Form 10QSB
period 1996-03-31
FOCUS ENHANCEMENTS INC
filed 1996-05-15
CIK 884719

FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1996

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission File Number 1-11860
                         ------------------------------


                            FOCUS ENHANCEMENTS, INC.
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                        04-3186320
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                        identification No.)


                       800 WEST CUMMINGS PARK, SUITE 4500
                                WOBURN, MA 01801
                    (Address of principal executive offices)


                                (617) 938 - 8088
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---

As of May 8, 1996, there were outstanding 8,354,309 shares of Common Stock, $.01 par value per share.

                            FOCUS ENHANCEMENTS, INC.
                                   FORM 10-QSB

                                QUARTERLY REPORT
                                 March 31, 1996

                                TABLE OF CONTENTS

                                                                                                          PAGE
FACING PAGE                                                                                                 1

TABLE OF CONTENTS                                                                                           2

PART I.  FINANCIAL INFORMATION

         ITEM 1. Consolidated Financial Statements:

                       Consolidated Balance Sheets at March 31, 1996
                       and December 31, 1995                                                                3

                       Consolidated Statements of Operations
                       for the Three Months Ended March 31, 1996 and 1995                                   4

                       Consolidated Statements of Cash Flows
                       for the Three Months Ended March 31, 1996 and 1995                                   5

                       Notes to Consolidated Financial Statements                                         6-7

         ITEM 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                               8-14

PART II. OTHER INFORMATION

         ITEM 1. Legal Proceedings                                                                         15
         ITEM 2. Changes in Securities                                                                     15
         ITEM 3. Defaults Upon Senior Securities                                                           15
         ITEM 4. Submission of Matters to a Vote of Security Holders                                       15
         ITEM 5. Other Information                                                                         15
         ITEM 6. Exhibits and Reports on Form 8-K                                                          16

SIGNATURES                                                                                                 17

EXHIBIT 11- Computation of Primary and Fully Diluted Earnings Per Share                                    18

                            FOCUS ENHANCEMENTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                                                                               March 31,           December 31,
                                                                                                  1996                 1995
                                                                                            -----------------    -----------------
Current Assets:
      Cash and cash equivalents                                                                   $1,006,468           $2,140,043
      Accounts receivable, net of allowance of $246,499 and $296,887
           at March 31, 1996 and December 31, 1995, respectively                                   3,640,238            1,860,592
      Inventories                                                                                  1,766,703            1,862,335
      Prepaid expenses and other current assets                                                      223,065              346,458
                                                                                            -----------------    -----------------
           Total current assets                                                                    6,636,474            6,209,428

Property and equipment, net                                                                          341,215              417,849
Other assets, net                                                                                     88,145              105,379
Goodwill, net                                                                                      2,153,039            2,227,723
                                                                                            -----------------    -----------------

           Total assets                                                                           $9,218,873           $8,960,379
                                                                                            =================    =================



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable                                                                               $2,607,458           $3,637,458
      Obligations under capital leases                                                                98,807              133,497
      Accounts payable                                                                             2,223,170            1,228,860
      Accrued liabilities                                                                          2,479,460              346,927
                                                                                            -----------------    -----------------
           Total current liabilities                                                               7,408,895            5,346,741

Obligations under capital leases                                                                      16,930               26,310
                                                                                            -----------------    -----------------

           Total liabilities                                                                       7,425,825            5,373,052
                                                                                            -----------------    -----------------

Stockholders' equity
      Preferred stock, $.01 par value; 3,000,000 shares authorized; none issued                            -                    -
      Common stock, $.01 par value: 16,000,000 shares authorized,
          8,353,809 and 7,171,862 shares issued and outstanding at
         March 31, 1996 and December 31, 1995, respectively.                                          83,538               71,719
      Additional paid-in capital                                                                  15,007,483           13,168,730
      Accumulated deficit                                                                        (13,297,973)          (9,653,122)
                                                                                            -----------------    -----------------
           Total stockholders' equity                                                              1,793,048            3,587,327
                                                                                            -----------------    -----------------

           Total liabilities and stockholders' equity                                             $9,218,873           $8,960,379
                                                                                            =================    =================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                      Three Months Ended
                                                                  March 31,          March 31,
                                                                   1996                 1995
                                                             ------------------   -----------------
Net sales                                                          $ 3,801,879          $5,274,721

Cost of goods sold                                                   5,125,810           3,707,242
                                                             ------------------   -----------------

      Gross profit                                                  (1,323,931)          1,567,479

Operating expenses:

      Sales, marketing and support                                   1,147,129             779,030

      General and administrative                                       768,354             484,080

      Research and development                                         283,252             296,136
                                                             ------------------   -----------------

           Total operating expenses                                  2,198,735           1,559,246
                                                             ------------------   -----------------

Income (loss) from operations                                       (3,522,666)              8,233

Interest expense, net                                                 (104,374)           (137,887)
Other income (expense)                                                 (10,311)            182,154
                                                             ------------------   -----------------

Net income (loss) before income taxes                               (3,637,351)             52,500

Federal income tax expense                                               7,500                  -
                                                             ------------------   -----------------

Net income (loss)                                                  $(3,644,851)       $     52,500
                                                             ==================   =================

Net income (loss) per common share                                 $      (.49)       $       0.01
                                                             ==================   =================


Weighted average common and common
      equivalent shares outstanding                                  7,382,665           5,377,106
                                                             ==================   =================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              Three Months Ended
                                                                                    March 31,                    March 31,
                                                                                       1996                         1995
                                                                             -------------------------    -------------------------
Cash flows from operating activities:
      Net income (loss)                                                          $         (3,644,851)     $                52,500
      Adjustments to reconcile net income (loss) to net cash used in operating activities:
           Depreciation and amortization                                                      204,324                      246,187
           Amortization of deferred compensation                                                 -                          14,768
           Other income                                                                          -                        (182,154)
           Changes in operating assets and liabilities:
                   (Increase) decrease in accounts receivable                              (1,739,646)                      88,255
                   Increase in notes receivable                                               (40,000)                       -
                   Decrease (increase) in inventories                                          95,632                     (459,176)
                   Decrease (increase) in prepaid expenses and other assets                   123,393                      (87,373)
                   Increase (decrease) in accounts payable                                    994,310                     (121,384)
                   Increase in accrued liabilities                                          2,132,533                        4,647
                                                                             -------------------------    -------------------------

           Net cash used in operating activities                                           (1,874,305)                    (443,730)
                                                                             -------------------------    -------------------------

Cash flows from investing activities:
      Purchase of property and equipment                                                      (35,772)                     (19,624)
                                                                             -------------------------    -------------------------

           Net cash used in investing activities                                              (35,772)                     (19,624)
                                                                             -------------------------    -------------------------

Cash flows from financing activities:
      Payments on notes payable                                                            (1,030,000)                    (164,314)
      Payments under capital lease obligations                                                (44,070)                     (45,794)
      Net proceeds from private offering of common stock                                      890,357                      708,688
      Net proceeds from exercise of warrants                                                  883,215                            -
      Proceeds from exercise of common stock options                                           77,000                        9,609
                                                                             -------------------------    -------------------------

           Net cash provided by financing activities                                          776,502                      508,189
                                                                             -------------------------    -------------------------

Net increase (decrease) in cash and cash equivalents                                       (1,133,575)                      44,835

Cash and cash equivalents at beginning of period                                            2,140,043                       81,181
                                                                             -------------------------    -------------------------

Cash and cash equivalents at end of period                                      $           1,006,468       $              126,016
                                                                             =========================    =========================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            FOCUS ENHANCEMENTS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The consolidated financial statements of FOCUS Enhancements, Inc. ("the Company") as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. In the opinion of management, the consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of the interim periods. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for any future period.

2.       NET INCOME (LOSS) PER SHARE

         Per share amounts are calculated using the weighted average number of common shares and common share equivalents outstanding during periods of net income. Common share equivalents are attributable to unexercised stock options and warrants and are computed using the treasury stock method. Per share amounts are calculated using only the weighted average number of common shares outstanding during periods of net loss.

3.       NOTE RECEIVABLE

         On January 5, 1996, an officer of the Company borrowed $40,000 under a promissory note, bearing interest at 8.5% per annum and due not later than January 5, 1997. At March 31, 1996, the balance is included in accounts receivable.

4.       INVENTORIES

         Inventories consist of the following:

                                   March 31,            December 31,
                                      1996                   1995
                                      ----                   ----

Finished goods                     $    1,559,706            $ 1,669,003
Raw materials                             206,997                193,332
                               -------------------    -------------------
                                      $ 1,766,703            $ 1,862,335
                               ===================    ===================


5.       NOTES PAYABLE

         The Company maintains a line of credit with a bank which permits borrowings up to $1,000,000. Borrowings under the line of credit are payable on demand and are collateralized by all of the assets of the Company except as noted below. Borrowings aggregating $910,000 at March 31, 1996 bear interest at the bank's prime rate plus 1% and are personally guaranteed by an investor. The line of credit expired on April 6, 1996, and the Company is currently negotiating with the lender to extend the due date of the line of credit.

         In October 1994, the Company borrowed $2,500,000 from an unrelated individual under a term line of credit note (the "term note") due February 1, 1996. The term note accrues interest at the prime rate plus 2%, payable quarterly in arrears, and is collateralized by the inventory, accounts receivable and contract rights related to the Company's business with Apple Computer, Inc. The Company is currently negotiating with the lender to extend the due date of the term note to March 31, 1997 or convert the term note into equity. In January 1996, the Company repaid $1,000,000 of the amount owed under the term note. At March 31, 1996, the Company owed $1,500,000 to the lender under the term note.

6.       SUPPLEMENTARY CASH FLOW INFORMATION

         In March 1996, the Company sold approximately 339,000 shares of common stock for gross proceeds of approximately $951,000 in connection with a private offering to foreign investors. This stock is unregistered and subject to restrictions on private trading in the United States for a period of forty-one days. In connection with the offering, the Company incurred fees of approximately $61,000. No warrants were issued to the underwriter. Net proceeds of the offering were approximately $890,000.

         From January 1, through March 31, 1996, the Company issued approximately 781,000 shares of common stock upon the exercise of approximately 774,000 private and public warrants, receiving gross proceeds of approximately $1,010,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following information should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

         The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-QSB which are not historical facts constitute forward looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Each forward looking statement should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1, of this Quarterly Report and with the information contained in Item 2, including, but not limited to, "Certain Factors That May Affect Future Results" contained herein, together with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended
   December 31, 1995, including, but not limited to, the section therein entitled "Certain Factors That May Affect Future Results."

RESULTS OF OPERATIONS

               Three-Month Period Ended March 31, 1996 As Compared
                With The Three-Month Period Ended March 31, 1995

NET SALES

         Net sales for the three-month period ended March 31, 1996 were $3,801,879 as compared with $5,274,721 for the three-month period ended March 31, 1995, a decrease of $1,472,842 or 28%. In May 1995, the Company restructured its agreement with Apple Computer, Inc. ("Apple") regarding the Company's L-TV product so that it could recognize royalty revenue rather than product sales with related cost of goods sold, as it had in its transactions with Apple during the first quarter of 1995. The restructuring of the agreement resulted from the severe liquidity and cash flow problems experienced by the Company at the end of 1994 and during the first six months of 1995. In the quarter ended March 31, 1996, the Company recognized royalty revenues from Apple of approximately $317,000 or 8% of net sales, with 100% gross margin. If the Company had recognized Apple revenue on a product sale rather than royalty basis in the quarter ended March 31, 1996, net sales would have been approximately $4,927,000, a decrease of $347,000, or 7% from net sales in the three months ended March 31, 1995. The Company expects that royalty revenues from the Apple agreement will not be material for the remainder of 1996.

         Also, in the three-month period ended March 31, 1996, net sales were lower in that the Company experienced a significant reduction in orders from Apple for the Company's L-TV product and orders for the Company's graphics/ connectivity products for Apple's PowerBook 190 and 5300 laptop computers.

         As of March 31, 1996, the Company had a sales order backlog, including royalty sales, of approximately $236,000.

COST OF GOODS SOLD

         Cost of goods sold were $5,125,810 or 135% of net sales, for the three-month period ended March 31, 1996, as compared with $3,707,242 or 70% of net sales, for the three months ended March 31, 1995, an increase of $1,418,568 or 38%. The increase in cost of goods sold in absolute dollars and as a percentage of sales is due principally to the writedown of inventory related to the Company's graphics/connectivity products for the Powerbook 190 and 5300 laptop computers and miscellaneous adjustments for sales of inventory at cost including freight expediting charges associated with the launch of the Micro Presenter product.

         As previously disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, the Company experienced a significant reduction in orders for the Company's L-TV product and graphics/connectivity products for the Powerbook 190 and 5300 laptop computers during the quarter ended March 31, 1996. In the past months, management has become aware of various product quality and poor sell-through issues relating to Apple's Powerbook 190 and 5300 products, including a recall by Apple of these products in May 1996. Because of the uncertainty with respect to these Apple products and the likelihood that demand for the Company's graphics/connectivity products will be significantly below current inventory levels, management has decided to minimize the Company's inventory exposure and take a charge of $2.2 million in the first quarter of 1996.

SALES, MARKETING AND SUPPORT EXPENSES

         Sales, marketing and support expenses were $1,147,129 or 30% of net sales, for the three-month period ended March 31, 1996, as compared with $779,030, or 15% of net sales, for the three-month period ended March 31, 1995, an increase of $368,099 or 47%. The increase in sales, marketing and support expenses in both absolute dollars and as a percentage of net sales is primarily the result of increased marketing and advertising expenditures, principally for display and mail order advertising both domestically and internationally.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the three-month period ended March 31, 1996 were $768,354 or 20% of net sales, as compared with $484,080, or 9% of net sales for the three-month period ended March 31, 1995, an increase of $284,274 or 59%. The increase is due primarily to higher than expected audit, legal and outside consulting fees associated with the Company's 1995 audit and related filings.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses for the three-month period ended March 31, 1996 were $283,252, or 7% of net sales, as compared to $296,136, or 6% of net sales, for three-month period ended , a decrease of $12,884 or 4%. The decrease in research and development expenses in both absolute dollars and as a percentage of revenue is due primarily to lower salary and related expenses. During the quarter ended March 31, 1996, the Company launched PC-Z-TV for Zenith and the Micro Presenter product.

INTEREST EXPENSE, NET

         Net interest expense for the three-month period ended March 31, 1996 was $104,374, or 3% of net sales, as compared to $137,887, or 3% of net sales, for the three-month period ended March 31, 1995 a decrease of $33,513, or 24%. Interest expense for the three-month period ended March 31, 1996 arose primarily from the $2,500,000 term note, which the Company issued in October 1994 to an unrelated party, and a $1,000,000 line of credit with its commercial bank. In addition, expenses related to the issuance of warrants to lenders in 1995 are included in interest expense for the quarter ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         For the quarter ended March 31, 1996, net cash used in operating activities was $1,874,305 consisting primarily of a net loss of $3,644,851, and an increase in accounts receivable of $1,739,646. These were partially offset by increased accounts payable and accrued liabilities totaling $3,126,843 as well as depreciation of property, plant and equipment and amortization of goodwill relating to the Lapis acquisition of $204,324. Net cash provided by financing activities was $776,503 due primarily to proceeds of approximately $1,850,000 from the exercise of warrants and issuance of shares of common stock in private placements described below. The proceeds were partially offset by the payment of notes payable totaling $1,030,000 primarily the partial repayment of $1,000,000 of the amount owed under the Company's $2,500,000 term note.

         As of March 31, 1996, the Company had a working capital deficit of $772,741, as compared to working capital of $862,686 at December 31, 1995, a decrease of $1,635,107. The decrease is primarily attributable to an increase in accounts payable of approximately $1,000,000 and an increase in accrued liabilities of approximately $2,100,000 offset by an increase in accounts receivable of approximately $1,700,000.

         In March 1996, the Company sold approximately 339,000 shares of common stock for gross proceeds of approximately $951,000 in connection with a private offering to private investors. This stock is unregistered and subject to restrictions on private trading in the United States for a period of forty-one days. In connection with the offering, the Company incurred fees of approximately $61,000. No warrants were issued to the underwriter. Net proceeds of the offering were approximately $890,000.

         From January 1, through March 31, 1996, the Company issued approximately 781,000 shares of common stock upon the exercise of approximately 774,000 private and public warrants, receiving gross proceeds of approximately $1,010,000.

         In connection with the Company's writedown of $2.2 million in inventory of graphics/connectivity products for the Apple 190 and 5300 laptop computers, the Company recorded approximately $466,000 in charges for inventory received in the quarter ended March 31, 1996 and recorded an additional approximately $1,742,000 of accrued liabilities for products ordered under non-cancellable purchase orders that had not been received at March 31, 1996.

         From its inception through March 31, 1996, the Company has incurred approximately $13 million of accumulated losses. The report of independent accountants on the Company's financial statements as of and for the years ended December 31, 1995 and 1994 includes an explanatory paragraph to the effect that the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve its fiscal 1996 operating plan, including the achievement of sustained profitability, and obtaining additional sources of financing. In 1995, the Company redefined its operating model to achieve profitability by discontinuing sales of lower-margin, non-proprietary products, by focusing its marketing efforts on its higher-margin proprietary products, emphasizing sales to OEMs and the reseller channel, limiting inventory levels and reducing operating costs. In 1996, the Company expects to continue to use this business model. The Company's ability to achieve profitability in 1996 is dependent upon its securing additional contracts from OEM partners such as Apple and Zenith Electronics, Inc., as well as, increasing revenues through its domestic and international distributors. The Company does not have any material commitments for capital expenditures. Management anticipates that current working capital, funds generated through the revised business model, and additional funds that may be received from debt or equity financing will be sufficient to fund operations for at least 12 months. The Company is currently negotiating with its commercial bank and its unaffiliated lenders to extend until March 1997 the term of its $1,000,000 line of credit and its $2,500,000 term note. There can be no assurance that the Company will achieve sustained profitability or obtain sufficient financing to provide the liquidity necessary for the Company to continue operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         The following discussion of the Company's risk factors should be read in conjunction with the financial statements and related notes thereto. The following factors among others, could cause actual results to differ materially from those contained in forward looking statements contained or incorporated by reference in this report and presented by management from time to time. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition.

         Reliance on Major Customer. Approximately 50% of the Company's net sales during the year ended December 31, 1995 and approximately 8% of the Company's net sales during the three months ended March 31, 1996 were derived from sales of the Company's L-TV product to Apple Computer, Inc. ("Apple"). In August 1994, the Company entered into a two year Master Purchase Agreement with Apple under which Apple has agreed to bundle and distribute the Company's L-TV product with Apple's "Presentation System" product offering. In May 1995, the Company restructured the Agreement due to the Company's severe liquidity and cash flow problems at the end of 1994 and during the first half of 1995. As a result, the Company outsourced all manufacturing functions to a turnkey vendor who paid the Company a royalty on sales. The Agreement is non-exclusive and does not obligate Apple to purchase minimum quantities of the L-TV product and may be terminated at any time by Apple. Management believes that orders under this agreement in 1996 will not be material to the Company's revenues for the year as a whole. The Company believes it may secure additional contracts from Apple in the future, however, no assurances can be given that the Company will be successful in securing one or more additional contracts.

         Future Capital Needs. At March 31, 1996, the Company had a working capital deficit of $772,421, cash and cash equivalents of $1,006,468 and was fully drawn on its $1 million line of credit with its bank and its $2.5 million term note with an unaffiliated lender. Historically, the Company has been required to meet its short- and long-term cash needs through debt and the sale of Common Stock in private placements in that cash flow from operations has been insufficient. In December 1995, the Company received gross proceeds of $1 million from the sale of Common Stock to four investors in a private placement. In the first quarter of 1996, the Company received approximately $1,850,000 in proceeds from the exercise of warrants and sale of common stock.

         The Company's future capital requirements will depend on many factors, including cash flow from operations, continued progress in its research and development programs, competing technological and market developments, and the Company's ability to market its products successfully. During 1996, the Company may be required to raise additional funds through equity or debt financing, of which there can be no assurance. Any equity financing could result in dilution to the Company's then-existing stockholders that the Company will be able to obtain. Sources of debt financing may result in higher interest expense. Any financing, if available, may be on terms unfavorable to the Company. If adequate funds are not available, the Company may be required to curtail its activities significantly.

         Limited Availability of Capital under Credit Arrangements with Lenders. The Company maintains a $1,000,000 line of credit with Silicon Valley Bank. As of March 31, 1996, approximately $910,000 is owed to the Bank under the line of credit. Pursuant to its agreement with the Bank, the line of credit terminated in April 1996, and the Company is currently negotiating with the Bank to extend the line of credit until March 31, 1997. In the event that the Bank does not renew the line of credit, the Company will be required to pay the amounts outstanding from working capital or other equity or debt financing. At March 31, 1996, the Company's cash position was approximately $1 million, which could be used to repay a portion of the outstanding balance on this line of credit.

         In October 1994, the Company borrowed $2,500,000 from a private lender to help finance its inventory and accounts receivable under its Master Purchase Agreement with Apple. The Company issued to this private lender its term note in the aggregate principal amount of $2,500,000. The term note accrues interest at the revolving rate of prime plus 2%, is payable quarterly in arrears at the end of December, March, June, and September, and is due February 1, 1996. The term note is secured by those specific assets financed under the agreement with Apple, including accounts receivable, finished goods, inventory, raw materials, work-in-process and contract rights arising under the Apple agreement. The Company has fully utilized the proceeds of this term note to finance purchase orders received from Apple. In January 1996, the Company repaid approximately $1 million of the amount owed under the term note. The Company is currently negotiating with the lender to extend the due date of the term note to March 31, 1997 or convert the term note into equity. In the event that the lender does not extend the due date of the term note, the Company will be required to pay the amounts outstanding from working capital or other equity or debt financing.

         Component Supply Problems. The Company purchases all of its parts from outside suppliers and from time to time experiences difficulty in obtaining some components or peripheral devices. The Company attempts to reduce the risk of supply interruption by evaluating and obtaining alternative sources for various components or peripheral devices. However, there can be no assurance that supply shortages will not occur in the future which could significantly increase the cost, or delay of shipment of, the Company's products, which in turn could adversely affect its results of operations.

         Dependence on Apple Macintosh Platform: Adverse Effects of Reduced Apple Macintosh Sales. A substantial portion of the Company's sales to date have been derived from products designed for use on the Apple Macintosh family of personal computers, and the Company expects that sales of products for use with Macintosh computers will continue to represent a substantial portion of its net sales for the foreseeable future. Although sales of Macintosh computers have increased from year to year, there can be no assurance that such sales will continue to be widely accepted as a platform for high performance applications. Also, there can be no assurance that other computer platforms will not gain increased acceptance in the Company's markets as these platforms evolve to support applications similar to those offered for the Macintosh. In addition, there can be no assurance that the Company will be able to make timely and successful introductions of products for other platforms.

         Reliance on Single Vendor. Approximately 60% of the components for the Company's products are manufactured on a turnkey basis by a single vendor, Pagg Corporation. In the event that the vendor were to cease supplying the Company, management believes there are alternative vendors for the components for the Company's products. However, the Company would experience short-term delays in the shipment of its products.

         Market Acceptance. The Company's sales and marketing strategy contemplates sales of its products to the Macintosh computer enhancements market. There can be no assurance that the Company's marketing strategy will be effective and that consumers of Macintosh computer enhancements will buy the Company's products. The failure of the Company to penetrate the Macintosh enhancements market would have a material adverse effect upon its operations and prospects. Market acceptance of the Company's current and proposed products will depend upon the ability of the Company to demonstrate the advantages of its products over other computer enhancement products.

         Competition. The Macintosh computer enhancements market is extremely competitive. The Company competes with computer retail stores, including superstores, certain hardware and software vendors which sell directly to end-users, and other direct marketers of Macintosh enhancements and peripheral products. Many of the Company's competitors, including Apple, Radius and Asante, have greater market recognition and greater financial, technical, marketing and human resources than the Company. Although the Company is not currently aware of any announcements by its competitors that would have a material impact on the Company or its operations, there can be no assurance that the Company will be able to compete successfully against existing companies or new entrants to the marketplace.

         Technological Obsolescence. The Macintosh computer enhancements market is characterized by extensive research and development and rapid technological change resulting in product life cycles of nine to eighteen months. Development by others of new or improved products, processes or technologies may take the Company's products or proposed products obsolete or less competitive. The Company will be required o devote substantial efforts and financial resources to enhance its existing products and to develop new products. There can be no assurance that the Company will succeed with these efforts.

         Protection of Proprietary Information. The Company does not have any patents. The Company treats its technical data as confidential and relies on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets to protect its proprietary information. There can be no assurance that these measures will adequately protect the confidentiality of the Company's proprietary information or that others will not independently develop products or technology that are equivalent or superior to those of the Company. While it may be necessary or desirable in the future to obtain licenses relating to one or more of its products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms.

         Dependence on Key Personnel. The Company's success depends to a significant extent, upon a number of key employees. The loss of services of one or more of these employees, especially the Company's Chief Executive Officer and President, Thomas L. Massie, could have a material adverse effect on the business of the Company. The Company believes that its future success will also depend in part upon its ability to attract, retain and motivate qualified personnel. Competition for such personnel in the computer industry is intense. Although the Company has not in the past experienced difficulty in attracting and retaining qualified personnel, there can be no assurance that the Company will be successful in attracting and retaining such personnel in the future.

         Volatility of Stock Price. The price of the Company's Common Stock and Redeemable Common Stock Purchase Warrants has fluctuated widely in the past. Management believes that such fluctuations may have been caused by quarterly fluctuations in the Company's results of operations and other factors, including changes in the personal computer market generally and in the market for products related to the Apple operating system in particular. Due to the rapid technological changes and highly competitive nature of the computer industry as a whole, prices for the securities of technology companies have experienced extreme volatility over the past several months and can be expected to experience extreme volatility in the future. Such price volatility could have a material adverse effect on the Company's ability to raise capital at favorable valuations, as well as reduce the ability of a holder of the Company's securities to sell them at favorable prices.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company is not party to any pending legal proceedings, other than routine litigation that is incidental to the business, which would have a material adverse effect on the Company's financial position or results of operation for the quarter ended March 31, 1996.


ITEM 2.  CHANGES  IN SECURITIES

         No instruments defining the rights of the holders of any class of registered securities have been materially modified nor have the rights evidenced by any class of registered securities been materially limited or qualified by the issuance or modification of any other class of securities.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company maintains a revolving line of credit with a bank which permits borrowings up to $1,000,000. Borrowings under the line are payable on demand and are collateralized by all assets of the Company except as noted below. Borrowings aggregating $910,000 at March 31, 1996 bear interest at the bank's prime rate plus 1% and are personally guaranteed by an investor. The line expired on April 6, 1996, and the Company is currently negotiating with the lender to extend the due date of the loan.

         In October 1994, the Company borrowed $2,500,000 from an unrelated individual under a term note due February 1, 1996. The term note accrues interest at the prime rate plus 2%, payable quarterly in arrears, and is collateralized by the inventory, accounts receivable and contract rights related to the Company's business with Apple Computer, Inc. The Company is currently negotiating with the lender to extend the due date of the term note to March 31, 1997 or convert the term note into equity. In January 1996, the Company repaid $1,000,000 of the amount owed under the term note. At March 31, 1996, the Company owed $1,500,000 to the lender under the term note.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE

         No matters were submitted during the first quarter ended March 31, 1996 to a vote of security holders of the Company, whether through solicitation of proxies or otherwise.


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The following exhibits are filed herewith:

         a.  Exhibit 11 - Statement Computation of Per Share Earnings.

         b.  Report on Form 8-K.   The Company did not file any reports on Form
             8-K during the quarter ended March 31, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            FOCUS ENHANCEMENTS, INC.




     May  15, 1996         By:  /s/ Thomas L. Massie
                               -----------------------------------
                                        Thomas L. Massie
                                           President,
                                   Chief Executive Officer and
                                      Chairman of the Board
                                  (Principal Executive Officer)




     May 15, 1996          By:  /s/ Jeremiah J. Cole, Jr.
                               -----------------------------------
                                       Jeremiah J. Cole, Jr.
                                     Vice President of Finance
                                   (Principal Accounting Officer)