Form 10QSB
period 1996-06-30
FOCUS ENHANCEMENTS INC
filed 1996-08-14
CIK 884719

FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended:   June 30, 1996

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

As of July 25, 1996, there were outstanding 9,274,708 shares of Common Stock, $.01 par value per share.


                            FOCUS ENHANCEMENTS, INC.
                                   FORM 10-QSB

                                QUARTERLY REPORT
                                  June 30, 1996

                                TABLE OF CONTENTS

                                                                                           PAGE
FACING PAGE                                                                                  1

TABLE OF CONTENTS                                                                            2

PART I.  FINANCIAL INFORMATION

         ITEM 1. Consolidated Financial Statements:

                       Consolidated Balance Sheets at June 30, 1996
                       and December 31, 1995                                                 3

                       Consolidated Statements of Operations
                       for the Three Months Ended June 30, 1996 and 1995                     4

                       Consolidated Statements of Operations
                       for the Six Months Ended June 30, 1996 and 1995                       5

                       Consolidated Statements of Cash Flows
                       for the Six Months Ended June 30, 1996 and 1995                       6

                       Notes to Consolidated Financial Statements                          7-8

         ITEM 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                9-16

PART II. OTHER INFORMATION

         ITEM 1. Legal Proceedings                                                          17
         ITEM 2. Changes in Securities                                                      17
         ITEM 3. Defaults Upon Senior Securities                                            17
         ITEM 4. Submission of Matters to a Vote of Security Holders                        17
         ITEM 5. Other Information                                                          18
         ITEM 6. Exhibits and Reports on Form 8-K                                           18

SIGNATURES                                                                                  19


EXHIBIT 11- Computation of Primary and Fully Diluted Earnings Per Share                     20

                            FOCUS ENHANCEMENTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                            ASSETS

                                                                                  June 30,       December 31,
                                                                                    1996            1995
                                                                                -------------   -------------
Current Assets:
     Cash and cash equivalents                                                   $   610,080      $2,140,043
     Accounts receivable, net of allowance of $159,418 and $296,887
         at June 30, 1996 and December 31, 1995, respectively                      4,634,737       1,860,592
     Inventories                                                                   1,894,324       1,862,335
     Prepaid expenses and other current assets                                       168,930         346,458
                                                                                -------------   -------------
         Total current assets                                                      7,308,071       6,209,428

Property and equipment, net                                                          281,334         417,849
Other assets, net                                                                     73,524         105,379
Goodwill, net                                                                      2,083,585       2,227,723
                                                                                -------------   -------------

         Total assets                                                             $9,746,514      $8,960,379
                                                                                =============   =============



                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                                $2,597,458      $3,637,458
     Obligations under capital leases                                                 68,751         133,497
     Accounts payable                                                              2,079,363       1,228,860
     Accrued liabilities                                                             956,015         346,927
                                                                                -------------   -------------
         Total current liabilities                                                 5,701,587       5,346,742

Obligations under capital leases                                                      10,404          26,310
                                                                                -------------   -------------

         Total liabilities                                                         5,711,991       5,373,052
                                                                                -------------   -------------

Stockholders' equity
     Preferred stock, $.01 par value; 3,000,000 shares authorized; none issued             -               -
     Common stock, $.01 par value: 16,000,000 shares authorized,
         9,274,708 and 7,171,862 shares issued and outstanding at
        June 30, 1996 and December 31, 1995, respectively.                            92,747          71,719
     Additional paid-in capital                                                   17,157,996      13,168,730
     Accumulated deficit                                                         (13,216,220)     (9,653,122)
                                                                                -------------   -------------
         Total stockholders' equity                                                4,034,523       3,587,327
                                                                                -------------   -------------

         Total liabilities and stockholders' equity                               $9,746,514      $8,960,379
                                                                                =============   =============


The accompanying notes are an integral part of the consolidated financial statements.


                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended
                                                   June 30,       June 30,
                                                   1996             1995
                                               --------------   -------------
Net sales                                        $ 4,369,255      $3,434,154

Cost of goods sold                                 2,588,476       2,047,471
                                               --------------   -------------

     Gross profit                                  1,780,779       1,386,683

Operating expenses:

     Sales, marketing and support                    829,656         677,180

     General and administrative                      463,972         424,419

     Research and development                        334,689         186,301
                                               --------------   -------------

         Total operating expenses                  1,628,316       1,287,900
                                               --------------   -------------

Income (loss) from operations                        152,463          98,783

Interest expense, net                                (65,729)       (134,157)
Other income (expense)                                (2,481)         90,147
                                               --------------   -------------

Net income (loss) before income taxes                 84,253          54,773

Federal income tax expense                             2,500               -
                                               --------------   -------------

Net income (loss)                               $      81,753    $     54,773
                                               ==============   =============

Net income (loss) per common share              $        0.01    $       0.01
                                               ==============   =============


Weighted average common and common
     equivalent shares outstanding                 8,894,842        6,305,471
                                               ==============   =============


The accompanying notes are an integral part of the consolidated financial statements.


                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Six Months Ended
                                                   June 30,       June 30,
                                                     1996           1995
                                               --------------   --------------
Net sales                                       $  8,171,134     $  8,708,875

Cost of goods sold                                 7,714,286        5,754,713
                                               --------------   --------------

     Gross profit                                    456,848        2,954,162

Operating expenses:

     Sales, marketing and support                  1,976,785        1,456,210

     General and administrative                    1,232,325          908,499

     Research and development                        617,941          482,437
                                               --------------   --------------

         Total operating expenses                  3,827,051        2,847,146
                                               --------------   --------------

Income (loss) from operations                     (3,370,203)         107,016

Interest expense, net                               (170,103)        (272,044)
Other income                                         (12,792)         272,301
                                               --------------   --------------

Net income before income taxes                    (3,553,098)         107,273

Federal income tax expense                            10,000                -

Net income (loss)                                $(3,563,098)    $    107,273
                                               ==============   ==============

Net income (loss) per common share              $      (0.45)    $       0.02
                                               ==============   ==============


Weighted average common and common
     equivalent shares outstanding                 7,974,362        5,681,076
                                               ==============   ==============



The accompanying notes are an integral part of the consolidated financial statements.


                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Six Months Ended
                                                                    June 30,         June 30,
                                                                      1996             1995
                                                                  ---------------   ------------
Cash flows from operating activities:
     Net income (loss)                                            $   (3,563,098)   $    107,273
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
        Depreciation and amortization                                    390,715         470,389
        Amortization of deferred compensation                                  -          39,383
        Gain on forgiveness of accounts payable                                -        (272,647)
        Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable              (2,736,188)        211,031
              Increase in notes receivable                               (37,957)              -
              Decrease (increase) in inventories                         (31,989)         75,223
              Decrease(increase) in prepaid expenses and
                other assets                                             177,528         (15,960)
              Increase (decrease) in accounts payable                    850,503      (1,124,821)
              Increase in accrued liabilities                            609,088           2,073
                                                                 ----------------  --------------

        Net cash used in operating activities                         (4,341,398)       (508,056)
                                                                 ----------------  --------------

Cash flows from investing activities:
     Purchase of property and equipment                                  (78,207)        (24,553)
     Purchase of intangible assets                                                       (65,749)
                                                                 ----------------  --------------

        Net cash used in investing activities                            (78,207)        (90,302)
                                                                 ----------------  --------------

Cash flows from financing activities:
     Payments on notes payable                                        (1,040,000)       (473,627)
     Payments under capital lease obligations                            (80,652)       (102,539)
     Net proceeds from private offering of common stock                3,015,528       1,146,050
     Net proceeds from exercise of warrants                              894,015               -
     Proceeds from exercise of common stock options and warrants         100,751          19,619
                                                                 ----------------  --------------

        Net cash provided by financing activities                      2,889,642         589,503
                                                                 ----------------  --------------

Net increase (decrease) in cash and cash equivalents                  (1,529,963)         (8,855)

Cash and cash equivalents at beginning of period                       2,140,043          81,181
                                                                 ----------------  --------------

Cash and cash equivalents at end of period                        $      610,080   $      72,326
                                                                 ================  ==============

The accompanying notes are an integral part of the consolidated financial statements.

                            FOCUS ENHANCEMENTS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The consolidated financial statements of FOCUS Enhancements, Inc. ("the Company") as of June 30, 1996 and for the three and six month periods ended June 30, 1996 and 1995 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. In the opinion of management, the consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of the interim periods. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for any future period.

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

3.       NOTE RECEIVABLE

         On January 5, 1996, an officer of the Company borrowed $40,000 under a promissory note, bearing interest at 8.5% per annum and due not later than January 5, 1997. At June 30, 1996, the balance is included in accounts receivable.

4.       INVENTORIES

         Inventories consist of the following:

                                             June 30,            December 31,
                                               1996                   1995
                                               ----                   ----

         Finished goods                   $    1,440,016            $ 1,669,003
         Raw materials                           454,308                193,332
                                     -------------------    -------------------
                                             $ 1,894,324            $ 1,862,335
                                     ===================    ===================

5.       NOTES PAYABLE

         The Company maintains a line of credit with a bank which permits borrowings up to $1,000,000. Borrowings under the line of credit are payable on demand and are collateralized by all of the assets of the Company except as noted below. Borrowings aggregating $900,000 at June 30, 1996 bear interest at the bank's prime rate plus 1% and are personally guaranteed by an investor. On June 25, 1996, the line of credit was extended by the lender until March 7, 1997.

         In October 1994, the Company borrowed $2,500,000 from an unrelated individual under a term line of credit note (the "term note") due February 1, 1996. The term note accrues interest at the prime rate plus 2%, payable quarterly in arrears, and was originally collateralized by the inventory, accounts receivable and contract rights related to the Company's business with Apple

Computer, Inc. In January 1996, the Company repaid $1,000,000 of the amount owed under the term note. On June 28, 1996, the Company negotiated an amendment to the term note with the lender to extend the due date of the term note to March 31, 1997. In consideration of the extension, the Company granted a second security interest on all of the assets of the Company and issued 50,000 warrants to the lender exercisable for a period of three years at a price of $2.07 per share. At June 30, 1996, the Company owed $1,500,000 to the lender under the term note.

         Additionally, in June 1996, the Company entered into a security agreement with its largest inventory supplier regarding certain amounts owed by the Company to the supplier. At June 30, 1996, the outstanding amount owed the supplier was approximately $640,000. The amounts owed the supplier are secured by a third security interest in the Company's assets.


6.       SUPPLEMENTARY CASH FLOW INFORMATION

         In the second quarter ended June 30, 1996, the Company sold approximately 890,000 shares of common stock for gross proceeds of approximately $2,374,000 in connection with a private offering to foreign investors. The common stock is unregistered and subject to restrictions on trading in the United States for a period of forty-one days. In connection with the offering, the Company incurred fees and expenses of approximately $131,000. Net proceeds of the offering were approximately $2,240,000.

         For the six month period ended June 30, 1996, the Company sold approximately 1,229,000 shares of common stock for gross proceeds of approximately $3,325,000 in connection with two private offerings to foreign investors. The common stock is unregistered and subject to restrictions on trading in the United States for a period of forty-one days. In connection with the offerings, the Company incurred fees and expenses of approximately $192,000. Net proceeds of the offerings were approximately $3,130,000.

         From April 1 through June 30, 1996, the Company issued approximately 12,000 shares of common stock upon the exercise of approximately 12,000 private warrants, receiving gross proceeds of approximately $10,680. For the six month period ended June 30, 1996, the Company issued approximately 793,000 shares of common stock upon the exercise of approximately 786,000 public and private warrants, receiving gross proceeds of approximately $1,021,000.

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

RESULTS OF OPERATIONS

                 Three-Month Period Ended June, 1996 As Compared
                 With The Three-Month Period Ended June 30, 1995

NET SALES

         Net sales for the three-month period ended June 30, 1996 were $4,369,255 as compared with $3,434,154 for the three-month period ended June 30, 1995, an increase of $935,101 or 27%. The growth in revenues resulted primarily from increased OEM revenues related to sales of the Company's PC to TV products under the agreement with Zenith Electronics, as well as, increased revenues resulting from the continued expansion of the Company's domestic and international distribution customers.

         Also, in the three-month period ended June 30, 1996, the Company continued to experience a significant reduction in orders from Apple for the Company's L-TV product and orders for the Company's graphics/connectivity products for Apple's PowerBook 190 and 5300 laptop computers. During the quarter ended June 30, 1996, sales to Apple represented 1% of the Company's revenues as compared to 43% of revenues during the comprable quarter in 1995. The Company was able to liquidate through its distribution channel inventory related to Apple's PowerBook 190 and 5300 laptop computers which had been written off in the first quarter of 1996. The associated revenue for this transaction was approximately $1,568,000 or 36% of net sales for the three-month period ended June 30, 1996.

         As of June 30, 1996, the Company had a sales order backlog of approximately $750,000.

 COST OF GOODS SOLD

         Cost of goods sold were $2,588,476 or 59% of net sales, for the three-month period ended June 30, 1996, as compared with $2,047,471 or 60% of net sales, for the three months ended June 30, 1995, an increase of $541,005 or 26%. The increase in cost of goods sold in absolute dollars is due principally to the increased sales volume of the Company's Micro Presenter and PC to TV products. Cost of goods sold for the three-month period ended June 30, 1996 was favorably impacted by the sale of previously written off inventory related to Apple's PowerBook 190 and 5300 laptop computers.


SALES, MARKETING AND SUPPORT EXPENSES

         Sales, marketing and support expenses were $829,656 or 19% of net sales, for the three-month period ended June 30, 1996, as compared with $677,180, or 20% of net sales, for the three-month period ended June 30, 1995, an increase of $152,476 or 22%. The increase in sales, marketing and support expenses in absolute dollars is primarily the result of increased expenditures related to domestic and international channel expansion efforts, as well as the establishment of the Company's European headquarters in the Netherlands.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the three-month period ended June 30, 1996 were $463,972 or 11% of net sales, as compared with $424,419, or 12% of net sales for the three-month period ended June 30, 1995, an increase of $39,553 or 9%. The increase is due primarily to higher than expected audit, legal and outside consulting fees.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses for the three-month period ended June 30, 1996 were $334,689, or 8% of net sales, as compared to $186,301, or 5% of net sales, for three-month period ended June 30, 1995 an increase of $148,388 or 80%. The increase in research and development expenses in both absolute dollars and as a percentage of revenue is due primarily to higher staffing levels and related expenses associated with new product development and enhancement of the Company's current and future product offerings.

INTEREST EXPENSE, NET

         Net interest expense for the three-month period ended June 30, 1996 was $65,729, or 2% of net sales, as compared to $134,157, or 4% of net sales, for the three-month period ended June 30, 1995 a decrease of $68,428, or 51%. Interest expense for the three-month period ended June 30, 1996 arose primarily from the $2,500,000 term note, which the Company issued in October 1994 to an unrelated party, and a $1,000,000 line of credit with its commercial bank.

RESULTS OF OPERATIONS

                Six-Month Period Ended June 30, 1996 As Compared
                  With The Six-Month Period Ended June 30, 1995

NET SALES

         Net sales for the six-month period ended June 30, 1996 were $8,171,134 as compared with $8,708,875 for the six-month period ended June 30, 1995, a decrease of $537,741 or 6%. In May 1995, the Company restructured its agreement with Apple Computer, Inc. ("Apple") regarding the Company's L-TV product so that it could recognize royalty revenue rather than product sales with related cost of goods sold, as it had in its transactions with Apple during the first quarter of 1995. The restructuring of the agreement resulted from the severe liquidity and cash flow problems experienced by the Company at the end of 1994 and during the first six months of 1995. In the six months ended June 30, 1996, the Company recognized royalty revenues from Apple of approximately $340,000 or 4% of net sales, with 100% gross margin as compared to approximately $860,000 for the comparable period in 1995. The Company expects that royalty revenues from the Apple agreement will not be material for the remainder of 1996.

         In addition, net sales in the six-month period ended June 30, 1996, were lower due to a significant reduction in orders from Apple for the Company's L-TV product and orders for the Company's graphics/connectivity products for Apple's PowerBook 190 and 5300 laptop computers. During the period, sales to Apple represented 12% of the Company's revenues as compared to 46% of revenues in the first six months of 1995. It is anticipated that revenues from Apple will continue to decline, on a percentage basis, as the Company continues to diversify its distribution channels.

         Additionally, the Company began shipments under its agreement with Zenith Electronics for its PC to TV products during the six-month period ended June 30, 1996. Revenues for the period were approximately $1,400,000 or 17% of total revenues. There were no sales to Zenith Electronics in the first six months of 1995. The Company also experienced growth in its domestic and international reseller channels.


 COST OF GOODS SOLD

         Cost of goods sold were $7,714,286 or 94% of net sales, for the six-month period ended June 30, 1996, as compared with $5,754,713 or 66% of net sales, for the six months ended June 30, 1995, an increase of $1,959,573 or 34%. The increase in cost of goods sold in absolute dollars and as a percentage of sales is due principally to the write down of inventory related to the Company's graphics/connectivity products for the Powerbook 190 and 5300 laptop computer.

         As previously disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, the Company experienced a significant reduction in orders for the Company's L-TV product and graphics/connectivity products for the Powerbook 190 and 5300 laptop computers during the period ended June 30, 1996. During the first five months of 1996, management became aware of various product quality and sell-through issues relating to Apple's Powerbook 190 and 5300 products, including a recall by Apple of the products in May 1996. Because of the uncertainty with respect to these Apple products and the likelihood that demand for the Company's graphic/connectivity products would be significantly below the Company's then existing inventory levels, management decided to minimize the Company's inventory exposure and recorded a charge of $2.2 million in the first quarter of 1996. In the second quarter of 1996, this inventory was liquidated through the Company's distribution channels which had the result of reducing cost of goods sold as a percentage of total revenues.

SALES, MARKETING AND SUPPORT EXPENSES

         Sales, marketing and support expenses were $1,976,785 or 24% of net sales, for the six-month period ended June 30, 1996, as compared with $1,456,210, or 17% of net sales, for the six-month period ended June 30, 1995, an increase of $520,575 or 35%. The increase in sales, marketing and support expenses in both absolute dollars and as a percentage of net sales is primarily the result of increased staffing, marketing and advertising expenditures related to the Company's distribution channel expansion efforts both domestically and internationally. The Company also established its European headquarters in the Netherlands during this period.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the six-month period ended June 30, 1996 were $1,232,325 or 15% of net sales, as compared with $908,499, or 10%
of net sales for the six-month period ended June 30, 1995, an increase of $323,826 or 36%. The increase is due primarily to higher than expected audit, legal and outside consulting fees associated with the Company's 1995 audit and related filings.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses for the six-month period ended June 30, 1996 were $617,941, or 8% of net sales, as compared to $482,437, or 6% of net sales, for six-month period ended June 30, 1995, an increase of $135,504 or 28%. The increase in research and development expenses in both absolute dollars and as a percentage of revenue is due primarily to increased staffing levels and related expenses associated with new product development and enhancement of the Company's current and future product offerings. During the period ended June 30, 1996, the Company launched the PC-Z-TV for Zenith and the Micro Presenter product.

INTEREST EXPENSE, NET

         Net interest expense for the six-month period ended June 30, 1996 was $170,103, or 2% of net sales, as compared to $272,044, or 3% of net sales, for the six-month period ended June 30, 1995, a decrease of $101,941, or 38%. Interest expense for the six-month period ended June 30, 1996 arose primarily from the $2,500,000 term note, which the Company issued in October 1994 to an unrelated party, and a $1,000,000 line of credit with its commercial bank. In addition, expenses related to the issuance of warrants to lenders in 1995 are included in interest expense for the period ended June 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 1996, net cash used in operating activities was $4,341,398 consisting primarily of a net loss of $3,563,098 and an increase in accounts receivable of $2,736,188. These were partially offset by increased accounts payable and accrued liabilities totaling $1,459,591 as well as depreciation of property, plant and equipment and amortization of goodwill relating to the Lapis acquisition of $390,715. Net cash provided by financing activities was $2,889,642 due primarily to proceeds of approximately $4,000,000 from the exercise of warrants, stock options and issuance of shares of common stock in private placements described below. The proceeds were partially offset by the payment of notes payable totaling $1,040,000 which included the repayment of $1,000,000 of the amount owed under the Company's $2,500,000 term note.

         As of June 30, 1996, the Company had a working capital of $1,606,484, as compared to working capital of $862,686 at December 31, 1995, an increase of $743,798. The increase is primarily attributable to the increase in accounts receivable of approximately $2,736,000 offset by increases in accounts payable of approximately $850,000 and accrued liabilities of approximately $600,000 from December 31, 1995.

         For the six month period ended June 30, 1996, the Company sold approximately 1,229,000 shares of common stock for gross proceeds of approximately $3,264,000 in connection with a private offering to private investors. This stock is unregistered and subject to restrictions on private trading in the United States for a period of forty-one days. In connection with the offering, the Company incurred fees of approximately $192,000. Net proceeds of the offering were approximately $3,072,000.

         From January 1 through June 30, 1996, the Company issued approximately 793,000 shares of common stock upon the exercise of approximately 786,000 private and public warrants, receiving gross proceeds of approximately $1,021,000.

         From its inception through June 30, 1996, the Company has incurred approximately $13 million of accumulated losses. The report of independent accountants on the Company's financial statements as of and for the years ended December 31, 1995 and 1994 includes an explanatory paragraph to the effect that the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve its fiscal 1996 operating plan, including the achievement of sustained profitability, and obtaining additional sources of financing. In 1995, the Company redefined its operating model to achieve profitability by discontinuing sales of lower-margin, non-proprietary products, by focusing its marketing efforts on its higher-margin proprietary products, emphasizing sales to OEMs and the reseller channel, limiting inventory levels and reducing operating costs. In 1996, the Company expects to continue to use this business model. The Company's ability to achieve profitability in 1996 is dependent upon its securing additional contracts from OEM partners such as Apple and Zenith Electronics, Inc., as well as, increasing revenues through its domestic and international distributors. The Company does not have any material commitments for capital expenditures. Management anticipates that current working capital, funds generated through the revised business model, and additional funds that may be received from debt or equity financing will be sufficient to fund operations for at least 12 months. The Company has extended the term of its $1,000,000 line of credit and its $2,500,000 term note with its commercial bank and its unaffiliated lenders to extend until March 1997. There can be no assurance that the Company will achieve sustained profitability or obtain sufficient financing to provide the liquidity necessary for the Company to continue operations.


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

         Reliance on Major Customers. Approximately 50% of the Company's net sales during the year ended December 31, 1995 and approximately 12% of the Company's net sales during the six months ended June 30, 1996 were derived from sales of the Company's L-TV product to Apple Computer, Inc. ("Apple"). In August 1994, the Company entered into a two year Master Purchase Agreement with Apple under which Apple agreed to bundle and distribute the Company's L-TV product with Apple's "Presentation System" product offering. Although orders under this agreement represented over 50% of the Company's revenues in 1995, management believes that orders under this agreement in 1996 will not be material to the Company's revenues for the year as a whole. The Company believes it may secure additional contracts from Apple in the future, however, no assurances can be given that the Company will be successful in securing one or more additional contracts.

         In the first quarter of 1996, the Company began shipments under its agreement with Zenith Electronics for its PC to TV convergence products. Revenues through the six month period ended June 30, 1996 were approximately $1,400,000 or 12% of revenues. Management believes that orders under this agreement will continue throughout 1996, however, no assurances can be given as to the estimated annual revenue to be generated from this agreement in 1996.

         Future Capital Needs. At June 30, 1996, the Company had a working capital of $1,606,484, cash and cash equivalents of $610,080 and was fully drawn on its $900,000 line of credit with its bank and its $2.5 million term note with an unaffiliated lender. Historically, the Company has been required to meet its short- and long-term cash needs through debt and the sale of Common Stock in private placements in that cash flow from operations has been insufficient. In December 1995, the Company received gross proceeds of $1 million from the sale of Common Stock to four investors in a private placement. In the first six months of 1996, the Company received approximately $4,000,000 in proceeds from the exercise of warrants, stock options and sale of common stock.

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

         Limited Availability of Capital under Credit Arrangements with Lenders. The Company maintains a $900,000 line of credit with Silicon Valley Bank. As of June 30, 1996, approximately $900,000 is owed to the Bank under the line of credit. Pursuant to its agreement with the Bank, the line of credit terminated in April 1996, and has been extended until March 7, 1997.

         In October 1994, the Company borrowed $2,500,000 from an unaffiliated lender to help finance its inventory and accounts receivable under its Master Purchase Agreement with Apple. The Company issued to this unaffiliated lender its term note in the aggregate principal amount of $2,500,000. The term note accrues interest at the revolving rate of prime plus 2%, is payable quarterly in arrears at the end of December, March, June, and September, and was due February 1, 1996. The term note was originally secured by those specific assets financed under the agreement with Apple, including accounts receivable, finished goods, inventory, raw materials, work-in-process and contract rights arising under the Apple agreement. The Company has fully utilized the proceeds of this term note to finance purchase orders received from Apple. In January 1996, the Company repaid approximately $1 million of the amount owed under the term note. On June 28, 1996, the Company negotiated an amendment to the term note with the lender to extend the due of the term note to March 31, 1997. Pursuant to the amendment, the Company granted the lender a second security interest in all the assets of the Company.

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

         Dependence on Apple Macintosh Platform; Adverse Effects of Reduced Apple Macintosh Sales. Historically, a substantial portion of the Company's sales have been derived from products designed for use on the Apple Macintosh family of personal computers. The Company expects that sales of products for use with Macintosh computers will represent a smaller portion of its net sales for the foreseeable future. Although sales of Macintosh computers have increased from year to year, there can be no assurance that such sales will continue to be widely accepted as a platform for high performance applications. Also, there can be no assurance that other computer platforms will not gain increased acceptance in the Company's markets as these platforms evolve to support applications similar to those offered for the Macintosh. In addition, there can be no assurance that the Company will be able to make timely and successful introductions of products for other platforms.

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

         Market Acceptance. The Company's sales and marketing strategy contemplates sales of its products to the personal computer and Macintosh enhancements markets. There can be no assurance that the Company's marketing strategy will be effective and that consumers of personal computer or Macintosh enhancements will buy the Company's products. The failure of the Company to penetrate these enhancements markets would have a material adverse effect upon its operations and prospects. Market acceptance of the Company's current and proposed products will depend upon the ability of the Company to demonstrate the advantages of its products over other computer enhancement products.

         Competition. The personal computer and Macintosh enhancements market is extremely competitive. The Company competes with computer retail stores, including superstores, certain hardware and software vendors which sell directly to end-users, and other direct marketers of personal computer and/or Macintosh enhancements and peripheral products. Many of the Company's competitors, including Apple, Radius and Asante, have greater market recognition and greater financial, technical, marketing and human resources than the Company. Although the Company is not currently aware of any announcements by its competitors that would have a material impact on the Company or its operations, there can be no assurance that the Company will be able to compete successfully against existing companies or new entrants to the marketplace.

         Technological Obsolescence. The personal computer and Macintosh and enhancements market is characterized by extensive research and development and rapid technological change resulting in product life cycles of nine to eighteen months. Development by others of new or improved products, processes or technologies may take the Company's products or proposed products obsolete or less competitive. The Company will be required to devote substantial efforts and financial resources to enhance its existing products and to develop new products. There can be no assurance that the Company will succeed with these efforts.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not party to any pending legal proceedings, other than routine litigation that is incidental to the business, which would have a material adverse effect on the Company's financial position or results of operation for the three and six month periods ended June 30, 1996.


ITEM 2.  CHANGES  IN SECURITIES

         No instruments defining the rights of the holders of any class of registered securities have been materially modified nor have the rights evidenced by any class of registered securities been materially limited or qualified by the issuance or modification of any other class of securities.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE

         On June 11, 1996, the Board of Directors caused to be distributed to stockholders of record as of June 10, 1996, a Notice of Annual Meeting of Stockholders, Proxy and Proxy Statement for the Annual Meeting held on July 15, 1996. As of the record date, 8,640,885 shares of Common Stock (excluding treasury shares) were entitled to vote.

     At the meeting, the stockholders acted upon the following proposals: (i) election of two Class I directors; (ii) approval of the 1995 Non-Employee Director Stock Option Plan; and (iii) ratification of the firm of Wolf & Company, P.C. as independant auditors for the fiscal year ending December 31, 1996. All of the above matters were approved by the stockholders.

Votes "For" represent affirmative votes and do not represent abstentions or broker non-votes. In cases where a signed proxy was submitted without direction, the shares represented by the proxy were voted "For" each proposal in the manner disclosed in the Proxy Statement and Proxy.

The voting results were as follows:

                                                                                           Broker
     Matter                       For             Against      Withheld      Abstain      Non-Votes
     ------                       ---             -------      --------      -------      ---------
I.    Election of Class I Directors:

     Thomas L. Massie         7,331,586               0          21,532         0             0
     John C. Cavalier         7,332,586               0          20,532         0             0


II.   Approval of 1995 Non-Employee Director Stock Option Plan

                              6,837,989           261,956           0         38,932       214,241

III.  Ratification of Independant Auditor

                              7,317,774            28,600           0          6,744          0

ITEM 5.  OTHER INFORMATION

         On August 5, 1996, the Company announced that it had reached an agreement in princple to acquire all the issued and outstanding stock of TView, Inc., a developer of PC to TV multimedia products for up to 1,000,000 shares of the Company's common stock. The acquisition is expected to be completed on or before September 30, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.   The following exhibits are filed herewith:

              10.1 Loan Document Modification Agreement dated as of April 5, 1996 by and between the Company, Lapis Technologies, Inc. and Silicon Valley Bank

              10.2 Amended and Restated Promissory Note dated as of April 5, 1996 in favor of Silicon Valley Bank

              10.3   Amendment  No.2  to  the  Note  and  Warrant   Subscription
                     Agreement dated as of June 28, 1996 between the Company and Fred Kassner

              10.4 Amended and Restated Term Line of Credit Note dated as of June 28, 1996 in favor of Fred Kassner

              10.5 Security Agreement dated as of June 28, 1996 between the Company and Fred Kassner

              10.6   Warrant W96/6, dated June 28, 1996, issued to Fred Kassner

              10.7 Agreement dated as of June 28, 1996 between the Company and PAGG Corporation

              10.8 Security Agreement dated as of June 28, 1996 between the Company and PAGG Corporation

              11     - Statement Re: Computation of Per Share Earnings

              27     - Financial Data Schedule


         b.  Reports on Form 8-K.

              During the quarter covered by this report, the following reports on Form 8-K were filed:

              Date of Form 8-K               Summary of Item
              ----------------               ---------------

              May 14, 1996                   Registrant reported resignation of
                                             Coopers  &  Lybrand  L.L.P. as  its
                                             independent auditors

              June 18, 1996                  Registrant  reported  engagement of
                                             Wolf  &  Company,   P.C.   as   its
                                             independent auditors

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 FOCUS Enhancements, Inc.




     August  14, 1996              By: /s/ Thomas L. Massie
                                     ------------------------------------------
                                             Thomas L. Massie
                                                President,
                                         Chief Executive Officer and
                                            Chairman of the Board
                                         (Principal Executive Officer)




     August 14, 1996                By: /s/ Jeremiah J. Cole, Jr.
                                       -----------------------------------------
                                               Jeremiah J. Cole, Jr.
                                           Vice President of Finance
                                        (Principal Accounting Officer)