Form 10QSB
period 1996-09-30
FOCUS ENHANCEMENTS INC
filed 1996-11-15
CIK 884719

FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1996

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


                                 142 North Road
                                Sudbury, MA 01776
                    (Address of principal executive offices)

                                (508) 371 - 2000
                         (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X No_____

As of October 22, 1996, there were outstanding 10,797,051 shares of Common Stock, $.01 par value per share.

                            FOCUS ENHANCEMENTS, INC.
                                   FORM 10-QSB

                                QUARTERLY REPORT
                               September 30, 1996

                                TABLE OF CONTENTS


Page

Facing Page                                                                    1

Table of Contents                                                              2

PART I.       FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements:

          Consolidated Balance Sheets at September 30, 1996
          and December 31, 1995                                                3

          Consolidated Statements of Operations
          for the Three Months Ended September 30, 1996 and 1995               4

          Consolidated Statements of Operations
          for the Nine Months Ended September 30, 1996 and 1995                5

          Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30, 1996 and 1995                6

          Notes to Consolidated Financial Statements                         7-9

     Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                 10-17

PART II.          OTHER INFORMATION

     Item 1. Legal Proceedings                                                18
     Item 2. Changes in Securities                                            18
     Item 3. Defaults Upon Senior Securities                                  18
     Item 4. Submission of Matters to a Vote of Security Holders              18
     Item 5. Other Information                                                18
     Item 6. Exhibits and Reports on Form 8-K                                 18

SIGNATURES                                                                    19

Exhibit 11- Computation of Primary and Fully Diluted Earnings Per Share

                                           FOCUS ENHANCEMENTS, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                                  (Unaudited)


                                                    ASSETS

                                                                                 September 30,           December 31,
                                                                                     1996                    1995
                                                                               --------------            -----------

       Current Assets:
          Cash and cash equivalents                                            $     672,216             $2,140,043
          Accounts receivable, net of allowance of $499,110 and $296,887
             at September 30, 1996 and December 31, 1995, respectively             4,900,176              1,860,592
          Inventories                                                              1,925,496              1,862,335
          Prepaid expenses and other current assets                                  266,350                346,458
                                                                               --------------            -----------
          Total current assets                                                     7,764,238              6,209,428

       Property and equipment, net                                                   397,512                417,849
       Other assets, net                                                                   -                105,379
       Goodwill, net                                                               1,369,728              2,227,723
                                                                               --------------            -----------

           Total assets                                                         $  9,531,478             $8,960,379
                                                                               ==============            ===========



                                       LIABILITIES AND STOCKHOLDERS' EQUITY

       Current liabilities:
          Notes payable                                                         $  2,547,458             $3,637,458
          Obligations under capital leases                                            41,821                133,497
          Accounts payable                                                         3,417,557              1,228,860
          Accrued liabilities                                                      1,641,770                346,928
                                                                               --------------            -----------
             Total current liabilities                                             7,648,606              5,346,743

       Obligations under capital leases                                              178,488                 26,310
                                                                               --------------            -----------

             Total liabilities                                                     7,827,094              5,373,053
                                                                               --------------            -----------

       Stockholders' equity
          Preferred stock, $.01 par value; 3,000,000 shares authorized;                    -                      -
            none issued
          Common stock, $.01 par value: 16,000,000 shares authorized,
            10,797,051 and 7,171,862 shares issued and outstanding at
            September 30, 1996 and December 31, 1995, respectively.                  107,971                 71,719
          Additional paid-in capital                                              20,470,273             13,168,730
          Accumulated deficit                                                    (18,873,860)            (9,653,123)
                                                                               --------------            -----------
             Total stockholders' equity                                            1,704,384              3,587,326
                                                                               --------------            -----------

             Total liabilities and stockholders' equity                         $  9,531,478             $8,960,379
                                                                               ==============            ===========

                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three Months Ended
                                                   September 30,  September 30,
                                                      1996            1995
                                                ---------------- ---------------

    Net sales                                       $ 3,327,228      $4,126,078

    Cost of goods sold                                3,479,135       1,567,275
                                                ---------------- ---------------

       Gross profit (loss)                             (151,907)      2,558,803
                                                ---------------- ---------------

    Operating expenses:

       Sales, marketing and support                     940,860         803,559

       General and administrative                     1,960,508         789,524

       Research and development                         532,319         243,855

       Purchased research and development             2,000,000               -
                                                ---------------- ---------------

          Total operating expenses                    5,433,687       1,836,938
                                                ---------------- ---------------

       Income (loss) from operations                 (5,585,594)        721,865

       Interest expense, net                            (65,504)       (132,403)
       Other income (expense)                                 -               -
                                                ---------------- ---------------

       Income (loss) before income taxes             (5,651,098)        589,462

       Income tax expense                                6,541                -
                                                ---------------- ---------------

       Net income (loss)                           $(5,657,639)     $   589,462
                                                ================ ===============

       Net income (loss) per common share
               Primary                             $      (0.60)   $       0.08
                                                ================ ===============
               Fully Diluted                       $      (0.60)   $       0.07
                                                ================ ===============

       Weighted average common and common
          equivalent shares outstanding
               Primary                                9,476,462       7,771,617
                                                ================ ===============
               Fully Diluted                          9,476,462       8,306,036
                                                ================ ===============

                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                              FOCUS ENHANCEMENTS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                                    Nine Months Ended
                                              September 30,      September 30,
                                                 1996               1995
                                           -----------------  ----------------

    Net sales                                   $11,498,362       $12,834,953

    Cost of goods sold                           11,193,421         7,321,988
                                           -----------------  ----------------

       Gross profit                                 304,941         5,512,965
                                           -----------------  ----------------

    Operating expenses:

       Sales, marketing and support               2,917,645         2,229,170

       General and administrative                 3,192,833         1,728,622

       Research and development                   1,150,260           726,292

       Purchased research and development         2,000,000                 -
                                           -----------------  ----------------

          Total operating expenses                9,260,738         4,684,084
                                           -----------------  ----------------

    Income (loss) from operations                (8,955,797)          828,881

    Interest expense, net                          (235,607)         (408,227)
    Other income(expense)                           (12,792)          276,081
                                           -----------------  ----------------

    Income before income taxes                   (9,204,196)          696,735

    Income tax expense                               16,541                 -
                                           -----------------  ----------------

    Net income (loss)                          $ (9,220,737)     $    696,735
                                           =================  ================

    Net income (loss) per common share
          Primary                            $        (1.09)   $         0.11
                                           =================  ================
          Fully Diluted                      $        (1.09)   $         0.10
                                           =================  ================

    Weighted average common and common
       equivalent shares outstanding
          Primary                                 8,477,011         6,393,333
                                           =================  ================
          Fully Diluted                           8,477,011         7,190,035
                                           =================  ================

                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                          September 30,     September 30,
                                                                              1996              1995
                                                                        ----------------  ----------------
    Cash flows from operating activities:
       Net income (loss)                                                   $ (9,220,737)     $    696,735
          Adjustments to reconcile net income (loss) to net cash
           used in operating activities:
            Depreciation and amortization                                     3,747,824           697,328
            Amortization of deferred compensation                                     -            63,998
            Gain on forgiveness of accounts payable                                   -          (272,647)
            Changes in operating assets and liabilities:
                (Increase) decrease in accounts receivable                   (3,001,627)          897,894
                Increase in notes receivable                                    (37,957)                -
                Decrease (increase) in inventories                              (63,161)          124,873
                Decrease(increase) in prepaid expenses and other assets          80,108           (96,144)
                Increase (decrease) in accounts payable                       2,188,697        (1,266,900)
                Increase in accrued liabilities                               1,294,843           143,380
                                                                        ----------------  ----------------

            Net cash used in operating activities                            (5,012,010)           988,517
                                                                        ----------------  ----------------

    Cash flows from investing activities:
       Purchase of property and equipment                                      (214,895)          (57,071)
       Investment in TView, Inc.                                               (569,728)                -
       Purchase of intangible assets                                                  -           (85,547)
                                                                        ----------------  ----------------

            Net cash used in investing activities                              (784,623)         (142,618)
                                                                        ----------------  ----------------

    Cash flows from financing activities:
       Payments on notes payable                                             (1,090,000)         (642,891)
       Payments under capital lease obligations                                  60,502          (128,572)
       Net proceeds from private offering of common stock                     4,363,538         1,119,641
       Net proceeds from exercise of warrants                                   894,015                 -
       Proceeds from exercise of common stock options and warrants              100,751            22,871
                                                                        ----------------  ----------------

            Net cash provided by financing activities                         4,328,806           371,049
                                                                        ----------------  ----------------

    Net increase (decrease) in cash and cash equivalents                     (1,467,827)        1,216,948

    Cash and cash equivalents at beginning of period                          2,140,043            81,181
                                                                        ----------------  ----------------

    Cash and cash equivalents at end of period                             $    672,216       $ 1,298,129
                                                                        ================  ================

                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                            FOCUS ENHANCEMENTS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The consolidated financial statements of FOCUS Enhancements, Inc. ("the Company") as of September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Lapis Technologies, Inc. and FOCUS Enhancements bv. Effective September 30, 1996, the Company completed the acquisition of TView, Inc., which will operate as a third wholly-owned subsidiary. In the opinion of management, the consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of the interim periods. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for any future period.


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

3.       NOTE RECEIVABLE

         On January 5, 1996, an officer of the Company borrowed $40,000 under a promissory note, bearing interest at 8.5% per annum and due not later than January 5, 1997. At September 30, 1996, the balance is included in accounts receivable.

4.       INVENTORIES

         Inventories consist of the following:

                                   September 30,             December 31,
                                        1996                      1995

Finished goods                       $    1,343,534               $ 1,669,003
Raw materials                               581,962                   193,332
                               ---------------------      --------------------
                                        $ 1,925,496               $ 1,862,335
                               =====================      ====================


5.       NOTES PAYABLE

         The Company maintains a line of credit with a bank which permits borrowings up to $900,000. Borrowings under the line of credit are payable on demand and are collateralized by all of the assets of the Company except as noted below. Borrowings aggregating $850,000 at September 30, 1996 bear interest at the bank's prime rate plus 1% and are personally guaranteed by an investor. On June 25, 1996, the line of credit was extended by the lender until March 7, 1997. As of September 30, 1996, the Company is in violation of certain covenants under its agreement for the line of credit with the bank. The Company is in the process of negotiating with the bank for a waiver with respect to the violations.

         In October 1994, the Company borrowed $2,500,000 from an unrelated individual under a term line of credit note (the "term note") due February 1, 1996. The term note accrues interest at the prime rate plus 2%, payable quarterly in arrears, and was originally collateralized by the inventory, accounts receivable and contract rights related to the Company's business with Apple Computer, Inc. In January 1996, the Company repaid $1,000,000 of the amount owed under the term note. On June 28, 1996, the Company negotiated an amendment to the term note with the lender to extend the due date of the term note to March 31, 1997. In consideration of the extension, the Company granted a second security interest on all of the assets of the Company and issued 50,000 warrants to the lender exercisable for a period of three years at a price of $2.07 per share. At September 30, 1996, the Company owed $1,500,000 to the lender under the term note.

         Additionally, in June 1996, the Company entered into a security agreement with its largest inventory supplier regarding certain amounts owed by the Company to the supplier. At September 30, 1996, the outstanding amount owed the supplier was approximately $2,100,000. The amounts owed the supplier are secured by a third security interest in the Company's assets.


6.       COMMON STOCK TRANSACTIONS

         In the third quarter ended September 30, 1996, the Company sold approximately 790,000 shares of common stock for gross proceeds of approximately $1,500,000 in connection with a private offering to foreign investors. The common stock is unregistered and subject to restrictions on trading in the United States for a period of forty-one days. In connection with the offering, the Company incurred fees and expenses of approximately $162,000. Net proceeds of the offering were approximately $1,338,000.

         For the nine month period ended September 30, 1996, the Company sold approximately 2,019,000 shares of common stock for gross proceeds of approximately $4,825,000 in connection with private offerings to foreign investors. The common stock is unregistered and subject to restrictions on trading in the United States for a period of forty-one days. In connection with the offerings, the Company incurred fees and expenses of approximately $357,000. Net proceeds of the offerings were approximately $4,468,000.

         For the nine month period ended September 30, 1996, the Company issued approximately 793,000 shares of common stock upon the exercise of approximately 786,000 public and private warrants, receiving gross proceeds of approximately $1,021,000.

7.       ACQUISITION OF TVIEW, INC.

         On October 18, 1996, FOCUS Enhancements, Inc, a Delaware corporation ("FOCUS" or the "Company") consummated the acquisition of all the capital stock of TView, Inc ("TView")., a Delaware corporation, pursuant to the terms and conditions set forth in the Agreement and Plan of Merger, dated as of September 30, 1996 (the "Agreement and Plan of Merger"), by and among FOCUS, TView and FOCUS Acquisition Corp., a Delaware corporation and wholly owned subsidiary of FOCUS.

         In consideration for the capital stock of TView, the Company paid to TView stockholders an aggregate of $2,000,000 in FOCUS Enhancements common stock, $.01 par value per share, which aggregated 732,869 shares of such stock. In addition, Thomas Hamilton and Steve Morton, former officers and principal stockholders of TView, became Vice President - Research and Development and Vice President -

Hardware Engineering, respectively, of the Company. Each of Messrs. Hamilton and Morton entered into one year employment agreements and two year non competition agreements. Messrs. Hamilton and Morton will be paid annual salaries of $110,000 and received options to purchase 80,000 shares of common stock under the Company's Stock Option Plan.

         The merger is being accounted for as a tax free reorganization under the provisions of Section 368(a)(2)(D) if the Internal Revenue Code of 1986, as amended. Due to the amount of assets purchased as compared to the total assets of the Company, the transaction qualifies as the acquisition of a significant business under Regulation S-X of the Securities Act of 1933, as amended.

         In accordance with Regulation S-X, Rules 3.05 and 11.01, financial statements for the business being acquired along with the pro forma financial information showing the combined financial statements of the Company and TView, Inc. are required to be filed. However, it is currently impracticable to provide such financial information due to the unavailability of financial statements of TView, Inc.

         As a result of the forgoing, the Company undertakes to file the required financial statements along with the pro forma financial information within 60 days from the date of the closing of the acquisition.

         In connection with the acquisition of TView, the Company reviewed its existing technology and concluded that it was appropriate to write down a portion of the remaining goodwill related to the Lapis acquisition. Accordingly, the Company took a charge of approximately $1,273,000 in the quarter ended September 30, 1996.

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

RESULTS OF OPERATIONS

              Three-Month Period Ended September, 1996 As Compared With The Three-Month Period Ended September 30, 1995

Net Sales

         Net sales for the  three-month  period  ended  September  30, 1996 were
$3,327,228 as compared with $4,126,078 for the three-month period ended September 30, 1995, a decrease of $798,850 or 19%. The decline in revenues resulted primarily from the continued reduction in orders from Apple for the Company's L-TV product and orders for the Company's graphics/connectivity products for Apple's PowerBook 190 and 5300 laptop computers. This was offset by increased OEM revenues related to sales of the Company's PC to TV products under the agreement with Zenith Electronics which accounted for approximately $1,850,000 or 55% of the Company's third quarter revenues.

         During the quarter ended September 30, 1996, sales to Apple represented 1% of the Company's revenues as compared to 67% of revenues during the comparable quarter in 1995.

         As of September 30, 1996, the Company had a sales order backlog of approximately $718,000.


Cost of Goods Sold

         Cost of goods sold were $3,479,135 or 105% of net sales, for the three-month period ended September 30, 1996, as compared with $1,567,275 or 38% of net sales, for the three months ended September 30, 1995, an increase of $1,911,860 or 122%. The increase in cost of goods sold in both absolute dollars and on a percentage basis is due principally to lower margin OEM sales volume for the Company's Micro Presenter and PC to TV products to Zenith, inventory refurbishment costs of approximately $300,000 associated with the Company's graphics/connectivity products for Apple's PowerBook 190 and 5300 laptop computers and increased inventory reserves for inventory obsolescence of approximately $400,000. By comparison, cost of goods for the three month period ended September 30, 1995 were favorably impacted by the high volume of Apple royalty revenue.


Sales, Marketing and Support Expenses

         Sales, marketing and support expenses were $940,860 or 28% of net sales, for the three-month period ended September 30, 1996, as compared with $803,559, or 19% of net sales, for the three-month period ended September 30, 1995, an increase of $137,301 or 17%. The increase in sales, marketing and support expenses in absolute dollars and on a percentage basis is primarily the result of increased promotion expenditures related to domestic and international channel expansion efforts.

General and Administrative Expenses

         General and administrative expenses for the three-month period ended September 30, 1996 were $1,960,508 or 58% of net sales, as compared with $789,524, or 19% of net sales for the three-month period ended September 30, 1995, an increase of $1,170,984 or 148%. The increase is due to the write down of intangibles of approximately $1,273,000 associated with the Company's prior acquisitions of Lapis and Inline partially offset by cost reductions initiated by management during the third quarter.

Research and Development Expenses

         Research and development expenses for the three-month period ended September 30, 1996 were $532,319, or 16% of net sales, as compared to $243,855, or 6% of net sales, for three-month period ended September 30, 1995 an increase of $288,464 or 118%. The increase in research and development expenses in both absolute dollars and as a percentage of revenue is due to higher staffing levels and related expenses associated with new product development and enhancement of the Company's current and future product offerings.

Purchased Research and Development

         Effective as of September 30, 1996, the Company acquired TView, Inc, in a purchase transaction for approximately $2,570,000. The Company issued $2,000,000 of its Common Stock and assumed net liabilities of approximately $570,000. As a result of the acquisition, the Company charged $2,000,000 to operations, representing the portion of the purchase price allocated to in process research and development.


Interest Expense, Net

         Net interest expense for the three-month period ended September 30, 1996 was $65,504, or 2% of net sales, as compared to $132,403, or 3% of net sales, for the three-month period ended September 30, 1995 a decrease of $66,899, or 51%. Interest expense for the three-month period ended September 30, 1996 arose primarily from the $2,500,000 term note, which the Company issued in October 1994 to an unrelated party, and a $900,000 line of credit with its commercial bank.

RESULTS OF OPERATIONS

             Nine-Month Period Ended September 30, 1996 As Compared
               With The Nine-Month Period Ended September 30, 1995

Net Sales

         Net sales for the nine-month period ended September 30, 1996 were $11,498,362 as compared with $12,834,953 for the nine-month period ended September 30, 1995, a decrease of $1,336,591 or 10%. In May 1995, the Company restructured its agreement with Apple Computer, Inc. ("Apple") regarding the Company's L-TV product so that it could recognize royalty revenue rather than product sales with related cost of goods sold, as it had in its transactions with Apple during the first quarter of 1995. The restructuring of the agreement resulted from the severe liquidity and cash flow problems experienced by the Company at the end of 1994 and during the first six months of 1995. In the nine months ended September 30, 1996, the Company recognized royalty revenues from Apple of approximately $340,000 or 3% of net sales, with 100% gross margin as compared to approximately $3,623,000 for the comparable period in 1995. The Company expects that royalty revenues from the Apple agreement will not be material for the remainder of 1996.

         In addition, net sales in the nine-month period ended September 30, 1996, were lower due to a significant reduction in orders from Apple for the Company's L-TV product and orders for the Company's graphics/connectivity products for Apple's PowerBook 190 and 5300 laptop computers. During the period, sales to Apple represented 9% of the Company's revenues as compared to 53% of revenues in the first nine months of 1995. It is anticipated that revenues from Apple will continue to decline, on a percentage basis, as the Company continues to diversify its distribution channels.

         The Company recognized revenues under its agreement with Zenith Electronics for its PC to TV products during the nine-month period ended September 30, 1996 of approximately $3,270,000 or 28% of total revenues. There were no sales to Zenith Electronics in the first nine months of 1995.


 Cost of Goods Sold

         Cost of goods sold were $11,193,421 or 97% of net sales, for the nine-month period ended September 30, 1996, as compared with $7,321,988 or 57% of net sales, for the nine months ended September 30, 1995, an increase of $3,871,433 or 53%. The increase in cost of goods sold in absolute dollars and as a percentage of sales is due principally to the write down and refurbishment of inventory related to the Company's graphics/connectivity products for the Powerbook 190 and 5300 laptop computer, as well as, additional provisions made for inventory obsolescence.

         As previously disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, the Company experienced a significant reduction in orders for the Company's L-TV product and graphics/connectivity products for the Powerbook 190 and 5300 laptop computers during the period ended September 30, 1996. During the first five months of 1996, management became aware of various product quality and sell-through issues relating to Apple's Powerbook 190 and 5300 products, including a recall by Apple of the products in May 1996. Because of the uncertainty with respect to these Apple products and the likelihood that demand for the Company's graphic/connectivity products would be significantly below the Company's then existing inventory levels, management decided to minimize the Company's inventory exposure and recorded a charge of $2.2 million in the first quarter of 1996. In the second quarter of 1996, this inventory was liquidated through the Company's distribution channels which had the result of reducing cost of goods sold as a percentage of total revenues.

Sales, Marketing and Support Expenses

         Sales, marketing and support expenses were $2,917,645 or 25% of net sales, for the nine-month period ended September 30, 1996, as compared with $2,229,170, or 17% of net sales, for the nine-month period ended September 30, 1995, an increase of $688,475 or 31%. The increase in sales, marketing and support expenses in both absolute dollars and as a percentage of net sales is primarily the result of increased staffing, marketing and advertising expenditures related to the Company's distribution channel expansion efforts both domestically and internationally.

General and Administrative Expenses

         General and administrative expenses for the nine-month period ended September 30, 1996 were $3,192,833 or 28% of net sales, as compared with $1,728,622 or 13% of net sales for the nine-month period ended September 30, 1995, an increase of $1,474,211 or 84%. The increase is due primarily to the write down of intangibles of approximately $1,273,000 associated with the Company's prior acquisitions of Lapis and Inline and higher than expected audit, legal and outside consulting fees associated with the Company's 1995 audit and related filings.

Research and Development Expenses

         Research  and  development  expenses  for the  nine-month  period ended
September 30, 1996 were $1,150,260, or 10% of net sales, as compared to $726,292, or 6% of net sales, for nine-month period ended September 30, 1995, an increase of $423,968 or 58%. The increase in research and development expenses in both absolute dollars and as a percentage of revenue is due to increased staffing levels and related expenses associated with new product development and enhancement of the Company's current and future product offerings, as well as the transition of activities to Beaverton, Oregon as a result of the acquisition of TView, Inc.

Purchased Research and Development

         Effective as of September 30, 1996, the Company acquired TView, Inc, in a purchase transaction for approximately $2,570,000. The Company issued $2,000,000 of its Common Stock and assumed net liabilities of approximately $570,000. As a result of the acquisition, the Company charged $2,000,000 to operations, representing the portion of the purchase price allocated to in process research and development.

Interest Expense, Net

         Net interest expense for the nine-month period ended September 30, 1996 was $235,607, or 2% of net sales, as compared to $408,227, or 3% of net sales, for the nine-month period ended September 30, 1995, a decrease of $101,941, or 38%. Interest expense for the nine-month period ended September 30, 1996 arose primarily from the $2,500,000 term note, which the Company issued in October 1994 to an unrelated party, and a $900,000 line of credit with its commercial bank. In addition, expenses related to the issuance of warrants to lenders in 1995 and 1996 are included in interest expense for the period ended September 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 30, 1996, net cash used in operating activities was $5,567,186 consisting primarily of a net loss of $9,220,737 and an increase in accounts receivable of $3,035,541. These were partially offset by increased accounts payable and accrued liabilities totaling $2,722,957 as well as depreciation of property, plant and equipment and amortization of goodwill relating to the Lapis acquisition and the write off of purchased research and development totaling $3,747,824. Net cash provided by financing activities was $4,150,318 due primarily to proceeds of approximately $5,358,000 from the exercise of warrants, stock options and issuance of shares of common stock in private placements described below. The proceeds were partially offset by the payment of notes payable totaling $1,090,000 which included the repayment of $1,000,000 of the amount owed under the Company's $2,500,000 term note.

         As of September 30, 1996, the Company had a working capital of $115,632, as compared to working capital of $862,686 at December 31, 1995, a decrease of $747,054. The decrease is primarily attributable to the increase in accounts receivable of approximately $2,998,000 offset by increases in accounts payable of approximately $1,697,000 and accrued liabilities of approximately $1,026,000 from December 31, 1995.

         For the nine month period ended September 30, 1996, the Company sold approximately 2,019,000 shares of common stock for gross proceeds of approximately $4,825,000 in connection with a private offering to private investors. This stock is unregistered and subject to restrictions on private trading in the United States for a period of forty-one days. In connection with the offering, the Company incurred fees of approximately $357,000. Net proceeds of the offering were approximately $4,468,000.

         From January 1 through September 30, 1996, the Company issued approximately 793,000 shares of common stock upon the exercise of approximately 786,000 private and public warrants, receiving gross proceeds of approximately $1,021,000.

         From its inception through September 30, 1996, the Company has incurred approximately $18.9 million of accumulated losses. The report of independent accountants on the Company's financial statements as of and for the years ended December 31, 1995 and 1994 includes an explanatory paragraph to the effect that the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve its fiscal 1996 operating plan, including the achievement of sustained profitability, and obtaining additional sources of financing. In 1995, the Company redefined its operating model to achieve profitability by discontinuing sales of lower- margin, non-proprietary products, by focusing its marketing efforts on its higher-margin proprietary products, emphasizing sales to OEMs and the reseller channel, limiting inventory levels and reducing operating costs. In 1996, the Company expects to continue to use this business model. The Company's ability to achieve profitability in 1996 is dependent upon its securing additional contracts from OEM partners such as Apple and Zenith Electronics, Inc., as well as, increasing revenues through its domestic and international distributors. The Company does not have any material commitments for capital expenditures. Management anticipates that current working capital, funds generated through the revised business model, and additional funds that may be received from debt or equity financing will be sufficient to fund operations for at least 12 months. The Company has extended the term of its $900,000 line of credit and its $2,500,000 term note with its commercial bank and its unaffiliated lenders to extend until March 1997. There can be no assurance that the Company will achieve sustained profitability or obtain sufficient financing to provide the liquidity necessary for the Company to continue operations.


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

         Reliance on Major Customers. Approximately 50% of the Company's net sales during the year ended December 31, 1995 and approximately 9% of the Company's net sales during the nine months ended September 30, 1996 were derived from sales of the Company's L-TV product to Apple Computer, Inc. ("Apple"). In August 1994, the Company entered into a two year Master Purchase Agreement with Apple under which Apple agreed to bundle and distribute the Company's L-TV product with Apple's "Presentation System" product offering. Although orders under this agreement represented over 50% of the Company's revenues in 1995, management believes that orders under this agreement in 1996 will not be material to the Company's revenues for the year as a whole. The Company believes it may secure additional contracts from Apple in the future, however, no assurances can be given that the Company will be successful in securing one or more additional contracts.

         In the first quarter of 1996, the Company began shipments under its agreement with Zenith Electronics for its PC to TV convergence products.
Revenues through the nine month period ended September 30, 1996 were approximately $3,270,000 or 28% of revenues. Management believes that orders under this agreement will continue throughout 1996, however, no assurances can be given as to the estimated annual revenue to be generated from this agreement in 1996. On October 17, 1996, the Company announced a exclusive agreement with Zenith Electronics for its PC to TV technology products. The agreement includes a guarantee of $12,000,000 in revenues through the end of 1997 and includes a nonbinding option to extend its exclusive agreement through the end of 1998 with potential purchases up to $30,000,000.

         Future Capital Needs. At September 30, 1996, the Company had a working capital of $115,632 cash and cash equivalents of $644,967 and was fully drawn on its $900,000 line of credit with its bank and its $2.5 million term note with an unaffiliated lender. Historically, the Company has been required to meet its short- and long-term cash needs through debt and the sale of Common Stock in private placements in that cash flow from operations has been insufficient. In December 1995, the Company received gross proceeds of $1 million from the sale of Common Stock to four investors in a private placement. In the first nine months of 1996, the Company received approximately $5,338,000 in proceeds from the exercise of warrants, stock options and sale of common stock.

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

         Limited Availability of Capital under Credit Arrangements with Lenders. The Company maintains a $900,000 line of credit with Silicon Valley Bank. As of September 30, 1996, approximately $850,000 is owed to the Bank under the line of credit. Pursuant to its agreement with the Bank, the line of credit terminated in April 1996, and has been extended until March 7, 1997.

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

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         The Company is not party to any pending legal proceedings, other than routine litigation that is incidental to the business, which would have a material adverse effect on the Company's financial position or results of operation for the three and nine month periods ended September 30, 1996.


ITEM 2.       CHANGES  IN SECURITIES

         No instruments defining the rights of the holders of any class of registered securities have been materially modified nor have the rights evidenced by any class of registered securities been materially limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE

     None

ITEM 5.       OTHER INFORMATION

         On October 3, 1996, the Company announced that it had reached an agreement in principle to acquire all the issued and outstanding stock of Digital Vision, Inc., a developer of PC to TV multimedia products, for up to 700,000 shares of the Company's common stock. On November 14, 1996, the Company and Digital Vision, Inc. mutually agreed to terminate the acquisition.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

            a.   The following exhibits are filed herewith:

                  11 -   Statement Re: Computation of Per Share Earnings

                  27 -   Financial Data Schedule

            b. Reports on Form 8-K

            During the quarter covered by this report, the following reports on Form 8-K were filed:

            Date of Form 8-K  Summary of Item
            ----------------  -------------------

            November 4, 1996  Registrant reported the acquisition of TView, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FOCUS Enhancements, Inc.




     November  14, 1996                 By: /s/ Thomas L. Massie
                                            ------------------------
                                            Thomas L. Massie
                                               President,
                                       Chief Executive Officer and
                                          Chairman of the Board
                                       (Principal Executive Officer)




     November  14, 1996                 By: /s/ Jeremiah J. Cole, Jr.
                                            ---------------------------
                                            Jeremiah J. Cole, Jr.
                                          Vice President of Finance
                                        (Principal Accounting Officer)