Form 10KSB
period 1996-12-31
FOCUS ENHANCEMENTS INC
filed 1997-04-01
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee required]
         For the fiscal year ended December 31, 1996, or

[   ]    Transition report pursuant to Section 13 or 15(d)  of the  Securities
         Exchange  Act of 1934 [No fee required]
         For the transition period from                    to
                                        -----------------       ----------------


                         Commission File Number 1-11860
                         ------------------------------

                            FOCUS ENHANCEMENTS, INC.
                 (Name of Small Business Issuer in its Charter)

             DELAWARE                                     04-3186320
 (State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)

          142 NORTH ROAD
       SUDBURY, MASSACHUSETTS                              01776
(Address of Principal Executive Offices)                 (Zip Code)

                                  (508) 371-2000
                (Issuer's Telephone Number, Including Area Code)

         Securities  registered  pursuant to Section 12(b) of Act:

                                                           NAME OF EXCHANGE
      TITLE OF EACH CLASS                                 ON WHICH REGISTERED
      -------------------                                 -------------------
 Common Stock, $.01 par value                                   NASDAQ
 Common Stock Purchase Warrant                                  NASDAQ



        Securities registered pursuant to Section 12(g) of the Act: None

                                   ----------

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. X Yes    No
             ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB[ ].

Issuer's revenues for the fiscal year ended December 31, 1996 were $15,076,368. The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $17,913,976 based on the closing bid price of the Registrant's Common Stock on March 10, 1997 as reported by NASDAQ ($1.875 per share).

As of March 10, 1997, there were 11,602,185 shares of Common Stock outstanding.

Document Incorporated by Reference:                                      Part
Proxy Statement for 1997 Annual Meeting of Stockholders                   III

                                        THIS DOCUMENT CONTAINS       PAGES
                                        THE EXHIBIT INDEX IS ON PAGE     .








TABLE OF CONTENTS



PART 1                                                                      PAGE
Item 1.      Business                                                         3
Item 2.      Properties                                                      12
Item 3.      Legal Proceedings                                               13
Item 4.      Submission of Matters to a Vote of Security Holders             13

PART II
Item 5.      Market for Registrant's Common Equity and
               Related Stockholder Matters                                   14
Item 6.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     15
Item 7.      Financial Statements                                           F-1
Item 8.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                      26

PART III
Item 9.      Directors, Executive Officers, Promoters and Control Persons,
             Compliance with Section 16(a) of the Exchange Act               27
Item 10.     Executive Compensation                                          27
Item 11.     Security Ownership of Certain Beneficial Owners
               and Management                                                27
Item 12.     Certain Relationships and Related Transactions                  27
Item 13.     Exhibits and Reports on Form 8-K                                27


                                     PART I

ITEM 1.  BUSINESS

BUSINESS OF  THE COMPANY

         FOCUS Enhancements, Inc. (the "Company" or "FOCUS") internally develops, markets and sells worldwide a proprietary line of PC-to-TV video conversion products and a diversified line of high-quality, low-cost connectivity devices for Windows(TM) and Mac(TM)OS based personal computers. Based on an independent survey by PC Data Corp., the Company is an industry leader in the development and marketing of PC-to-TV conversion products that make personal computers "TV-ready" and televisions "PC-ready".

         The Company's proprietary PC-to-TV video conversion products include video output devices marketed and sold under the Company's registered brand name, TView. All of the Company's PC-to-TV conversion products enable users to transmit at low-cost, high quality, computer generated images from any DOS, Windows or Mac OS based personal computer to any television of any size with a standard RCA or S-Video interface. FOCUS's PC-to-TV technology provides sharp, flicker-free, computer-generated images on televisions for multimedia/business presentations, classroom / training sessions, game playing or even collective viewing of spreadsheets or internet browsing. The Company's connectivity products provide end users with a sophisticated, yet inexpensive, local area network for Mac OS based personal computers. Personal computers equipped with the Company's EtherLAN Ethernet connectivity products can also function as part of a larger, high speed network that provides communications and connectivity to Mac OS compatible computers.

         The Company markets and sells its FOCUS branded consumer products globally through a network of distributors, volume resellers, mail order, value added resellers ("VARs") and original equipment manufacturers ("OEMs"). In North America, the Company markets and sells its products through national distributors such as Ingram Micro D, D & H, Academic and Nuvo; national volume resellers such as CompUSA, Computer City, Micro Center, Staples and Egg Head; and through third party mail order companies such as MicroWarehouse, Multiple Zones, Global, PC Connection and Tiger Direct.

         In addition, the FOCUS branded PC-to-TV products have been selected by leading personal computer manufacturers to be marketed with the use of their select brand of personal computers. Compaq, Toshiba and Apple have included the Company's PC-to-TV products on their selected market price lists, and promote the FOCUS PC-to-TV products in their box materials.

         The Company also markets and sells its products internationally in over 30 countries by independent distributors in each country. These independent distributors market and sell the FOCUS branded products to retailers, mail order companies, and VAR's in their respective countries.

         In addition to the FOCUS branded products, the Company markets, sells or licenses its proprietary PC-to-TV technology to television manufacturers such as Zenith Electronics, and to personal computer manufacturers such as Apple
Computer. The Company is currently in discussions with several other PC manufacturers, television manufacturers, VGA chip developers and VGA card developers globally.


         The Company was founded in December 1991, as a Massachusetts corporation and was reincorporated in Delaware in April 1993. In December 1993, the Company acquired Lapis Technologies Inc. ("Lapis"), a developer of high-quality, low-cost Macintosh multimedia graphics products. Effective September 30, 1996, the Company consummated the acquisition of TView, Inc., a developer of PC-to-TV video conversion technology effective September 30, 1996. This acquisition has played a major strategic role in allowing FOCUS to gain a major technological lead over competitors in the video scan conversion category and has positioned FOCUS as a leader in PC-to-TV video conversion technology.

         The Company's principal executive offices are located at 142 North Road, Sudbury, Massachusetts 01776. Its research and development center is located at 9275 SW Nimbus Drive, Beaverton, Oregon 97008. The Company's European sales and marketing office, FOCUS Enhancements B.V., is located at Schipholweg 118, Kantorenhuis, 2316 XD Leiden, The Netherlands. The Company's general telephone number is (508) 371-2000 and its worldwide web address is http://www.focusinfo.com.


BUSINESS STRATEGY

         In 1996, the Company's long-term business strategy was refined to focus on the opportunities presented by the PC-to-TV convergence market and by the emergence of new computing platforms often referred to as "Information Appliances". FOCUS has increased its research and development activities to sustain its technological leadership and to continue to grow its PC-to-TV product line. Management expects that this increased emphasis will provide additional third party opportunities for OEM, and licensing partnerships with PC manufacturers, television manufacturers, set top box developers, and VGA chip developers.

         According to a CRW market report in September 1996, the market for PC-to-TV conversion products is expected to grow 375% by the end of 1998. Current industry surveys, such as one conducted by the Consumer Electronics Manufacturers Association, indicate that 31% of consumers are likely to buy a converged PC-TV in the future, although only 4% of consumers in the United States currently own PC-to-TV conversion products.

         The Company has sought to address the growth in this market by acquiring Lapis in December 1993 and TView in September 1996. Since first introducing PC-to-TV products, the Company has shipped approximately 18,000 units in 1994, approximately 100,000 units in 1995 and approximately 140,000 units in 1996. According to a survey by PC Data Corp. conducted in December 1996, the Company's revenues of PC-to-TV products represent approximately 58% of all PC-to-TV product sales.

         The Company uses a diversified sales and marketing distribution strategy both domestically and internationally. Domestically, the Company markets and sells its products through national distributors, including resellers, mail order companies and VARs, through computer, office/business and consumer electronics superstores and through computer, television and set top box OEMs. Internationally, the Company markets and sells its products in over 30 countries by independent distributors in each country. These independent distributors market and sell the FOCUS products to retailers, mail order companies and VARs in their respective countries.

         In addition, the FOCUS branded PC-to-TV products have been selected by leading personal computer manufacturers to be marketed with the use of their select brand of personal computers. Compaq, Toshiba and Apple have included the Company's PC-to-TV products on their selected markets price list, and promote the FOCUS PC-to-TV products in their box materials.


     PRODUCT STRATEGY

         Guided by customer feedback and technological feasibility, the Company targets state-of-the-art products in the video convergence market that it can bring to market within 6 to 12 month product cycles. The Company believes that this rapid development cycle will maximize its return on investment and gross profit. The Company's research and development center is located in Beaverton, Oregon.

         Research and development expenses were $3,339,736, including purchased research and development of $2,000,000, for the fiscal year ended December 31, 1996 and $1,007,513 for 1995. As a percentage of total research and development expenses, approximately 90% of expenses represent new product development activities.

         The success of the Company's development strategy depends on the Company's ability to target growth opportunities in emerging markets. These opportunities tend to provide relatively higher gross profit margins and fewer barriers to marketshare gains.

         The Company is committed to developing state-of-the-art products for the rapidly converging computing and entertainment industries. This convergence marketplace shows the greatest potential for growth in the coming decade. Management believes that FOCUS is well positioned, as the market expands in the next three to five years, to develop products which will win both market acceptance and technological acclaim.


     MARKETING AND SALES STRATEGY

         The Company's marketing and sales strategy is to ensure that its products are well positioned and well received in the high growth channels where computers and consumer electronics are sold. These channels include national distributors, volume retailers, national mail order companies, direct retail, systems integrators and international distributors, resellers and mail order companies.

         The Company's marketing strategy employs a range of tactics to reach its customers. The Company seeks to reach retail end users by selected advertising in leading computer magazines, both in the United States and abroad. To increase brand awareness, the Company also cross-markets all of its products across disparate channels to resellers, systems integrators and distributors through fax transmission delivery of product specifications. These tactics are outlined below:

  * DIRECT MARKETING. The Company markets its products directly to business, educational and end-user customers. The Company produces a color product guide that it mails periodically to customers and prospects. The product guide promotes the Company's resellers, and invites the customer to call a convenient 800 number for additional information and reseller referrals.

  * DISPLAY ADVERTISING. The Company utilizes target advertising in popular computer and consumer journals for the development of lead generation and product brand recognition. The Company currently advertises in magazines such as Windows, Computer Reseller News, Technology & Learning, Presentations, and PC Video and Graphic.

     The Company's international distributors and resellers also advertise, at their expense, the Company's product line in targeted country magazines. This advertising artwork is pre-approved by the Company to ensure image control and to maximize product-brand recognition.


  * CROSS-MARKETING. Although principally focused in PC-to-TV video graphics products, the Company offers cross platform networking products through a separate division and cross-markets all of its products. The Company ships over 20,000 products a month, and a product guide is provided in all shipped packages. This strategy is designed to increase customer awareness of other FOCUS products, and aids the Company's brand-recognition marketing goals.

  * ON-LINE. Taking advantage of the internet megatrend is an essential element of any successful marketing plan. FOCUS has adapted its direct marketing approach to the internet by providing complete product and Company information on the World Wide Web and assists customers and prospects with both pre- and post- sales needs. The Company's web site contains an interactive list of resellers and outlets for its products contributing to the goal of direct access to end users and building relationships.

     The Company also utilizes a sophisticated 24-hour fax-on-demand system. Each product specification fax requested by the customer is cross-marketed for synergistic products.

  * BROAD DISTRIBUTION. Since beginning its operations in March 1992, the Company has grown through its diversified global sales strategy and broad product offerings. As of the date of this report, the Company has over 1,600 active resellers globally. The Company markets and sells its products through national resellers such as CompUSA, Computer City, Staples, Micro Center, Computer Town, Fry's Electronics, Elek-tek, Data Vision, and J&R. The Company markets and sells its products through national distributors such as Ingram Micro D, Nuvo of Canada, D&H and Academic. The Company also markets and sells its products through third party mail order companies such as MicroWarehouse, Multiple Zones, Global, PC Connection and Tiger Direct.

     The Company's products are also sold to resellers, independent mail order companies and distributors abroad. The Company's products are sold through these channels in France, the United Kingdom, Scandinavia, Germany, Switzerland, Italy, the Czech Republic, Russia, Australia, Japan, China and Korea. Additionally, in February 1996, the Company established its European headquarters in Amsterdam to expand the number of and to service its European partners.

  * TELEMARKETING AND TELESALES. The Company is receiving and placing over 120,000 combined calls per year. The Company utilizes telemarketing and telesales programs.

     Telemarketing. The Company gathers valuable marketing data from callers. This data allows the Company to continuously analyze its market data such as customer type, media response and product interest. The Company also receives over 20,000 marketing registration cards annually that provide the Company with marketing information such as product quality, service quality and sales representative product knowledge.

     Reactive Telesales. The Company receives calls and product orders from its lead generation marketing efforts such as advertising, targeted business reply cards and product guides (catalog) mailings.



PRODUCTS AND APPLICATIONS

         FOCUS Enhancements develops internally all of its PC-to-TV video conversion products thereby allowing the Company to market and sell a proprietary suite of products to the PC-to-TV video conversion marketplace. The Company's connectivity products are primarily acquired from third party networking product developers, which the Company markets under its own brand names. Each of these product groups are compatible with both Windows and Mac OS personal computers. The Company's product lines are divided into two basic categories: PC-to-TV video scan conversion products and connectivity products (Ethernet and LocalTalk networking):


    PC-TO-TV VIDEO CONVERSION PRODUCTS

    *    TVIEW AND L-TV PRODUCTS

         The Company's primary focus within the videographics category is in the conversion of standard PC video output (VGA) into television video input (NTSC or PAL). FOCUS's broad line of PC-to-TV products easily allow the user to display Windows or MAC OS video output directly to a TV monitor or to videotape. These products are currently available as either a board-level product or an external set top device. FOCUS currently brands this technology under the L-TV brand for education and under the newly acquired TView brand in retail and mail order channels. These products have a variety of features geared toward the needs of business, education and consumer customer groups. The Company has developed various proprietary enhancements for their PC-to-TV products including image stabilization which eliminates all flicker, and TrueScale(TM) technology which insures proper aspect ratios on the television screen even when a computer image is compressed to fit on a television.

         External Set Top Boxes. The Company currently offers three models of external set top boxes under the L-TV brand and three models of external set top boxes under the TView brand. Under the L-TV brand, the Company sells the L-TV Micro, which is compatible solely with Mac OS based personal computers, the PC Micro Presenter and the PC Micro Presenter Plus, which are compatible with Windows and DOS based computers. Under the TView brand, the Company sells the TView Micro, the TView Silver and the TView Gold, all of which are compatible with both Windows and Mac OS based personal computers. All of the external set top boxes weigh less than 7 ounces, and are easily connected to the VGA video port of the computer and a television through the cables provided. The PC Micro Presenter Plus and the TView Gold include a cordless hand-held mouse that can be used in lieu of a standard mouse at a distance up to 40 feet away from the unit.

         Internal Board Level Products for PCs and TVs. For those environments where portability is less important, such as classrooms or home entertainment, the Company offers board level products that can be installed directly into a personal computer or television. The Company currently offers two board level products for televisions, the PC-Z-41 and the PC-Z Gold that are sold for Zenith television sets equipped with Zenith's proprietary SuperPort. The Company also offers two board level products for personal computers, the TView Classmate for installation in Macintosh Performa or PowerMac 5000 series computers, and the TView PresoCard for installation into Windows based laptops. All board level products are shipped with "mirroring" and compression software to display the same image on both the computer screen and TV monitor simultaneously. Both the TView Classmate and PresoCard are shipped with the Company's proprietary Electronic Marker(TM) software which turns the computer screen cursor into a drawing tool, allowing the user to highlight or annotate text and graphics directly on the screen.

         Integrated Circuits. The Company currently offers two integrated circuit products, the FOCUS Scan 200 and FOCUS Scan 300. The FOCUS Scan 200 is included on the Company's board level products. It is expected that the FOCUS Scan 300 will be shipped starting at the end of the second calendar quarter. The FOCUS Scan 200 features 3 line averaging and supports resolutions up to 640 x 480. The FOCUS Scan 300, when completed, will support resolutions up to 1024 x 768 and feature "video scaling", whereby the image on the television is scaled both horizontally and vertically to ensure that the entire contents of the computer screen are displayed on the television. Both of the integrated circuits can be installed on both personal computers and televisions.


         TVIEW AND L-TV SYSTEM APPLICATIONS

         Presentation Device. The large screen area of a TV monitor makes it an inexpensive way to present computer graphics and text to a large audience or classroom environment. These applications are used for presentations, education, training, video teleconfrencing, internet viewing, and games.

         Print to Video. The TView and L-TV systems output the computer images directly to a VCR allowing for an inexpensive way to print anything created on a Windows or Mac OS personal computer to video tape.

         Mirroring Mode. This proprietary software allows the presenter to use the small computer screen as a mirroring console to the same images displayed on the larger TV monitor. Training of applications can be performed from the Windows or Mac OS personal computer while the audience observes the images on the TV monitor.

    CONNECTIVITY PRODUCTS

    *    ETHERNET PRODUCTS

         Ethernet is a high-performance system that allows connected computers on a network to communicate at speeds five to ten times faster than possible on a Local Talk LAN. Ethernet as it exists on Macintosh computers is the same as Ethernet on other non-Macintosh platforms, thus broadening the inter-operability choices for Macintosh users.

         EtherLAN 10 Mbit. The Company's EtherLAN family of network interface cards enable Macintosh computers equipped with expansion slots to communicate with other Ethernet-connected computers. Capable of transferring digital signals using standard Ethernet communication protocols, EtherLAN cards are equipped with three adapters which support all Ethernet cabling standards. The memory capacity of these cards can be expanded for faster network throughput.

         EtherLAN Lightning 1100. 100 Mbit Ethernet standards have moved the networking world toward higher speed networking. These new Ethernet networks have now become the platform of preference for pre-press and publishing organizations. The Lightning series Ethernet products address that need. In particular, the EtherLAN Lightning 1100 is a network interface card that permits both Windows and Mac OS based computers to automatically switch between 10 and 100 Mbit networks providing backward compatibility with forward extendibility.

         EtherLAN AAUI Transceivers. Newer models of Macintosh computers are being delivered with an Ethernet port built in, thus eliminating the need for a network interface card. However, these computers require an external transceiver to make the physical attachment to the Ethernet cabling. FOCUS offers a line of these transceiver devices which comply with the Apple Ethernet standard and allow "plug and play" connectivity to Ethernet networks.

         EtherLAN Hubs. The Company offers a full line of Ethernet hubs with 4, 8, 16 and 32 ports. They can be used to create stand-alone networks providing the centralized repeater function required in Ethernet networks and can be interconnected to build larger networks.

         EtherLAN Mini SC. The Company's EtherLAN SC is a pocket-sized adapter that enables the Macintosh to communicate with other Ethernet-connected computers via the Small Computer System Interface ("SCSI") port built into every Macintosh.

         EtherLAN Lightning Hubs. The Company offers a full line of 100 Mbit Ethernet hubs which can act as a standalone fast Ethernet network or as an extension of legacy 10 Mbit networks. Equipped with four 10 Mbit switched ports, the 4100 Hub S is a switching hub which allows seamless integration into 10 Mbit networks. The Lightning 8100 Hub is a high performance 8 port, 100 Base-T TX Fast Ethernet Hub designed for users of graphics, image transfer and other data intensive applications.


         ETHERNET APPLICATIONS

         A group of Macintosh computers equipped with Ethernet network interface cards can become part of larger, high-speed networks that can communicate not only with other Macintosh networks but also with PC-compatible platforms. Ethernet networks proliferate in enterprise computing environments where the number of users can range from 50 to as many as 1,000. The Ethernet products are capable of linking several departments, managing multiple network protocols and operating systems, delivering electronic messages and file-sharing capabilities, and spooling to various printers on the network to prevent long queues.

    *    LOCAL TALK PRODUCTS

         Local Talk is the networking system built into Macintosh computers that enables up to ten Macintosh users to share information on a common network.


         TurboNet ST. The Company's TurboNet product links Macintosh computers in a network by allowing the transfer of digital signals from one computer to another over standard telephone lines. The Company's
         TurboNet connectors are equipped with advanced circuitry that solves signal flow problems of Macintosh networks.


         LOCAL TALK APPLICATIONS

         A group of Macintosh computers equipped with the Company's TurboNet product can operate as a sophisticated, yet very inexpensive, local area network ("LAN"). Using the Company's Local Talk connectivity products, the network manager can configure a Macintosh network into a star, trunk or combination LAN in addition to the standard daisy chain configuration. A Local Talk LAN is ideally suited to a small work group environment, serving from 5 to 10 users.


MAJOR CUSTOMERS

         During 1996, the Company began shipments of its PC-to-TV conversion products to Zenith Electronics, Inc. ("Zenith") under an exclusive agreement announced on October 17, 1996. Revenues to Zenith for the year ended December 31, 1996 were approximately $3,472,000 or 23% of total revenue. Under the agreement Zenith must purchase at least $12,000,000 of PC-to-TV conversion products in 1997 and at least $30,000,000 of the products in 1998 in order to maintain its exclusivity. If Zenith were to terminate the agreement or to cease ordering units of the PC-to-TV products, the Company's operations and ability to achieve profitability would be materially and adversely affected.

         During fiscal year 1996, the Company derived 15% of its revenues from sales to Ingram Micro D, a leading distributor of computer enhancement devices, as compared with 6% of revenues for the fiscal year ended December 31, 1995. The loss of Ingram Micro D could have a material adverse effect on the Company's operating results in 1997.

         For the year ended December 31, 1996, the Company experienced a significant reduction in orders from Apple Computer, Inc. ("Apple") for the Company's L-TV and graphics connectivity products. As a result, sales to Apple in 1996 represented 8% of total sales as compared to 50% of total sales in 1995. This was due primarily to the expiration in August 1996 of the two-year Master Purchase Agreement between the Company and Apple pursuant to which the Company's L-TV product was sold as part of Apple's "Presentation System". Currently, there is no master agreement in place with Apple. Any new purchases that are made by Apple are accompanied by purchase orders that state the orders are non cancellable and irrevocable. In January 1997, the Company began to ship to Apple a custom PC-to-TV product. This PC-to-TV design is being integrated into select Macintosh computers for shipment into Apple Computer's education market. The Company expects to ship approximately $2.5 million of the newly designed PC-to-TV product to Apple during 1997.


CUSTOMER SUPPORT

         Management believes that its future success will depend, in part, upon the continued strength of customer relationships. To ensure customer satisfaction, the Company provides customer service and technical support through a five-days-per-week "hot line" telephone service. The Company uses 800 telephone numbers for customer service and a local telephone number for technical support (the customer pays for the phone charge on technical support). The customer service and support lines are currently staffed by technicians who provide advice free of charge to ensure customer satisfaction and obtain valuable feedback on new product concepts. In order to educate its own telephone support personnel, the Company also periodically conducts in-house training programs and seminars on new products and technology advances in the industry.

         The Company offers this same level of support for its entire domestic market including its direct market customers who purchase the Company's products through computer superstores or system integrators. The Company also provides technical support to its international resellers and distributors. The Company's international resellers and distributors also provide local support to the customers for their respective markets.

         The Company also provides customers with a thirty-day, unconditional return policy on all products and a one to three-year unconditional warranty on all products. The Company repairs or replaces a defective product which is still under warranty coverage, and substantially all the components which the Company purchases are also covered by vendor warranties of comparable duration. Returned products with defective components are returned by the Company to the component vendors for repair or replacement. Product returns, exclusive of reseller stock balancing, averaged approximately 5% and 7% of total product revenue during the years ended December 31, 1996 and 1995, respectively.


COMPETITION

         The Company currently competes with other developers of PC-to-TV conversion products and connectivity products and expects to compete in the future with developers of videographic integrated circuits. Although the Company believes that it is a leader in the PC-to-TV conversion product marketplace, the videographic integrated circuit and the connectivity markets are intensely competitive and characterized by rapid technological innovations. This has resulted in new product introductions over relatively short time periods with frequent advances in price/performance ratios. Competitive factors in these markets include product performance, functionality, product quality and reliability, as well as, volume pricing discounts, customer service, customer support, marketing capability, corporate reputation, brand recognition and increases in relative price/performance ratios for products serving these markets.

         In the PC-to-TV conversion product market, the Company competes with companies such as AI Tech and Avermedia. In the connectivity market, the Company competes against manufacturers such as Farallon and Asante.

         Many of the Company's competitors have greater technical and capital resources, more marketing experience, and larger research and development staffs than the Company. Management believes that it competes favorably on the basis of product quality and technical benefits and features. The Company also believes it provides competitive pricing, extended warranty coverage, and strong customer relationships, including selling, servicing and after-market support. However, there can be no assurance that the Company will be able to compete successfully in the future against existing companies or new entrants to the marketplace.


MANUFACTURING

         In the manufacture of its products, the Company relies primarily on turnkey subcontractors who utilize components purchased or specified by the Company. The "turnkey" house is responsible for component procurement, board level assembly, product assembly, quality control testing, final pack-out and in some cases direct shipment. All subcontracted turnkey houses currently used by the Company are ISO 9002 certified. During 1996, the Company relied and currently continues to rely on one turnkey manufacturer, Pagg Corporation, for approximately 60% of the Company's product manufacturing. Although there are several alternative manufacturers and suppliers, there would be a material adverse impact to the Company's revenues and results of operations if Pagg Corporation were to discontinue to provide services to the Company.

         Upon receipt of a customer's order, the Company's telemarketing representative enters the order into the Company's computerized order entry and inventory management system. Once the customer's credit has been verified and approved by the finance department, the orders are electronically dispatched to operations for order fulfillment and shipment. Final packaging and fulfillment of product orders are then performed by the Company with most customer orders being shipped in less than three business days from the date they are placed into the system. For certain products, the Company's turn key manufacturer ships directly to the customer and forwards shipping information to the Company for billing purposes.

         Quality control is maintained through standardized ISO 9002 quality assurance practices at the build site and random testing of finished products as they arrive at the Company's fulfillment center. The Company has lowered its inventory on hand and staff requirements by adopting the turnkey fulfillment model. This model also allows the Company better quality control and product flexibility which has resulted in quicker product turns and a better cash flow position.

         All customer returns are processed by the Company in its fulfillment center. Upon receipt of a returned product, a trained testing technician at the Company tests the product to diagnose the problem. If a product is found to be defective the unit is either returned to the turnkey subcontractor for rework and repair or is repaired by the Company and returned to the customer. The majority of the Company's defective returns are repaired or replaced and returned to customers within five business days. In 1996, product returns represented approximately 5% of the Company's revenues.


INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         The Company currently has two patents pending and expects to file one additional patent in the second quarter of 1997, all with respect to its
PC-to-TV videographics products. Historically, the Company has relied principally upon a combination of copyrights, common law trademarks and trade secret laws to protect the rights to its products that it markets under the FOCUS and TView brand names.

         Upon joining the Company, employees and consultants are required to execute agreements providing for the non-disclosure of confidential information and the assignment of proprietary know-how and inventions developed on behalf of the Company. In addition, the Company seeks to protect its trade secrets and know-how through contractual restrictions with vendors and certain large customers. There can be no assurance that these measures will adequately protect the confidentiality of the Company's proprietary information or that others will not independently develop products or technology that are equivalent or superior to those of the Company.


         Because of the rapid pace of technological innovation in the Company's markets, management believes that in addition to its patent pending status, the Company's success is greatly attributable to the creative skills and experience of its employees, the frequency of Company product offerings and enhancements, product pricing and performance features, its diversified marketing strategy, and the quality and reliability of its support services.

MANAGEMENT INFORMATION SYSTEMS

         The Company has committed significant resources to the purchase and development of a sophisticated computer system which is used to manage all aspects of its business. The computer information system is based on a UNIX hardware platform. This system supports telemarketing, direct mail management, order entry, inventory control, purchasing, accounting, customer service, warehousing and fulfillment. The system allows the Company, among other things, to monitor sales trends, make informed purchasing decisions and provide product availability and order status information. In addition to the main system, the Company has a system of networked Macintosh and IBM compatible computers, which facilitates data sharing and provides an automated office environment. The Company believes that certain modifications and upgrades to its existing systems and software modules will be necessary in the future in order to more closely tailor its information system to its on-going needs.


PERSONNEL

         As of December 31, 1996, the Company employed 40 people, of whom 9 are in research and development, 17 in sales, marketing and customer support, 7 in operations, and 7 in finance and administration.


BACKLOG

         At December 31, 1996, the Company had a backlog of approximately $1,167,000 for products ordered by customers as compared to a backlog of $200,000 at December 31, 1995. The Company expects to fill these orders in 1997. The increase in backlog in 1996 as compared to 1995 is primarily due to orders for the Company's PC-to-TV conversion products. Generally, management does not believe backlog for products ordered by customers is a meaningful indicator of sales that can be expected for a particular period.


ITEM 2.  PROPERTIES

         As of December 31, 1996, the Company leased approximately 38,000 square feet of space at four locations. The Company leases approximately 32,000 square feet of space in Sudbury, Massachusetts which is used for administration, sales, marketing, customer service, limited assembly, quality control, packaging and shipping. This lease expires on July 30, 2001 and requires monthly rent payments of $17,258. Approximately 5,200 square feet is leased in Berkeley, California, and Beaverton, Oregon, each of which serve as a research and development center for the Company. The lease on the Berkeley facility expires October 31, 1997 with rental payments of $1,098 per month, plus expenses, and the lease on the Beaverton facility expires June 30, 2000 with rental payments of approximately $3,631 per month, plus expenses. Additionally, the Company's European sales and marketing subsidiary, FOCUS Enhancements B.V., occupies approximately 1,000 square feet of space in Leiden, The Netherlands. The rent on this facility is approximately $2,735 per month, plus expenses, and the lease expires June 30, 2001. The Company believes that its existing facilities are adequate to meet current requirements and that it can readily obtain appropriate additional space as may be required on comparable terms.



ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Company is party to certain claims and legal proceedings that arise in the ordinary course of business. Currently there are no claims or legal proceedings which, in the opinion of management, would have a material adverse effect on the Company's financial position or results of operation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the year ended December 31, 1996 to a vote of security holders of the Company, whether through solicitation of proxies or otherwise.

         On March 18, 1997, a Special Meeting of Shareholders (the "Meeting") was held in Sudbury, Massachusetts for the purpose of increasing the number of shares of authorized Common Stock from 16 million to 20 million. At the Meeting, the proposal was approved by the holders of a majority of the shares of Common Stock issued and outstanding on February 14, 1997.






                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         Trading in the Company's Common Stock and public warrants (the "Warrants") commenced on May 25, 1993, when the Company completed its initial public offering, and since that time the Company's Common Stock and Warrants have traded principally on the NASDAQ Small-Cap Market under the symbol "FCSE" and "FCSEW", respectively. The Company's Common Stock and Warrants were traded on the Boston Stock Exchange under the symbol "FCS" and "FCSW", respectively, during the period May 26, 1993 through March 7, 1997. The following table sets forth the range of quarterly high and low bid quotations for the Company's Common Stock and Warrants as reported by NASDAQ. The quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions. The closing bid price of the Company's Common Stock and Warrants on the NASDAQ Small-Cap Market on March 10, 1997 were $1.875, per share and $0.3438 per Warrant, respectively.

                                      Warrants                Common Stock
                                      --------                ------------
                                High Bid     Low Bid       High Bid   Low Bid
                                --------     -------       --------   -------
    Calendar 1995 Quotations

    First Quarter               $0.3125      $0.125         $2.13       $1.25

    Second Quarter              $0.4375      $0.0625        $2.13       $1.13

    Third Quarter               $1.25        $0.2813        $5.56       $1.81

    Fourth Quarter              $2.5625      $0.6563        $7.125      $3.625


    Calendar 1996 Quotations

    First Quarter               $3.3125      $0.4688        $6.75       $2.00

    Second Quarter              $1.625       $0.375         $4.625      $1.375

    Third Quarter               $0.875       $0.3125        $3.00       $1.9375

    Fourth Quarter              $0.8438      $0.25          $3.625      $1.6875


         As of March 10, 1997, there were 167 holders of record of the Company's 11,602,185 shares of Common Stock outstanding on that date. The Company estimates that approximately 2,000 shareholders hold securities in street name. The Company does not know the actual number of beneficial owners who may be the underlying holders of such shares.

         The Company has not declared nor paid any cash dividends on its Common Stock since its inception. The Company's bank line of credit prohibits the payment of cash dividends. The Company intends to retain future earnings, if any, for use in its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

         The Company was organized in December 1991 for the purpose of developing and direct marketing peripheral enhancements for Apple Macintosh, Windows- and DOS-compatible personal computers. The Company currently markets videographic and connectivity products. The Company began shipping its products in March 1992 and, since inception, has experienced significant losses due to the introduction of numerous product offerings, aggressive market development, and increased operating expenses resulting from the Company's merger in 1993 with Lapis Technologies, Inc. ("Lapis"), a developer of high-quality, low-cost Macintosh desktop publishing and multimedia graphics products and the Company's acquisition in 1996 of TView, Inc. ("TView"), a developer of PC-to-TV conversion products.


         On December 16, 1993, upon the closing of the Lapis merger, FOCUS issued 500,000 shares of its Common Stock in exchange for all of the outstanding stock of Lapis at a guaranteed stock value of $6.70 per share. The business combination was accounted for using the purchase method of accounting and initially resulted in goodwill of approximately $4,000,000. During 1995, the Company settled substantially all claims arising from this acquisition and the merger agreement was amended to eliminate the stock value guarantee in consideration for the issuance to the Lapis stockholders of an additional 123,879 shares of Common Stock. The agreement resulted in a reduction of goodwill of approximately $1,200,000.

         In conjunction with the Company's acquisition of TView on September 30, 1996, the Company evaluated the recoverability of the Lapis goodwill and wrote-off approximately $1,214,000 of the remaining goodwill associated with the Lapis acquisition. This write-off was based upon the Company's evaluation of the intangible asset in relation to the competing technology acquired from TView and other factors.

         In June 1994, the Company acquired selected assets and liabilities of Inline Software Inc. ("Inline"), a publisher of low-cost software utilities and entertainment software for Apple Macintosh, Windows and DOS operating environments. Since the acquisition, Inline operated as a division of FOCUS. As a result of its evaluation of the recoverability of goodwill and intangible assets related to this acquisition, the Company wrote-off the goodwill balance of approximately $151,000, recording a charge in general and administrative expense in the fourth quarter of 1995, and the balance of intangible assets of approximately $59,000 in the third quarter of 1996. The evaluation considered the significant reduction in related software sales during the second half of 1995 and in 1996.

         In connection with the Company's acquisition of TView, the Company issued to the TView stockholders an aggregate of $2,000,000 in FOCUS Common Stock which aggregated 732,869 shares of such stock and assumed net liabilities of approximately $716,000. The business combination was accounted for using the purchase method of accounting resulting in goodwill of $716,000 and a $2,000,000 charge to purchased in-process research and development. The shares issued in connection with this transaction are being held in escrow to be released upon safisfaction of certain performance criteria of TView's ASIC chip.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 AS COMPARED TO YEAR ENDED DECEMBER 31, 1995

         The following table sets forth, for the periods indicated, income and expense items included in the Consolidated Statements of Operations, expressed as a percentage of net sales:

                                                     Year Ended December 31,
                                                     -----------------------
                                                        1996        1995
                                                       -----       -----
Net sales                                               100%         100%

Cost of goods sold                                       91           57
                                                       ------      -----

Gross profit                                              9           43
                                                       ------      -----

Operating expenses:

         Sales, marketing and support                    23           18
         General and administrative                      23           15
         Research and development                         9            6
         Purchased research and development              13            -
                                                       ------      -----

                    Total operating expenses             68           39
                                                       ------      -----

Income (loss) from operations                           (59)           4

Interest expense, net                                    (2)          (4)
Other income (expense), net                               -            2
                                                       ------     ------

Net income (loss)                                       (61%)          2%
                                                       ======     =======


         Net Sales. Net sales for the year ended December 31, 1996 were $15,076,368, as compared with $17,099,616 for the year ended December 31, 1995, a decrease of $2,023,248, or 12%. During the year ended December 31, 1996, the Company realized a significant reduction in orders from Apple for the Company's L-TV product and orders for the Company's graphics/connectivity products for the Apple Powerbook 190 and 5300 laptop computers. During the year ended December 31, 1996, sales to Apple represented 8% of revenues as compared to 50% for 1995. Management expects that 1997 revenues from Apple will increase to approximately 15% of total sales.

         During 1996, the Company began shipments of its PC-to-TV conversion products under its agreement with Zenith Electronics, Inc. ("Zenith"). Revenues for the year ended December 31, 1996 were approximately $3,472,000 or 23% of total revenue. There were no sales to Zenith in 1995. On October 17, 1996, the Company announced an exclusive agreement with Zenith for its PC-to-TV conversion products. Under the agreement, Zenith must purchase at least $12,000,000 of PC-to-TV conversion products in 1997 and at least $30,000,000 of these products in 1998 in order to maintain exclusivity.

         The Company realized a growth in sales to its domestic and international distributors and resellers for the period ended December 31, 1996, as compared to 1995. Net sales to domestic and international distributors and resellers for fiscal 1996 were approximately

         $10,535,000 ($8,142,000 domestic; $2,393,000 international) as compared to approximately $8,621,000 ($6,989,000 domestic; $1,632,000 international) for the same period in 1995. This represents an increase in domestic and international sales during 1996 of $1,914,000 or 22% from the prior year. The increase comes as a result of the Company's continued efforts to add new products for Windows and Mac OS based personal computers and broaden its distribution channels.

         Cost of Goods Sold. Cost of goods sold was $13,723,923, or 91% of net sales, for the year ended December 31, 1996, as compared with $9,745,228, or 57% of net sales, for the year ended December 31, 1995, an increase of $3,978,695 or 41%. The increase in cost of goods sold in absolute dollars and as a percentage of net sales is primarily attributable to the write-down and refurbishment of inventory related to the Company's graphics/connectivity products for the Apple Powerbook 190 and 5300 laptop computers, as well as, additional provisions of approximately $300,000 made for inventory obsolescence. Additionally, as compared to 1995, when the Company's revenues included approximately $5,500,000 of royalty payments from Apple with no related cost of goods sold, in 1996, the Company had approximately $315,000 in royalty revenue from Apple. If the 1995 Apple royalty revenues were excluded from net sales, total cost of goods sold would have been approximately 84% of net sales. In an effort to control and improve the cost of goods, management has negotiated and seeks to continually negotiate favorable pricing and payment terms with its manufacturers and suppliers.

         Sales, Marketing and Support Expenses. Sales, marketing and support expenses were $3,480,024, or 23% of net sales, for the year ended December 31, 1996, as compared with $3,161,566, or 18% of net sales, for the year ended December 31, 1995, an increase of $318,458 or 10%. The increase in sales, marketing and support expenses in both absolute dollars and as a percentage of net sales is primarily the result of increased staffing, marketing and advertising expenditures related to the Company's efforts to expand its domestic and international distribution channels.

         General and Administrative Expenses. General and administrative expenses for the year ended December 31, 1996 were $3,397,238 or 23% of net sales, as compared with $2,544,492, or 15% of net sales, for the year ended December 31, 1995, an increase of $852,746 or 34%. The increase in terms of absolute dollars and as a percentage of net sales is primarily attributable to the write-down of intangibles of approximately $1,273,000 associated with the Company's prior acquisitions of Lapis and Inline and higher than expected audit, legal and outside consulting fees associated with the Company's 1995 audit and related SEC filings. The write-off of goodwill resulted from the Company's evaluation of the impairment of the Lapis and Inline asset as a result of the Company's acquisition of TView, the declining Macintosh marketplace and shifting of the market to PC based products. The increase in expenses was partially offset by the Company's other reductions of administrative expenses for fiscal year 1996.

         Research and Development Expenses. Research and development expenses for the year ended December 31, 1996 were $1,339,736, or 9% of net sales, as compared with $1,007,513, or 6% of net sales, for the year ended December 31, 1995, an increase of $332,223 or 33%. The increase in research and development expenses in both absolute dollars and as a percentage of revenue is due primarily to increased staffing levels and related expenses associated with new product development and enhancement of the Company's current and future product offerings, as well as the transition of research and development activities from Alameda, California, to Beaverton, Oregon, as a result of the Company's acquisition of TView.

         Purchased Research and Development. In connection with the Company's acquisition of TView, the Company issued $2,000,000 in Common Stock and assumed net liabilities of approximately $716,000. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated based on the estimated fair value of the assets and liabilities acquired. The Company allocated $2,000,000 of the purchase price to purchased research and development which was charged to operations, based upon an evaluation of the purchased research and development prepared by an investment banking firm. In conducting the evaluation, the investment banking firm took into consideration the market dynamics, revenue potential, technological
advancement  and  estimated  cost  to  complete  the  in-process   research  and
development (approximately $750,000 between October 1, 1996 and the second quarter of 1997).


         Interest Expense, Net. Net interest expense for the year ended December 31, 1996 was $312,833, or 2% of net sales, as compared to $606,165, or 4% of net sales, for the year ended December 31, 1995, a decrease of $293,332 or 48%. The reduction in interest expense is primarily due to the repayment, in January 1996, of $1 million of the outstanding principal on a $2.5 million note payable to an unrelated party issued in October 1994. Interest expense for the year ended December 31, 1995 arose primarily from the note payable to the unrelated party and from the Company's line of credit with its commercial bank. In addition, the computed value of imputed interest costs related to the issuance of certain warrants are included in interest expense for 1996 and 1995 at $61,388 and $94,937, respectively.

         Other Income/(Expense). For the year ended December 31, 1996, the Company incurred other expenses of $14,504. For the year ended December 31, 1995, other income consisted primarily of $313,651 recognized in connection with the settlement of certain accounts payable and notes payable obligations.

         Net Income (Loss). For the year ended December 31, 1996, the Company reported a net loss of $9,208,431, or $1.01 per share (primary), as compared to net income of $328,761, or $.05 per share (primary), for the year ended December 31, 1995.

FINANCIAL CONDITION

         Total Assets. Total assets increased $510,967, or 6%, from December 31, 1995 to December 31, 1996. The increase in assets is primarily the result of increases in accounts receivable, and other long-term assets partially offset by decreases in cash and goodwill. Accounts receivable increased $1,752,973, or 94%, primarily due to the increased sales to the Company's distribution partners resulting from the Company's channel expansion efforts in 1996. In December 1996, the Company sold certain inventory to a barter exchange organization in exchange for barter or cash equivalent purchase credits of approximately $1,700,000. The Company recorded this transaction as a long term asset at approximately $1,164,000 based on the estimated fair value of the products exchanged. The barter or cash equivalent purchase credits are available for a five year period. These increases in 1996 were offset by the write-down of goodwill and other intangible assets of approximately $1,273,000 related to the Company's Lapis and Inline acquisitions based upon the Company's analysis of impairment of these assets.

         Total Liabilities. Total liabilities increased $1,561,792, or 29% from December 31, 1995 to December 31, 1996. The increase is primarily the result of an increase in accounts payable of approximately $2,356,000 offset by a decrease in notes payable of $1,120,000. In January 1996, the Company repaid $1,000,000 of the principal amount outstanding under a $2,500,000 note payable to an unaffiliated lender.

         Working Capital. As a result of the changes in current assets and current liabilities described above, the Company's working capital decreased $1,470,195 from working capital of $862,686 at December 31, 1995 to a working capital deficit of $607,509 at December 31, 1996.

         Stockholders' Equity. Stockholders' equity decreased $1,050,825 from December 31, 1995 to December 31, 1996. The decrease is primarily due to the Company's net loss of $9,208,431 for the year ended December 31, 1996 offset by the issuance of Common Stock, resulting from the exercise of common stock options and warrants, as well as private offerings to foreign private investors.


LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily through the public and private sale of Common Stock, short-term borrowing from private lenders, favorable credit arrangements with vendors and suppliers, a line of credit with its commercial bank ($900,000 at December 31, 1996), and a $2.5 million loan from an unaffiliated lender ($1.5 million at December 31, 1996).

         Net cash provided by (used in) operating activities for the years ended December 31, 1996 and 1995 was ($6,228,630) and $1,131,590, respectively. In
1996, net cash used in operating activities consisted primarily of the net loss of $9,208,431, and increases in accounts receivable of $1,748,930 and inventories of $1,142,416. This was offset by an increase in accounts payable of $1,666,212, depreciation and amortization of $681,408, the write-off of goodwill and other intangible assets associated with the Lapis and Inline acquisitions of $1,273,000 and the write-off of purchased research and development cost associated with the Company's acquisition of TView of $2,000,000. In 1995, net cash provided by operations consisted primarily of net income of $328,761, depreciation and amortization of $900,828 resulting primarily from amortization of goodwill relating to the Lapis acquisition and a decrease in accounts receivable of $1,617,480. This was offset by a decrease in accounts payable of $1,071,757 and a gain in forgiveness of accounts and notes payable of $313,651.

         Net cash used in investing activities for the years ended December 31, 1996 and 1995 was $359,628 and $168,094, respectively. In 1996, cash used in investing activities consisted primarily of the purchases of property and equipment ($306,174) and an increase in notes receivable ($80,000). In 1995, cash used in investing activities consisted primarily of the purchases of property and equipment ($82,306) and intangible assets ($85,788).

         Net cash from financing activities for the years ended December 31, 1996 and 1995 was $4,862,109 and $1,095,366, respectively. In 1996, the Company received $5,158,203 in net proceeds from private offerings of Common Stock and $957,403 from the exercise of common stock options and warrants. The Company's proceeds provided by financing activities are offset by $1,120,000 in payments on notes payable and $133,497 in payments under capital lease obligations. In 1995, the Company received $2,086,509 in net proceeds from private offerings of Common Stock and $207,435 from the exercise of common stock options and warrants. The Company's proceeds provided by financing activities in 1995 are offset by $1,025,502 in payments on notes payable and $173,076 in payments under capital lease obligations.

         As of December 31, 1996, the Company had a working capital deficit of $607,509, as compared to working capital of $862,686 at December 31, 1995, a decrease of $1,470,195. The Company's cash position declined to $413,894 at December 31, 1996, a decrease of $1,726,149, or 81%, over amounts at December 31, 1995.

         During April 1996, the Company renegotiated the terms of the $1,000,000 line of credit with its commercial bank reducing it to $900,000. Certain covenants were revised, and the line was collateralized by the personal guarantee of a shareholder of the Company. As of December 31, 1996, the Company had borrowings under its line of credit of $820,000.

         In 1996, the Company sold approximately 2,523,000 shares of its Common Stock, for gross proceeds totaling approximately $5,721,000 (or $2.27 per share), in connection with private offerings to foreign investors. This stock was unregistered and subject to restrictions on trading in the United States for a period of forty days. In connection with the offerings, the Company incurred fees of approximately $563,000.

         From its inception through December 31, 1996, the Company has incurred approximately $18.9 million of accumulated losses. The report of the independent accountants on the Company's financial statements as of and for the year ended December 31, 1996 includes an explanatory paragraph to the effect that the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve its fiscal 1997 operating plan, including the achievement of sustained profitability, and obtaining additional sources of financing. In 1995 and 1996, the Company redefined its operating model to achieve profitability by discontinuing sales of lower-margin, non-proprietary products, by focusing its marketing efforts on its higher-margin proprietary products, emphasizing sales to OEMs and expanding its distribution and reseller channels, limiting inventory levels and reducing operating costs. In 1997, the Company expects to continue to use this business model. The Company's ability to achieve profitability in 1997 is dependent upon its securing additional contracts from OEM partners such as Apple and Zenith, increasing revenues through its domestic and international distributors and its reducing expenses as a percentage of net sales. The Company does not have any significant commitments for capital expenditures. Management anticipates that funds generated through its present business model, and additional funds that may be received from debt or equity financings will be sufficient to fund operations for at least 12 months.

         During 1996, the Company extended the terms of its $900,000 line of credit with its commercial bank and its $1,500,000 line of credit with its unaffiliated lender until March 1997. At December 31, 1996, the Company was in violation of certain debt covenants relating to the line of credit with its commercial bank. In March 1997, the Company received a waiver of the covenants from the commercial bank, a revision of the loan convenants and, an agreement to extend the line until March 1998. In addition, the Company is currently negotiating with its unaffiliated lender to extend the March 31, 1997 due date for the $1.5 million note payable which was in default as of the date of this report. In the event that the unaffiliated lender does not extend the due date, the Company would be required to pay the amounts outstanding from working capital or from an equity or debt financing.

         During January and February of 1997, the Company sold an aggregate of 293,181 shares of its Common Stock valued at approximately $476,931 in connection with two private offerings to foreign investors. This stock is unregistered and subject to restrictions on trading in the United States for a period of forty days. In connection with the offerings, the Company incurred fees of $64,431, receiving net proceeds of $412,500. In March 1997, the Company completed a financing of approximately $1,650,000 in gross proceeds for the sale of approximately 1,100,000 shares of Common Stock in a private placement to unaffiliated accredited investors. The shares issued as part of this transaction are not registered under the Securities Act of 1933, however, the Company has agreed to register the shares within 90 days from the date of issuance. Fees and expenses associated with this offering will be approximately $65,000 yielding net proceeds of approximately $1,585,000. In connection with this transaction, the Board of Directors authorized the grant of warrants to the Placement Agent to purchase 110,000 shares of the Company's Common Stock at a price per share equal to the common stock on the date of the closing ($1.6875 per share) exercisable for a period of five years. Although the Company has been successful in the past in raising sufficient capital to fund its operations, there can be no assurance that the Company will achieve sustained profitability or obtain sufficient financing in the future to provide the liquidity necessary for the Company to continue operations.



EFFECTS OF INFLATION AND SEASONALITY

         The Company believes that inflation has not had a significant impact on the Company's sales or operating results. The Company's business does not experience substantial variations in revenues or operating income during the year due to seasonality.

ENVIRONMENTAL LIABILITY

         The Company has no known environmental violations or assessments.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share", which is effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. This Statement requires restatement of all prior-period earnings per share data presented.

         In  addition,  the  FASB  issued  Statement  No.  129,  "Disclosure  of
Information  about  Capital   Structure",   which  is  effective  for  financial
statements for periods ending after December 15, 1997.

         The Company is in the process of reviewing these new standards. The impact of their adoption has not been determined.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward looking" information that involve risks and uncertainties. In particular, statements contained in this Form 10-KSB which are not historical facts (including, but not limited to, statements concerning international revenues, anticipated operating expense levels and such expense levels relative to the Company's total revenues) constitute forward looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed within this Form 10-KSB, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels.

         The following discussion of the Company's risk factors should be read in conjunction with the financial statements and related notes thereto. The following factors, among others, could cause actual results to differ materially from those contained in forward looking statements contained or incorporated by reference in this report and presented by management from time to time. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition.



         Future Capital Needs. At December 31, 1996, the Company had a working capital deficit of $607,509, cash and cash equivalents of $413,894 and was fully drawn on its $900,000 line of credit (approximately $820,000 at December 31,
1996) with its bank and its $1.5 million term note with an unaffiliated lender. Historically, the Company has been required to meet its short-and long-term cash needs through debt and the sale of Common Stock in private placements in that cash flow from operations has been insufficient. In December 1995, the Company received gross proceeds of $1 million from the sale of Common Stock to four investors in a private placement. During 1996, the Company received approximately $6,116,000 in net proceeds from the exercise of warrants, stock options and the sale of Common Stock.


         The Company's future capital requirements will depend on many factors, including cash flow from operations, continued progress in its research and development programs, competing technological and market developments, and the Company's ability to market its products successfully. During 1997, the Company may be required to raise additional funds through equity or debt financing, of which there can be no assurance. Any equity financing could result in dilution to the Company's then-existing stockholders. Sources of debt financing may result in higher interest expense. Any financing, if available, may be on terms unfavorable to the Company. If adequate funds are not available, the Company may be required to curtail its activities significantly.

         Reliance on Major Customers. In the year ended December 31, 1996, approximately 23% and 15% of the Company's revenues were derived from sales to Zenith Electronics, Inc. ("Zenith") and Ingram Micro D, a national distributor, respectively. Management expects that sales to Zenith and Ingram will continue to represent a significant percentage of the Company's future revenues. In
October 1996, the Company entered into a two-year exclusive agreement with Zenith, under which Zenith must purchase at least $12,000,000 of PC-to-TV conversion products in 1997 and at least $30,000,000 of these products in 1998 in order to maintain exclusivity. There can be no assurances, however, that Zenith will purchase the indicated quantities. Further, if the contract were to be terminated by Zenith, there would be a material adverse effect to the Company and its business.

         Approximately 50% of the Company's net sales during the year ended December 31, 1995 and approximately 8% of the Company's net sales during the year ended December 31, 1996 were derived from sales of the Company's L-TV product to Apple Computer, Inc. ("Apple"). In August 1994, the Company entered into a two year Master Purchase Agreement with Apple under which Apple agreed to bundle and distribute the Company's L-TV product with Apple's "Presentation System" product offering. This agreement expired in August 1996. In the first quarter of 1997, the Company received significant additional volume orders from Apple for shipment in the first and second quarters of 1997. The Company believes that in 1997, Apple will be a major customer. Although the orders are irrevocable and non-cancelable, no assurances can be given that Apple will take delivery on the products or continue to order products from the Company.


         History of Operating Losses. The Company has experienced limited profitability since its inception. Although the Company reported net income of $328,761 in the year ended December 31, 1995, the Company incurred net losses of $3,726,606, $4,458,483 and $9,208,431 in the years ended December 31, 1993, 1994 and 1996, respectively. There can be no assurance that the Company will return to profitability in 1997.

         The Company's independent auditors have included an explanatory paragraph in their report on the Company's financial statements for the year ended December 31, 1996 to the effect that the Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by its entrance into established markets and the competitive environment in which the Company operates.

         Limited Availability of Capital under Credit Arrangements with Lenders. The Company maintains a $900,000 line of credit with Silicon Valley Bank. As of December 31, 1996, approximately $820,000 is owed to the Bank under the line of credit. Pursuant to its agreement with the Bank, the line of credit terminated in April 1996, and was extended until March 7, 1997. At December 31, 1996, the Company was in violation of certain debt covenants relating to the line of credit with its commercial bank. In March 1997, the Company received a waiver of the covenants from the commercial bank, a revision of the loan covenants and an agreement to extend the loan until March 1998.

         In October 1994, the Company borrowed $2,500,000 from an unaffiliated lender to help finance its inventory and accounts receivable under its Master Purchase Agreement with Apple. The Company issued to this unaffiliated lender its term note in the aggregate principal amount of $2,500,000. The term note accrues interest at the revolving rate of prime plus 2%, is payable quarterly in arrears at the end of December, March, June, and September, and was due February 1, 1996. The term note was originally secured by those specific assets financed under the agreement with Apple, including accounts receivable, finished goods, inventory, raw materials, work-in-process and contract rights arising under the Apple agreement. The Company utilized the proceeds of this term note to finance purchase orders received from Apple. In January 1996, the Company repaid approximately $1 million of the amount owed under the term note. On June 28, 1996, the Company negotiated an amendment to the term note with the lender to extend the due of the term note to March 31, 1997. Pursuant to the amendment, the Company granted the lender a second security interest in all the assets of the Company. The Company is currently negotiating an additional extension with the lender, however, there can be no assurances that the term note will be extended on terms favorable to the Company.

         Market Acceptance. The Company's sales and marketing strategy is targeted to sales of its PC-to-TV video graphics products to the Windows, Mac OS markets, including computer manufacturers, VGA graphic card developers and VGA chip developers, as well as to television manufacturers. Although the Company has to date experienced success in penetrating these markets, there can be no assurance that the Company's marketing strategy will continue to be effective and that current customers will continue to buy the Company's products. Market acceptance of the Company's current and proposed products will depend upon the ability of the Company to demonstrate the advantages of its products over other PC-to-TV videographics and connectivity products.

         Reliance on Single Vendor. At December 31, 1996, approximately 60% of the components for the Company's products were secured and manufactured on a turnkey basis by a single vendor, Pagg Corporation. In the event that the vendor were to cease supplying the Company, management believes there are alternative vendors for the components for the Company's products. However, the Company would experience short term delays in the shipment of its products.

         Adverse Effects of Reduced Apple Macintosh Sales. Although in the year ended December 31, 1996, the Company increased the sales of Windows based products as a percentage of total sales, a substantial portion of the Company's sales to date have been derived from products designed for use on Mac OS based personal computers, and the Company expects that sales of products for use with Macintosh computers may represent up to 35% (including direct sales to Apple) of its net sales in 1997. Although sales of Macintosh computers have increased from year to year, there can be no assurance that the Macintosh operating system will continue to be accepted as a platform for personal computer applications. Management believes that other computer platforms, such as Windows, have gained greater acceptance in the Company's markets as these platforms have evolved to support applications similar to those offered for the Macintosh. In addition, there can be no assurance that the Company will be able to make timely and successful introductions of products for other platforms.

         Dependence on Timely Delivery of the FOCUS Scan 300 Chip. The Company is currently completing development of an ASIC called the FOCUS Scan 300 Chip which the Company expects to incorporate into all of its next generation PC-to-TV videographics products. A significant portion of the Company's anticipated revenues and gross margins for 1997 are dependent on the timely completion and delivery of the FOCUS Scan 300 Chip. In the event that the Chip is not available before the end of the second calendar quarter of 1997, the Company's revenues and profitability for 1997 could be adversely effected.

         Technological Obsolescence. The Windows and Mac OS markets are characterized by extensive research and development and rapid technological change resulting in product life cycles of nine to eighteen months. Development by others of new or improved products, processes or technologies may make the Company's products or proposed products obsolete or less competitive. The Company will be required to devote substantial efforts and financial resources to enhance its existing products and to develop new products. There can be no assurance that the Company will succeed with these efforts.

         Competition. The Windows and Mac OS markets are extremely competitive. The Company currently competes with other developers of PC-to-TV conversion products and expects to compete in the future with videographic integrated circuit developers. Many of the Company's competitors have greater market recognition and greater financial, technical, marketing and human resources than the Company. Although the Company is not currently aware of any announcements by its competitors that would have a material impact on the Company or its operations, there can be no assurance that the Company will be able to compete successfully against existing companies or new entrants to the marketplace.

         Component Supply Problems. The Company purchases all of its parts from outside suppliers and from time to time experiences difficulty in obtaining some components or peripheral devices. The Company attempts to reduce the risk of supply interruption by evaluating and obtaining alternative sources for various components or peripheral devices. However, there can be no assurance that supply shortages will not occur in the future which could significantly increase the cost, or delay shipment of, the Company's products, which in turn could adversely affect its results of operations.

         Protection of Proprietary Information. Although the Company has filed two patents and expects to file one additional patent in the second quarter of 1997 with respect to its PC-to-TV videographics products, the Company does not currently have any patents. The Company treats its technical data as confidential and relies on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets to protect its proprietary information. There can be no assurance that these measures will adequately protect the confidentiality of the Company's proprietary information or that others will not independently develop products or technology that are equivalent or superior to those of the Company. While it may be necessary or desirable in the future to obtain licenses relating to one or more of its products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms.

         Dependence upon Key Personnel. The Company's success depends, to a significant extent, upon a number of key employees. The loss of services of one or more of these employees, especially the Company's Chief Executive Officer and President, Thomas L. Massie, could have a material adverse effect on the business of the Company. The Company believes that its future success will also depend in part upon its ability to attract, retain and motivate qualified personnel. Competition for such personnel in the computer industry is intense. Although the Company has not in the past experienced difficulty in attracting and retaining qualified personnel, there can be no assurance that the Company will be successful in attracting and retaining such personnel in the future.


ITEM 7.  FINANCIAL STATEMENTS


The Company's consolidated financial statements and the related reports of independent accountants are presented in the following pages. The consolidated financial statements filed in this Item 7 are as follows:


                                                                           Page

Reports of Independent Accountants.........................................F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995...............F-4

Consolidated Statements of Operations for the Years Ended
December 31, 1996 and 1995.................................................F-5

Consolidated Statements of Stockholders' Equity for the Years Ended
December 31, 1996 and 1995.................................................F-6

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1996 and 1995.................................................F-7

Notes to Consolidated Financial Statements.................................F-8



                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of FOCUS Enhancements, Inc.
    Sudbury, Massachusetts

We have audited the accompanying consolidated balance sheet of FOCUS Enhancements, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FOCUS
Enhancements, Inc. and subsidiaries as of December 31, 1996, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit and a working capital deficiency at December 31, 1996. In addition, the Company has a note payable, due currently, which must be refinanced. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WOLF & COMPANY P.C.

Boston, Massachusetts
March 14, 1997, except for Notes 7 and 15
as to which the date is March 31, 1997



                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of FOCUS Enhancements, Inc.:

We have audited the accompanying consolidated balance sheet of FOCUS Enhancements, Inc. as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FOCUS Enhancements, Inc. as of December 31, 1995, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's losses from operations, notes payable due currently which must be refinanced and other circumstances, as further described in Note 1 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                COOPERS & LYBRAND L.L.P

Boston, Massachusetts
April 11, 1996


                            FOCUS ENHANCEMENTS, INC.
                           CONSOLIDATED BALANCE SHEETS





                                            ASSETS
                                           (Note 7)
                                                                           December 31,
                                                                       1996           1995
                                                                   -------------   ------------

Current Assets:
     Cash and cash equivalents                                      $   413,894     $2,140,043
     Accounts receivable, net of allowances of $488,605 and
        $296,887 at December 31, 1996 and 1995, respectively          3,613,565      1,860,592
     Inventories (Note 4)                                             1,975,381      1,862,335
     Prepaid expenses and other current assets                          243,829        346,458
                                                                   -------------   ------------
        Total current assets                                          6,246,669      6,209,428

Property and equipment, net (Note 5)                                    483,591        417,849
Other assets, net (Note 6)                                            1,273,980        105,379
Goodwill, net (Note 12)                                               1,467,106      2,227,723
                                                                   -------------   ------------

        Total assets                                                $   9,471,346   $8,960,379
                                                                   =============   ============



                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable (Notes 7 and 8)                                 $  2,517,458     $3,637,458
     Obligations under capital leases (Note 9)                          124,132        133,497
     Accounts payable (Notes 7 and 8)                                 3,584,284      1,228,860
     Accrued liabilities                                                628,304        346,927
                                                                   -------------   ------------
        Total current liabilities                                     6,854,178      5,346,742

Obligations under capital leases (Note 9)                                80,666         26,310
                                                                   -------------   ------------

        Total liabilities                                             6,934,844      5,373,052
                                                                   -------------   ------------


Commitments (Note 9)

Stockholders' equity (Notes 10 and 15)
     Preferred stock, $.01 par value; 3,000,000 shares
       authorized; none issued                                              --             --
     Common stock, $.01 par value; 20,000,000 shares authorized,
         11,301,845 and 7,171,862 shares issued and outstanding at
        December 31, 1996 and 1995, respectively.                       113,018         71,719
     Additional paid-in capital                                      21,285,037     13,168,730
     Accumulated deficit                                            (18,861,553)    (9,653,122)
                                                                   -------------   ------------
        Total stockholders' equity                                    2,536,502      3,587,327
                                                                   -------------   ------------

        Total liabilities and stockholders' equity                 $  9,471,346     $8,960,379
                                                                   =============   ============


The accompanying notes are an integral part of the consolidated financial statements.


                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      Years Ended December 31,
                                                        1996           1995
                                                    ------------    -----------

Net sales (Note 13)                                 $ 15,076,368    $ 17,099,616

Cost of goods sold                                    13,723,923       9,745,228
                                                      ------------    ----------

     Gross profit                                      1,352,445       7,354,388
                                                     ------------    ----------

Operating expenses:

     Sales, marketing and support                      3,480,024       3,161,566

     General and administrative (Note 12)              3,397,238       2,544,492

     Research and development                          1,339,736       1,007,513

     Purchased research and development (Note 12)      2,000,000               -
                                                     ------------    ----------

        Total operating expenses                      10,216,998       6,713,571
                                                     ------------    ----------

Income (loss) from operations                         (8,864,553)        640,817

Interest expense, net                                   (312,833)       (606,165)
Other income(expense), net (Note 8)                      (14,504)        317,109
                                                     ------------    ----------

Income before income taxes                            (9,191,890)        351,761

Income tax expense (Note 11)                             (16,541)        (23,000)
                                                     ------------    ----------

Net income (loss)                                 $   (9,208,431)     $  328,761
                                                    ============      ==========

Net income (loss) per common share
        Primary                                   $        (1.01)     $     0.05
                                                    ============      ==========
        Fully Diluted                             $        (1.01)     $     0.04
                                                     ============     ==========

Weighted average common and common
     equivalent shares outstanding
        Primary                                        9,101,634       7,061,277
                                                     ============    ==========
        Fully Diluted                                  9,101,634       8,173,526
                                                      ============    ==========

The accompanying notes are an integral part of the consolidated financial statements.


                            FOCUS ENHANCEMENTS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996 and 1995



                                                   Common Stock
                                              -----------------------    Additional     Unamortized                      Total
                                                 Number of                Paid-in        Deferred     Accumulated   Stockholders'
                                                   Shares      Amount     Capital       Compensation     Deficit        Equity
                                                   ------      ------     -------       ------------     -------        ------

 Balance at December 31, 1994                    4,784,708    $ 47,847    $ 11,577,889   $(88,615)  $  (9,981,883) $ 1,555,238

      Issuance of common stock upon exercise
         of stock options and warrants (Note 10)   403,705       4,037         203,398           -              -      207,435

      Issuance of common stock warrants
         (Notes 7 and 10)                               -         -            121,000           -              -      121,000

      Issuance of common stock from private
         offerings, net of issuance costs of
         $316,833 (Note 10)                      1,551,025       15,511      2,070,999           -              -    2,086,510

      Amortization of deferred compensation              -            -              -     88,615               -       88,615

      Issuance of common stock upon conversion
         of notes payable (Note 7)                 308,545        3,085         396,915           -             -      400,000

      Issuance of common stock and related
         adjustment for acquisition of Lapis
         Technologies, Inc. (Note 12)              123,879        1,239      (1,201,471)          -                 (1,200,232)

      Net income                                         -            -              -            -       328,761      328,761

                                                ----------       --------    ----------     --------    ---------- ------------
 Balance at December 31, 1995                    7,171,862        71,719     13,168,730           -    (9,653,122)   3,587,327


      Issuance of common stock upon exercise
         of stock options and warrants, net of
         issuance costs of $165,124                873,834         8,738        948,665           -             -      957,403

      Issuance of common stock from private
         offerings, net of issuance costs of
         $562,285 (Note 10)                      2,523,280        25,233      5,132,970           -             -    5,158,203

      Issuance of common stock for
         acquisition of TView, Inc. (Note 10)      732,869         7,328      1,992,672           -             -    2,000,000

      Issuance of common stock warrants (Note 7)         -             -         42,000           -             -       42,000

      Net loss                                           -             -              -           -    (9,208,431)  (9,208,431)
                                                ----------       --------    ----------     --------    ---------- ------------

 Balance at December 31, 1996                   11,301,845      $113,018   $ 21,285,037      $    -  $(18,861,553)  $2,536,502
                                                ==========      =========    ==========     ========  ============ ============


The accompanying notes are an integral part of the consolidated financial statements.


                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                               Years Ended
                                                               December 31,
                                                          1996             1995
                                                     ---------------  ---------------
Cash flows from operating activities:
    Net income (loss)                                 $  (9,208,431)       $ 328,761
    Adjustments to reconcile net income (loss)
      to net cash provided (used in)
       operating activities:
       Depreciation and amortization                        681,408          900,828
       Writedown of Inline and Lapis goodwill
         and intangibles                                  1,273,000          151,238
       Purchased research and development                 2,000,000               -
       Amortization of deferred compensation                      -           88,615
       Amortization of warrant value                         61,388           94,937
       Gain on settlement of notes and accounts
         payable                                                  -         (313,651)
       Changes in operating assets and liabilities,
         net of the effects of acquisitions:
           (Increase) decrease in accounts receivable    (1,748,930)       1,617,480
           (Increase) decrease in notes receivable                -           41,555
           Decrease (increase) in inventories            (1,142,416)        (180,371)
           Decrease (increase) in prepaid expenses
             and other                                       65,988         (167,430)
           Increase (decrease) in accounts payable        1,666,212       (1,071,757)
           Increase (decrease) in accrued
             liabilities                                    123,151         (358,615)
                                                     ---------------  ---------------

       Net cash provided (used in) operating
        activities                                       (6,228,630)       1,131,590
                                                     ---------------  ---------------

Cash flows from investing activities:
    Cash received in acquisition of TView, Inc.              26,546                -
    Purchase of property and equipment                     (306,174)         (82,306)
    Increase in notes receivable                            (80,000)               -
    Purchase of intangible assets                                 -          (85,788)
                                                     ---------------  ---------------

       Net cash used in investing activities               (359,628)        (168,094)
                                                     ---------------  ---------------

Cash flows from financing activities:
    Payments on notes payable                            (1,120,000)      (1,025,503)
    Payments under capital lease obligations               (133,497)        (173,076)
    Net proceeds from private offerings of
     common stock                                         5,158,203        2,086,510
    Net proceeds from exercise of common stock
     options and warrants                                   957,403          207,435
                                                     ---------------  ---------------

       Net cash provided by financing activities          4,862,109        1,095,366
                                                     ---------------  ---------------

Net increase (decrease) in cash and cash equivalents     (1,726,149)       2,058,862

Cash and cash equivalents at beginning of year            2,140,043           81,181
                                                     ---------------  ---------------

Cash and cash equivalents at end of year               $    413,894   $    2,140,043
                                                     ===============  ===============


Supplemental schedule of noncash investing and financing activities:
On September 30, 1996, the Company purchased all of the capital stock of TView, Inc. as follows:

Fair value of tangible assets acquired                $     223,047

Fair value of liabilities assumed                          (939,071)
                                                     ---------------
Fair value of net assets acquired                          (716,024)

Purchased research and development                        2,000,000

Common stock issued                                      (2,000,000)

                                                     ---------------
Excess of cost over fair value of net
  assets acquired                                     $     716,024
                                                     ===============

Supplementary cash flow information is disclosed in Note 14.


The accompanying notes are an integral part of the consolidated financial statements.


                            FOCUS ENHANCEMENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       BUSINESS OF THE COMPANY

         FOCUS Enhancements, Inc. (the "Company" or "FOCUS") is involved in the development or acquisition of proprietary PC-to-TV convergence products for Windows(TM) and Mac(TM)OS based personal computers. Since commencing operations in 1992, the Company has experienced growth through a diversified channel and product strategy which has allowed it to capitalize on several trends in the personal computer marketplace. Based on a targeted product plan and it's expertise in video conversion technology, FOCUS has developed a strategy to play a major role in the PC-to-TV convergence phenomenon now dominating the productization efforts of major computer and consumer electronics manufacturers.


         The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. However, for the year ended December 31, 1996, the Company experienced a net loss of $9,208,431 and at December 31, 1996, the Company had a working capital deficiency of $607,509 and an accumulated deficit of $18,861,553. In addition, the Company has a note payable that is due currently, which must be refinanced. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.



         The Company's continued existence is dependent upon its ability to achieve its fiscal 1997 operating plan, including the achievement of sustained profitability, and obtaining additional sources of financing (See Note 15). In 1997, the Company is continuing to re-define its operating model to achieve profitability by focusing its marketing efforts on its higher-margin proprietary products, emphasizing sales to original equipment manufacturers ("OEMs") and the reseller channel, limiting inventory levels, and reducing operating costs as a percentage of net sales. The Company's ability to achieve profitability in 1997 is dependent upon securing additional OEM contracts and sales commitments with partners such as Zenith Electronics, Inc. and Apple Computer, Inc., as well as, increasing revenues through its domestic and international distribution channels.



         Approximately 50% of the Company's revenue during the year ended December 31, 1995 was derived from sales of the Company's L-TV product to Apple Computer, Inc. ("Apple"). In August 1994, the Company entered into a two year Master Purchase Agreement with Apple under which Apple agreed to bundle and distribute the Company's L-TV product with Apple's "Presentation System" product offering. In May 1995, the Company restructured the Agreement with Apple due to the Company's severe liquidity and cash flow problems at the end of 1994 and during the first half of 1995. As a result, the Company out-sourced all manufacturing functions to a turnkey vendor, resulting in the Company receiving a royalty on sales. The Agreement was non-exclusive and did not obligate Apple to purchase minimum quantities of the L-TV product and could be terminated at any time by Apple. Orders under this Agreement in 1996 were not material to the Company's revenues for the year as a whole. In August 1996, the Company's two-year Master Purchase Agreement with Apple expired. Presently, there is no master agreement in place with Apple Computer and all current purchases are transacted through non-cancellable purchase orders. The Company may secure additional contracts from Apple in the future, however, no assurances can be given that the Company will be successful in securing one or more additional contracts. The Company's 1996 revenues derived from sales to Apple amounted to approximately $1.2 million, representing 8% of net sales.


         Although the Company has successfully expanded its line of products for use on the Windows platform, a substantial portion of the Company's sales to date have been derived from products designed for the Apple Macintosh family of personal computers, and the Company expects that such Apple related product sales will continue to represent a substantial portion of its net sales for 1997. Although sales of Macintosh computers have increased from year to year, there can be no assurance that such sales will continue to be widely accepted as a platform for high performance software applications.



         Approximately 60% of the components for the Company's products are manufactured on a turnkey basis by a single vendor, Pagg Corporation. In the event that the vendor was to cease supplying the Company, management believes that alternative turnkey manufacturers for the Company's products could be secured. However, the Company would most likely experience short-term delays in the shipment of its products.



         The personal computer enhancements market is characterized by extensive research and development and rapid technological change resulting in product life cycles of nine to eighteen months. Development by others of new or improved products, processes or technologies may make the Company's products or proposed products obsolete or less competitive. Management believes it necessary to devote substantial efforts and financial resources to enhance its existing Windows and Macintosh products and to develop new products. There can be no assurance that the Company will succeed with these efforts.



         There can be no assurance that the Company will achieve sustained profitability or will continue to obtain additional financing to provide the liquidity necessary for the Company to continue its operations.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



         Basis of Presentation. The consolidated financial statements comprise those of the Company and its wholly-owned subsidiaries; Lapis Technologies, Inc., FOCUS Enhancements B.V. (a Netherlands corporation) and TView, Inc. all intercompany accounts and transactions have been eliminated.



         Use of Estimates. The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Actual results may differ from estimated amounts. Significant estimates used in preparing these financial statements related to accounts receivable and sales allowances, inventory valuation, deferred tax asset valuation, the recoverability of goodwill and other intangible assets related to acquisitions and the net realizable value of barter credits. It is at least reasonably possible that the estimates used will change within the next year.



         Financial Instruments. The carrying amounts reflected in the consolidated balance sheets for cash, receivables and accounts payable approximate the respective fair values due to the short-term maturities of these instruments. Notes payable consist of variable rate instruments at terms that would be available through similar transactions with other third parties.



         Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.



         Revenue Recognition. Revenue from product sales, including royalties from third party manufacturers in 1995, is recognized when products are shipped. Revenue from sales to distributors may be subject to agreements allowing limited rights of return and price protection. The Company provides allowances for potential uncollectible amounts, estimated future returns, exchanges and price protection credits.



         Concentration of Credit Risk. As of December 31, 1996, Ingram Micro D, a distributor, represented approximately 40% of the Company's accounts receivable, with three other distributors or resellers and Zenith Electronics, Inc. comprising approximately another 12 % and 5%, respectively. In 1995, approximately 50% of the accounts receivable balance was represented by four distributors or resellers, while Apple Computer, Inc. represented an additional 13% of the balance. The Company provides credit to customers in the normal course of business with terms generally ranging between 30 to 90 days. The Company does not usually require collateral for trade receivables, but attempts to limit credit risk through its customer credit evaluation process.



         Inventories. Inventories are stated at the lower of cost or market value using the first-in, first-out method, but not in excess of net realizable value. The Company periodically reviews its inventories for potential slow moving or obsolete items and writes down specific items to estimated net realizable value, as appropriate.


         Property and Equipment. Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets as set forth below. Equipment leased under capital leases is stated at the present value of future lease obligations and is amortized over estimated useful lives.



    Category                        Depreciation Period
    --------                        -------------------

    Equipment:                       3 years

    Furniture and fixtures:          5 years

    Leasehold improvements:          Lesser of 5 years or the term of the lease



         Maintenance and repairs are expensed as incurred. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the determination of net income.


         Barter Credits. The Company's barter credits may be redeemed as partial payment toward the purchase of goods and/or services utilized by the Company. Upon periodic evaluation, the Company may adjust the carrying value of the barter credits, if the fair value of the barter credits is less than the carrying value, or if it is probable that not all barter credits will be used during the term of the barter agreement. Information that would be used to support the net realizable value of the barter credit balance would include the Company's experience in utilizing barter credits in a reasonable time, relative to the size of the Company's procurement budget. (See Note 6).


         Goodwill and Intangible Assets. Goodwill resulting from business combinations is amortized on a straight-line basis over a seven to ten-year period. Other intangible assets acquired through business combinations are amortized on a straight-line basis over periods ranging from three to seven years. The Company evaluates the net realizable value of goodwill and other intangible assets periodically based on a number of factors including operating results, business plans, budgets and economic projections. The Company's evaluation also considers non-financial data such as market trends, customer relationships, product development cycles and changes in management's market emphasis.



         Advertising and Sales Promotion Costs. Advertising and sales promotion costs are expensed as incurred.



         Research and Development. Research and development costs are expensed as incurred.



         Product Warranty Costs. The Company's warranty period on sale of its products is generally one to three years. Estimated future costs for initial product warranties are not material.



         Income Taxes. Deferred taxes are determined based on the differences between the financial statement and tax basis carrying amounts of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not some or all of the deferred tax assets will not be realized.



         Foreign Currency Translation. The functional currency of the Company's foreign subsidiary, FOCUS Enhancements, B.V., is the local currency. Financial statements are translated into U.S. dollars using the exchange rates at each balance sheet date for assets and liabilities and using a weighted average exchange rate for each period for revenue, expenses, gains and losses. Foreign exchange gains or losses are not material in any period presented.



         Stock Compensation Plans. In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." This statement encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the fair value of the award which is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, accordingly no compensation cost is recognized. The Company has elected to continue with the accounting prescribed in Opinion No. 25 and, as a result, must make pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. The disclosure requirements of this statement are effective for the Company's consolidated financial statements for the year ended December 31, 1996. The pro forma disclosures include the effects of all awards granted on or after January 1, 1995. (See Note 10.)

         Net Income (Loss) Per Share. Net income (loss) per common share is computed based upon the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and warrants and are computed using the treasury stock method. In loss periods, net loss per share is computed using only the weighted average number of common shares outstanding, as the effect of common equivalent shares would be anti-dilutive.



3.       NOTES RECEIVABLE



         At December 31, 1994, the Company held a $59,000 demand note from an employee of the Company. The note bears interest at 7% per annum and was due not later than January 5, 1997. The note was collateralized by the pledge of 17,000 shares of the Company's common stock which are owned by the employee.

         During 1995, the employee resigned and entered into an independent consulting agreement with the Company. In connection with the agreement, the Company released the employee from the obligation to pay $41,555 of this note and recorded compensation in the same amount in the fourth quarter of 1995. In addition, the collateral for the note was reduced to a pledge of 5,000 shares of the Company's common stock. At December 31, 1996 and 1995, the remaining balance of $17,445, is included in accounts receivable. The balance of this note was not paid off at the maturity date. The Company is in the process of negotiating the payment of this note with the former employee.




4.       INVENTORIES



         Inventories consist of the following at:

                                                     December 31,
                                                     ------------
                                            1996                      1995
                                            ----                      ----

         Finished goods                   $1,555,812                $1,669,003

         Raw materials                       419,569                   193,332
                                          ----------                ----------

                                          $1,975,381                $1,862,335
                                          ==========                ==========



5.       PROPERTY AND EQUIPMENT



         Property and equipment consist of the following at:

                                                  December  31,
                                                  -------------

                                           1996                1995
                                           ----                ----

         Equipment                    $1,307,477            $1,062,586

         Furniture and fixtures          422,954               328,462

         Leasehold improvements          147,823                44,974

         Purchased software               60,815                60,185
                                      ----------            ----------

                                       1,939,069             1,496,207

            Less accumulated
               depreciation
              and amortization        1,455,478             1,078,358
                                      ---------             ---------

         Net book value             $   483,591             $ 417,849
                                    ===========             =========



         Depreciation and amortization expense related to property and equipment for the years ended December 31, 1996 and 1995 totaled $377,120 and $430,983, respectively.



6.       OTHER ASSETS



         Notes Receivable. On January 5, 1996, an officer of the Company borrowed $40,000 under a promissory note bearing interest at 8.5% per annum and due on demand. This amount is in addition to an existing $30,000 promissory note to the same officer. In September 1996, an officer of the Company borrowed $40,000, as part of a relocation agreement, under a promissory note bearing interest at 8.5% per annum and due on demand.



         Barter Credits. During the fourth quarter of 1996, the Company allowed the return on a previous sale of certain graphics/connectivity products for the Apple Powerbook 190 and 5300 laptop computers. In the third quarter, the Company had provided certain reserves of approximately $550,000 for estimated additional costs related to this sale. These products and certain other products were sold to a barter exchange organization, in exchange for barter purchase credits of approximately 1,719,000. For accounting purposes, the Company recorded the barter credit asset at approximately $1,164,000 based on the estimated fair value of the products exchanged. The estimated fair value was derived by using the average sale prices for the products during the four month period ended December 31, 1996. The purchase credits are available for a five year period. The Company is required to pay a transaction fee equal to 12% of the purchase credits used for each purchase arranged by the barter exchange. The Company plans to use the purchase credits to acquire a wide range of goods and services including product components, equipment, office supplies, advertising and travel.



         Intangible Assets. In May 1994, the Company acquired certain intangible assets from Inline Software, Inc. These intangible assets, consisting of trademarks, trade name and mailing list, were amortized in 1994 and 1995 on a straight line basis over estimated useful lives of three to seven years. In connection with an evaluation of related goodwill and the resulting write-down in the fourth quarter of 1995 (see Note 12), the remaining amortization period of these intangible assets was reduced to two years. In September 1996, the Company wrote-off the remaining unamortized balance of approximately $59,000, recording the charge to general and administrative expense. At December 31, 1995, the value of these assets totaled $100,647, net of accumulated amortization of $43,865. Additions of $11,000 were recorded during 1995.



         In June 1993, the Company acquired from a software developer certain technology which is used in the Company's products. The purchase price of $119,800 was capitalized and amortized based upon unit shipments over an estimated two-year life commencing in 1994. At December 31, 1995, the asset was fully amortized.



7.       NOTES PAYABLE/SECURITY ARRANGEMENTS



         Lines of Credit, Banks. As of December 31, 1996, the Company maintained a revolving line of credit with a bank which permitted borrowings up to $900,000. Borrowings, under the line are payable upon demand and are collateralized by all of the assets of the Company, except as noted below. Borrowings aggregating $820,000 at December 31, 1996, bear interest at the bank's prime rate plus 1% (9.25% at December 31, 1996) and are personally guaranteed by an investor. Under the terms of the line of credit agreement, the Company is required to comply with certain restrictive covenants and was in violation of certain of these covenants at December 31,1996. The Company has received a waiver of the covenant violations from the bank and the line, which expired in March 1997, has been extended to March 8, 1998. At December 31, 1995, $940,000 was owed under this line of credit arrangement.



         The Company has another revolving line of credit with a bank which permitted borrowings up to $200,000 through April 1, 1995. Borrowings under the line are payable upon demand and are collateralized by certain inventory of the Company and marketable securities of certain affiliates. Interest is payable monthly at 1.5% above the prime rate, as defined (9.75% December 31, 1996). Borrowings outstanding under the line of credit as of December 31, 1996 and 1995 were $197,458. The Company has not renewed the line.



         Term Line of Credit. At December 31, 1996, the Company owed $1,500,000 to an unrelated individual under a term line of credit originated in October 1994 for $2,500,000. In connection with this line, the Company issued a promissory note with detachable warrants to purchase 200,000 shares of unregistered common stock at $2.00 per share. The warrants are exercisable from April 1, 1995 to October 31, 1997. No value was ascribed to these warrants at that time. In June 1995, in consideration for extending the line, the Company reduced the exercise price of the warrants to $1.05 per share. The Company valued the repriced warrant at $40,047, recording interest expense of $33,372 during the fourth quarter and deferred interest expense of $6,675, at December 31, 1995. In January 1996, the Company repaid $1,000,000 of the amount owed under the term note. Additionally, the note was extended in June 1996 by the lender until March 31, 1997. In consideration of the extension, the Company granted a second security interest in all of the assets of the Company and issued 50,000 warrants to the lender exercisable for the period of three years at a price of $2.07 per share. The term note accrues interest at the prime rate plus 2% (10.25% at December 31, 1996), payable quarterly in arrears. The Company recorded an additional charge in 1996 for interest in the amount of approximately $42,000, representing amortization of the estimated value of the warrants over the term of the note. This note was due on March 31, 1997 and was not paid. The Company is in the process of renegotiating the terms and expiration date of this loan with the lender. In the event that the unaffiliated lender does not extend the due date, the Company would be required to pay the amounts outstanding from working capital or from an equity or debt financing.



         In June 1994, the Company borrowed $425,000 from four shareholders and one unrelated individual in connection with the issuance of unsecured promissory notes with detachable warrants. In aggregate, the warrants entitled holders to purchase 85,000 shares of unregistered common stock at a price of $1.80 per share. No value was ascribed to these warrants. The debt bore interest at 9% per annum and was due on January 1, 1996. At December 31, 1995, none of the notes remained outstanding, with $25,000 having been paid during 1995 and $400,000 having been converted into 308,545 shares of common stock at effective prices of $1.05 and $4.38 per share.



         In September and December 1994, the Company negotiated with certain vendors to convert their trade payable balances, with an aggregate value of $1,167,431, into subordinated unsecured promissory notes, payable monthly with interest at prime plus 2% per annum (10.5% at December 31, 1995). At December 31, 1994, amounts totaling $992,497 were outstanding. During 1995, principal payments of $859,502 were made, and the Company was released from the remaining debt and interest obligations of $132,995 and $14,527, respectively. The amount of obligations forgiven was recorded as other income in 1995.



         Vendor Security Agreement. In June 1996, the Company entered into a security agreement with its largest inventory supplier regarding certain amounts owed by the Company to the supplier. At December 31, 1996, the outstanding amount owed the supplier was approximately $806,000. The amounts owed the supplier are secured by a tertiary position security interest in the Company's assets and amounts past due bear interest at 10.25%. Interest expense on this arrangement amounted to approximately $3,900 in the year ended December 31, 1996.





8.       OTHER INCOME



         During the year ended December 31, 1995, the Company recognized a total of $313,651 of other income in connection with the release of selected obligations and the reduction of certain accounts payable.


9.       COMMITMENTS



         Leases. The Company leases office facilities and certain equipment under operating leases. Two of the facility leases have five-year terms which expire in June 2000 and July 2001. Under the lease agreements, the Company is obligated to pay for utilities, taxes, insurance and maintenance. Total rent expense for the years ended December 31, 1996 and 1995 was approximately $300,000 and $290,000, respectively.



         The Company leases certain computer and office equipment under capital leases with three-year terms. The carrying value of assets under capital leases was $131,497 and $158,458 at December 31, 1996 and 1995, respectively, which is net of accumulated amortization of $485,573 and $375,009. The cost and net book value of capitalized leased assets are included in property and equipment.



         Minimum lease commitments at December 31, 1996 are as follows;



                                               Capital Leases   Operating Leases
                                               --------------   ----------------

      1996                                       $165,941        $    321,561

      1997                                         94,358             311,616

      1998                                           --               313,818

      1999                                           --               289,688

      2000                                           --               137,216
                                                ----------       ------------

      TOTAL MINIMUM LEASE PAYMENTS               260,299           $1,373,899
                                                                   ==========

      Less amount representing interest           55,501
                                                  ------

      Present value of minimum obligations       204,798

      Less current portion                       124,132
                                                 -------

      NON CURRENT PORTION                    $    80,666
                                             ===========



         Employment Agreements. The Company has employment agreements with certain corporate officers. The agreements are generally one to three years in length and provide for minimum salary levels. These agreements include severance payments of approximately one to three times each officer's annual compensation.



         Letter of Credit. As part of the Company's acquisition of TView, Inc. in September 1996, the Company assumed a $125,000 irrevocable letter of credit with a bank to secure office space in Beaverton, Oregon. At December 31, 1996, the letter of credit had not been drawn upon.



10.      STOCKHOLDERS' EQUITY



         Preferred Stock. The stockholders of the Company have authorized 3,000,000 shares of preferred stock. As of December 31, 1996, no shares of preferred stock were issued or outstanding.

         Common Stock. All common stock issued and outstanding has full voting rights. Dividend and liquidation rights of the common stock are subordinated to those of preferred stock. On August 18, 1995, the stockholders approved an increase in the number of authorized shares from 10,000,000 to 16,000,000. On March 18, 1997, the stockholders voted to increase the authorized shares of
Focus  Enhancements,  Inc.  Common Stock from  16,000,000  shares to  20,000,000 shares.



         During the year ended December 31, 1996, the Company sold at various times, 2,523,280 shares of common stock receiving gross proceeds of approximately $5,721,000 through private placements to foreign investors. This stock was unregistered and was subject to restrictions on trading in the United States for a period of forty days. In connection with these offerings, the Company incurred fees of approximately $563,000. Net proceeds from these offerings was approximately $5,158,000.



         During the year ended December 31, 1996, the Company issued, at various times, 793,029 shares of common stock resulting from the exercise of public and private warrants, receiving gross proceeds of approximately $1,021,000. Additionally, during the year ended December 31, 1996, stock options to purchase 80,805 shares of common stock were exercised for gross proceeds of approximately $102,000. Net proceeds from these transactions was approximately $957,000.



         Effective September 30, 1996, the Company consummated the acquisition of all the capital stock of TView, Inc. ("TView"), a Delaware corporation, pursuant to the terms and conditions set forth in the Agreement and Plan of Merger. In consideration for the capital stock of TView, the Company issued to TView stockholders an aggregate of $2,000,000 in FOCUS Enhancements common stock, $.01 par value per share, which aggregated 732,869 shares of such stock and assumed net liabilities of approximately $716,000. The shares issued in connection with this transaction have been placed into an escrow account until certain performance criteria are met on TView's development and completion of its ASIC Chip.



         From January to July 1995, the Company sold 1,308,275 shares of common stock for gross proceeds of approximately $1,403,212 through a private offering to foreign investors. This stock was unregistered and subject to restrictions on trading in the United States for a period of forty days. In connection with this offering, the Company incurred fees of $301,833 and issued to the underwriter warrants for the purchase of 150,000 shares of common stock at a price of $1.50 per share. The warrants are exercisable until June 30, 1998. The Company has granted piggy-back registration rights with respect to the common stock and warrants in the event that the Company registers other common stock. Net proceeds from these offerings was approximately $1,101,379.



         In December 1995, the Company completed an additional private offering, selling 242,750 shares of common stock for gross proceeds of $1,000,130. This stock was unregistered and subject to restrictions on trading in the United States for a period of nine months. The Company has granted certain demand registration and certain piggy back registration rights after the nine month period from the date of issuance of the stock. In connection with the offering, the Company paid fees of $15,000 and realized net proceeds of $985,131.



         In May 1994, the Company granted a restricted stock award, consisting of 40,000 shares of common stock with a fair-market value of $110,000, in exchange for services of an employee of the Company. The Company amortized the remaining $88,615 of the deferred compensation in 1995.



         Warrants. In April 1996, the Company issued warrants in conjunction with the private placement made in December 1995. The warrants granted are for the purchase of 100,000 shares of common stock at $2.063 per share and are exercisable for a period of 36 months from the date of the grant.



         Additionally, the Company also issued warrants for the purchase of 50,000 shares of common stock in consideration of the extension of its $1.5 million term note with its unrelated lender. The warrants are exercisable for a period of 36 months at a price of $2.07 per share.



         In April 1995, the Board of Directors authorized, and ratified on June 26, 1995, the issuance to two employees of warrants to purchase an aggregate of 500,000 shares of Series A Preferred Stock exercisable at $1.10 per share, the fair market value as determined by the Board of Directors. In accordance with their terms, Series A warrants were automatically exchanged for non-qualified options to purchase an equivalent number of shares of common stock at $1.10 per share in August 1995, when the stockholders of the Company approved an increase in the number of shares of authorized common stock. Also in April 1995, the Board of Directors authorized the issuance to a former legal counsel identical warrants for the purchase of 20,000 shares of Series A Preferred Stock, which were also automatically converted to non-qualified options in August 1995. The Company recorded compensation expense of $3,400 in 1995 based upon the value ascribed to these warrants.



         In June 1995, in consideration for the personal guarantee by an investor for borrowings under the Company's $1 million bank line of credit and in connection with an extension of the Company's other bank line, the Company issued warrants for the purchase of 265,000 shares of common stock at an exercise price of $.90 per share, exercisable until June 30, 2000. The Company valued the warrants at $77,553, recording interest expense of $58,165 and $19,388 in 1995 and 1996, respectively.



         In June 1993, the Company completed an initial public offering of 1,655,055 units, including the underwriters' overallotment of 155,055 units, (the "Units") at $4.25 per Unit. Each Unit consisted of one share of common stock and one redeemable common stock purchase warrant (the "Warrant"). The Warrant allows the holder to purchase one share of the Company's common stock at a price of $5.75 per share during the first 30 months following the effective date of the public offering and at a price of $6.75 per share during the following 30 months. On November 21, 1995, the Company announced a temporary reduction in the exercise price of each Warrant from $5.75 to $5.16. On March 15, 1996, the exercise price of each Warrant was reestablished at $6.75. The Warrants are subject to redemption by the Company at $0.05 per Warrant, upon 30 days written notice.



         In connection with the initial public offering, the Company issued a warrant to the underwriter (the "Underwriter's Warrant") for the purchase of 150,000 units, exercisable one year after the effective date of the public offering over a four year period, at $5.74 per unit. Each unit subject to the Underwriter's Warrant consists of one share of common stock and one redeemable common stock purchase warrant. The common stock purchase warrants included in the Underwriter's Warrant are exercisable from May 24, 1995 to May 24, 1999 at an exercise price of 135% of the per share exercise price of the Warrants (or $7.76 and $9.11). The Underwriter's Warrant is not transferable prior to its exercise date. The Underwriter's Warrant and the securities issuable thereunder may not be offered for sale to the public unless registered by the Company pursuant to certain registration rights attached thereto. The public Warrant described above and the Underwriter's Warrant contain anti-dilution provisions in the event of certain common stock transactions.



         Warrant activity since January 1, 1995 is summarized as follows:

                                                 Shares        Warrant Prices
                                                 ------        --------------

Shares under warrant at January 1, 1995        2,730,200         $0.01 - 9.11

Anti-dilution adjustment                         748,304                  --

Issued                                         1,025,000         $0.90 - 3.94

Exercised                                       (248,009)        $0.01 - 1.80

Canceled                                        (606,784)        $0.90 - 2.00
                                               ----------



Shares under warrant at
 December 31, 1995                             3,648,711         $0.90 - 9.11

Anti-dilution adjustment                         247,857                  --

Issued                                           150,000         $2.06 - 2.07

Exercised                                       (793,029)        $0.90 - 4.00

Canceled                                         (35,479)        $1.29 - 7.76
                                              -----------



Shares under warrant at
 December 31, 1996                             3,218,060         $0.90 - 9.11
                                               =========



         1992 Stock Option  Plan.  In 1992,  the Company  adopted the 1992 Stock
Option Plan (the "Plan"), which provides for the granting of incentive and non-qualified options to purchase up to approximately 900,000 shares of common stock. On August 18, 1995, the stockholders approved an increase in the number of shares of common stock authorized under the Plan to 1,800,000. Incentive stock options may be granted to employees of the Company. Non-qualified options may be granted to employees, directors or consultants of the Company. Incentive stock options may not be granted at a price less than 100% (110% in certain cases) of the fair-market value of common stock at date of grant. Non-qualified options may not be granted at a price less than 85% of fair-market value of common stock at date of grant. As of December 31, 1996, all options under the plan were issued at market value at date of grant, as determined by the Board of Directors. Options generally vest annually over a three-year period and are exercisable over a five-year period from date of grant. The term of each option under the Plan is for a period not exceeding ten years from date of grant. During 1996 and 1995, the Board of Directors authorized reductions in the exercise price of certain options granted under the plan to prices reflecting the fair market value on the repricing date.



         1993 Non-Employee Director Stock Option Plan. In October 1993, the Board of Directors adopted the 1993 Non-Employee Director Stock Option Plan (the "1993 Director Plan"), which was approved by the stockholders on May 24, 1994. The 1993 Director Plan offers non-qualified stock options to members of the Board of Directors who are neither employees nor officers of the Company. The 1993 Director Plan authorized the grant of options to purchase up to an aggregate of 125,000 shares of common stock. Each non-employee director who was in office on October 15, 1993 received an automatic grant of an option to purchase 25,000 shares of common stock. Each non-employee director elected subsequent to October 15, 1993 is entitled to automatically receive an option to purchase 25,000 shares of common stock. The exercise price per share of options granted under the 1993 Director Plan is 100% of the market value of the common stock of the Company on the date of grant. Options granted under the 1993 Director Plan are exercisable in installments, with one-third becoming exercisable on each anniversary of the date of grant. In the event that an optionee ceases to be a member of the Board of Directors for any reason other than death or disability, any then-unexercised portion of the option will, to the extent not then vested, immediately terminate. In the event that an optionee ceases to be a member of the Board of Directors by reason of his or her death or disability, any option granted to this optionee will be immediately and automatically accelerated and become fully vested.



         1995 Non-Employee Director Stock Option Plan. In August 1995, the Board of Directors adopted the 1995 Non-Employee Director Stock Option Plan (the "1995 Director Plan"), subject to stockholder approval which was received on July 15, 1996. The 1995 Director Plan offers non-qualified stock options to members of the Board of Directors who are neither employees nor officers of the Company. The 1995 Director Plan authorized the grant of options to purchase up to an aggregate of 400,000 shares of Common Stock. Each non-employee director who was in office on August 18, 1995 received an automatic grant of an option to purchase 100,000 shares of Common Stock. Each non-employee director elected subsequent to November 1, 1995 is entitled to automatically receive an option to purchase 100,000 shares of common stock. The exercise price per share of options granted under the 1995 Director Plan is 100% of the market value of the Common Stock of the Company on the date of grant. Options granted under the 1995 Director Plan are exercisable in installments, with one-third becoming exercisable on each anniversary of the date of grant. In the event that an optionee ceases to be a member of the Board of Directors for any reason other than death or disability, any then-unexercised portion of this option will, to the extent not then vested, immediately terminate. In the event that an optionee ceases to be a member of the Board of Directors by reason of his or her death or disability, any option granted to this optionee will be immediately and automatically accelerated and become fully vested.



         Non-plan Stock Options. At December 31, 1996, there were 520,000 non-plan stock options outstanding which were originally granted in April 1995 as warrants to purchase Series A Preferred Stock (See Note 10 - Warrants).



         A summary of the status of the Company's outstanding stock options as of December 31, 1996 and 1995, and the changes during the years then ended, is presented below:



                                           1996                    1995
                                  ----------------------    --------------------

                                               Weighted                Weighted
                                               Average                 Average
                                               Exercise                Exercise
                                  Shares       Price         Shares    Price
                                  ------       -----         ------    -----

Outstanding at beginning
 of year                          1,389,407     $ 2.32        872,236    $ 2.56

Granted                             761,237       2.80      1,241,000      2.40

Exercised                           (80,805)      1.30      (155,696)      .83

Canceled                           (306,235)      3.49       (568,133)     1.80
                                   --------                  --------

Outstanding at end of year        1,763,604       2.57      1,389,407      2.26
                                  =========                 =========



Options exercisable at year-end    790,940      $ 1.94        406,024    $ 1.75
                                   =======                    =======

Weighted average fair value of
 options granted during the
  year                                          $ 1.14                   $ 1.08



         Information pertaining to options outstanding at December 31, 1996 is as follows:



                           Options Outstanding             Options Exercisable
                           -------------------             -------------------

                               Weighted
                               Average         Weighted                Weighted
                               Remaining       Average                 Average
   Range of       Number       Contractual     Exercise  Number        Exercise
Exercise Prices   Outstanding  Life (in Years) Price     Exercisable   Price
---------------   -----------    ----------    -----     -----------   -----

$  .24 - 2.00       668,854        4.1         $1.12      497,314         $1.09

$2.01 - 4.00        973,000        3.9         $2.81      286,696          3.32

$4.01 - 6.00        121,750        3.1         $4.53        6,930          6.50
                 -----------                            ----------

Outstanding at
December 31, 1996 1,763,604        3.6         $2.29      790,940          1.94
                  =========                               =======



         Stock-based Compensation. At December 31, 1996, the Company has three stock-based compensation plans and non-plan stock options outstanding which are described above. The Company applies APB Opinion No. 25 and related interpretations in accounting for the plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans and non-plan stock options outstanding been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's Net income(loss) and Net income(loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                Years Ended December 31,
                                                ------------------------

                                               1996                1995
                                               ----                ----

Net income (loss)            As reported    $(9,208,431)      $   328,761
                             Pro forma       (9,580,431)          (25,239)



Primary earnings (loss)
  per share                  As reported         $(1.01)            $0.05
                             Pro forma           $(1.06)            $0.00



Fully diluted earnings
 (loss) per share            As reported         $(1.01)            $0.04
                             Pro forma           $(1.06)            $0.00



         Common stock equivalents have been excluded from all calculations of loss per share in 1996 and from the calculation of pro forma loss per share in 1995 because the effect of including them would be anti-dilutive.



         The fair value of each grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively; dividend yield of
0.0 percent; expected volatility of 51% and 46%, risk-free interest rates of 6.4% and 6.5% and expected lives of 5.0 and 4.3 years.





11.      INCOME TAXES



         FOCUS Enhancements, Inc., Lapis Technologies, Inc. and TView, Inc. file a consolidated federal income tax return. Allocation of the provision for income taxes between federal and state income taxes is as follows:

                                                     Years Ended December 31,
                                                     ------------------------

                                                      1996            1995
                                                      ----            ----

Current:

         Federal income taxes                      $  8,000         $18,000
         State income taxes                           8,541           5,000
                                                   ---------        --------
                                                     16,541          23,000
Deferred federal and state income taxes                 --              --
                                                   ---------      ----------
                                                    $16,541         $23,000
                                                    =======         =======



         The differences between the provision (benefit) for income taxes from the amounts computed by applying the statutory Federal income tax rate are as follows:


                                                       Years Ended December 31,
                                                       ------------------------

                                                       1996            1995
                                                       ----            ----

Computed at statutory rate (34%)                      $(3,125,200)   $120,000

State income taxes, net of federal tax benefit        (   576,300)     17,600

Increase (decrease) in valuation allowance on

    deferred tax asset                                  4,054,000          --

Benefit of operating loss carry forwards                       --     (314,000)

Other, net                                            (   335,959)     199,400
                                                     ------------      -------

                                                     $     16,541     $ 23,000
                                                    ==============    ========



         The net deferred tax asset consists of the following:



                                                            December 31,
                                                            ------------

                                                       1996            1995
                                                       ----            ----

Deferred tax asset                                 $ 8,700,000      $3,696,000

Deferred tax liability                                    --             --

Valuation allowance on deferred tax asset           (8,700,000)     (3,696,000)
                                                    ----------      ----------

Net deferred tax asset                            $       --        $    --
                                                   ===========      ==========


         The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:



                                                            December 31,
                                                      ------------------------
                                                        1996             1995
                                                        ----             ----

Net operating loss carryforward                     $ 6,130,000     $ 3,432,000
Income tax credit carryforward                          230,000          17,000
Tax basis in excess of book basis of fixed assets       117,000          48,000
Book inventory cost less than tax basis                 312,000          68,000
Reserve for bad debts not deductible for
     income taxes                                       195,000         116,000
Tax basis in subsidiaries in excess of book value     1,716,000          15,000
                                                     ----------     -----------

                                                      8,700,000       3,696,000

Valuation allowance on deferred tax asset            (8,700,000)     (3,696,000)
                                                     ----------      ----------

Net deferred tax asset                               $     --       $    --
                                                     ==========     ===== =====


         A summary of the change in the valuation allowance on deferred tax assets is as follows:



                                                       Years Ended December 31,
                                                       ------------------------

                                                         1996             1995
                                                         ----             ----

Balance at beginning of year                         $ 3,696,000    $ 4,010,000
Increase in allowance due to loss carryforwards
     of TView, Inc. at date of acquisition               950,000           --
Addition to the allowance for the benefit of net
   operating loss carryforwards not recognized         4,054,000           --
Utilization of net operating loss carryforwards             --        (314,000)
                                                      ----------     ----------
Balance at end of year                               $ 8,700,000    $ 3,696,000
                                                      =========      ==========

         At December 31, 1996, the Company has the following carryforwards available for income tax purposes:



Federal net operating loss carryforwards
     expiring in various amounts through 2011          $15,558,000
                                                        ==========
State net operating loss carryforwards
     expiring in various amounts through 2001          $15,558,000
                                                        ==========

Credit for research activities
     expiring in various amounts through 2001          $   230,000
                                                        ==========


         Due to the uncertainty surrounding the realization of these favorable tax attributes, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets. The net operating loss carryforwards may be subject to annual limitations based on ownership changes in the Company's common stock as provided in Section 382 of the Internal Revenue Code.



12.      BUSINESS COMBINATIONS



         Inline Software, Inc. On May 27, 1994, the Company acquired substantially all of the assets and assumed certain liabilities of Inline Software, Inc. ("Inline"). In connection with the agreement, the Company purchased inventory, computer, office and production equipment; and certain intangible assets, including trademarks, trade names, mailing lists, and publishing and distribution rights to selected software titles being published and/or sold by Inline on the acquisition date. The Company agreed to assume certain unpaid royalty and other obligations of Inline which approximated $217,000. In addition, the Company agreed to pay Inline earn-out consideration based on net collections derived from sales of software titles acquired from Inline, determined as 15% of the Company's net collections for the two years ended May 1996 and 10% of the Company's net collections for the year ended May 1997.


         The business combination was accounted for using the purchase method of accounting. The total purchase price, consisting of cash consideration of $107,000 and liabilities assumed and incurred in connection with the acquisition, totaled approximately $374,000. The purchase price was allocated to the assets acquired based on their fair-market values, with the excess being allocated to goodwill. As a result of this allocation, intangible assets of $133,500 were recorded and initially amortized over their estimated useful lives between three and seven years using the straight-line method (see Note 6), and goodwill of $133,500 was initially amortized over ten years using the straight-line method. No amount of the earn-out consideration was accrued at the acquisition date. During 1994, the Company adjusted the purchase price and recorded additional goodwill of $46,168, based upon the earn-out provisions of the agreement. The results of Inline have been included in the accompanying consolidated financial statements since the date of the acquisition.



         In the fourth quarter of 1995, as a result of its evaluation of the net realizable value of intangible assets related to this acquisition, the Company wrote-off the goodwill balance of $151,238, recording the charge in general and administrative expense. The evaluation considered the significant reduction in related software sales during the second half of 1995 and the reduced revenue projection for 1996. Prior to the charge, the Company had recorded amortization of $18,905 in 1995.



         Lapis Technologies, Inc. On December 16, 1993, a wholly-owned subsidiary of FOCUS was merged with and into Lapis Technologies, Inc. ("Lapis"). In accordance with the merger agreement, FOCUS issued 500,000 shares of its common stock in exchange for all of the outstanding common stock of Lapis. Under the terms of the agreement, the former Lapis shareholders were entitled to receive a limited number of additional shares of FOCUS' common stock to bring the total exchange value to $6.70 per share if the price of such stock failed to trade at an average value of $6.70 per share for 30 consecutive trading days within twenty-four months of the merger effective date. The business combination was accounted for using the purchase method of accounting. The total guaranteed stock value, net liabilities assumed, and merger expenses, aggregating $3,963,438, were recognized as goodwill and were initially amortized over a ten year term. The results of Lapis have been included in the accompanying consolidated financial statements since the date of the merger.



         From May to August 1995, the Company settled substantially all claims by the former Lapis shareholders arising from the Company's acquisition of Lapis. In connection therewith, the Company issued 123,879 shares of common stock to the former Lapis shareholders, and the merger agreements were amended to eliminate the stock value guarantee. This stock issuance was accounted for as an adjustment to the purchase price, based on the fair market value of the 500,000 shares issued at the time of the acquisition and the fair market value of the 123,879 shares issued in 1995. As a result, goodwill and stockholders' equity were reduced by $1,200,232 in 1995. Negotiations are ongoing to settle the claims of two remaining Lapis shareholders but the outcome is not expected to be material to the Company's financial position. In addition, during 1995, the Company recorded additional goodwill of $74,788 related to payments for additional pre-acquisition liabilities of Lapis.



         In the third quarter of 1996, as a result of its evaluation of the recoverability of intangible assets related to this acquisition, the Company wrote-off a portion of the goodwill in the amount of $1,214,000, recording the charge in general and administrative expense. The evaluation considered the Company's acquisition of TView, Inc. on September 30, 1996, the declining



Macintosh marketplace, shifting of the market to PC based products and technological advances and projected future sales of Lapis products. At December 31, 1996 and 1995, the balance of the goodwill was $771,424 and $2,227,723 net of accumulated amortization and write-offs of $2,227,319 and $771,024, respectively.



         TView, Inc. Effective September 30, 1996, FOCUS consummated the acquisition of all the capital stock of TView, Inc. ("TView"), a Delaware corporation. In consideration for the capital stock of TView, the Company issued to TView stockholders an aggregate of $2,000,000 in FOCUS common stock, $.01 par value per share, which aggregated 732,869 shares of such stock and assumed net liabilities of approximately $716,000. The shares issued in connection with this transaction have been placed into an escrow account to ensure the attainment of certain performance criteria of TView's ASIC Chip. In addition, two former officers and principal stockholders of TView, became Vice Presidents of the Company and entered into one year employment agreements and two year non competition agreements. Each of these individuals received options to purchase 80,000 shares of common stock under the Company's 1992 Stock Option Plan. The options, which expire 5 years from the date of grant, were granted at $2.73 per share and vest over a three year period.

         The business combination has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired based on their estimated fair value. This accounting treatment resulted in approximately $716,000 of goodwill that will be amortized over its estimated period of benefit, seven years. Approximately $2,000,000 of the acquisition cost represented purchased research and development, which was charged to expense at the date of acquisition. Management projects that the Company will incur additional costs of approximately, $750,000 commencing October 1, 1996 to complete the attainment of certain performance criteria of TView's ASIC chip.


         The results of operations of TView, Inc., have been included in the accompanying consolidated financial statements since the date of the merger. The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and TView, Inc. as if the acquisition had occurred at the beginning of each period presented. These results include certain pro forma adjustments to give effect to purchased research and development and amortization of intangibles and are not necessarily indicative of what results would have occurred had the Company owned TView during the periods presented.



                                               Pro forma Results
                                               -----------------
                                                 Years  Ended
                                                  December 31,
                                        ----------------------------------
                                            1996                   1995
                                            ----                   ----

Net Sales                               $ 17,177,000          $ 20,755,000

Loss from operations                     (11,256,000)          ( 2,692,000)

Net Loss                                 (11,454,000)          ( 3,049,000)

Primary net loss per common share             ($1.19)               ($0.39)
                                             =======               ======

13.      SEGMENT INFORMATION



         The Company operates in one business segment: the development, manufacturing, marketing and sale of computer enhancement devices for personal computers and televisions. Sales to Zenith Electronics, Inc., a new customer in 1996, totaled approximately $3,472,000, or 23 % of total revenue for 1996.
Revenues from Ingram Micro D, a distributor, represented approximately $2,287,000, or 15%, of the Company's 1996 revenues as compared to approximately $982,000 or 6% of revenues for 1995. During fiscal 1996 sales to Apple Computer, Inc. totaled approximately $1.2 million, or 8% of net sales for the period as compared to approximately $8.5 million, or 50% of net sales for the year ended December 31, 1995.



         In May 1995, the Company restructured its agreement with Apple whereby it began to recognize royalty revenue rather than product sales with related cost of goods sold, as it had in all prior transactions with Apple. For the year ended December 31, 1995, royalty revenues recognized from Apple approximated $5,500,000 with 100% gross margin.



         Sales outside North America for the year ended December 31, 1996 were approximately $2,393,000, principally to Europe ($1,769,000 ), Asia ($579,000) and Latin America ($45,000). Sales outside North America for the year ended December 31, 1995 were approximately $1,632,000, principally to Europe ($1,069,000) and Asia ($401,000).





14.      SUPPLEMENTARY CASH FLOW INFORMATION



         During the years December 31, 1996 and 1995, the Company paid interest of approximately $274,000 and $445,000, respectively. Non-cash financing and investing activities are summarized as follows:



                                                        Years Ended December 31,
                                                        ------------------------

                                                         1996           1995
                                                         ----            ----

Issuance of common stock for conversion of notes
  payable                                              $     --        $400,000

Issuance of common stock to settle claims for former
  Lapis shareholders (Note 12)                               --         337,544

Issuance of common stock warrants (Notes 7 and 10)         42,000       121,000

Inventory exchanged for barter credits (Note 6)         1,163,980         --





15.      SUBSEQUENT EVENTS



         In January 1997, the Company sold approximately 75,000 shares of its common stock, valued at approximately $138,750, in connection with a private offering to foreign investors. This stock is unregistered and subject to restrictions on trading in the United States for a period of forty days. In connection with the offering, the Company paid approximately $26,250 to the underwriter. Net proceeds of the private offering were approximately $112,500.



         On February 12, 1997, the Company sold approximately 218,181 shares of common stock for gross proceeds of approximately $338,181 in connection with a private offering to foreign investors. This stock is unregistered and subject to restrictions on trading in the United States for a period of forty days. In connection with the offering, the Company incurred fees of $38,181, receiving net proceeds of $300,000.



         On March 18, 1997, the stockholders voted to increase the authorized shares of FOCUS Enhancements, Inc. common stock from 16,000,000 shares to 20,000,000 shares.



         On March 27, 1997, the Company completed a financing of approximately $1,650,000 in gross proceeds for the sale of approximately 1,100,000 shares of Common Stock in a private placement to unaffiliated accredited investors. The shares issued as part of this transaction are not registered under the Securities Act of 1933, however, the Company has agreed to register the shares within 90 days from the date of issuance. Fees and expenses associated with this offering will be approximately $65,000 (exclusive of registation costs) yielding net proceeds of $1,585,000. In connection with this transaction, the Board of Directors authorized the grant of warrants to the Placement Agent to purchase 110,000 shares of the Company's common stock at a price per share equal to the common stock price on the date of the closing ($1.6875 per share) exercisable for a period of five years.


ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective May 14, 1996, Coopers & Lybrand L.L.P. resigned as the independent accountants of FOCUS Enhancements, Inc. (the "Registrant").

         The report of Coopers & Lybrand L.L.P. on the Registrant's financial statements for the years ended December 31, 1994 and 1995 included an explanatory paragraph regarding the Registrant's ability to continue as a going concern. The foregoing notwithstanding, the report of Coopers & Lybrand L.L.P. did not contain any other adverse opinion, a disclaimer of opinion or qualification as to uncertainty, audit scope or accounting principles.

         Except as set forth in the letter dated June 4, 1996, from Coopers & Lybrand L.L.P. to the Securities and Exchange Commission (a copy of which was filed as an exhibit to Form 8-K #1 dated May 14, 1996), in connection with the audits of the Registrant's financial statements for the years ended December 31, 1994 and 1995, and during the subsequent interim period through May 14, 1996, there were no disagreements between the Registrant and Coopers & Lybrand L.L.P. relative to accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Coopers & Lybrand L.L.P., would have caused Coopers & Lybrand L.L.P. to make reference to the matter in its report. None of the reportable events listed in
Item 304(a)(1)(iv)(B) of Regulation S-B occurred with respect to the Registrant during the years ended December 31, 1994 and 1995 and the subsequent interim period preceding the resignation of Coopers & Lybrand L.L.P.

         On June 18, 1996, the Registrant engaged Wolf & Company, P.C. as independent accountants to audit the consolidated financial statements of the Registrant for the year ending December 31, 1996. The decision to engage Wolf & Company, P.C. was approved by the Audit Committee of the Registrant's Board of Directors. During the fiscal years ended December 31, 1994 and 1995, and the subsequent interim period prior to the engagement of Wolf & Company, P.C., neither the Registrant nor any person on the Registrant's behalf consulted Wolf & Company, P.C. regarding the application of accounting principles to a specified transaction either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements, or any matter that was the subject of a disagreement with the previous independent accountants (as defined in paragraph 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined in paragraph 304(a)(1)(v) of Regulation S-K), and no written or oral advise concerning same was provided to the Registrant that was an important factor considered by the Registrant in making a decision as to any accounting, auditing or financial reporting issue.


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
         EXCHANGE ACT

         The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with the Company's 1997 Annual Meeting of Stockholders.

ITEM 10.  EXECUTIVE COMPENSATION

         The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with the Company's 1997 Annual Meeting of Stockholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with the Company's 1997 Annual Meeting of Stockholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required hereunder is incorporated by reference from the Company's Proxy Statement filed in connection with the Company's 1997 Annual Meeting of Stockholders.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits, required by Item 601 of Regulation S-B, are filed as a part of this Annual Report on Form 10-KSB. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-B.



EXHIBIT
ITEM NO.          ITEM AND DESCRIPTION

1.4(1)            Form of Stock Escrow Agreement

2.1(1)            Agreement of Merger,  dated April 12, 1993,  between  FOCUS  Enhancement,  Inc., a  Massachusetts corporation, and the Company

2.2(1)            Certificate of Merger, as filed with the Delaware Secretary of State on April 12, 1993

2.3(1)            Articles of Merger, as filed with the Massachusetts Secretary of State on April 14, 1993

2.4(2)            Agreement  and  Plan  of  Reorganization  and  Merger  between  the  Company,  FOCUS  Acquisition
                  Corporation and Lapis Technologies, Inc. dated as of November 29, 1993

3.1(1)            Second Restated Certificate of Incorporation of the Company



3.2(3)            Certificate of Amendment to Second Restated Certificate of Incorporation of the
                  Company

3.3(1)            Restated By-laws of the Company

4.1(1)            Specimen certificate for Common Stock of the Company

4.2(1)            Specimen certificate for Redeemable Common Stock Purchase Warrant

4.3(1)            Form of Warrant Agreement  between the Company,  Mellon Securities Trust Company and Thomas James
                  Associates, Inc.

4.4(1)            Form of Warrant issued to Thomas James Associates, Inc.


10.1(1)           Amended and Restated  Employment  Contract  between the Company and Thomas L.  Massie,  effective
                  January 1, 1992



10.2(4)           1992 Stock Option Plan, as amended

10.3(1)           Form of  Incentive  Stock Option  Agreement,  as amended,  under the 1992 Stock  Option Plan,  as amended

10.4(1)           Form of Non-Qualified  Stock Option Agreement,  as amended,  under the 1992 Stock Option Plan, as amended

10.5(5)           1993 Non-Employee Director Stock Option Plan

10.6(4)           Form of Non-Qualified  Stock Option Agreement under the 1993  Non-Employee  Director Stock Option
                  Plan




10.7(4)           Credit Agreement between the Company, Lapis and Silicon Valley Bank dated January 20, 1994

10.8(4)           Promissory  Note in the principal  amount of  $2,000,000,  dated as of January 20, 1994,  made by the Company and Lapis to the other of Silicon Valley Bank

10.9(4)           Security Agreement, dated as of January 20, 1994, by the Company in favor of Silicon Valley Bank

10.10(4)          Security Agreement, dated as of January 20, 1994, by Lapis in favor of Silicon Valley Bank

10.11(4)          Pledge Agreement, dated as of January 20, 1994, by the Company in favor of Silicon Valley Bank

10.12(5)          Purchase and Sale Agreement,  dated as of May 25, 1994,  between the Company and Inline Software,
                  Inc.

10.13(5)          Master Purchase  Agreement,  dated as of August 12, 1994, between the Company and Apple Computer,
                  Inc.

10.14(5)          Forbearance Letter, dated as of October 6, 1994, to the Company from Silicon Valley Bank

10.15(5)          Note and Warrant  Subscription  Agreement,  dated as of October 18, 1994, between the Company and
                  Fred Kassner

10.16(5)          Security Agreement, dated as of October 18, 1994, between the Company and Fred Kassner

10.17(5)          Term Line of Credit Note, dated October 18, 1994, by the Company in favor of Fred Kassner

10.18(5)          Warrant W-K issued to Fred Kassner, dated as of October 18, 1995


10.19(5)          Intercreditor  and  Subordination  Agreement,  dated as of October 18,  1994,  by and between the
                  Company, Fred Kassner and Silicon Valley Bank

10.20(5)          Debt  Extension  Agreement,  dated as of February 22,  1995,  by and between the Company and Fred
                  Kassner

10.21(7)          1995 Non-Employee Director Stock Plan

10.22(6)          Form of Non-Qualified Stock Option Agreement under the 1995 Non-Employee
                  Director Stock Plan

10.23(7)          Form of Settlement Agreement between the Company and Lapis Technologies, Inc.
                  shareholders

10.24(7)          Manufacturing Agreement between the Company and Pagg Corporation

10.25(8)          Loan Document Modification Agreement dated as of April 5, 1996 by and between the Company,
                  Lapis Technologies, Inc. and Silicon Valley Bank

10.26(8)          Amended and Restated Promissory Note dated as of April 5, 1996 in favor of Silicon Valley Bank

10.27(8)           Amendment No. 2 to the Note and Warrant Subscription Agreement dated  as of June 28, 1996 between the Company and Fred Kassner

10.28(8)          Amended and Restated Term Line of Credit Note dated as of June 28, 1996 in favor of Fred Kassner

10.29(8)          Security Agreement dated as of June 28, 1996 between the Company and Fred Kassner

10.30(8)          Warrant W96/6, dated June 28, 1996, issued to Fred Kassner

10.31(8)          Agreement dated as of June 28, 1996 between the Company and PAGG Corporation

10.32(8)          Security Agreement dated as of June 28, 1996 between the Company and PAGG Corporation

10.33(10)         Amendment to Master Purchase Agreement between the Company and Zenith Electronics, Inc.

10.34(10)         Lease Agreement between the Company and Cummings Property for the facility at 142 North Road, Sudbury,
                  Massachusetts

10.35(9)          Agreement and Plan of Merger dated as of September 30, 1996, by and among the Company. FOCUS
                  Acquisition Corp., and TView, Inc.

11.1(10)          Statement re Computation of Earnings [Loss] Per Share

21.1(10)          Subsidiaries of the Company

23.1(10)          Consent of Wolf & Company P.C., Independent Accountants

23.2(10)          Consent of Coopers & Lybrand L.L.P., Independent Accountants

27                Financial Data Schedule


                                       31




--------------

1 Filed as an exhibit to the Company's Registration Statement on Form SB-2, No. 33-60248-B, and incorporated herein by reference.

2 Filed as an exhibit to the Company's Current Report on Form 8-K dated November 29, 1993, and incorporated herein by reference.

3 Filed as an exhibit to the Company's Form 10-QSB dated November 13, 1995, and incorporated herein by reference.

4 Filed as an exhibit to the Company's Form 10-KSB dated March 31, 1994, and incorporated herein by reference.

5 Filed as an exhibit to the Company's Form 10-QSB dated May 10, 1995, and incorporated herein by reference.

6 Filed as an exhibit to the Company's Registration Statement on Form S-8, No. 33-80651, filed with the Commission on December 19, 1995, and incorporated herein by reference.

7 Filed as an exhibit to the Company's Registration Statement on Form SB-2, No. 33-80033, and incorporated herein by reference.

8 Filed as an exhibit to the Company's Form 10-QSB dated August 15, 1995, and incorporated herein by reference.

9 Filed as an exhibit to the Company's Form 8-K dated November 4, 1996

10 Filed herewith.




(b)       Reports on Form 8-K


      Date of Form 8-K         Summary of Item
      ----------------         -----------------------------------
      November 4, 1996         Registrant reported the aquisition of TView, Inc.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FOCUS ENHANCEMENTS, INC.


                            By: /s/ Thomas L. Massie
                                ----------------------------
                                Thomas L. Massie,
                                President, Chief Executive Officer
                                and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         SIGNATURE                                                TITLE                              DATE


/s/ Thomas L. Massie                                 President, Chief Executive                March 31, 1997
---------------------------                          Officer and Director (Principal
    Thomas L. Massie                                 Executive Officer)


/s/ Harry G. Mitchell                                Sr. Vice President, Chief Financial       March 31, 1997
---------------------------                          Officer, Treasurer (Principal Financial
    Harry G. Mitchell                                and Accounting Officer)


/s/ John Cavalier                                    Director                                  March 31, 1997
---------------------------
    John Cavalier


/s/ William Coldrick                                 Director                                  March 31, 1997
---------------------------
    William Coldrick


/s/ U. Haskell Crocker II                            Director                                  March 31, 1997
---------------------------
    U. Haskell Crocker II


/s/ Timothy Mahoney                                  Director                                  March 31, 1997
---------------------------
    Timothy Mahoney


 /s/ Daniel Shaver                                   Director                                  March 31, 1997
---------------------------
    Daniel Shaver


