Form 10QSB
period 1997-03-31
FOCUS ENHANCEMENTS INC
filed 1997-05-15
CIK 884719

FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended:   March 31, 1997

     [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from _______ to _______

                         Commission File Number 1-11860


                            FOCUS ENHANCEMENTS, INC.
--------------------------------------------------------------------------------
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

As of March 31, 1997, there were outstanding 12,714,625 shares of Common Stock, $.01 par value per share.




                            FOCUS ENHANCEMENTS, INC.
                                   FORM 10-QSB

                                QUARTERLY REPORT
                                 March 31, 1997

                                TABLE OF CONTENTS

                                                                            PAGE

FACING PAGE                                                                    1

TABLE OF CONTENTS                                                              2

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Consolidated Financial Statements:

                    Consolidated Balance Sheets at March 31, 1997
                        and December 31, 1996                                  3
                    Consolidated Statements of Operations
                        for the Three Months Ended March 31, 1997 and 1996     4
                    Consolidated Statements of Cash Flows
                        for the Three Months Ended March 31, 1997 and 1996     5
                    Notes to Consolidated Financial Statements               6-8

         ITEM 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                  9-17

PART II. OTHER INFORMATION

         ITEM 1.    Legal Proceedings                                         19
         ITEM 2.    Changes in Securities                                     19
         ITEM 3.    Defaults Upon Senior Securities                           19
         ITEM 4     Submission of Matters to a Vote of Security Holders       19
         ITEM 5.    Other Information                                         20
         ITEM 6.    Exhibits and Reports on Form 8-K                          20

SIGNATURES                                                                    21

Exhibit 11 -        Statement Re:  Computation of Per Share Earnings          22


                            FOCUS ENHANCEMENTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                          ASSETS

                                                                                     March 31,             December 31,
                                                                                        1997                  1996
                                                                                   ---------------       ----------------

Current Assets:
     Cash and cash equivalents                                                      $   1,300,717        $       413,894
     Accounts receivable, net of allowance of $340,833 and $488,605
        at  March 31, 1997 and December 31, 1996, respectively                          5,621,438              3,613,565
     Inventories                                                                        1,751,294              1,975,381
     Prepaid expenses and other current assets                                            252,121                243,829
                                                                                   ---------------       ----------------
        Total current assets                                                            8,925,570              6,246,669

Property and equipment, net                                                               679,329                483,591
Other assets, net                                                                       1,300,993              1,273,980
Goodwill, net                                                                           1,413,855              1,467,106
                                                                                   ---------------       ----------------

        Total assets                                                                $  12,319,747         $    9,471,346
                                                                                   ===============       ================



                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                                  $   2,497,458        $     2,517,458
     Obligations under capital leases                                                     124,132                124,132
     Accounts payable                                                                   4,422,051              3,584,284
     Accrued liabilities                                                                  626,109                628,304
                                                                                   ---------------       ----------------
        Total current liabilities                                                       7,669,750              6,854,178

Obligations under capital leases                                                           74,847                 80,666
                                                                                   ---------------       ----------------

        Total liabilities                                                               7,744,597              6,934,844
                                                                                   ---------------       ----------------


Stockholders' equity
     Preferred stock, $.01 par value; 3,000,000 shares authorized; none issued                  -                      -
     Common stock, $.01 par value; 20,000,000 shares authorized,
        12,714,625 and 11,301,845 shares issued and outstanding at
        March 31, 1997 and December 31,1996, respectively.                                127,146                113,018
     Additional paid-in capital                                                        23,293,081             21,285,037
     Accumulated deficit                                                              (18,845,077)           (18,861,553)
                                                                                   ---------------       ----------------
        Total stockholders' equity                                                      4,575,150              2,536,502
                                                                                   ---------------       ----------------

        Total liabilities and stockholders' equity                                  $  12,319,747         $    9,471,346
                                                                                   ===============       ================





The accompanying notes are an integral part of the consolidated financial statements.



                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                         Three Months Ended
                                                                 March 31,                 March 31,
                                                                   1997                      1996
                                                           ----------------------      ------------------

Net Sales                                                    $          4,801,550          $   3,801,879

Cost of goods sold                                                      3,267,841              5,125,810
                                                           ----------------------      ------------------

    Gross profit (loss)                                                 1,533,709             (1,323,931)
                                                           ----------------------      ------------------

Operating expenses:

Sales, marketing and support                                              952,964              1,147,129

General and administrative                                                385,092                768,354

Research and development                                                  179,402                283,252

                                                           ----------------------      ------------------
      Total operating expenses                                          1,517,458              2,198,735
                                                           ----------------------      ------------------

Income (loss) from operations                                              16,251             (3,522,666)

Interest expense, net                                                     (67,240)              (104,374)
Other income (expense)                                                     69,015                (10,311)
                                                           ----------------------      ------------------

Income (loss) before income taxes                                          18,026             (3,637,351)

Income tax expense                                                          1,550                  7,500
                                                           ----------------------      ------------------

Net income (loss)                                           $              16,476      $      (3,644,851)
                                                           ======================      ==================


Net income (loss) per common share


      Primary                                               $                   0      $           (0.49)
                                                           ======================      ==================
      Fully Diluted                                         $                   0      $           (0.49)
                                                           ======================      ==================

Weighted average common and common
equivalent shares outstanding
      Primary                                                          12,158,128              7,382,665
                                                           ======================      ==================
      Fully Diluted                                                    12,158,128              7,382,665
                                                           ======================      ==================



The accompanying notes are an integral part of the consolidated financial statements.



                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Three Months Ended
                                                                                        March 31,            March 31,
                                                                                          1997                  1996
                                                                                    ----------------    -------------------
Cash flows from operating activities:
      Net income (loss)                                                              $       16,476     $       (3,644,851)
      Adjustments to reconcile net income (loss) to net cash provided (used in)
         operating activities:
         Depreciation and amortization                                                       92,319                204,324
         Gain on forgiveness of accounts payable                                            (71,304)                            -
         Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable                                 (2,007,873)            (1,739,646)
              (Increase) decrease in notes receivable                                             -                (40,000)
              Decrease (increase) in inventories                                            224,087                 95,632
              Decrease (increase) in prepaid expenses and other assets                      (35,305)               123,393
              Increase (decrease) in accounts payable                                       909,071                994,310
              Increase (decrease) in accrued liabilities                                     (2,195)             2,132,533
                                                                                    ----------------    -------------------

         Net cash provided (used in) operating activities                                  (874,724)            (1,874,305)
                                                                                    ----------------    -------------------

Cash flows from investing activities:
      Purchase of property and equipment                                                   (234,806)               (35,772)
                                                                                    ----------------    -------------------

         Net cash used in investing activities                                             (234,806)               (35,772)
                                                                                    ----------------    -------------------

Cash flows from financing activities:
      Payments on notes payable                                                             (20,000)            (1,030,000)
      Payments under capital lease obligations                                               (5,819)               (44,070)
      Net proceeds from private offerings of common stock                                 1,996,813                890,357
      Net proceeds from exercise of common stock options and warrants                        25,359                960,215
                                                                                    ----------------    -------------------

         Net cash provided by financing activities                                        1,996,353                776,502
                                                                                    ----------------    -------------------

Net increase (decrease) in cash and cash equivalents                                        886,823             (1,133,575)

Cash and cash equivalents at beginning of period                                            413,894              2,140,043
                                                                                    ----------------    -------------------

Cash and cash equivalents at end of period                                            $   1,300,717      $       1,006,468
                                                                                    ================    ===================





  The accompanying notes are an integral part of the consolidated financial statements.



                            FOCUS ENHANCEMENTS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The consolidated financial statements of FOCUS Enhancements, Inc. ("the Company") as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Lapis Technologies, Inc., TView, Inc. and FOCUS Enhancements b.v. In the opinion of management, the consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of the interim periods. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for any future period.

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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - Earnings Per Share. This Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. However, an entity is permitted to disclose pro forma earnings per share (EPS) amounts computed using this Statement in the notes to the financial statements in periods prior to required adoption. After the effective date, all prior period EPS data presented shall be restated to conform with the provisions of this Statement.

     The Company has elected to disclose pro forma EPS amounts computed using this Statement, as follows:

                                  Three Months Ended March 31,
                 ---------------------------------------------------------------
                             1997                             1996
                             ----                             ----
                    Shares         Per Share        Shares      Per Share Amount
                                    Amount

Basic EPS         11,530,607         $0.00         7,382,665         $ (0.49)
                  ==========         =====         =========         ========

Diluted EPS       12,158,128         $0.00         7,382,665         $ (0.49)
                  ==========         =====         =========         ========


3.       INVENTORIES

         Inventories consist of the following:

                                        March 31,            December 31,
                                          1997                   1996
                                          ----                   ----

Finished goods                              $1,165,195            $ 1,555,812
Raw materials                                  586,099                419,569
                                    -------------------    -------------------
                                            $1,751,294            $ 1,975,381
                                    ===================    ===================


4.       NOTES PAYABLE


     Lines of Credit, Banks. As of December 31, 1996, the Company maintained a revolving line of credit with a bank which permitted borrowings up to $900,000. Borrowings under the line are payable upon demand and are collateralized by all of the assets of the Company, except as noted below. Borrowings, aggregating $800,000 at March 31, 1997, bear interest at the bank's prime rate plus 1% (9.5% at March 31, 1997) and are personally guaranteed by an investor. Under the terms of the line of credit agreement, the Company is required to comply with certain restrictive covenants and was in violation of certain of these covenants at December 31, 1996. The Company has received a waiver of the covenant violations from the bank and the line, which expired in March 1997, has been extended to March 8, 1998.

     The Company has another revolving line of credit with a bank which permitted borrowings up to $200,000 through April 1, 1995. Borrowings under the line are payable upon demand and are collateralized by certain inventory of the Company and marketable securities of certain affiliates. Interest is payable monthly at 1.5% above the prime rate, as defined (10.00% at March 31, 1997). Borrowings outstanding under the line of credit as of March 31, 1997 were $197,458. The Company has not renewed the line.

     Term Line of Credit. At March 31, 1997, the Company owed $1,500,000 to an unrelated individual under a term line of credit originated in October 1994 for $2,500,000. In connection with this line, the Company issued a promissory note with detachable warrants to purchase 200,000 shares of unregistered common stock at $2.00 per share. The warrants are exercisable from April 1, 1995 to October 31, 1997. No value was ascribed to these warrants at that time. In June 1995, in consideration for extending the line, the Company reduced the exercise price of the warrants to $1.05 per share. The Company valued the repriced warrant at $40,047. In January



1996, the Company repaid $1,000,000 of the amount owed under the term note. Additionally, the note was extended in June 1996 by the lender until March 31, 1997. In consideration of the extension, the Company granted a second security interest in all of the assets of the Company and issued 50,000 warrants to the lender exercisable for the period of three years at a price of $2.07 per share. The term note accrues interest at the prime rate plus 2% (10.5% at March 31, 1997), payable quarterly in arrears. The Company recorded an additional charge in 1996 for interest in the amount of approximately $42,000. This note was due on March 31, 1997 and was not paid. The Company is in the process of renegotiating the terms and expiration date of this loan with the lender. In the event that the unaffiliated lender does not extend the due date, the Company would be required to pay the amounts outstanding from working capital or from an equity or debt financing.



5.       COMMON STOCK TRANSACTIONS

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

         On March 27, 1997, the Company completed a financing of approximately $1,650,000 in gross proceeds for the sale of approximately 1,100,000 shares of Common Stock in a private placement to unaffiliated accredited investors. The shares issued as part of this transaction are not registered under the Securities Act of 1933, however, the Company has agreed to register the shares within 90 days from the date of issuance. Fees and expenses associated with this offering will be approximately $65,000 (exclusive of registration costs) yielding net proceeds of $1,585,000. In connection with this transaction, the Board of Directors authorized the grant of warrants to the Placement Agent to purchase 110,000 shares of the Company's common stock at a price per share equal to the common stock price on the date of the closing ($1.6875 per share) exercisable for a period of five years.



    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following information should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

         The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-QSB which are not historical facts constitute forward looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Each forward looking statement should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1, of this Quarterly Report and with the information contained in Item 2, including, but not limited to, "Certain Factors That May Affect Future Results" contained herein, together with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, including, but not limited to, the section therein entitled "Certain Factors That May Affect Future Results."

RESULTS OF OPERATIONS

               Three-Month Period Ended March 31, 1997 As Compared
                With The Three-Month Period Ended March 31, 1996

NET SALES

         Net sales for the three-month period ended March 31, 1997 (Q1 97) were $4,801,550 as compared with $3,801,879 for the three-month period ended March 31, 1996 (Q1 96), an increase of $999,671 or 26.3%. The growth in net sales is attributed to orders from new customers and increased product awareness and acceptance of the Company's PC to TV products. Specifically, net sales in Q1 97 to the Company's US resellers increased 57% to $2,899,000 from $1,843,000 in Q1
96. Net sales to international resellers rose 55% to $770,000 from $496,000 for the same quarter in 1996. Net sales from OEM/Licensing customers decreased 23% to $1,133,000 in Q1 97 from $1,463,000 for the same quarter in 1996. This decrease reflects primarily the reduction of OEM sales to Apple Computer. During Q1 97, net sales to Apple represented 15% of the Company's revenues as compared to 24% of revenues during the comparable quarter in 1996.



          During the quarter ended March 31, 1996, the Company recognized OEM royalty revenues from Apple of approximately $317,000, or 8% of net sales, with 100% gross margins. If the Company had recognized Apple revenue on a product sale rather than a royalty basis in Q1 96, net sales on a proforma basis would have been approximately $4,927,000, slightly greater than the Company's actual net sales during Q1 97.

         As of March 31, 1997, the Company had a sales order backlog of approximately $2.0 million.

 COST OF GOODS SOLD

         Cost of goods sold were $3,267,841 or 68% of net sales, for the three-month period ended March 31, 1997, as compared with $5,125,810 or 135% of net sales, for the three month period ended March 31, 1996, a decrease of $(1,857,969) or (36.2)%. The decrease in cost of goods sold was primarily due to the write down of $2.2 million of inventory in Q1 96 related to the Company's graphics/connectivity products for Apple Computer's Powerbook 190 and 5300 products. Excluding this write-down, the proforma cost of goods sold for Q1 96 would have been approximately $2.9 million or 76% of net sales. This decrease in cost of goods sold as a percentage of net sales for Q1 97 is primarily due to the product sales mix of PC-to-TV video products versus sales of networking products which have lower margins.

SALES, MARKETING AND SUPPORT EXPENSES

         Sales, marketing and support expenses were $952,964 or 20% of net sales, for the three-month period ended March 31, 1997, as compared with $1,147,129, or 30% of net sales, for the three-month period ended March 31, 1996, a decrease of $(194,165) or (16.9)%. The decrease is due primarily to the combination of cost control measures adopted by management for Q1 97, reduction in direct display advertising, mail order promotional expenditures, and reduced sales department salaries. These reductions were offset by the increase in costs for the Company's technical support / customer service department.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the three-month period ended March 31, 1997 were $385,092 or 8% of net sales, as compared with $768,354, or 20% of net sales for the three-month period ended March 31, 1996, a decrease of $(383,262) or (49.9)%. The decrease is due primarily to the lower personnel related costs of approximately $100,000, a decrease in administrative costs of $104,000, and a reduction in facility expenses of $42,000. In addition, the amortization of goodwill was approximately $111,000 lower in Q1 97 due to the write down in 1996 of certain intangible costs related to the Lapis acquisition.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses for the three-month period ended March 31, 1997 were $179,402, or 4% of net sales, as compared to $283,252, or 7% of net sales, for three-month period ended March 31, 1996, a decrease of $(103,850) or (36.7)%. The decrease is due principally to a reduction in consulting expenses of $18,000, R & D facility expenses of $33,000 and other net reductions in company wide engineering costs. During Q1 97, FOCUS completed the majority of development efforts for an ASIC relating to the Company's PC-to-TV products. The engineering in-process costs to manufacture the ASIC masks during Q1 97, amounting to approximately $156,000 have been capitalized as a fixed asset and will be amortized over the expected life of the ASIC technology licensing and product sales, expected to commence in the third quarter of 1997.

INTEREST EXPENSE, NET

         Net interest expense for the three-month period ended March 31, 1997 was $(67,240), or 1.4% of net sales, as compared to $(104,374), or 2.7% of net sales, for the three-month period ended March 31, 1996, a decrease of $37,134, or (35.6)%. Interest expense decreased in absolute dollars due to the reduction in the principal amount outstanding of a note payable to an unrelated investor from $2.5 million to $1.5 million during Q1 96, and due to the reduction of the Company's line of credit from $910,000 at March 31, 1996 to $800,000 as of March 31, 1997.

OTHER INCOME (EXPENSE)

         For the three month period ended March 31, 1997, the Company realized other income of $69,015 in connection with the settlement of certain accounts payable obligations. For the three month period ended March 31, 1996, the Company incurred other expense of $(10,311).

NET INCOME (LOSS)

         For the quarter ended March 31, 1997, the Company reported net income of $16,476, or $0.00 per share, as compared to a net loss of $(3,644,851), or $(0.49) per share, for the quarter ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the three month periods ended March 31, 1997 and 1996 was ($874,724) and ($1,874,305), respectively. In Q1 97, net cash used in operating activities consisted primarily of an increase in accounts receivable of $2,007,873. This was offset by an increase in accounts payable of $909,071, a decrease in inventories of $224,087, depreciation and amortization of $92,319, and net income of $16,476. For Q1 96, net cash used in operations was $1,874,305 consisting primarily of a net loss of $3,644,851 and an increase in accounts receivable of $1,739,646. These uses were partially offset by increased accounts payable and accrued liabilities totaling $3,126,843 as well as depreciation and amortization of $204,324.



         Net cash used in investing activities for the three month periods ended March 31, 1997 and 1996 was $234,806 and $35,772, respectively. In Q1 97 and Q1 96, cash used in investing activities was expended for the purchase of property and equipment.

         Net cash from financing activities for the three month periods ended March 31, 1997 and 1996 was $1,996,353 and $776,052, respectively. In Q1 97, the
Company received $1,996,813 in net proceeds from private offerings of Common Stock and $25,359 from the exercise of common stock options and warrants. The Company's financing proceeds were offset by payments on notes payable and capital lease obligations. In Q1 96, the Company received $890,357 in net proceeds from private offerings of Common Stock and $960,215 from the exercise of common stock options and warrants. The Q1 96 financing proceeds were offset by $1,074,070 in payments on notes payable and capital lease obligations.

         As of March 31, 1997, the Company had working capital of $1,255,820, as compared to a working capital deficiency of $(607,509) at December 31, 1996, an increase of $1,863,329. The Company's cash position increased to $1,300,717 at March 31, 1997, an increase of $886,823, or 214%, over amounts at December 31, 1996.

      On January 15, 1997, the Company sold approximately 75,000 shares of its Common Stock for gross proceeds of approximately $138,750, in connection with a private offering to foreign investors. This stock is unregistered and subject to restrictions on trading in the United States for a period of forty days. In connection with the offering, the Company paid approximately $26,250 to the underwriter. Net proceeds of the private offering were approximately $112,500.

         On February 12, 1997, the Company sold approximately 218,181 shares of common stock for gross proceeds of approximately $338,181 in connection with a private offering to foreign investors. This stock is unregistered and subject to restrictions on trading in the United States for a period of forty days. In connection with the offering, the Company incurred fees of $38,181 receiving net proceeds of $300,000.

         On March 27, 1997, the Company completed a financing of $1,650,000 in gross proceeds for the sale of 1,100,000 shares of Common Stock in a private placement to unaffiliated accredited investors. The shares issued as part of this transaction are not registered under the Securities Act of 1933, however, the Company has agreed to register the shares within 90 days from the date of issuance. Fees and expenses associated with this offering were approximately $65,000 yielding net proceeds of $1,585,000. In connection with this transaction, the Board of Directors authorized the grant of warrants to the placement agent to purchase 110,000 shares of the Company's Common Stock at a price per share equal to the closing bid price of the Common Stock on the date of the closing ($1.6875 per share) exercisable for a period of five years.


         Although the Company has been successful in the past in raising sufficient capital to fund its operations, there can be no assurance that the Company will achieve sustained profitability or obtain sufficient financing in the future to provide the liquidity necessary for the Company to continue operations.

         From its inception through March 31, 1997, the Company has incurred approximately $18.8 million of accumulated losses. The report of the independent accountants on the Company's financial statements as of and for the year ended December 31, 1996 included an explanatory paragraph to the effect that the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve its fiscal 1997 operating plan, including the achievement of sustained profitability, and obtaining additional sources of financing. In 1995 and 1996, the Company redefined its operating model to achieve profitability by discontinuing sales of lower-margin, non-proprietary products, by focusing its marketing efforts on its higher-margin proprietary products, emphasizing sales to OEMs and expanding its distribution and reseller channels, limiting inventory levels and reducing operating costs. In 1997, the Company expects to continue to use this business model. The Company's ability to achieve profitability in 1997 is dependent upon its securing additional contracts from OEM partners such as Apple and Zenith, increasing revenues through its domestic and international distributors and reducing expenses as a percentage of net sales. The Company does not have any significant commitments for capital expenditures. Management anticipates that funds generated through its present business model, and additional funds that may be received from debt or equity financings will be sufficient to fund operations for at least 12 months.

         During 1996, the Company extended the terms of its $900,000 line of credit with its commercial bank and its $1,500,000 line of credit with its unaffiliated lender until March 1997. At December 31, 1996, the Company was in violation of certain debt covenants relating to the line of credit with its commercial bank. In March 1997, the Company received a waiver of the covenants from the commercial bank, a revision of the loan covenants and an agreement to extend the line until March 1998. In addition, the Company is currently negotiating with its unaffiliated lender to extend the March 1997 due date for the $1.5 million note payable which was in default as of the date of this report. In the event that the unaffiliated lender does not extend the due date, the Company would be required to pay the amounts outstanding from working capital or from an equity or debt financing.


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

     Future Capital Needs. At March 31, 1997, the Company had working capital of $1,255,820, cash and cash equivalents of $1,300,717 and was fully drawn on its $900,000 line of credit (approximately $800,000 at March 31, 1997) with its bank and its $1.5 million term note with an unaffiliated lender. Historically, the Company has been required to meet its short- and long-term cash needs through debt and the sale of Common Stock in private placements in that cash flow from operations has been insufficient. During 1996, the Company received approximately $6,116,000 in net proceeds from the exercise of warrants, stock options and the sale of Common Stock. During the three month period ended March 31, 1997 the Company received approximately $1,997,000 in net proceeds from the exercise of warrants, stock options and the sale of Common Stock.

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

         Reliance on Major Customers. In the year ended December 31, 1996, approximately 23% and 15% of the Company's revenues were derived from sales to Zenith Electronics, Inc. ("Zenith") and Ingram Micro D, a national distributor, respectively. For the three months ended March 31, 1997, approximately 29% of the Company's revenues were derived from sales to Ingram Micro D, a national distributor, and approximately 8% were derived from sales to Zenith Electronics, Inc. Management expects that sales to Zenith and Ingram will continue to represent a significant percentage of the Company's future revenues. In October 1996, the Company entered into a two-year exclusive agreement with Zenith, under which Zenith must purchase at least $12,000,000 of PC-to-TV conversion products in 1997 and at least $30,000,000 of these products in 1998 in order to maintain exclusivity. There can be no assurances, however, that Zenith will purchase the indicated quantities. Further, if the contract were to be terminated by Zenith, there would be a material adverse effect to the Company and its business.



      In the year ended December 31, 1996 and for the three months ended March 31, 1997, approximately 8% and 15%, respectively, of the Company's net sales were derived from sales of the Company's L-TV product to Apple Computer, Inc. ("Apple"). In August 1994, the Company entered into a two year Master Purchase Agreement with Apple under which Apple agreed to bundle and distribute the Company's L-TV product with Apple's "Presentation System" product offering. This agreement expired in August 1996. In the first quarter of 1997, the Company received significant additional volume orders from Apple for shipment in the first and second quarters of 1997. The Company believes that in 1997, Apple will be a major customer. Although the orders are irrevocable and non-cancelable, no assurances can be given that Apple will take delivery on the products or continue to order products from the Company.

         History of Operating Losses. The Company has experienced limited profitability since its inception. Although the Company reported net income of $328,761 in the year ended December 31, 1995, the Company incurred net losses of $3,726,606, $4,458,483, and $9,208,431 in the years ended December 31, 1993,
1994, and 1996, respectively. There can be no assurance that the Company will return to profitability in 1997.

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

         Limited Availability of Capital under Credit Arrangements with Lenders. The Company maintains a $900,000 line of credit with Silicon Valley Bank. As of March 31, 1997, approximately $800,000 is owed to the Bank under the line of credit. Pursuant to its agreement with the Bank, the line of credit terminated in April 1996, and was extended until March 7, 1997. At December 31, 1996, the Company was in violation of certain debt covenants relating to the line of credit with its commercial bank. In March 1997, the Company received a waiver of the covenants from the commercial bank, a revision of the loan covenants and an agreement to extend the line until March 1998.

     In October 1994, the Company borrowed $2,500,000 from an unaffiliated lender to help finance its inventory and accounts receivable under its Master Purchase Agreement with Apple. The Company issued to this unaffiliated lender its term note in the aggregate principal amount of $2,500,000. The term note accrues interest at the revolving rate of prime plus 2%, is payable quarterly in arrears at the end of December, March, June, and September, and was due February 1, 1996. The term note was originally secured by those specific assets financed under the agreement with Apple, including accounts receivable, finished goods, raw materials, work-in-process inventories, and contract rights arising under the Apple agreement. The Company utilized the proceeds of this term note to finance purchase orders received from Apple. In January 1996, the Company repaid approximately $1 million of the amount owed under the term note. On June 28, 1996, the Company negotiated an amendment to the term note with the lender to extend the due date of the term note to March 31, 1997.
Pursuant to the amendment, the Company granted the lender a second security interest in all the assets of the Company. The Company is currently negotiating an additional extension with the lender, however, there can be no assurances that the term note will be extended on terms favorable to the Company.

         Market Acceptance. The Company's sales and marketing strategy is targeted to sales of its PC-to-TV videographics products to the Windows, MAC OS markets, including computer manufacturers, VGA graphic card developers and VGA chip developers, as well as to television manufacturers. Although the Company has to date experienced success in penetrating these markets, there can be no assurance that the Company's marketing strategy will continue to be effective and that current customers will continue to buy the Company's products. Market acceptance of the Company's current and proposed products will depend upon the ability of the Company to demonstrate the advantages of its products over other PC-to-TV videographics and connectivity products.

         Reliance on Single Vendor. In the three months ended March 31, 1997, approximately 60% of the components for the Company's products were secured and manufactured on a turnkey basis by a single vendor, Pagg Corporation. In the event that the vendor were to cease supplying the Company, management believes there are alternative vendors for the components for the Company's products. However, the Company would experience short term delays in the shipment of its products.

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














                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company is not party to any pending legal proceedings, other than routine litigation that is incidental to the business, which would have a material adverse effect on the Company's financial position or results of operation for the three month period ended March 31, 1997.


ITEM 2.  CHANGES  IN SECURITIES

         No instruments defining the rights of the holders of any class of registered securities have been materially modified nor have the rights evidenced by any class of registered securities been materially limited or qualified by the issuance or modification of any other class of securities.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     In October 1994, the Company borrowed $2,500,000 from an unrelated lender under a term note due February 1, 1996. The term note accrues interest at the prime rate plus 2%, payable quarterly in arrears, and is collateralized by a second security interest in all the assets of the Company. At March 31, 1997, the Company owed $1,500,000 to the lender under the term note. This note was due on March 31, 1997 and was not paid. The Company is in the process of renegotiating the terms and expiration date of this loan with the lender.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE

         On February 18, 1997, the Board of Directors caused to be distributed to stockholders of record as of February 14, 1997, a Notice of Special Meeting of Stockholders, Proxy and Proxy Statement for a Special Meeting held on March 18, 1997. As of the record date, 11,366,303 of Common Stock (excluding treasury shares) were entitled to vote.


              At the meeting, the stockholders acted upon a proposal to approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 16,000,000 to 20,000,000 shares.

Votes "For" represent affirmative votes and do not represent abstentions or broker non-votes. In cases where a signed proxy was submitted without direction, the shares represented by the proxy were voted "For" each proposal in the manner disclosed in the Proxy Statement and Proxy.

The voting results were as follows:

                                For         Against      Abstain
                                ---         -------      -------

                             8,751,422      212,968      39,100



ITEM 5.  OTHER INFORMATION


None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.   The following exhibits are filed herewith:


              11 -   Statement Re: Computation of Per Share Earnings


         b. Reports on Form 8-K

         During the quarter covered by this report, the following reports on FORM 8-K were filed:

Date of Form 8-K                Summary of Item
----------------                ---------------



January 6, 1997                 In accordance  with  Regulation  S-B, Item 3.10,
                                Registrant  filed an  amendment  to the Form 8-K
                                dated   November  4,  1996  that   included  the
                                financial  statements of TView,  Inc.  which was
                                acquired  in  October  1996,  together  with the
                                proforma  financial   information   showing  the
                                combined financial statements of the Company and TView.

January 15, 1997                Registrant  reported the sale of 449,444  shares
                                of its Common Stock pursuant to Regulation S to three non-US entities.

March 3, 1997                   Registrant  reported the sale of 218,181  shares
                                of its Common Stock pursuant to Regulation S to one non-US entity.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FOCUS ENHANCEMENTS, INC.




     May 15, 1997                   By:          /s/ Thomas L. Massie
                                       ----------------------------------------
                                                  Thomas L. Massie
                                                     President,
                                             Chief Executive Officer and
                                                Chairman of the Board
                                            (Principal Executive Officer)



      May 15, 1997                      By:        /s/ Harry G. Mitchell
                                           -------------------------------------
                                                   Harry G. Mitchell
                                                  Senior Vice President,
                                           Chief Financial Officer and Treasurer
                                              (Principal Accounting Officer)





