Form 10QSB
period 1997-06-30
FOCUS ENHANCEMENTS INC
filed 1997-08-14
CIK 884719

FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1997

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

As of June 30, 1997, there were outstanding 12,719,019 shares of Common Stock, $.01 par value per share.

                            FOCUS ENHANCEMENTS, INC.
                                  FORM 10-QSB

                                QUARTERLY REPORT
                                 June 30, 1997

                               TABLE OF CONTENTS


                                                                       Page

Facing Page
                                                                         1


Table of Contents
                                                                         2

PART I.  FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements:

              Consolidated Balance Sheets at June 30, 1997
              and December 31, 1996                                      3

              Consolidated Statements of Operations
              for the Three Months Ended June 30, 1997 and 1996          4

              Consolidated Statement of Operations
              for the Six Months Ended June 30, 1997 and 1996            5

              Consolidated Statements of Cash Flows
              for the Six Months Ended June 30, 1997 and 1996            6

              Notes to Consolidated Financial Statements                7-9

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  10-19

PART II.  OTHER INFORMATION


         Item 1.   Legal Proceedings                                     20
         Item 2.   Changes in Securities                                 20
         Item 3.   Defaults Upon Senior Securities                       20
         Item 4.   Submission of Matters to a Vote of Security Holders  20-21
         Item 5.   Other Information                                     21
         Item 6.   Exhibits and Reports on Form 8-K                      21


SIGNATURES                                                               22



                            FOCUS ENHANCEMENTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                     ASSETS

                                                                                     June 30,       December 31,
                                                                                      1997              1996
                                                                                  -------------    -------------
Current Assets:
     Cash and cash equivalents                                                     $  1,262,546    $    413,894
     Accounts receivable, net of allowance of $321,733 and $488,605                   6,282,769       3,613,565
     Inventories                                                                      2,303,744       1,975,381
     Prepaid expenses and other current assets                                          221,429         243,829
                                                                                   ------------    ------------
         Total current assets                                                        10,070,488       6,246,669

Property and equipment, net                                                             797,360         483,591
Other assets, net                                                                     1,307,472       1,273,980
Goodwill, net                                                                         1,358,428       1,467,106
                                                                                   ------------    ------------
         Total assets                                                              $ 13,533,748    $  9,471,346
                                                                                   ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                                 $  2,497,458    $  2,517,458
     Obligations under capital leases                                                   118,744         124,132
     Accounts payable                                                                 5,497,697       3,584,284
     Accrued liabilities                                                                556,941         628,304
                                                                                   ------------    ------------
         Total current liabilities                                                    8,670,840       6,854,178

Obligations under capital leases                                                         40,586          80,666
                                                                                   ------------    ------------

         Total liabilities                                                            8,711,426       6,934,844
                                                                                   ------------    ------------

Commitments
Stockholders' equity
     Preferred stock, $.01 par value;  3,000,000 shares authorized,  none issued
     Common stock, $.01 par value; 20,000,000 shares authorized,
         12,719,019 and 11,301,845 shares issues and outstanding at
         June 30, 1997 and December 31, 1996, respectively                              127,190         113,018
     Additional paid-in capital                                                      23,308,503      21,285,037
     Accumulated deficit                                                            (18,613,371)    (18,861,553)
                                                                                   ------------    ------------
         Total stockholders' equity                                                   4,822,322       2,536,502
                                                                                   ------------    ------------
         Total liabilities and stockholders' equity                                $ 13,533,748    $  9,471,346
                                                                                   ============    ============

                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                             Three Months Ended
                                          June 30,        June 30,
                                           1997             1996
                                       ------------    ------------

Net sales                              $  6,124,867    $  4,369,255

Cost of goods sold                        4,057,809       2,588,476
                                       ------------    ------------

      Gross profit                        2,067,058       1,780,779
                                       ------------    ------------
Operating expenses:

      Sales, marketing and support        1,012,253         829,656

      General and administrative            474,476         463,972

      Research and development              252,436         334,689
                                       ------------    ------------

            Total operating expenses      1,739,165       1,628,317
                                       ------------    ------------

Income from operations                      327,893         152,462

Interest expense, net                       (67,703)        (65,729)
Other income (expense)                      (26,883)         (2,481)
                                       ------------    ------------

Income before income taxes                  233,307          84,252

Income tax expense                            1,600           2,500
                                       ------------    ------------

Net income                             $    231,707    $     81,752
                                       ============    ============

Net income per common share
            Primary                    $       0.02    $       0.01
                                       ============    ============
            Fully Diluted              $       0.02    $       0.01
                                       ============    ============

Weighted average common and common
      equivalent shares outstanding
            Primary                      13,337,853       8,561,504
                                       ============    ============
            Fully Diluted                13,319,486       9,102,537
                                       ============    ============

                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              Six Months Ended
                                          June 30,        June 30,
                                           1997             1996
                                       ------------    ------------

Net sales                              $ 10,926,417    $  8,171,134

Cost of goods sold                        7,325,650       7,714,286
                                       ------------    ------------

      Gross profit                        3,600,767         456,848
                                       ------------    ------------
Operating expenses:

      Sales, marketing and support        1,965,217       1,976,785

      General and administrative            859,568       1,232,325

      Research and development              431,838         617,941
                                       ------------    ------------

            Total operating expenses      3,256,623       3,827,051
                                       ------------    ------------

Income from operations                      344,144      (3,370,203)

Interest expense, net                      (134,943)       (170,103)
Other income (expense)                       42,132         (12,792)
                                       ------------    ------------

Income (loss) before income taxes           251,333      (3,553,098)

Income tax expense                            3,150          10,000
                                       ------------    ------------

Net income (loss)                      $    248,183    $ (3,563,098)
                                       ============    ============


Net income (loss) per common share
            Primary                    $       0.02    $      (0.45)
                                       ============    ============
            Fully Diluted              $       0.02    $      (0.45)
                                       ============    ============

Weighted average common and common
      equivalent shares outstanding
            Primary                      12,538,386       7,974,362
                                       ============    ============
            Fully Diluted                12,692,614       7,974,362
                                       ============    ============


                  The accompanying notes are an integral part
                    of the consolidated financial statements.


                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Six Months Ended
                                                                                    June 30,        June 30,
                                                                                      1997           1996
                                                                                  ------------   ------------
Cash flows from operating activities:
      Net income (loss)                                                           $   248,183    $(3,563,098)
      Adjustments to reconcile net income (loss) to net cash provided (used in)
         operating activities:
          Depreciation and amortization                                               191,681        390,715
          Gain on forgiveness of accounts payable                                     (70,202)          --
          Changes in operating assets and liabilities:
               (Increase) decrease in accounts receivable                          (2,669,204)    (2,736,188)
               (Increase) decrease in notes receivable                                   --          (37,957)
               Decrease (increase) in inventories                                    (328,363)       (31,989)
               Decrease (increase) in prepaid expenses and other assets               (11,092)       177,528
               Increase (decrease) in accounts payable                              1,983,615        850,503
               Increase (decrease) in accrued liabilities                             (71,364)       609,088
                                                                                  -----------    -----------

          Net cash provided (used in) operating activities                           (726,746)    (4,341,398)
                                                                                  -----------    -----------

Cash flows from investing activities:
      Purchase of property and equipment                                             (396,772)       (78,207)
                                                                                  -----------    -----------

          Net cash used in investing activities                                      (396,772)       (78,207)
                                                                                  -----------    -----------

Cash flows from financing activities:
      Payments on notes payable                                                       (20,000)    (1,040,000)
      Payments under capital lease obligations                                        (45,468)       (80,652)
      Net proceeds from private offerings of common stock                           1,996,813      3,015,528
      Net proceeds from exercise of common stock options and warrants                  40,825        994,766
                                                                                  -----------    -----------

          Net cash provided by financing activities                                 1,972,170      2,889,642
                                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents                                  848,652     (1,529,963)

Cash and cash equivalents at beginning of period                                      413,894      2,140,043
                                                                                  -----------    -----------

Cash and cash equivalents at end of period                                        $ 1,262,546    $   610,080
                                                                                  ===========    ===========

                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                            FOCUS Enhancements, Inc.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The consolidated financial statements of FOCUS Enhancements, Inc. ("the Company") as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Lapis Technologies, Inc., TView, Inc. and FOCUS Enhancements b.v. and FOCUS Networking, Inc. In the opinion of management, the consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of the interim periods. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for any future period.

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

         The Company has elected to disclose pro forma EPS amounts computed using this Statement, as follows:


                                       Three Months Ended June 30,
                            -----------------------------------------------
                                     1997                     1996
                                     ----                     ----
                              Shares      Per Share     Shares    Per Share
                                            Amount                  Amount

Basic EPS                   12,716,005     $0.02      8,561,504     $.01
                            ==========     =====      =========     ====
Diluted EPS                 13,337,853     $0.02      9,102,537     $.01
                            ==========     =====      =========     ====


                                       Six Months Ended June 30,
                            -----------------------------------------------
                                     1997                     1996
                                     ----                     ----
                              Shares      Per Share     Shares    Per Share
                                            Amount                  Amount

Basic EPS                   12,123,306     $0.02      7,974,362     $.(45)
                            ==========     =====      =========     ======
Diluted EPS                 12,538,386     $0.02      7,974,362     $.(45)
                            ==========     =====      =========     ======

3.                INVENTORIES

         Inventories consist of the following:


                                       June 30,       December 31,
                                     ----------       ------------
                                         1997            1996
                                         ----            ----
Finished goods                       $1,683,632       $ 1,555,812
Raw materials                           620,112           419,569
                                     ----------       -----------
                                     $2,303,744       $ 1,975,381
                                     ==========       ===========


4.       NOTES PAYABLE

         Lines of Credit, Banks. The Company maintains a revolving line of credit with a bank which is fully drawn as of June 30, 1997. Borrowings under the line are payable upon demand and are collateralized by all of the assets of the Company, except as noted below. Borrowings, aggregating $800,000 at June 30, 1997, bear interest at the bank's prime rate plus 1% (9.5% at June 30, 1997) and are personally guaranteed by an investor. In March 1997, the line of credit was extended to March 8, 1998.

         The Company has an additional revolving line of credit with a bank, which is fully drawn as of June 30, 1997. Borrowings under the line are payable upon demand and are collateralized by certain inventory of the Company and marketable securities of certain affiliates. Interest is payable monthly at 1.5% above the prime rate, as defined (10.00% at June 30, 1997). Borrowings outstanding under the line of credit as of June 30, 1997 were $197,458. The Company has not renewed the line.

         Term Line of Credit. At June 30, 1997, the Company owed $1,500,000 to an unrelated individual under a term line of credit originated in October 1994 in the principal amount of $2,500,000. Borrowings under the line of credit were made pursuant to a promissory note that was due on March 31, 1997 and was not paid. The Company is in the process of renegotiating the terms and expiration date of this loan with the lender. In the event that the unaffiliated lender does not extend the due date, the Company would be required to pay the amounts outstanding from working capital or from an equity or debt financing.

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

         On March 27, 1997, the Company completed a financing of approximately $1,650,000 in gross proceeds for the sale of approximately 1,100,000 shares of Common Stock in a private placement to unaffiliated accredited investors. The shares issued as part of this transaction were registered through Form S-3 with the Securities and Exchange Commission on May 12, 1997. Fees and expenses associated with this offering amounted to $76,000 yielding net proceeds of $1,574,000. In connection with this transaction, the Board of Directors authorized the grant of warrants to the Placement Agent to purchase 110,000 shares of the Company's common stock at a price per share equal to the common stock price on the date of the closing ($1.6875 per share) exercisable for a period of five years.


6.       REDEEMABLE COMMON STOCK PURCHASE WARRANTS


         In accordance with the anti-dilution provisions of the Company's Redeemable Common Stock Purchase Warrants (the "Warrants") issued in connection with the Company's initial public offering in May 1993, the terms of the Warrants have been amended so that upon exercise, a holder will receive 1.774 shares of Common Stock for each Warrant exercised. The Warrants are exercisable at a price of $6.75 per Warrant until May 23, 1998.

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

RESULTS OF OPERATIONS

               Three-Month Period Ended June 30, 1997 As Compared
                With The Three-Month Period Ended June 30, 1996

Net Sales

         Net sales for the three-month period ended June 30, 1997 ("Q2 97") were $6,124,867 as compared with $4,369,255 for the three-month period ended June 30, 1996 ("Q2 96"), an increase of $1,755,612 or 40%. The growth in net sales is attributed to orders from new customers and increased product awareness and acceptance of the Company's PC to TV products. Specifically, net sales in Q2 97 to the Company's US resellers increased 32% to $3,540,000 from $2,687,000 in Q2
96. In Q2 96, sales to US resellers included $1,568,000 of sales of inventory related to Apple's Powerbook 190 and 5300 laptop computers which products have been discontinued. Net sales to international resellers rose 16% to $648,000 from $558,000 for the same quarter in 1996. Net sales from OEM/Licensing customers increased 72% to $1,937,000 in Q2 97 from $1,124,000 for the same quarter in 1996. This increase reflects primarily OEM sales to Apple Computer ("Apple"). In Q2 97, sales to Apple represented 29% of total sales in the quarter as compared to 1% of total sales in Q2 96.

         As of June 30, 1997, the Company had a sales order backlog of approximately $2.1 million.

Cost of Goods Sold

         Cost of goods sold were $4,057,809 or 66% of net sales, for the three-month period ended June 30, 1997, as compared with $2,588,476 or 59% of net sales, for the three-month period ended June 30, 1996, an increase of $1,469,333 or 57%. The Company's gross profit margins for Q2 97 and Q2 96 were 34% and 41%, respectively. The increase in cost of goods sold in absolute dollars is due principally to the increased sales volume of the Company's PC-to-TV products. As a percentage of sales, cost of goods sold was lower in Q2 96 due to the sale in Q2 96 of previously written-down inventory related to Apple's Powerbook 190 and 5300 laptop computers.

Sales, Marketing and Support Expenses

         Sales, marketing and support expenses were $1,012,253 or 16.5% of net sales, for the three-month period ended June 30, 1997, as compared with $829,656, or 19% of net sales, for the three-month period ended June 30, 1996, an increase of 182,597 or 22%. The increase in absolutedollars is due primarily to increased sales commissions as a result of increased sales from period to period and, an increase in advertising and trade show events.

General and Administrative Expenses

         General and administrative expenses for the three-month period ended June 30, 1997 were $474,476 or 7.7% of net sales, as compared with $463,972, or 10.6% of net sales for the three-month period ended June 30, 1996, an increase of $10,504 or 2.3%. The increase in absolute dollars is due primarily to increased payroll and benefits.

Research and Development Expenses

         Research and development expenses for the three-month period ended June 30, 1997 were $252,436, or 4% of net sales, as compared to $334,689, or 7.7% of net sales, for three-month period ended June 30, 1996, a decrease of $(82,253) or (24.6)%. The decrease is due principally to reductions in consulting expenses of $25,000, in employee recruiting costs of $16,000, in R&D supplies of $15,000 and in travel of $13,000. During Q2 97, the Company capitalized $64,000 as a fixed asset in connection with the manufacture of the FOCUS Scan300 ASIC masks which amounts are to be amortized over the expected life of the ASIC technology.

Interest Expense, Net

         Net interest expense for the three-month period ended June 30, 1997 was $(67,703), or 1.1% of net sales, as compared to $(65,729), or 1.5% of net sales, for the three-month period ended June 30, 1996, an increase of $1,974, or 3%.

Other Income (Expense)

         Other Income (Expense) for the three-month period ended June 30, 1997 was $(26,883), as compared to $(2,481), for the three-month period ended June 30, 1996, an increase of $24,402.

Net Income

         For the quarter ended June 30, 1997, the Company reported net income of $231,707, or $0.02 per share, as compared to a net income of $81,752, or $.01 per share, for the quarter ended June 30, 1996.


                Six-Month Period Ended June 30, 1997 As Compared
                 With The Six-Month Period Ended June 30, 1996

Net Sales


         Net sales for the six-month period ended June 30, 1997 (the "97 Period") were $10,926,417 as compared with $8,171,134 for the six-month period ended June 30, 1996 (the "96 Period"), an increase of $2,755,283 or 34%. The growth in net sales is attributable primarily to increased orders from global reseller customers as a result of increased product awareness and acceptance of the Company's PC-to-TV products. Specifically, in the 97 Period net sales to the Company's US resellers increased 42% to $6,439,000 from $4,530,000 in the 96 Period. Net sales to international resellers in the 97 Period rose 34% to $1,418,000 from $1,054,000 for the same period in 1996. Net sales from OEM/Licensing customers increased 19% to $3,069,000 in the 97 Period from $2,587,000 for the same period in 1996. The increase in OEM/Licensing reflects primarily the increase in OEM sales to Apple Computer during Q2 97. In the 97 Period, net sales to Apple represented 16% of the Company's revenues as compared to 12% of revenues during the comparable period in 1996.

         During the 96 Period (principally during Q1 96), the Company recognized OEM royalty revenues from Apple of approximately $317,000, with 100% gross margins. If the Company had recognized Apple revenue on a product sale basis rather than a royalty basis, net sales for the 96 Period on a proforma basis would have been approximately $9,296,000.

Cost of Goods Sold

         Cost of goods sold were $7,325,650 or 67% of net sales, for the six-month period ended June 30, 1997, as compared with $7,714,286 or 94% of net sales, for the six-month period ended June 30, 1996, a decrease of $388,636 or 50%. The Company's gross profit margins for the 97 period and the 96 Period were 33% and 6% of net sales, respectively. The gross profit margin for the 97 Period represents the approximate margins achievable for the Company's PC-to-TV products with the present mix of sales to global resellers and OEM accounts.

         In the 96 Period, the Company experienced a significant reduction in orders for the Company's L-TV product and graphics/connectivity products for the Powerbook 190 and 5300 laptop computers. During the first five months of 1996, management became aware of various product quality and sell-through issues relating to Apple's Powerbook 190 and 5300 products, including a recall by Apple of these products in May 1996. Because of the uncertainty with respect to these Apple products and the likelihood that demand for the Company's graphic/connectivity products would be significantly below the Company's then existing inventory levels, management decided to minimize the Company's inventory exposure and recorded a charge of $2.2 million in the first quarter of 1996, thus negatively impacting cost of goods sold for the 96 Period. However, cost of goods sold for the 96 Period was favorably impacted by the sale during Q2 96 of previously written-off inventory related to Apple's Powerbook 190 and 5300 laptop computers.

Sales, Marketing and Support Expenses

         Sales, marketing and support expenses were $1,965,217 or 18% of net sales, for the six -month period ended June 30, 1997, as compared with $1,976,785 or 24.2% of net sales, for the six-month period ended June 30, 1996, a decrease of $11,568 or 1%. The decrease in absolute dollars and as a percentage of net sales is due primarily to the combination of decreased costs in direct display advertising, mail order promotional expenditures, and trade show events, offset by increased payroll expenses for domestic sales, marketing and customer service departments and increased sales commission expenses as a result of increased sales from period to period.

General and Administrative Expenses

         General and administrative expenses for the six-month period ended June 30, 1997 were $859,568 or 7.9% of net sales, as compared with $1,232,326 or 15.1% of net sales for the six-month period ended June 30, 1996, a decrease of $372,758 or 30.2%. The decrease is due primarily to a decrease in goodwill amortization costs of $199,000, and a reduction in legal, audit and other public company fees of approximately $200,000. The reduction in goodwill from period to period is due the write-down in 1996 of certain intangible costs related to the Lapis acquisition.

Research and Development Expenses

         Research and development expenses for the six-month period ended June 30, 1997 were $431,838, or 4% of net sales, as compared to $617,941, or 7.6% of net sales, for the six-month period ended June 30, 1996, a decrease of $186,103 or 30.1%. The decrease is due principally to a reduction in consulting expenses of $44,000, R & D facility expenses of $21,000, travel expense of $22,000, recruiting costs of $21,000 and other net reductions in company wide engineering costs. During the 6 months ended June 1997, FOCUS completed the majority of development efforts for an ASIC relating to the Company's PC-to-TV products. The engineering in-process costs to manufacture the ASIC masks during this period, amounting to approximately $220,000, have been capitalized as a fixed asset and will be amortized over the expected life of the ASIC technology, with licensing and product revenues expected to commence in the quarter ended September 30 1997.

Interest Expense, Net

         Net interest expense for the six-month period ended June 30, 1997 was $134,943, or 1.2% of net sales, as compared to $170,103 or 2.1% of net sales, for the six-month period ended June 30, 1996, a decrease of $35,160, or 20.7%. Interest expense decreased in absolute dollars due to the reduction in the principal amount outstanding of a note payable to an unrelated investor from $2.5 million to $1.5 million during Q1 96, and due to the reduction of the Company's line of credit from $900,000 at June 30, 1996 to $800,000 as of June 30, 1997.

Other Income (Expense)

         For the six month period ended June 30, 1997, the Company realized other income of $42,132, primarily the net result of favorable settlements of certain accounts payable obligations. For the six month period ended June 30, 1996, the Company incurred other expenses of $(12,792).

Net Income (Loss)

         For the six months ended June 30, 1997, the Company reported net income of $248,183, or $0.02 per share, as compared to a net loss of $(3,563,099), or $(.45) per share, for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the six-month period ended June 30, 1997 and 1996 was ($726,746) and ($4,341,398), respectively. In the 97
Period, net cash used in operating activities consisted primarily of an increase in accounts receivable and inventory of $2,669,204 and $328,363, respectively. This was offset by an increase in accounts payable of $1,983,615, depreciation and amortization (non-cash charge) of $191,681, and net income of $248,183. As of June 30, 1997, Ingram Micro D, a distributor, represented approximately 31.5% of the Company's accounts receivable. For the same period in 1996, net cash used in operations was ($4,341,398) consisting primarily of a net loss of $3,563,098 and an increase in accounts receivable of $2,736,188. The 1996 uses were partially offset by increased accounts payable and accrued liabilities totaling $1,459,591 as well as depreciation and amortization of $390,715.

         Net cash used in investing activities for the six month periods ended June 30, 1997 and 1996 was ($396,772) and ($78,207), respectively due to the purchase of property and equipment.

         Net cash from financing activities for the six month period ended June 30, 1997 and 1996 was $1,972,170 and $2,889,642, respectively. In the 97 Period, the Company received $1,996,813 in net proceeds from private offerings of Common Stock and $40,825 from the exercise of common stock options and warrants. The Company's financing proceeds were offset by payments on notes payable and capital lease obligations. In the same period in 1996, the Company received $3,015,528 in net proceeds from private offerings of Common Stock and $994,766 from the exercise of common stock options and warrants. The Q2 96 financing proceeds were offset by $1,120,652 in payments on notes payable and capital lease obligations.

         As of June 30, 1997, the Company had working capital of $1,399,648, as compared to a working capital deficiency of $(607,509) at December 31, 1996, an increase of $2,006,157. The Company's cash position increased to $1,262,546 at June 30, 1997, an increase of $848,652, or 205%, over amounts at December 31, 1996.

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

         On March 27, 1997, the Company completed a financing of approximately $1,650,000 in gross proceeds for the sale of approximately 1,100,000 shares of Common Stock in a private placement to unaffiliated accredited investors. The shares issued as part of this transaction were registered through Form S-3 with the Securities and Exchange Commission on May 12, 1997. Fees and expenses associated with this offering amounted to $76,000 yielding net proceeds of $1,574,000. In connection with this transaction, the Board of Directors authorized the grant of warrants to the Placement Agent to purchase 110,000 shares of the Company's common stock at a price per share equal to the common stock price on the date of the closing ($1.6875 per share) exercisable for a period of five years.

         Although the Company has been successful in the past in raising sufficient capital to fund its operations, there can be no assurance that the Company will achieve sustained profitability or obtain sufficient financing in the future to provide the liquidity necessary for the Company to continue operations.

         As of June 30, 1997, the Company has an accumulated deficit of approximately $18.6 million. The report of the independent accountants on the Company's financial statements as of and for the year ended December 31, 1996 included an explanatory paragraph to the effect that the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve its fiscal 1997 operating plan, including the achievement of sustained profitability, and obtaining additional sources of financing. In 1995 and 1996, the Company redefined its operating model to achieve profitability by discontinuing sales of lower-margin, non-proprietary products, by focusing its marketing efforts on its higher-margin proprietary products, emphasizing sales to OEMs and expanding its distribution and reseller channels, limiting inventory levels and reducing operating costs. In 1997, the Company expects to continue to use this business model. The Company's ability to achieve continued profitability in 1997 is dependent upon its securing additional contracts from OEM partners such as Apple and Zenith, increasing revenues through its domestic and international distributors and reducing expenses as a percentage of net sales. The Company does not have any significant commitments for capital expenditures. Management anticipates that expected funds to be generated during 1997 through its present business model, and additional funds that may be received from debt or equity financing will be sufficient to fund operations for at least 12 months.

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

         Future Capital Needs. At June 30, 1997, the Company had working capital of $1,399,648, cash and cash equivalents of $1,262,546 and was fully drawn on its line of credit (approximately $800,000 at June 30, 1997) with its bank and its $1.5 million term note with an unaffiliated lender. Historically, the Company has been required to meet its short- and long-term cash needs through debt and the sale of Common Stock in private placements in that cash flow from operations has been insufficient. During 1996, the Company received approximately $6,116,000 in net proceeds from the exercise of warrants, stock options and the sale of Common Stock. During the six month period ended June 30, 1997, the Company received approximately $1,997,000 in net proceeds from the exercise of warrants, stock options and the sale of Common Stock.

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

         Reliance on Major Customers. For the six months ended June 30, 1997, approximately 26% of the Company's revenues were derived from sales to Ingram Micro D, a national distributor, and approximately 5% were derived from sales to Zenith Electronics, Inc. ("Zenith"). Management expects those sales to Zenith and Ingram will continue to represent a significant percentage of the Company's future revenues. In October 1996, the Company entered into a two-year exclusive agreement with Zenith, under which Zenith must purchase at least $12,000,000 of PC-to-TV conversion products in 1997 and at least $30,000,000 of these products in 1998 in order to maintain exclusivity. For the nine months ended June 30, 1997, the Company shipped approximately $733,000 of PC-to-TV products to Zenith and projects that total shipments through December 31, 1997 will be less than the $12 million contract minimum. As a result, the Company and Zenith are reviewing an amendment to the original Agreement that would establish revised minimum purchases for Zenith and the removal of the exclusivity sales provision. There can be no assurances, however, that Zenith will agree to the proposed amendment to the original Agreement or that Zenith will purchase the minimums per the original Agreement. Further, if the contract were to be terminated by Zenith, there would be a material adverse effect to the Company and its business.

         For the six months ended June 30, 1997, approximately 16% of the Company's net sales were derived from sales of the Company's L-TV product to Apple Computer, Inc. ("Apple"). The sales were pursuant to volume orders from Apple for shipment in the first, second and third quarters of 1997. The Company believes that in 1997, Apple will be a major customer. Although the orders are irrevocable and non-cancelable, no assurances can be given that Apple will take delivery on the products or continue to order products from the Company.

         History of Operating Losses. The Company has experienced limited profitability since its inception and at June 30, 1997, had an accumulated deficit of $18,613,371. Although the Company reported net income of $248,183 for the six month period ended June 30, 1997, there can be no assurance that the Company will remain profitable during the remainder of 1997.

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

         Limited Availability of Capital under Credit Arrangements with Lenders. The Company maintains a line of credit with Silicon Valley Bank which was fully drawn as of June 30, 1997. At December 31, 1996, the Company was in violation of certain debt covenants relating to the line of credit. In March 1997, the Company received a waiver of the covenants from the bank, a revision of the loan covenants and an agreement to extend the line until March 1998. As of June 30, 1997, approximately $800,000 is owed to the bank under the line of credit.

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

         Market Acceptance. The Company's sales and marketing strategy is targeted to sales of its PC-to-TV video-graphics products to the Windows, MAC OS markets, including computer manufacturers, VGA graphic card developers and VGA chip developers, as well as to television manufacturers. Although the Company has to date experienced success in penetrating these markets, there can be no assurance that the Company's marketing strategy will continue to be effective and that current customers will continue to buy the Company's products. Market acceptance of the Company's current and proposed products will depend upon the ability of the Company to demonstrate the advantages of its products over other PC-to-TV video-graphics and connectivity products.

         Reliance on Single Vendor. In the six months ended June 30, 1997, approximately 68% of the components for the Company's products were secured and manufactured on a turnkey basis by a single vendor, Pagg Corporation. In the event that the vendor was to cease supplying the Company, management believes there are alternative vendors for the components for the Company's products. However, the Company would experience short-term delays in the shipment of its products.

         Dependence on Timely Delivery of the FOCUS Scan 300 Chip. The Company is currently completing development of an ASIC called the FOCUS Scan 300 Chip which the Company expects to incorporate into all of its next generation PC-to-TV video-graphics products. A significant portion of the Company's anticipated revenues and gross margins for 1997 are dependent on the timely completion and delivery of the FOCUS Scan 300 Chip. In the event that the Chip is not available before the end of the third calendar quarter of 1997, the Company's revenues and profitability for 1997 could be adversely effected.

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

         Competition. The Windows and MAC OS markets are extremely competitive. The Company currently competes with other developers of PC-to-TV conversion products and expects to compete in the future with video-graphic integrated circuit developers. Many of the Company's competitors have greater market recognition and greater financial, technical, marketing and human resources than the Company. Although the Company is not currently aware of any announcements by its competitors that would have a material impact on the Company or its operations, there can be no assurance that the Company will be able to compete successfully against existing companies or new entrants to the marketplace.

         Component Supply Problems. The Company purchases all of its parts from outside suppliers and from time to time experiences delays in obtaining some components or peripheral devices. The Company attempts to reduce the risk of supply interruption by evaluating and obtaining alternative sources for various components or peripheral devices. However, there can be no assurance that supply shortages will not occur in the future which could significantly increase the cost, or delay shipment of, the Company's products, which in turn could adversely affect its results of operations.

         Protection of Proprietary Information. Although the Company has filed three patents and expects to file two additional patents in the third quarter of 1997 with respect to its PC-to-TV video-graphics products, the Company does not currently have any patents. The Company treats its technical data as confidential and relies on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets to protect its proprietary information. There can be no assurance that these measures will adequately protect the confidentiality of the Company's proprietary information or that others will not independently develop products or technology that are equivalent or superior to those of the Company. While it may be necessary or desirable in the future to obtain licenses relating to one or more of its products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         The Company is not party to any pending legal proceedings, other than routine litigation that is incidental to the business, which would have a material adverse effect on the Company's financial position or results of operations for the six month period ended June 30, 1997.


ITEM 2. CHANGES IN SECURITIES

         At the Annual Meeting of Stockholders held on July 25, 1997, the stockholders approved an amendment to the Certificate of Incorporation of the Company to increase the authorized Common Stock from 20,000,000 to 25,000,000 shares.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         In October 1994, the Company borrowed $2,500,000 from an unaffiliated lender under a term note due February 1, 1996. The term note accrues interest at the prime rate plus 2%, payable quarterly in arrears, and is collateralized by a second security interest in all the assets of the Company. At June 30, 1997, the Company owed $1,500,000 to the lender under the term note. This note was due on March 31, 1997 and was not paid. The Company is in the process of renegotiating the terms and expiration date of this loan with the lender.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE

         On June 20, 1997, the Board of Directors caused to be distributed to stockholders of record as of May 30, 1997, a Notice of Annual Meeting of Stockholders, Proxy and Proxy Statement for the Annual Meeting held on July 25, 1997. As of the record date, 12,721,633 of Common Stock (excluding treasury shares) were entitled to vote.

         At the meeting,  the stockholders  acted upon the following  proposals:
(i) election of two Class III directors; (ii) approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 25,000,000 shares and (iii) ratification of the firm of Wolf & Company, P.C. as independent auditors. All of the above matters were approved by the stockholders.

         Votes  "For"   represent   affirmative   votes  and  do  not  represent
abstentions or broker non-votes. In cases where a signed proxy was submitted without direction, the shares represented by the proxy were voted "For" each proposal in the manner disclosed in the Proxy Statement and Proxy. The voting results were as follows:

I.  Election Of Directors

                             FOR            AGAINST           WITHHOLD
                             ---            -------           --------
U. Haskell Crocker        10,659,834           0               41,912
Daniel Shaver             10,659,759           0               41,987

II.  Amendment to Certificate of Incorporation

                             FOR            AGAINST            ABSTAIN
                             ---            -------           --------
                          10,289,773        368,514            43,459

III.  Ratification of Independent Auditors

                             FOR            AGAINST            ABSTAIN
                             ---            -------           --------
                          10,622,680         29,957            49,109


ITEM 5. OTHER INFORMATION

Appointment of New President

Effective April 21, 1997, the Board of Directors appointed Mr. Brett A. Moyer as President and Chief Operating Officer of the Company. For the past 10 years, Mr. Moyer served in various capacities with Zenith Electronics Corporation. Most recently, Mr. Moyer was the Vice President and General Manager of Zenith Commercial Products Division, where he directed sales and marketing activities of television and projection systems products for the education, hospitality, healthcare, and professional markets. He also previously served as Vice President of Sales Planning and Operations at Zenith where he was responsible for forecasting, customer service, distribution, MIS and regional credit operations.

Amendment to Terms of Warrants

In accordance with the anti-dilution provisions of the Company's Redeemable Common Stock Purchase Warrants (the "Warrants") issued in connection with the Company's initial public offering in May 1993, the terms of the Warrants have been amended so that upon exercise, a holder will receive 1.774 shares of Common Stock for each Warrant exercised. The Warrants are exercisable at a price of $6.75 per Warrant until May 23, 1998.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

a.       The following exhibits are filed herewith:

3.1      Certificate of Amendment to Certificate of Incorporation dated July 25,
         1997.

4.1      Certificate of Warrant Adjustment dated August 13, 1997.

10.1     Loan Document Modification Agreement No. 6 dated as of March 7, 1997.

10.2 Amended and Restated Promissory Note dated as of March 7, 1997 in favor of Silicon Valley Bank.

11       Statement Re: Computation of Per Share Earnings

99.1 Press Release dated May 5, 1997 Regarding Appointment of Brett A. Moyer as President and Chief Operating Officer.


b. Reports on Form 8-K


         The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FOCUS Enhancements, Inc.




August 14, 1997                  By:   \s\  Thomas L. Massie
                                        Thomas L. Massie
                                        Chief Executive Officer and
                                        Chairman of the Board
                                        (Principal Executive Officer)



August 14, 1997                  By:   \s\  Harry G. Mitchell
                                        Harry G. Mitchell
                                        Senior Vice President,
                                        Chief Financial Officer and Treasurer
                                        (Principal Accounting Officer)