Form 10KSB/A
period 1996-12-31
FOCUS ENHANCEMENTS INC
filed 1997-11-12
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-1

[X]      Annual report under Section 13 or 15(d) of the Securities  Exchange
         Act of 1934 [Fee required] For the fiscal year ended December 31, 1996, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required]
         For the transition period from                      to             .

                         Commission File Number 1-11860

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

                                                     NAME OF EXCHANGE
         TITLE OF EACH CLASS                         ON WHICH REGISTERED
         Common Stock, $.01 par value                      NASDAQ
       Common Stock Purchase Warrant                       NASDAQ

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

As of March 10, 1997, there were 11,602,185 shares of Common Stock outstanding.

Document Incorporated by Reference:                                     Part
Proxy Statement for 1997 Annual Meeting of Stockholders                  III

TABLE OF CONTENTS



PART 1                                                                    Page
   Item 1.   Business                                                        3
   Item 2.   Properties                                                     13
   Item 3.   Legal Proceedings                                              14
   Item 4.   Submission of Matters to a Vote of Security Holders            14

PART II
   Item 5.   Market for Registrant's Common Equity and
               Related Stockholder Matters                                  15
   Item 6.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                    16
   Item 7.   Financial Statements                                          F-1
   Item 8.   Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                     27

PART III
   Item 9.   Directors, Executive Officers, Promoters and Control Persons,
             Compliance with Section 16(a) of the Exchange Act              28
   Item 10.  Executive Compensation                                         28
   Item 11.  Security Ownership of Certain Beneficial Owners
               and Management                                               28
   Item 12.  Certain Relationships and Related Transactions                 28
   Item 13.  Exhibits and Reports on Form 8-K                               28

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

         The Company's proprietary PC-to-TV video conversion products include video output devices marketed and sold under the Company's registered brand name, TView. All of the Company's PC-to-TV conversion products enable users to transmit at low-cost, high quality, computer generated images from any DOS, Windows or Mac OS based personal computer to any television of any size with a standard RCA or S-Video interface. FOCUS's PC-to-TV technology provides sharp, flicker-free, computer-generated images on televisions for multimedia/business presentations, classroom/training sessions, game playing or even collective viewing of spreadsheets or internet browsing. The Company's connectivity products provide end users with a sophisticated, yet inexpensive, local area network for Mac OS based personal computers. Personal computers equipped with the Company's EtherLAN Ethernet connectivity products can also function as part of a larger, high speed network that provides communications and connectivity to Mac OS compatible computers.

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

         The Company also markets and sells its products internationally in over 30 countries by independent distributors in each country. These independent distributors market and sell the FOCUS branded products to retailers, mail order companies, and VARs in their respective countries.

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

         The Company was founded in December 1991, as a Massachusetts corporation and was reincorporated in Delaware in April 1993. In December 1993, the Company acquired Lapis Technologies Inc. ("Lapis"), a developer of high-quality, low-cost Macintosh multimedia graphics products. Effective September 30, 1996, the Company consummated the acquisition of TView, Inc., a developer of PC-to-TV video conversion technology. This acquisition has played a major strategic role in allowing FOCUS to gain a major technological lead over competitors in the video scan conversion category and has positioned FOCUS as a leader in PC-to-TV video conversion technology.

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

         The Company uses a diversified sales and marketing distribution strategy both domestically and internationally. Domestically, the Company markets and sells its products through national distributors, including resellers, mail order companies and VARs, through computer, office/business and consumer electronic superstores and through computer, television and set top box OEMs. Internationally, the Company markets and sells its products in over 30 countries by independent distributors in each country. These independent distributors market and sell the FOCUS products to retailers, mail order companies and VARs in their respective countries.

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

MARKETING AND SALES STRATEGY

         The Company's marketing and sales strategy is to ensure that its products are well positioned and well received in the high growth channels where computers and consumer electronics are sold. Those channels include national distributors, volume retailers, national mail order companies, direct retail, systems integrators and international distributors, resellers and mail order companies.

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

         Display Advertising. The Company utilizes target advertising in popular computer and consumer journals for the development of lead generation and product brand recognition. The Company currently advertises in magazines such as Windows, Computer Reseller News, Technology & Learning, Presentations, and PC Graphics & Video.

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

PRODUCTS AND APPLICATIONS

         FOCUS Enhancements develops internally all of its PC-to-TV video conversion products thereby allowing the Company to market and sell a proprietary suite of products to the PC-to-TV video convergence marketplace. The Company's connectivity products are primarily acquired from third party networking product developers, which the Company markets under its own brand names. Each of these product groups are compatible with both Windows and Mac OS personal computers. The Company's product lines are divided into two basic categories: PC-to-TV video scan conversion products and connectivity products (Ethernet and LocalTalk networking):

    PC-TO-TV VIDEO SCAN CONVERSION

         TVIEW AND L-TV PRODUCTS

         The Company's primary focus within the videographics category is in the conversion of standard PC video output (VGA) into television video input (NTSC or PAL). FOCUS' broad line of PC-to-TV products easily allow the user to display Windows or Mac OS video output directly to a TV monitor or to videotape. These products are currently available as either a board-level product or an external set top device. FOCUS currently brands this technology under the L-TV brand for education and under the newly acquired TView brand in retail and mail order channels. These products have a variety of features geared toward the needs of business, education and consumer customer groups. The Company has developed various proprietary enhancements for their PC-to-TV products including image stabilization which eliminates all flicker, and TrueScale(TM) technology which insures proper aspect ratios on the television screen even when a computer image is compressed to fit on a television.

         External Set Top Boxes. The Company currently offers three models of external set top boxes under the L-TV brand and three models of external set top boxes under the TView brand. Under the L-TV brand, the Company sells the L-TV Micro, which is compatible solely with Mac OS based personal computers, the PC Micro Presenter and the PC Micro Presenter Plus, which are compatible with Windows and DOS based computers. Under the TView brand, the Company sells the TView Micro, the TView Silver and the TView Gold, all of which are compatible with both Windows and Mac OS based personal computers. All the external set top boxes weigh less than 7 ounces, and are easily connected to the VGA video port of the computer and a television through the cables provided. The PC Micro Presenter Plus and the TView Gold include a cordless hand-held mouse that can be used in lieu of a standard mouse at a distance of up to 40 feet away from the unit.

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

         Integrated Circuits. The Company currently offers two integrated circuit products, the FOCUS Scan 200 and the FOCUS Scan 300. The FOCUS Scan 200 is included on the Company's board level products. It is expected that the FOCUS Scan 300 will be shipped starting at the end of the second calendar quarter. The FOCUS Scan 200 features 3 line averaging and supports resolutions up to 640 x 480. The FOCUS Scan 300, when completed, will support resolutions up to 1024 x 768 and feature "video scaling", whereby the image on the television is scaled both horizontally and vertically to ensure that the entire contents of the computer screen are displayed on the television. Both of the integrated circuits can be installed on both personal computers and televisions.

         TVIEW AND L-TV SYSTEM APPLICATIONS

         Presentation Device. The large screen area of a TV monitor makes it an inexpensive way to present computer graphics and text to a large audience or classroom environment. These applications are used for presentations, education, training, video teleconferencing, Internet viewing, and games.

         Print to Video. The TView and L-TV systems will output the computer images directly to a VCR allowing for an inexpensive way to print anything created on a Windows or Mac OS personal computer to video tape.

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

         EtherLAN Lightning Hubs. The Company offers a full line of 100 Mbit Ethernet hubs which can act as a standalone fast Ethernet network or as an extension of legacy 10 Mbit networks. Equipped with four 10 Mbit switched ports, the 4100 Hub S is a switching hub which allows seamless integration into 10 Mbit networks. The Lightning 8100 Hub is a high performance 8 port, 100 Base-TX Fast Ethernet Hub designed for users of graphics, image transfer and other data intensive applications.

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

         For the year ended December 31, 1996, the Company experienced a significant reduction in orders from Apple Computer, Inc. ("Apple") for the Company's L-TV and graphics connectivity products. As a result, sales to Apple in 1996 represented 8% of total sales as compared to 50% of total sales in 1995. This was due primarily to the expiration in August 1996 of the two-year Master Purchase Agreement between the Company and Apple pursuant to which the Company's L-TV product that was sold as part of Apple's "Presentation System." Currently, there is no master agreement in place with Apple. Any new purchases that are made by Apple are accompanied by purchase orders that state the orders are non cancellable, and irrevocable. In January 1997, the Company began to ship to Apple a custom PC-to-TV product. This PC-to-TV design is being integrated into select Macintosh computers for shipment into Apple Computer's education market. The Company expects to ship approximately $2.5 million of the newly designed PC-to-TV product to Apple during 1997.

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

MANUFACTURING

         In the manufacture of its products, the Company relies primarily on turnkey subcontractors who utilize components purchased or specified by the Company. The "turnkey" house is responsible for component procurement, board level assembly, product assembly, quality control testing, final pack-out and in some cases direct shipment. All subcontracted turnkey houses currently used by the Company are ISO 9002 certified. During 1996, the Company relied and currently continues to rely on one turnkey manufacturer, Pagg Corporation, for approximately 60% of the Company's product manufacturing. Although there are several alternative manufacturers and suppliers, there would be a material adverse impact to the Company's revenues and results of operation if Pagg Corporation were to discontinue to provide services to the Company.

         Upon receipt of a customer's order, the Company's telemarketing representative enters the order into the Company's computerized order entry and inventory management system. Once the customer's credit has been verified and approved by the finance department, the orders are electronically dispatched to operations for order fulfillment and shipment. Final packaging and fulfillment of product orders are then performed by the Company with most customer orders being shipped in less than three business days from the date they are placed into the system. For certain products, the Company's turnkey manufacturer ships directly to the customer and forwards shipping information to the Company for billing purposes.

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

BACKLOG

         At December 31, 1996, the Company had a backlog of approximately $1,167,000 for products ordered by customers as compared to a backlog of $200,000 at December 31, 1995. The Company expects to fill these orders in 1997. The increase in backlog in 1996 as compared to 1995 is primarily due to orders for the Company's PC-to-TV conversion products. Generally, management does not believe backlog for products ordered by customers is a meaningful indicator of sales that can be expected for a particular time period.


ITEM 2.  PROPERTIES

         As of December 31, 1996, the Company leased approximately 38,000 square feet of space at four locations. The Company leases approximately 32,000 square feet of space in Sudbury, Massachusetts which is used for administration, sales, marketing, customer service, limited assembly, quality control, packaging and shipping. This lease expires on July 30, 2001 and requires monthly rent payments of $17,258. Approximately 5,200 square feet is leased in Berkeley, California and Beaverton, Oregon, each of which serves as a research and development center for the Company. The lease on the Berkeley facility expires October 31, 1997 with rental payments of $1,098 per month, plus expenses, and the lease on the Beaverton facility expires June 30, 2000 with rental payments of approximately $3,631 per month, plus expenses. Additionally, the Company's European sales and marketing subsidiary, FOCUS Enhancements, B.V., occupies approximately 1,000 square feet of space in Leiden, The Netherlands. The rent on this facility is approximately $2,735 per month, plus expenses, and the lease expires June 30, 2001. The Company believes that its existing facilities are adequate to meet current requirements and that it can readily obtain appropriate additional space as may be required on comparable terms.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

         Trading in the Company's Common Stock and public warrants (the "Warrants") commenced on May 25, 1993, when the Company completed its initial public offering, and since that time the Company's Common Stock and Warrants have traded principally on the NASDAQ Small-Cap Market under the symbol "FCSE" and "FCSEW", respectively. The Company's Common Stock and Warrants were traded on the Boston Stock Exchange under the symbols "FCS" and "FCSW", respectively, during the period May 26, 1993 through March 7, 1997. The following table sets forth the range of quarterly high and low bid quotations for the Company's Common Stock and Warrants as reported by NASDAQ. The quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions. The closing bid price of the Company's Common Stock and Warrants on the NASDAQ Small-Cap Market on March 10, 1997 were $1.875 per share and $0.3438 per Warrant, respectively.


                              Warrants           Common Stock
                              --------           ------------
                         High Bid   Low Bid    High Bid  Low Bid
                         --------   -------    --------  -------
Calendar 1995 Quotations

First Quarter              $ 0.31    $ 0.12    $ 2.13    $ 1.25

Second Quarter             $ 0.43    $ 0.06    $ 2.13    $ 1.13

Third Quarter              $ 1.25    $ 0.28    $ 5.56    $ 1.81

Fourth Quarter             $ 2.56    $ 0.65    $ 7.12    $ 3.625

Calendar 1996 Quotations

First Quarter              $ 3.31    $ 0.46    $ 6.75    $ 2.00

Second Quarter             $ 1.62    $ 0.37    $ 4.62    $ 1.375

Third Quarter              $ 0.87    $ 0.31    $ 3.00    $ 1.9375

Fourth Quarter             $ 0.84    $ 0.25    $ 3.62    $ 1.6875


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

         In conjunction with the Company's acquisition of TView, on September 30, 1996, the Company evaluated the recoverability of the Lapis goodwill and wrote-off approximately $1,214,000 of the remaining goodwill associated with the Lapis acquisition. This write-off was based upon the Company's evaluation of the intangible asset in relation to the competing technology acquired from TView and other factors.

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

         In connection with the Company's acquisition of TView, the Company issued to the TView stockholders an aggregate of $2,000,000 in FOCUS Common Stock which aggregated 732,869 shares of such stock and assumed net liabilities of approximately $716,000. The business combination was accounted for using the purchase method of accounting resulting in goodwill of $716,000 and a $2,000,000 charge to purchased in-process research and development. The shares issued in connection with this transaction are being held in escrow to be released upon satisfaction of certain performance criteria of TView's ASIC chip.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 AS COMPARED TO YEAR ENDED DECEMBER 31, 1995

         The following table sets forth, for the periods indicated, income and expense items included in the Consolidated Statements of Operations, expressed as a percentage of net sales:

                                            Year Ended December 31,
                                                1996     1995
                                                ----     ----
Net sales                                       100%     100%

Cost of good sold                                99       57
                                                ----     ----

Gross profit                                      1       43
                                                ----     ----
Operating expenses:

        Sales, marketing and support             23       18
        General and administrative               25       15
        Research and development                  9        6
        Purchased research and development       13        -
                                                ----     ----

                    Total operating expenses     70       39
                                                ----     ----

Income (loss) from operations                   (69)       4

Interest expense, net                            (2)      (4)
Other income (expense)                            -        2
                                                ----     ----

Net income (loss)                               (71%)      2%
                                                ====     ====

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

         Cost of Goods Sold. Cost of goods sold was $14,887,902, or 99% of net sales, for the year ended December 31, 1996, as compared with $9,745,228, or 57% of net sales, for the year ended December 31, 1995, an increase of $5,142,674 or 53%. The increase in cost of goods sold in absolute dollars and as a percentage of net sales is primarily attributable to the write-down and refurbishment of inventory related to the Company's graphics/connectivity products for the Apple Powerbook 190 and 5300 laptop computers, the writedown of approximately $1.2 million of barter credits recorded as an "Other Asset" as of December 31, 1996 (See Note 2 of consolidated financial statements relating to the restatement of prior financial statements) and , additional provisions of approximately $300,000 made for inventory obsolescence. Additionally, as compared to 1995, when the Company's revenues included approximately $5,500,000 of royalty payments from Apple with no related cost of goods sold, in 1996, the Company had approximately $315,000 in royalty revenue from Apple. If the 1995 Apple royalty revenues were excluded from net sales, total cost of goods sold would have been approximately 84% of net sales. In an effort to control and improve the cost of goods, management has negotiated and seeks to continually negotiate favorable pricing and payment terms with its manufacturers and suppliers.

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

         General and Administrative Expenses. General and administrative expenses for the year ended December 31, 1996 were $3,797,238 or 25% of net sales, as compared with $2,544,492, or 15% of net sales, for the year ended December 31, 1995, an increase of $1,252,746 or 49%. The increase in terms of absolute dollars and as a percentage of net sales is primarily attributable to the write-down of intangibles of approximately $1,273,000 associated with the Company's prior acquisitions of Lapis and Inline, the recording of $400,000 additional reserves for estimated returns resulting from stock balancing transactions (See Note 2 to the consolidated financial statements relating to the restatement of prior financial statements) and, higher than expected audit, legal and outside consulting fees associated with the Company's 1995 audit and related SEC filings. The write-off of goodwill resulted from the Company's evaluation of the impairment of the Lapis and Inline asset as a result of the Company's acquisition of TView, the declining Macintosh marketplace and shifting of the market to PC based products. The increase in expenses was partially offset by the Company's other reductions of administrative expenses for fiscal year 1996.

         Research and Development Expenses. Research and development expenses for the year ended December 31, 1996 were $1,339,736, or 9% of net sales, as compared with $1,007,513, or 6% of net sales, for the year ended December 31, 1995, an increase of $332,223 or 33%. The increase in research and development expenses in both absolute dollars and as a percentage of revenue is due primarily to increased staffing levels and related expenses associated with new product development and enhancement of the Company's current and future product offerings, as well as the transition of research and development activities from Alameda, California to Beaverton, Oregon, as a result of the Company's acquisition of TView.

         Purchased Research and Development. In connection with the Company's acquisition of TView, the Company issued $2,000,000 in Common Stock and assumed net liabilities of approximately $716,000. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated based on the estimated fair value of the assets and liabilities acquired. The Company allocated $2,000,000 of the purchase price to purchased research and development which was charged to operations, based upon an evaluation of the purchased research and development prepared by an investment banking firm. In conducting the evaluation, the investment banking firm took into consideration the market dynamics, revenue potential, technological advancement and estimated cost to complete the in-process research and development. (approximately $750,000 between October 1, 1996 and the second quarter of 1997).

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

         Net Income (Loss). For the year ended December 31, 1996, the Company reported a net loss of $10,772,410, or $1.18 per share (primary), as compared to net income of $328,761, or $.05 per share (primary), for the year ended December 31, 1995.

FINANCIAL CONDITION

         Total Assets. Total assets decreased $1,053,012, or 12%, from December 31, 1995 to December 31, 1996. The decrease in assets is primarily the result of decreases in cash and goodwill partially offset by an increase to accounts receivable. Accounts receivable increased $1,352,973, or 73%, primarily due to the increased sales to the Company's distribution partners resulting from the Company's channel expansion efforts in 1996. During 1996, the Company wrote-down goodwill and other intangible assets in the amount of approximately $1,273,000 related to the Company's Lapis and Inline acquisitions based upon the Company's analysis of impairment of these assets.

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

         Working Capital. As a result of the changes in current assets and current liabilities described above, the Company's working capital decreased $1,870,195 from working capital of $862,686 at December 31, 1995 to a working capital deficit of $1,007,509 at December 31, 1996.

         Stockholders' Equity. Stockholders' equity decreased $2,614,804 from December 31, 1995 to December 31, 1996. The decrease is primarily due to the Company's net loss of $10,772,410 for the year ended December 31, 1996 offset by the issuance of Common Stock, resulting from the exercise of common stock options and warrants, as well as private offerings to foreign private investors.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily through the public and private sale of Common Stock, short-term borrowing from private lenders, favorable credit arrangements with vendors and suppliers, the line of credit with its commercial bank ($900,000 at December 31, 1996), and a $2.5 million loan from an unaffiliated lender ($1.5 million at December 31, 1996).

         Net cash provided by (used in) operating activities for the years ended December 31, 1996 and 1995 was ($6,228,630) and $1,131,590, respectively. In
1996, net cash used in operating activities consisted primarily of the net loss of $10,772,410, and an increase in accounts receivable of $1,351,230. This was offset by an increase in accounts payable of $1,666,212, depreciation and amortization of $681,408, the write-off of goodwill and other intangible assets associated with the Lapis and Inline acquisitions of $1,273,000 and the write-off of purchased research and development cost associated with the Company's acquisition of TView of $2,000,000. In 1995, net cash provided by operations consisted primarily of net income of $328,761, depreciation and amortization of $900,828 resulting primarily from amortization of goodwill relating to the Lapis acquisition and a decrease in accounts receivable of $1,617,480. This was offset by a decrease in accounts payable of $1,071,757 and a gain in forgiveness of accounts and notes payable of $313,651.

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

         As of December 31, 1996, the Company had a working capital deficit of $1,007,509, as compared to working capital of $862,686 at December 31, 1995, a decrease of $1,870,195. The Company's cash position declined to $413,894 at December 31, 1996, a decrease of $1,726,149, or 81%, over amounts at December 31, 1995.

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

         From its inception through December 31, 1996, the Company has incurred approximately $20.4 million of accumulated losses. The report of the independent accountants on the Company's financial statements as of and for the year ended December 31, 1996 includes an explanatory paragraph to the effect that the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve its fiscal 1997 operating plan, including the achievement of sustained profitability, and obtaining additional sources of financing. In 1995 and 1996, the Company redefined its operating model to achieve profitability by discontinuing sales of lower-margin, non-proprietary products, by focusing its marketing efforts on its higher-margin proprietary products, emphasizing sales to OEMs and expanding its distribution and reseller channels, limiting inventory levels and reducing operating costs. In 1997, the Company expects to continue to use this business model. The Company's ability to achieve profitability in 1997 is dependent upon its securing additional contracts from OEM partners such as Apple and Zenith, increasing revenues through its domestic and international distributors and its reducing expenses as a percentage of net sales. The Company does not have any significant commitments for capital expenditures. Management anticipates that funds generated through the its present business model, and additional funds that may be received from debt or equity financings will be sufficient to fund operations for at least 12 months.

         During 1996, the Company extended the terms of its $900,000 line of credit with its commercial bank and its $1,500,000 line of credit with its unaffiliated lender until March 1997. At December 31, 1996, the Company was in violation of certain debt covenants relating to the line of credit with its commercial bank. In March 1997, the Company received a waiver of the covenants from the commercial bank, a revision of the loan covenants and an agreement to extend the line until March 1998. In addition, the Company is currently negotiating with its unaffiliated lender to extend the due date of March 1997 for the $1.5 million note payable which was in default as of the date of this report. In the event that the unaffiliated lender does not extend the due date, the Company would be required to pay the amounts outstanding from working capital or from an equity or debt financing.

         During January and February of 1997, the Company sold an aggregate of 293,181 shares of its Common Stock valued at approximately $476,931 in connection with two private offerings to foreign investors. This stock is unregistered and subject to restrictions on trading in the United States for a period of forty days. In connection with the offerings, the Company incurred fees of $64,431, receiving net proceeds of $412,500. In March 1997, the Company completed a financing of approximately $1,650,000 in gross proceeds for the sale of approximately 1,100,000 shares of Common Stock in a private placement to unaffiliated accredited investors. The shares issued as part of this transaction are not registered under the Securities Act of 1933, however, the Company has agreed to register the shares within 90 days from the date of issuance. Fees and expenses associated with this offering will be approximately $65,000 yielding net proceeds of $1,585,000. In connection with this transaction, the Board of Directors authorized the grant of warrants to the Placement Agent to purchase 110,000 shares of the Company's Common Stock at a price per share equal to the common stock on the date of the closing ($1.6875 per share) exercisable for a period of five years. Although the Company has been successful in the past in raising sufficient capital to fund its operations, there can be no assurance that the Company will achieve sustained profitability or obtain sufficient financing in the future to provide the liquidity necessary for the Company to continue operations.

Effects of Inflation and Seasonality

         The Company believes that inflation has not had a significant impact on the Company's sales or operating results. The Company's business does not experience substantial variations in revenues or operating income during the year due to seasonality.

Environmental Liability

         The Company has no known environmental violations or assessments.

Recent Accounting Pronouncements

         In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which is effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. This Statement requires restatement of all prior period earnings per share data presented.

         In  addition,  the  FASB  issued  Statement  No.  129,  "Disclosure  of
Information  about  Capital   Structure",   which  is  effective  for  financial
statements issued for periods ending after December 15, 1997.

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

         Future Capital Needs. At December 31, 1996, the Company had a working capital deficit of $1,007,509, cash and cash equivalents of $413,894 and was fully drawn on its $900,000 line of credit (approximately $820,000 at December 31, 1996) with its bank and its $1.5 million term note with an unaffiliated lender. Historically, the Company has been required to meet its short- and long-term cash needs through debt and the sale of Common Stock in private placements in that cash flow from operations has been insufficient. In December 1995, the Company received gross proceeds of $1 million from the sale of Common Stock to four investors in a private placement. During 1996, the Company received approximately $6,116,000 in net proceeds from the exercise of warrants, stock options and the sale of Common Stock.

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

          Approximately 50% of the Company's net sales during the year ended December 31, 1995 and approximately 8% of the Company's net sales during the twelve months ended December 31, 1996 were derived from sales of the Company's L-TV product to Apple Computer, Inc. ("Apple"). In August 1994, the Company entered into a two year Master Purchase Agreement with Apple under which Apple agreed to bundle and distribute the Company's L-TV product with Apple's "Presentation System" product offering. This agreement expired in August 1996. In the first quarter of 1997, the Company received significant additional volume orders from Apple for shipment in the first and second quarters of 1997. The Company believes that in 1997, Apple will be a major customer. Although the orders are irrevocable and non-cancelable, no assurances can be given that Apple will take delivery on the products or continue to order products from the Company.

        History of Operating Losses. The Company has experienced limited profitability since its inception. Although the Company reported net income of $328,761 in the year ended December 31, 1995, the Company incurred net losses of $3,726,606, $4,458,483 and $10,772,410 in the years ended December 31, 1993,
1994 and 1996, respectively. There can be no assurance that the Company will return to profitability in 1997.

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

         Limited Availability of Capital under Credit Arrangements with Lenders. The Company maintains a $900,000 line of credit with Silicon Valley Bank. As of December 31, 1996, approximately $820,000 is owed to the Bank under the line of credit. Pursuant to its agreement with the Bank, the line of credit terminated in April 1996, and was extended until March 7, 1997. At December 31, 1996, the Company was in violation of certain debt covenants relating to the line of credit with its commercial bank. In March 1997 the Company received a waiver of the covenants from the commercial bank, a revision of the loan covenants and an agreement to extend the line until March 1998.

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

         Dependence on timely delivery of the FOCUSScan 300 Chip. The Company is currently completing development of an ASIC called the FOCUSScan 300 Chip which the Company expects to incorporate into all of its next generation PC-to-TV videographics products. A significant portion of the Company's anticipated revenues and gross margins for 1997 are dependent on the timely completion and delivery of the FOCUSScan 300 Chip. In the event that the Chip is not available before the end of the second calendar quarter of 1997, the Company's revenues and profitability for 1997 could be adversely effected.

         Technological Obsolescence. The Windows and Mac OS market is characterized by extensive research and development and rapid technological change resulting in product life cycles of nine to eighteen months. Development by others of new or improved products, processes or technologies may make the Company's products or proposed products obsolete or less competitive. The Company will be required to devote substantial efforts and financial resources to enhance its existing products and to develop new products. There can be no assurance that the Company will succeed with these efforts.

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


                                                                         Page

Reports of Independent Accountants........................................F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995..............F-4

Consolidated Statements of Operations for the Years Ended
December 31, 1996 and 1995................................................F-5

Consolidated Statements of Stockholders' Equity for the Years Ended
December 31, 1996 and 1995................................................F-6

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1996 and 1995................................................F-7

Notes to Consolidated Financial Statements................................F-8

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

As discussed in Note 2, the Company has restated its December 31, 1996 financial statements by writing off the balance of certain barter credits and providing additional reserves for stock balancing return transactions.

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



WOLF & COMPANY P.C.

Boston,  Massachusetts
March 14, 1997, except for Notes 8 and 16
as to which the date is March 31, 1997 and Note 2
as to which the date is October 20, 1997

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



                                                  COOPERS & LYBRAND L.L.P

Boston, Massachusetts
April 11, 1996

                                            FOCUS ENHANCEMENTS, INC.
                                          CONSOLIDATED BALANCE SHEETS



                                                     ASSETS
                                                    (Note 8)
                                                                                       December 31,
                                                                                  1996              1995
                                                                              --------------   ---------------

Current Assets:
     Cash and cash equivalents                                                    $ 413,894       $ 2,140,043
     Accounts receivable, net of allowances of $888,605 and $296,887
        at December 31, 1996 and 1995, respectively                               3,213,565         1,860,592
     Inventories (Note 5)                                                         1,975,381         1,862,335
     Prepaid expenses and other current assets                                      243,829           346,458
                                                                              --------------   ---------------
        Total current assets                                                      5,846,669         6,209,428

Property and equipment, net (Note 6)                                                483,591           417,849
Other assets, net (Note 7)                                                          110,001           105,379
Goodwill, net (Note 13)                                                           1,467,106         2,227,723
                                                                              --------------   ---------------

        Total assets                                                            $ 7,907,367       $ 8,960,379
                                                                              ==============   ===============



                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable (Notes 8 and 9)                                              $ 2,517,458       $ 3,637,458
     Obligations under capital leases (Note 10)                                     124,132           133,497
     Accounts payable (Notes 8 and 9)                                             3,584,284         1,228,860
     Accrued liabilities                                                            628,304           346,927
                                                                              --------------   ---------------
        Total current liabilities                                                 6,854,178         5,346,742

Obligations under capital leases (Note 10)                                           80,666            26,310
                                                                              --------------   ---------------

        Total liabilities                                                         6,934,844         5,373,052
                                                                              --------------   ---------------


Commitments (Note 10)

Stockholders' equity (Notes 11 and 16)
     Preferred stock, $.01 par value; 3,000,000 shares authorized; none issued            -                 -
     Common stock, $.01 par value; 20,000,000 shares authorized,
         11,301,845 and 7,171,862 shares issued and outstanding at
        December 31, 1996 and 1995, respectively.                                   113,018            71,719
     Additional paid-in capital                                                  21,285,037        13,168,730
     Accumulated deficit                                                        (20,425,532)       (9,653,122)
                                                                              --------------   ---------------
        Total stockholders' equity                                                  972,523         3,587,327
                                                                              --------------   ---------------

        Total liabilities and stockholders' equity                              $ 7,907,367       $ 8,960,379
                                                                              ==============   ===============



                               The accompanying notes are an integral part of the
                                       consolidated financial statements.

                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      Years Ended December 31,
                                                         1996           1995
                                                   -------------  -------------

Net sales (Note 14)                                 $ 15,076,368   $ 17,099,616
Cost of goods sold                                    14,887,902      9,745,228
                                                    ------------   ------------
     Gross profit                                        188,466      7,354,388
                                                    ------------   ------------
Operating expenses:
     Sales, marketing and support                      3,480,024      3,161,566
     General and administrative (Note 13)              3,797,238      2,544,492
     Research and development                          1,339,736      1,007,513
     Purchased research and development (Note 13)      2,000,000           --
                                                    ------------   ------------
         Total operating expenses                     10,616,998      6,713,571
                                                    ------------   ------------

Income (loss) from operations                        (10,428,532)       640,817
Interest expense, net                                   (312,833)      (606,165)
Other income(expense), net (Note 9)                      (14,504)       317,109
                                                    ------------   ------------

Income (loss) before income taxes                    (10,755,869)       351,761
Income tax expense (Note 12)                             (16,541)       (23,000)
                                                    ------------   ------------
Net income (loss)                                   $(10,772,410)  $    328,761
                                                    ============   ============
Net income (loss) per common share
         Primary                                    $      (1.18)  $       0.05
                                                    ============   ============
         Fully Diluted                              $      (1.18)  $       0.04
                                                    ============   ============

Weighted average common and common
     equivalent shares outstanding
         Primary                                       9,101,634      7,061,277
                                                    ============   ============
         Fully Diluted                                 9,101,634      8,173,526
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


                                                      FOCUS ENHANCEMENTS, INC.
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               YEARS ENDED DECEMBER 31, 1996 and 1995


                                                  Common Stock
                                            ----------------------      Additional   Unamortized                     Total
                                                   Number of             Paid-in       Deferred     Accumulated    Stockholders'
                                              Shares       Amount        Capital     Compensation     Deficit         Equity
                                            ----------------------    ------------   ------------  -------------   -------------

Balance at December 31, 1994                  4,784,708   $ 47,847   $ 11,577,889       $(88,615)   $ (9,981,883)   $1,555,238

 Issuance of common stock upon exercise
    of stock options and warrants (Note 11)     403,705      4,037        203,398           --              --         207,435

 Issuance of common stock warrants
    (Notes 8 and 11)                               --         --          121,000           --              --         121,000

 Issuance of common stock from private
    offerings, net of issuance costs of
    $316,833 (Note 11)                        1,551,025     15,511      2,070,999           --              --       2,086,510

 Amortization of deferred compensation             --         --             --           88,615            --          88,615

 Issuance of common stock upon conversion
    of notes payable (Note 8)                   308,545      3,085        396,915           --              --         400,000

 Issuance of common stock and related
    adjustment for acquisition of Lapis
    Technologies, Inc. (Note 13)                123,879      1,239     (1,201,471)          --              --      (1,200,232)

 Net income                                        --         --             --             --           328,761       328,761
                                             ----------   --------   ------------        -------    ------------   -----------
Balance at December 31, 1995                  7,171,862     71,719     13,168,730           --        (9,653,122)    3,587,327


 Issuance of common stock upon exercise
    of stock options and warrants, net of
    issuance costs of $165,124                  873,834      8,738        948,665           --               --        957,403

 Issuance of common stock from private
    offerings, net of issuance costs of
    $562,285 (Note 11)                        2,523,280     25,233      5,132,970           --               --      5,158,203

 Issuance of common stock for
    acquisition of TView, Inc. (Note 11)        732,869      7,328      1,992,672           --               --      2,000,000

 Issuance of common stock warrants (Note 8)        --         --           42,000           --               --         42,000

 Net loss                                          --         --             --             --       (10,772,410)  (10,772,410)
                                             ==========   ========   ============        =======    ============   ===========
Balance at December 31, 1996                 11,301,845   $113,018   $ 21,285,037        $  --      $(20,425,532)   $  972,523
                                             ==========   ========   ============        =======    ============   ===========

                                         The accompanying notes are an integral part of the
                                                 consolidated financial statements.

                                         FOCUS ENHANCEMENTS, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years Ended
                                                                                    December 31,
                                                                                1996            1995
                                                                            ------------    -----------
Cash flows from operating activities:
    Net income (loss)                                                       $(10,772,410)   $    328,761
    Adjustments to reconcile net income (loss) to net
     cash provided (used in)
       operating activities:
       Depreciation and amortization                                             681,408         900,828
       Writedown of Inline and Lapis goodwill and intangibles                  1,273,000         151,238
       Purchased research and development                                      2,000,000            --
       Amortization of deferred compensation                                        --            88,615
       Amortization of warrant value                                              61,388          94,937
       Gain on settlement of notes and accounts payable                             --          (313,651)
       Changes in operating assets and liabilities, net of the
          effects of acquisition;
           (Increase) decrease in accounts receivable                         (1,348,930)      1,617,480
           (Increase) decrease in notes receivable                                  --            41,555
           Decrease (increase) in inventories                                     21,563        (180,371)
           Decrease (increase) in prepaid expenses and other asset                65,988       (167,430)
           Increase (decrease) in accounts payable                             1,666,212      (1,071,757)
           Increase (decrease) in accrued liabilities                            123,151        (358,615)
                                                                            ------------    ------------
       Net cash provided (used in) operating activities                       (6,228,630)      1,131,590
                                                                            ------------    ------------
Cash flows from investing activities:
    Cash received in acquisition of TView, Inc.                                   26,546            --
    Purchase of property and equipment                                          (306,174)        (82,306)
    Increase in notes receivable                                                 (80,000)           --
    Purchase of intangible assets                                                   --           (85,788)
                                                                            ------------    ------------
       Net cash used in investing activities                                    (359,628)       (168,094)
                                                                            ------------    ------------
Cash flows from financing activities:
    Payments on notes payable                                                 (1,120,000)     (1,025,502)
    Payments under capital lease obligations                                    (133,497)       (173,076)
    Net proceeds from private offerings of common stock                        5,158,203       2,086,509
    Net proceeds from exercise of common stock options and warrants              957,403         207,435
                                                                            ------------    ------------
       Net cash provided by financing activities                               4,862,109       1,095,366
                                                                            ------------    ------------
Net increase (decrease) in cash and cash equivalents                          (1,726,149)      2,058,862

Cash and cash equivalents at beginning of year                                 2,140,043          81,181
                                                                            ------------    ------------
Cash and cash equivalents at end of year                                    $    413,894    $  2,140,043
                                                                            ============    ============
Supplemental schedule of noncash investing and financing activities:
On September 30, 1996, the Company purchased all of the capital stock of TView, Inc. as follows:
Fair value of tangible assets acquired                                      $    223,047
Fair value of liabilities assumed                                               (939,071)
                                                                            ------------
Fair value of net assets acquired                                               (716,024)

Purchased research and development                                             2,000,000

Common stock issued                                                           (2,000,000)
                                                                            ------------
Excess of cost over fair value of net assets acquired                       $    716,024
                                                                            ============
Supplementary cash flow information is disclosed in Note 15.

                            The accompanying notes are an integral part of the
                                    consolidated financial statements.

                            FOCUS ENHANCEMENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Business of the Company

         FOCUS Enhancements, Inc. (the "Company" or "FOCUS") is involved in the development or acquisition of proprietary PC-to-TV convergence products for Windows(TM) and Mac(TM)OS based personal computers. Since commencing operations in 1992, the Company has experienced growth through a diversified channel and product strategy which has allowed it to capitalize on several trends in the personal computer marketplace. Based on a targeted product plan and its expertise in video conversion technology, FOCUS has developed a strategy to play a major role in the PC-to-TV convergence phenomenon now dominating the productization efforts of major computer and consumer electronics manufacturers.

         The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. However, for the year ended December 31, 1996, the Company experienced a net loss of $10,772,410 and at December 31, 1996, the Company had a working capital deficiency of $1,007,509 and an accumulated deficit of $20,425,532. In addition, the Company has a note payable that is due currently, which must be refinanced. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

         The Company's continued existence is dependent upon its ability to achieve its fiscal 1997 operating plan, including the achievement of sustained profitability, and obtaining additional sources of financing (See Note 16). In 1997, the Company is continuing to re-define its operating model to achieve profitability by focusing its marketing efforts on its higher-margin proprietary products, emphasizing sales to original equipment manufacturers ("OEMs") and the reseller channel, limiting inventory levels, and reducing operating costs as a percentage of net sales. The Company's ability to achieve profitability in 1997 is dependent upon securing additional OEM contracts and sales commitments with partners such as Zenith Electronics, Inc. and Apple Computer, Inc., as well as, increasing revenues through its domestic and international distribution channels.

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

2.       Restatement Of Financial Statements

         The Company issued its financial statements for the year ended December 31, 1996 in its annual report on Form 10-KSB, filed with the Securities and Exchange Commission ("SEC") on March 31, 1997. The financial statements for the year ended December 31, 1996 included the sale in the fourth quarter of 1996 of certain graphics/connectivity and other products to a barter exchange organization in exchange for $1,700,000 in value of barter credits. As a result of a review of the Company's financial statements conducted by The Nasdaq Stock Market in August 1997, the Company concluded that its recording of the barter credits valued at approximately $1.2 million as "Other Assets" at December 31, 1996 was inconsistent with generally accepted accounting principles. The Company had recorded the barter credits as an asset based on the estimated fair value of the inventory exchanged which was determined by management's interpretation and application of the accounting literature. The Nasdaq Stock Market disagreed with management's application of the accounting literature, and as a result, in October 1997 the Company reduced the amount originally reported as "Other Assets" by approximately $1.2 million on its Consolidated Balance Sheet at December 31, 1996.

        In  addition,  the  Company  has also  recorded  at  December  31, 1996 additional reserves, totaling approximately $400,000, for potential stock balancing and other product return transactions. Although the Company provided allowances for potential uncollectible amounts, estimated future returns, exchanges and price protection credits prior to the restatement, it did not provide for returns resulting from stock balancing transactions as required by generally accepted accounting principles. As a result of the Company's discussions with the Nasdaq Stock Market, management agreed to provide additional reserves for estimated returns resulting from stock balancing transactions and amended its revenue recognition accounting policy.

         The accompanying restated financial statements for the year ended December 31, 1996, reflect a $1,563,979 increase in the Company's previously reported net loss from $9,208,431 to $10,772,410.


         The impact of the restatement on the Company's  Consolidated  Financial
Statements as of December 31, 1996 and for the year ended December 31, 1996 is summarized as follows:

Consolidated Statement of Operations:
                                                              Year Ended
                                                           December 31, 1996
                                               -----------------------------------------
                                                  As Reported               As Restated

Cost of goods sold                               $ 13,723,923             $ 14,887,902
Gross profit                                        1,352,445                  188,466
General and administrative                          3,397,238                3,797,238
Total operating expenses                           10,216,998               10,616,998
Income (loss) from operations                      (8,864,553)             (10,428,532)
Income (loss) before income taxes                  (9,191,890)             (10,755,869)
Net income (loss)                                  (9,208,431)             (10,772,410)
Net income (loss) per common share                      (1.01)                   (1.18)
Consolidated Balance Sheet:
                                                           December 31, 1996
                                               -----------------------------------------
                                                   As Reported              As Restated
Accounts receivable                              $  3,613,565             $  3,213,565
Total current assets                                6,246,669                5,846,669
Other assets, net                                   1,273,980                  110,001
Total assets                                        9,471,346                7,907,367
Accumulated deficit                               (18,861,553)             (20,425,532)
Total stockholders' equity                          2,536,502                  972,523
Total liabilities and stockholders' equity          9,471,346                7,907,367

3.       Summary of Significant Accounting Policies

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

         Revenue Recognition. Revenue from product sales, including royalties from third party manufacturers in 1995, is recognized when products are shipped. Revenue from sales to distributors may be subject to agreements allowing limited rights of return and price protection. The Company provides allowances for potential uncollectible amounts, estimated stock balancing and future returns, exchanges and price protection credits.

         Concentration of Credit Risk. As of December 31, 1996, Ingram Micro D, a distributor, represented approximately 40% of the Company's accounts receivable, with three other distributors or resellers and Zenith Electronics, Inc. comprising approximately another 12% and 5%, respectively. In 1995, approximately 50% of the accounts receivable balance was represented by four distributors or resellers, while Apple Computer, Inc. represented an additional 13% of the balance. The Company provides credit to customers in the normal course of business with terms generally ranging between 30 to 90 days. The Company does not usually require collateral for trade receivables, but attempts to limit credit risk through its customer credit evaluation process.

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

   Category                   Depreciation Period

   Equipment:                    3 years
   Furniture and fixtures:       5 years
   Leasehold improvements:       Lesser of 5 years or the term of the lease

         Barter Credits. The Company's barter credits may be redeemed as partial payment toward the purchase of goods and/or services utilized by the Company. Any benefit received from the barter credits will be recognized at the time that they are utilized in the Company's procurement process.

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

         Stock Compensation Plans. In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." This statement encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the fair value of the award which is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, accordingly, no compensation cost is recognized. The Company has elected to continue with the accounting prescribed in Opinion No. 25 and, as a result, must make pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. The disclosure requirements of this statement are effective for the Company's consolidated financial statements for the year ended December 31, 1996. The pro forma disclosures include the effects of all awards granted on or after January 1, 1995. (See Note 11.)

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

4.       Notes Receivable

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


5.       Inventories
         Inventories consist of the following at:

                                                                              December 31,
                                                                      ----------------------------
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
                                                                      ==========        ==========

6.       Property and Equipment

         Property and equipment consist of the following at:
                                                                            December  31,
                                                                     -----------------------------
                                                                        1996              1995
                                                                        ----              ----
Equipment                                                             $1,307,477        $1,062,586
Furniture and fixtures                                                   422,954           328,462
Leasehold improvements                                                   147,823            44,974
Purchased software                                                        60,815            60,185
                                                                      ----------        ----------
                                                                       1,939,069         1,496,207
         Less accumulated depreciation
           and amortization                                            1,455,478         1,078,358
                                                                      ----------        ----------
Net book value                                                        $  483,591        $  417,849
                                                                      ==========        ==========

         Depreciation and amortization expense related to property and equipment for the years ended December 31, 1996 and 1995 totaled $377,120 and $430,983, respectively.

7.       Other Assets

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

         Intangible Assets. In May 1994, the Company acquired certain intangible assets from Inline Software, Inc. These intangible assets, consisting of trademarks, trade name and mailing list, were amortized in 1994 and 1995 on a straight line basis over estimated useful lives of three to seven years. In connection with an evaluation of related goodwill and the resulting write-down in the fourth quarter of 1995 (see Note 13), the remaining amortization period of these intangible assets was reduced to two years. In September 1996, the Company wrote-off the remaining unamortized balance of approximately $59,000, recording the charge to general and administrative expense. At December 31, 1995, the value of these assets totaled $100,647, net of accumulated amortization of $43,865. Additions of $11,000 were recorded during 1995.

         In June 1993, the Company acquired from a software developer certain technology which is used in the Company's products. The purchase price of $119,800 was capitalized and amortized based upon unit shipments over an estimated two-year life commencing in 1994. At December 31, 1995, the asset was fully amortized.

8.       Notes Payable/Security Arrangements

         Lines of Credit, Banks. As of December 31, 1996, the Company maintained a revolving line of credit with a bank which permitted borrowings up to $900,000. Borrowings under the line are payable upon demand and are collateralized by all of the assets of the Company, except as noted below. Borrowings, aggregating $820,000 at December 31, 1996, bear interest at the bank's prime rate plus 1% (9.25% at December 31, 1996) and are personally guaranteed by an investor. Under the terms of the line of credit agreement, the Company is required to comply with certain restrictive covenants and was in violation of certain of these covenants at December 31, 1996. The Company has received a waiver of the covenant violations from the bank and the line, which expired in March 1997, has been extended to March 8, 1998. At December 31, 1995, $940,000 was owed under this line of credit arrangement.

         The Company has another revolving line of credit with a bank which permitted borrowings up to $200,000 through April 1, 1995. Borrowings under the line are payable upon demand and are collateralized by certain inventory of the Company and marketable securities of certain affiliates. Interest is payable monthly at 1.5% above the prime rate, as defined (9.75% at December 31, 1996). Borrowings outstanding under the line of credit as of December 31, 1996 and 1995 were $197,458 for both years. The Company has not renewed the line.

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

9.       Other Income

         During the year ended December 31, 1995, the Company recognized a total of $313,651 of other income in connection with the release of selected obligations and the reduction of certain accounts payable.

10.      Commitments

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

         Minimum lease commitments at December 31, 1996 are as follows;

                                                  Capital Leases      Operating Leases
                                                  --------------      ----------------

         1996                                       $165,941              $321,561
         1997                                         94,358               311,616
         1998                                           --                 313,818
         1999                                           --                 289,688
         2000                                           --                 137,216
                                                    --------              --------

         Total minimum lease payments                260,299            $1,373,899
                                                                        ==========
         Less amount representing interest            55,501
                                                    --------
         Present value of minimum obligations        204,798
         Less current portion                        124,132
                                                    --------
         Non current portion                        $ 80,666
                                                    ========

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

11.      Stockholders' Equity

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

        Effective September 30, 1996, the Company consummated the acquisition of all the capital stock of TView, Inc. ("TView"), a Delaware corporation, pursuant to the terms and conditions set forth in the Agreement and Plan of Merger. In consideration for the capital stock of TView, the Company issued to TView stockholders an aggregate of $2,000,000 in FOCUS Enhancements common stock, $.01 par value per share, which aggregated 732,869 shares of such stock and assumed net liabilities of approximately $716,000. The shares issued in connection with this transaction have been placed into an escrow account until certain performance criteria are met on TView's development and completion of certain its ASIC chip.

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

         In December 1995, the Company completed an additional private offering, selling 242,750 shares of common stock for gross proceeds of $1,000,130. This stock was unregistered and subject to restrictions on trading in the United States for a period of nine months. The Company has granted certain demand registration and certain piggy-back registration rights after the nine month period from the date of issuance of the stock. In connection with the offering, the Company paid fees of $15,000 and realized net proceeds of $985,130.

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

         Additionally, the Company also issued warrants for the purchase of 50,000 shares of common stock in consideration of the extension of its $1.5 million term note with its unrelated lender. The warrants are exerciseable for a period of 36 months at a price of $2.07 per share.

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

         In June 1995, in consideration for the personal guarantee by an investor for borrowings under the Company's $1 million bank line of credit and in connection with an extension of the Company's other bank line, the Company issued warrants for the purchase of 265,000 shares of common stock at an exercise price of $.90 per share, exercisable until June 30, 2000. The Company valued the warrants at $77,553, recording interest expense of $58,165 and $19,388 in 1995 and 1996 respectively.

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

         Warrant activity since January 1, 1995 is summarized as follows:

                                                     Shares            Warrant Prices
                                                     ------            --------------

Shares under warrant at January 1, 1995            2,730,200            $0.01 - 9.11
Anti-dilution adjustment                             748,304                 --
Issued                                             1,025,000            $0.90 - 3.94
Exercised                                           (248,009)           $0.01 - 1.80
Canceled                                            (606,784)           $0.90 - 2.00
                                                   ---------

Shares under warrant at December 31, 1995          3,648,711            $0.90 - 9.11
Anti-dilution adjustment                             247,857                 --
Issued                                               150,000            $2.06 - 2.07
Exercised                                           (793,029)           $0.90 - 4.00
Canceled                                             (35,479)           $1.29 - 7.76
                                                   ---------

Shares under warrant at December 31, 1996          3,218,060            $0.90 - 9.11
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

         Non-plan Stock Options. At December 31, 1996, there were 520,000 non-plan stock options outstanding which were originally granted in April 1995 as warrants to purchase Series A Preferred Stock (See Note 11 Warrants).

         A summary of the status of the Company's outstanding stock options as of December 31, 1996 and 1995, and the changes during the years then ended, is presented below:

                                                1996                        1995
                                      -----------------------     -------------------------

                                                     Weighted                     Weighted
                                                      Average                     Average
                                                     Exercise                     Exercise
                                        Shares        Price        Shares          Price
                                        ------       --------      ------         --------

Fixed Options:

Outstanding at beginning of year       1,389,407    $   2.32         872,236       $   2.56
Granted                                  761,237        2.80       1,241,000           2.40
Exercised                                (80,805)       1.30        (155,696)           .83
Canceled                                (306,235)       3.49        (568,133)          1.80
                                       ---------                   ---------
Outstanding at end of year             1,763,604        2.57       1,389,407           2.26
                                       ==========                  =========

Options exercisable at year-end          790,940        1.94         406,024           1.75
                                       ==========                  =========


Weighted average fair value of
    options granted during the year                     1.14                           1.08

         Information pertaining to options outstanding at December 31, 1996 is as follows:

                                            Options Outstanding                     Options Exercisable
                             ---------------------------------------------       ----------------------------
                                               Weighted
                                                Average          Weighted                            Weighted
                                               Remaining          Average                            Average
Range of                        Number         Contractual        Exercise          Number           Exercise
Exercise Prices               Outstanding        Life              Price          Exercisable         Price
---------------               -----------      -----------       ---------        -----------        --------

$ .24 - 2.00                     668,854            4.1            $1.12            497,314           $1.09

$2.01 - 4.00                     973,000            3.9            $2.81            286,696             3.32

$4.01 - 6.00                     121,750            3.1            $4.53               6,930            6.50
                              ----------                                          ----------

Outstanding at
   December 31, 1996          1,763,604             3.6            $2.29             790,940            1.94
                              =========                                            =========


         Stock-based Compensation. At December 31, 1996, the Company has three stock-based compensation plans and non-plan stock options outstanding which are described above. The Company applies APB Opinion No. 25 and related interpretations in accounting for the plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans and non-plan stock options outstanding been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's Net income(loss) and Net income(loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                                            Years Ended December 31,
                                                                      --------------------------------
                                                                          1996                   1995
                                                                          ----                   ----

Net income (loss)                              As reported           $(10,772,410)          $   328,761
                                               Pro forma              (11,144,410)              (25,239)


Primary earnings (loss) per share              As reported                 $(1.18)                $0.05
                                               Pro forma                   $(1.22)                $0.00


Fully diluted earnings (loss) per share        As reported                 $(1.18)                $0.04
                                               Pro forma                   $(1.22)                $0.00


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

12.      Income Taxes

         FOCUS Enhancements, Inc., Lapis Technologies, Inc. and TView, Inc. file a consolidated federal income tax return. Allocation of the provision for income taxes between federal and state income taxes is as follows:

                                        Years Ended December 31,
                                            1996       1995
                                            ----       ----
Current:

         Federal income taxes             $ 8,000   $18,000
         State income taxes                 8,541     5,000
                                          -------   -------
                                           16,541    23,000

Deferred federal and state income taxes      --        --
                                          -------   -------
                                          $16,541   $23,000
                                          =======   =======

         The differences between the provision (benefit) for income taxes from the amounts computed by applying the statutory Federal income tax rate are as follows:

                                                   Years Ended December 31,
                                                    1996            1995
                                                    ----            ----

Computed at statutory rate (34%)                 $(3,657,000)   $   120,000
State income taxes, net of federal tax benefit      (674,400)        17,600
Increase (decrease) in valuation allowance on
    deferred tax asset                             4,854,000           --
Benefit of operating loss carryforwards                 --         (314,000)
Other, net                                          (506,059)       199,400
                                                 -----------    -----------
                                                 $    16,541    $    23,000
                                                 ===========    ===========

         The net deferred tax asset consists of the following:

                                                         December 31,
                                                   1996               1995
                                                   ----               ----

Deferred tax asset                              $ 9,500,000        $ 3,696,000
Deferred tax liability                                 --                 --
Valuation allowance on deferred tax asset        (9,500,000)        (3,696,000)
                                                -----------        -----------
Net deferred tax asset                          $      --          $      --
                                                ===========        ===========


         The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:
                                                           December 31,
                                                       1996            1995
                                                       ----            ----

Net operating loss carryforward                     $ 6,585,000    $ 3,432,000
Income tax credit carryforward                          123,000         17,000
Tax basis in excess of book basis of fixed assets       117,000         48,000
Book inventory cost less than tax basis                 139,000         68,000
Reserve for bad debts not deductible for
     income taxes                                       355,000        116,000
Tax basis in excess of book basis of other assets       465,000            --
Tax basis in subsidiaries in excess of book value     1,716,000         15,000
                                                    -----------    -----------
                                                      9,500,000      3,696,000

Valuation allowance on deferred tax asset            (9,500,000)    (3,696,000)
                                                    -----------    -----------
Net deferred tax asset                              $      --      $      --
                                                    ===========    ===========

         A summary of the change in the valuation allowance on deferred tax assets is as follows:

                                                    Years Ended December 31,
                                                      1996           1995
                                                      ----           ----

Balance at beginning of year                       $ 3,696,000   $ 4,010,000
Increase in allowance due to loss carryforwards
     of TView, Inc. at date of acquisition             950,000          --
Addition to the allowance for the benefit of net
   operating loss carryforwards not recognized       4,854,000          --
Utilization of net operating loss carryforwards           --        (314,000)
                                                   -----------   -----------
Balance at end of year                             $ 9,500,000   $ 3,696,000
                                                   ===========   ===========

         At December 31, 1996, the Company has the following carryforwards available for income tax purposes:

Federal net operating loss carryforwards
     expiring in various amounts through 2011      $16,701,000
                                                   ===========
State net operating loss carryforwards
     expiring in various amounts through 2001      $16,701,000
                                                   ===========
Credit for research activities                     $   123,000
                                                   ===========

         Due to the uncertainty surrounding the realization of these favorable tax attributes, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets. The net operating loss carryforwards may be subject to annual limitations based on ownership changes in the Company's common stock as provided in Section 382 of the Internal Revenue Code.

13.      Business Combinations

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

         The business combination was accounted for using the purchase method of accounting. The total purchase price, consisting of cash consideration of $107,000 and liabilities assumed and incurred in connection with the acquisition, totaled approximately $374,000. The purchase price was allocated to the assets acquired based on their fair-market values, with the excess being allocated to goodwill. As a result of this allocation, intangible assets of $133,500 were recorded and initially amortized over their estimated useful lives between three and seven years using the straight-line method (see Note 7), and goodwill of $133,500 was initially amortized over ten years using the straight-line method. No amount of the earn-out consideration was accrued at the acquisition date. During 1994, the Company adjusted the purchase price and recorded additional goodwill of $46,168, based upon the earn-out provisions of the agreement. The results of Inline have been included in the accompanying consolidated financial statements since the date of the acquisition.

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

         The business combination has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired based on their estimated fair value. This accounting treatment resulted in approximately $716,000 of goodwill that will be amortized over its estimated period of benefit, seven years. Approximately $2,000,000 of the acquisition cost represented purchased research and development, which was charged to expense at the date of acquisition. Management projects that the Company will incur additional costs of approximately $750,000 commencing October 1, 1996 to complete the attainment of certain performance criteria of TView's ASIC chip.

         The results of operations of TView, Inc., have been included in the accompanying consolidated financial statements since the date of the merger. The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and TView, Inc. as if the acquisition had occurred at the beginning of each period presented. These results include certain pro forma adjustments to give effect to purchased research and development and amortization of intangibles and are not necessarily indicative of what results would have occurred had the Company owned TView during the periods presented.
                                            Pro forma Results
                                             Years  Ended
                                              December 31,
                                        1996                1995
                                        ----                ----

Net Sales                           $ 17,177,000    $ 20,755,000
Loss from operations                 (12,820,000)     (2,692,000)
Net Loss                             (13,018,000)     (3,049,000)
Primary net loss per common share   $     ( 1.35)   $      (0.39)
                                    ============    ============

14.      Segment Information

         The Company operates in one business segment: the development, manufacturing, marketing and sale of computer enhancement devices for personal computers and televisions. Sales to Zenith Electronics, Inc., a new customer in 1996, totaled approximately $3,472,000, or 23 % of total revenue for 1996.
Revenues from Ingram Micro D, a distributor, represented approximately $2,287,000, or 15%, of the Company's 1996 revenues as compared to approximately $982,000 or 6% of revenues for 1995. During fiscal 1996 sales to Apple Computer, Inc. totaled approximately $1.2 million or 8% of net sales for the period as compared to approximately $8.5 million, or 50% of net sales for the year ended December 31, 1995.

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

15.      Supplementary Cash Flow Information

         During the years December 31, 1996 and 1995, the Company paid interest of approximately $274,000 and $445,000, respectively. Non-cash financing and investing activities are summarized as follows:

                                                       Years Ended December 31,
                                                         1996        1995
                                                         ----        ----

Issuance of common stock for conversion of notes
  payable                                              $   --     $400,000
Issuance of common stock to settle claims for former
  Lapis shareholders (Note 13)                             --      337,544
Issuance of common stock warrants (Notes 8 and 11)       42,000    121,000

16.      Subsequent Events

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

         On June 18, 1996, FOCUS Enhancements, Inc. (The "Registrant") engaged Wolf & Company P.C. as independent accountants to audit the consolidated financial statements of the Registrant for the year ending December 31, 1996. The decision to engage Wolf & Company P.C. was approved by the Audit Committee of the Registrant's Board of Directors. During the fiscal years ended December 31, 1994 and 1995, and the subsequent interim period prior to the engagement of Wolf & Company P.C., neither the Registrant nor any person on the Registrant's behalf consulted Wolf & Company P.C. regarding the application of accounting principles to a specified transaction either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements, or any matter that was the subject of a disagreement with the previous independent accountants (as defined in paragraph 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined in paragraph 304(a)(1)(v) of Regulation S-K), and no written or oral advise concerning same was provided to the Registrant that was an important factor considered by the Registrant in making a decision as to any accounting, auditing or financial reporting issue.

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

Exhibit
Item No.          Item and Description

1.4      Form of Stock Escrow Agreement (1)

2.1 Agreement of Merger, dated April 12, 1993, between FOCUS Enhancement, Inc., a Massachusetts corporation, and the Company (1)

2.2 Certificate of Merger, as filed with the Delaware Secretary of State on April 12, 1993 (1)

2.3 Articles of Merger, as filed with the Massachusetts Secretary of State on April 14, 1993 (1)

2.4 Agreement and Plan of Reorganization and Merger between the Company, FOCUS Acquisition Corporation and Lapis Technologies, Inc. dated as of November 29, 1993 (2)

3.1      Second Restated Certificate of Incorporation of the Company (1)

3.2      Certificate   of   Amendment   to  Second   Restated   Certificate   of
         Incorporation of the Company (3)

3.3      Restated By-laws of the Company (1)

4.1      Specimen certificate for Common Stock of the Company (1)

4.2      Specimen certificate for Redeemable Common Stock Purchase Warrant (1)

4.3 Form of Warrant Agreement between the Company, Mellon Securities Trust Company and Thomas James Associates, Inc. (1)

4.4      Form of Warrant issued to Thomas James Associates, Inc. (1)

10.1     Amended and Restated Employment Contract between the Company and Thomas
         L. Massie, effective January 1, 1992 (1)

10.2     1992 Stock Option Plan, as amended (4)

10.3 Form of Incentive Stock Option Agreement, as amended, under the 1992 Stock Option Plan, as amended (1)

10.4 Form of Non-Qualified Stock Option Agreement, as amended, under the 1992 Stock Option Plan, as amended (1)

10.5     1993 Non-Employee Director Stock Option Plan (4)

10.6     Form  of   Non-Qualified   Stock  Option   Agreement   under  the  1993
         Non-Employee Director Stock Option Plan (4)

10.7 Credit Agreement between the Company, Lapis and Silicon Valley Bank dated January 20, 1994 (4)

10.8 Promissory Note in the principal amount of $2,000,000, dated as of January 20, 1994, made by the Company and Lapis to the other of Silicon Valley Bank (4)

10.9 Security Agreement, dated as of January 20, 1994, by the Company in favor of Silicon Valley Bank (4)

10.104 Security Agreement, dated as of January 20, 1994, by Lapis in favor of Silicon Valley Bank (4)

10.11 Pledge Agreement, dated as of January 20, 1994, by the Company in favor of Silicon Valley Bank (4)

10.12 Purchase and Sale Agreement, dated as of May 25, 1994, between the Company and Inline Software, Inc. (5)

10.13 Master Purchase Agreement, dated as of August 12, 1994, between the Company and Apple Computer, Inc. (5)

10.14 Forbearance Letter, dated as of October 6, 1994, to the Company from Silicon Valley Bank (5)

10.15 Note and Warrant Subscription Agreement, dated as of October 18, 1994, between the Company and Fred Kassner (5)

10.16 Security Agreement, dated as of October 18, 1994, between the Company and Fred Kassner (5)

10.17 Term Line of Credit Note, dated October 18, 1994, by the Company in favor of Fred Kassner (5)

10.18    Warrant W-K issued to Fred Kassner, dated as of October 18, 1995 (5)

10.19 Intercreditor and Subordination Agreement, dated as of October 18, 1994, by and between the Company, Fred Kassner and Silicon Valley Bank
         (5)

10.20 Debt Extension Agreement, dated as of February 22, 1995, by and between the Company and Fred Kassner (5)

10.21    1995 Non-Employee Director Stock Plan (7)

10.22    Form  of   Non-Qualified   Stock  Option   Agreement   under  the  1995
         Non-Employee Director Stock Plan (6)

10.23    Form  of   Settlement   Agreement   between   the   Company  and  Lapis
         Technologies, Inc. Shareholders (7)

10.24    Manufacturing Agreement between the Company and Pagg Corporation (7)

10.25 Loan Document Modification Agreement dated as of April 5, 1996 by and between the Company, Lapis Technologies, Inc. and Silicon Valley Bank
         (8)

10.26 Amended and Restated Promissory Note dated as of April 5, 1996 in favor of Silicon Valley Bank (8)

10.27 Amendment No. 2 to the Note and Warrant Subscription Agreement dated as of June 28, 1996 between the Company and Fred Kassner(8)

10.28 Amended and Restated Term Line of Credit Note dated as of June 28, 1996 in favor of Fred Kassner (8)

10.29 Security Agreement dated as of June 28, 1996 between the Company and Fred Kassner (8)

10.30    Warrant W96/6, dated June 28, 1996, issued to Fred Kassner (8)

10.31 Agreement dated as of June 28, 1996 between the Company and PAGG Corporation (8)

10.32 Security Agreement dated as of June 28, 1996 between the Company and PAGG Corporation (8)

10.33 Amendment to Master Purchase Agreement between the Company and Zenith Electronics, Inc. (10)

10.34 Lease Agreement between the Company and Cummings Properties for the facility at 142 North Road, Sudbury, Massachusetts (10)

10.35 Agreement of Plan of Merger dated September 30, 1996, by and among the Company, FOCUS Acquisition Corp., and TView, Inc. (9)

11.1     Statement re Computation of Earnings [Loss] Per Share (11)

21.1     Subsidiaries of the Company (10)

23.1     Consent of Wolf & Company P.C., Independent Accountants (11)

23.2     Consent of Coopers & Lybrand L.L.P., Independent Accountants (11)

27       Financial Data Schedule (11)

_________
1 Filed as an exhibit to the Company's Registration Statement on Form SB-2, No. 33-60248-B, and incorporated herein by reference.

2 Filed as an exhibit to the Company's Current Report on Form 8-K dated November 29, 1993, and incorporated herein by reference.

3 Filed as an exhibit to the Company's Form 10-QSB for the period ended September 30, 1995, and incorporated herein by reference.

4 Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference.

5 Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1994, and incorporated herein by reference.

6 Filed as an exhibit to the Company's Registration Statement on Form S-8, No. 33-80651, filed with the Commission on December 19, 1995, and incorporated herein by reference.

7 Filed as an exhibit to the Company's Registration Statement on Form SB-2, No. 33-80033, and incorporated herein by reference.

8 Filed as an exhibit to the Company's Form 10-QSB for the period ended June 30, 1995, and incorporated herein by reference.

9        Filed as an exhibit to the Company's Form 8-K dated November 4, 1996

10 Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1996.

11       Filed herewith




(b)       Reports on Form 8-K

Date of Form 8-K  Summary of Item

November 4, 1996     Registrant reported the acquisition of TView, Inc.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FOCUS ENHANCEMENTS, INC.

                            By: /s/ Thomas L. Massie
                                -----------------------------------
                                Thomas L. Massie,
                                  President, Chief Executive Officer
                                  and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                                                Title                                  Date
     ---------                                                -----                                  ----

/s/ Thomas L. Massie                                 President, Chief Executive                November 12, 1997
------------------------------                       Officer and Director (Principal
    Thomas L. Massie                                 Executive Officer)


/s/ Harry G. Mitchell                                Sr. Vice President,                       November 12, 1997
------------------------------                       Chief Financial Officer and
    Harry G. Mitchell                                Treasurer, (Principal Financial
                                                     and Accounting Officer)


/s/ John Cavalier                                    Director                                  November 12, 1997
------------------------------
    John Cavalier


/s/ William Coldrick                                 Director                                  November 12, 1997
------------------------------
    William Coldrick


/s/ U. Haskell Crocker II                            Director                                  November 12, 1997
------------------------------
    U. Haskell Crocker II


/s/ Timothy Mahoney                                  Director                                  November 12, 1997
------------------------------
    Timothy Mahoney
