Form 10QSB/A
period 1997-03-31
FOCUS ENHANCEMENTS INC
filed 1997-11-13
CIK 884719

FORM 10-QSB/A-1


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

                            FOCUS ENHANCEMENTS, INC.
                                   FORM 10-QSB

                                QUARTERLY REPORT
                                 March 31, 1997

                                TABLE OF CONTENTS

                                                                                                        Page

Facing Page                                                                                               1

Table of Contents                                                                                         2

PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements:

                  Consolidated Balance Sheets at March 31, 1997
                      and December 31, 1996                                                               3
                  Consolidated Statements of Operations
                      for the Three Months Ended March 31, 1997 and 1996                                  4
                  Consolidated Statements of Cash Flows
                      for the Three Months Ended March 31, 1997 and 1996                                  5
                  Notes to Consolidated Financial Statements                                            6-8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                 10-16

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                      17
         Item 2.  Changes in Securities                                                                  17
         Item 3.  Defaults Upon Senior Securities                                                        17
         Item 4.  Submission of Matters to a Vote of Security Holders                                    17
         Item 5.  Other Information                                                                      17
         Item 6.  Exhibits and Reports on Form 8-K                                                       18
         SIGNATURES                                                                                      19

                                                      FOCUS ENHANCEMENTS, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                                             (UNAUDITED)


                                                               ASSETS

                                                                                     March 31,     December 31,
                                                                                       1997           1996
                                                                                ---------------   -------------

Current Assets:
       Cash and cash equivalents                                                   $  1,300,717    $    413,894
       Accounts receivable, net of allowance of $740,833 and $888,605
            at  March 31, 1997 and December 31, 1996, respectively                    5,221,438       3,213,565
       Inventories                                                                    1,751,294       1,975,381
       Prepaid expenses and other current assets                                        252,121         243,829
                                                                                   ------------    ------------
            Total current assets                                                      8,525,570       5,846,669

Property and equipment, net                                                             679,329         483,591
Other assets, net                                                                       137,014         110,001
Goodwill, net                                                                         1,413,855       1,467,106
                                                                                   ------------    ------------

            Total assets                                                           $ 10,755,768    $  7,907,367
                                                                                   ============    ============



                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Notes payable                                                               $  2,497,458    $  2,517,458
       Obligations under capital leases                                                 124,132         124,132
       Accounts payable                                                               4,422,051       3,584,284
       Accrued liabilities                                                              626,109         628,304
                                                                                   ------------    ------------
            Total current liabilities                                                 7,669,750       6,854,178

Obligations under capital leases                                                         74,847          80,666
                                                                                   ------------    ------------

            Total liabilities                                                         7,744,597       6,934,844
                                                                                   ------------    ------------


Stockholders' equity
       Preferred stock, $.01 par value; 3,000,000 shares authorized; none issued           --              --
       Common stock, $.01 par value; 20,000,000 shares authorized,
          12,714,625 and 11,301,845 shares issued and outstanding at
          March 31, 1997 and December 31,1996, respectively                             127,146         113,018
       Additional paid-in capital                                                    23,293,081      21,285,037
       Accumulated deficit                                                          (20,409,056)    (20,425,532)
                                                                                   ------------    ------------
            Total stockholders' equity                                                3,011,171         972,523
                                                                                   ------------    ------------

            Total liabilities and stockholders' equity                             $ 10,755,768    $  7,907,367
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



                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               Three Months Ended
                                             March 31,      March 31,
                                               1997           1996
                                           -----------    -----------

Net sales                                  $ 4,801,550    $ 3,801,879
Cost of goods sold                           3,267,841      5,125,810
                                           -----------    -----------
         Gross profit (loss)                 1,533,709     (1,323,931)
                                           -----------    -----------

Operating expenses:

         Sales, marketing and support          952,964      1,147,129
         General and administrative            385,092        768,354
         Research and development              179,402        283,252
                                           -----------    -----------
                Total operating expenses     1,517,458      2,198,735
                                           -----------    -----------

Income (loss) from operations                   16,251     (3,522,666)
Interest expense, net                          (67,240)      (104,374)
Other income (expense)                          69,015        (10,311)
                                           -----------    -----------

Income (loss) before income taxes               18,026     (3,637,351)
Income tax expense                               1,550          7,500
                                           -----------    -----------
Net income (loss)                          $    16,476    ($3,644,851)
                                           ===========    ===========
Net income (loss) per common share
                Primary                    $         0    $     (0.49)
                                           ===========    ===========
                Fully Diluted              $         0    $     (0.49)
                                           ===========    ===========


Weighted average common and common
         equivalent shares outstanding
                Primary                     12,158,128      7,382,665
                                           ===========    ===========
                Fully Diluted               12,158,128      7,382,665
                                           ===========    ===========




         The accompanying notes are an integral part of the consolidated financial statements.

                                                      FOCUS ENHANCEMENTS, INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)

                                                                                            Three Months Ended
                                                                                       March 31,          March 31,
                                                                                         1997               1996
                                                                                     ------------       ------------
Cash flows from operating activities:
  Net income (loss)                                                                  $    16,476        $(3,644,851)
  Adjustments to reconcile net income (loss) to net cash provided (used in)
    operating activities:
      Depreciation and amortization                                                       92,319            204,324
      Gain on forgiveness of accounts payable                                            (71,304)              --
      Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                                   (2,007,873)        (1,739,646)
         (Increase) decrease in notes receivable                                            --              (40,000)
         Decrease (increase) in inventories                                              224,087             95,632
         Decrease (increase) in prepaid expenses and other assets                        (35,305)           123,393
         Increase (decrease) in accounts payable                                         909,071            994,310
         Increase (decrease) in accrued liabilities                                       (2,195)         2,132,533
                                                                                     -----------        -----------

       Net cash provided (used in) operating activities                                 (874,724)        (1,874,305)
                                                                                     -----------        -----------

Cash flows from investing activities:
   Purchase of property and equipment                                                   (234,806)           (35,772)
                                                                                     -----------        -----------

       Net cash used in investing activities                                            (234,806)           (35,772)
                                                                                     -----------        -----------

Cash flows from financing activities:
  Payments on notes payable                                                              (20,000)        (1,030,000)
  Payments under capital lease obligations                                                (5,819)           (44,070)
  Net proceeds from private offerings of common stock                                  1,996,813            890,357
  Net proceeds from exercise of common stock options and warrants                         25,359            960,215
                                                                                     -----------        -----------

      Net cash provided by financing activities                                        1,996,353            776,502
                                                                                     -----------        -----------

Net increase (decrease) in cash and cash equivalents                                     886,823         (1,133,575)

Cash and cash equivalents at beginning of period                                         413,894          2,140,043
                                                                                     -----------        -----------

Cash and cash equivalents at end of period                                           $ 1,300,717        $ 1,006,468
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

2.       RESTATEMENT OF FINANCIAL STATEMENTS

         The Company issued its financial statements for the year ended December 31, 1996 in its annual report on Form 10-KSB, filed with the Securities and Exchange Commission ("SEC") on March 31, 1997. The Company issued financial statements for the quarter ended March 31, 1997 in its Form 10-QSB, filed with the SEC on May 15, 1997. The financial statements for the year ended December
31, 1996 included the sale in the fourth quarter of 1996 of certain graphics/connectivity and other products to a barter exchange organization in exchange for $1,700,000 in value of barter credits. As a result of a review of the Company's financial statements conducted by The Nasdaq Stock Market in August 1997, the Company concluded that its recording of barter credits totaling approximately $1.2 million as "Other Assets" at December 31, 1996 was inconsistent with generally accepted accounting principles. The Company had recorded the barter credits as an asset based on the estimated fair value of the inventory exchanged which was determined by management's interpretation and application of the accounting literature. The Nasdaq Stock Market disagreed with management's application of the accounting literature, and as a result, in October 1997 the Company reduced the amount originally reported as "Other Assets" by approximately $1.2 million on the balance sheets for December 31, 1996 and March 31, 1997.

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

         The impact of the restatement on the Company's Consolidated Balance Sheet as of March 31, 1997 is as follows:

                                                         March 31, 1997
                                               --------------------------------
                                                 As Reported        As Restated

Accounts receivable                            $  5,621,438        $  5,221,438
Total current assets                              8,925,570           8,525,570
Other assets, net                                 1,300,993             137,014
Total assets                                     12,319,747          10,755,768
Accumulated deficit                             (18,845,077)        (20,409,056)
Total stockholders' equity                        4,575,150           3,011,171
Total liabilities and stockholders' equity       12,319,747          10,755,768


         There was no impact on the Company's Consolidated Statements of Operations for the three months ended March 31, 1997.


3.       NET INCOME (LOSS) PER SHARE

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

         The Company has elected to disclose pro forma EPS amounts computed using this Statement, as follows:

                           Three Months Ended June 30,
                --------------------------------------------------
                       1997                         1996
                       ----                         ----
                 Shares    Per Share          Shares     Per Share
                            Amount                        Amount


Basic EPS       11,530,607   $0.00           7,382,665    $(0.49)
                ==========   =====          ==========    ======

Diluted EPS     12,158,128   $0.00           7,382,665    $(0.49)
                ==========   =====          ==========    ======


4.       INVENTORIES

     Inventories consist of the following:

                        March 31,        December 31,
                          1997               1996


Finished goods         $1,165,195         $1,555,812
Raw materials             586,099            419,569
                       ----------         ----------
                       $1,751,294         $1,975,381
                       ==========         ==========


5.       NOTES PAYABLE

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

6.       COMMON STOCK TRANSACTIONS

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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the three-month periods ended March 31, 1997 and 1996 was ($874,724) and ($1,874,305), respectively. In Q1 97, net cash used in operating activities consisted primarily of an increase in accounts receivable of $2,007,873. This was offset by an increase in accounts payable of $909,071, a decrease in inventories of $224,087, depreciation and amortization of $92,319, and net income of $16,476. For Q1 96, net cash used in operations was $1,874,305 consisting primarily of a net loss of $3,644,851 and an increase in accounts receivable of $1,739,646. These uses were partially offset by increased accounts payable and accrued liabilities totaling $3,126,843 as well as depreciation and amortization of $204,324.

         Net cash used in investing activities for the three-month periods ended March 31, 1997 and 1996 was $234,806 and $35,772, respectively. In Q1 97 and Q1 96, cash used in investing activities was expended for the purchase of property and equipment.

         Net cash from financing activities for the three-month periods ended March 31, 1997 and 1996 was $1,996,353 and $776,052, respectively. In Q1 97, the
Company received $1,996,813 in net proceeds from private offerings of Common Stock and $25,359 from the exercise of common stock options and warrants. The Company's financing proceeds were offset by payments on notes payable and capital lease obligations. In Q1 96, the Company received $890,357 in net proceeds from private offerings of Common Stock and $960,215 from the exercise of common stock options and warrants. The Q1 96 financing proceeds were offset by $1,074,070 in payments on notes payable and capital lease obligations.

         As of March 31, 1997, the Company had working capital of $855,820, as compared to a working capital deficiency of $(1,007,509) at December 31, 1996, an increase of $1,863,329. The Company's cash position increased to $1,300,717 at March 31, 1997, an increase of $886,823, or 214%, over amounts at December 31, 1996.

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

         From its inception through March 31, 1997, the Company has incurred approximately $20.4 million of accumulated losses. The report of the independent accountants on the Company's financial statements as of and for the year ended December 31, 1996 included an explanatory paragraph to the effect that the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve its fiscal 1997 operating plan, including the achievement of sustained profitability, and obtaining additional sources of financing. In 1995 and 1996, the Company redefined its operating model to achieve profitability by discontinuing sales of lower-margin, non-proprietary products, by focusing its marketing efforts on its higher-margin proprietary products, emphasizing sales to OEMs and expanding its distribution and reseller channels, limiting inventory levels and reducing operating costs. In 1997, the Company expects to continue to use this business model. The Company's ability to achieve profitability in 1997 is dependent upon its securing additional contracts from OEM partners such as Apple and Zenith, increasing revenues through its domestic and international distributors and reducing expenses as a percentage of net sales. The Company does not have any significant commitments for capital expenditures. Management anticipates that funds generated through its present business model, and additional funds that may be received from debt or equity financings will be sufficient to fund operations for at least 12 months.

         During 1996, the Company extended the terms of its $900,000 line of credit with its commercial bank and its $1,500,000 line of credit with its unaffiliated lender until March 1997. At December 31, 1996, the Company was in violation of certain debt covenants relating to the line of credit with its commercial bank. In March 1997, the Company received a waiver of the covenants from the commercial bank, a revision of the loan covenants and an agreement to extend the line until March 1998. In addition, the Company is currently negotiating with its unaffiliated lender to extend the March 1997 due date for the $1.5 million note payable which was in default as of the date of this report. In the event that the unaffiliated lender does not extend the due date, the Company would be required to pay the amounts outstanding from working capital or from equity or debt financing.

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

         Future Capital Needs. At March 31, 1997, the Company had working capital of $855,820, cash and cash equivalents of $1,300,717 and was fully drawn on its $900,000 line of credit (approximately $800,000 at March 31, 1997) with its bank and its $1.5 million term note with an unaffiliated lender. Historically, the Company has been required to meet its short- and long-term cash needs through debt and the sale of Common Stock in private placements in that cash flow from operations has been insufficient. During 1996, the Company received approximately $6,116,000 in net proceeds from the exercise of warrants, stock options and the sale of Common Stock. During the three month period ended March 31, 1997 the Company received approximately $1,997,000 in net proceeds from the exercise of warrants, stock options and the sale of Common Stock.

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

        History of Operating Losses. The Company has experienced limited profitability since its inception. Although the Company reported net income of $328,761 in the year ended December 31, 1995, the Company incurred net losses of $3,726,606, $4,458,483, and $10,772,410 in the years ended December 31, 1993,
1994, and 1996, respectively. There can be no assurance that the Company will return to profitability in 1997.

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

           Abstain                      For                      Against

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


                      FOCUS Enhancements, Inc.




November 12, 1997     By:/s/ Thomas L. Massie
                         ---------------------------------------
                                Thomas L. Massie
                                   President,
                           Chief Executive Officer and
                              Chairman of the Board
                          (Principal Executive Officer)



November 12, 1997     By:/s/ Harry G. Mitchell
                         -------------------------------------
                                Harry G. Mitchell
                             Senior Vice President,
                       Chief Financial Officer and Treasurer
                         (Principal Accounting Officer)