Form 10QSB/A
period 1997-06-30
FOCUS ENHANCEMENTS INC
filed 1997-11-13
CIK 884719

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


                                              FOCUS ENHANCEMENTS, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                                     (UNAUDITED)

                                                       ASSETS

                                                                                          June 30,      December 31,
                                                                                            1997            1996
                                                                                       -------------   -------------

Current Assets:
     Cash and cash equivalents                                                         $  1,262,546    $    413,894
     Accounts receivable, net of allowance of $747,223 and $888,605                       5,857,279       3,213,565
     Inventories                                                                          2,303,744       1,975,381
     Prepaid expenses and other current assets                                              221,429         243,829
                                                                                       ------------    ------------
        Total current assets                                                              9,644,998       5,846,669
                                                                                       ------------    ------------

Property and equipment, net                                                                 797,360         483,591
Other assets, net                                                                           168,983         110,001
Goodwill, net                                                                             1,358,428       1,467,106
                                                                                       ------------    ------------
        Total assets                                                                   $ 11,969,769    $  7,907,367
                                                                                       ============    ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                                     $  2,497,458    $  2,517,458
     Obligations under capital leases                                                       118,744         124,132
     Accounts payable                                                                     5,497,697       3,584,284
     Accrued liabilities                                                                    556,941         628,304
                                                                                       ------------    ------------
        Total current liabilities                                                         8,670,840       6,854,178

Obligations under capital leases                                                             40,586          80,666
                                                                                       ------------    ------------

        Total liabilities                                                                 8,711,426       6,934,844
                                                                                       ------------    ------------

Commitments
Stockholders' equity
     Preferred stock, $.01 par value;  3,000,000 shares authorized,  none issued
     Common stock, $.01 par value; 20,000,000 shares authorized,
         12,719,019 and 11,301,845 shares issues and outstanding at
         June 30, 1997 and December 31, 1996, respectively                                  127,190         113,018
     Additional paid-in capital                                                          23,308,503      21,285,037
     Accumulated deficit                                                                (20,177,350)    (20,425,532)
                                                                                       ------------    ------------
        Total stockholders' equity                                                        3,258,343         972,523

                                                                                       ------------    ------------
        Total liabilities and stockholders' equity                                     $ 11,969,769    $  7,907,367
                                                                                       ============    ============

                                 The accompanying notes are an integral part of the
                                         condolidated financial statements.

                                                          3

                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                           Three Months Ended
                                         June 30,       June 30,
                                          1997           1996
                                      -----------    -----------

Net sales                             $ 6,124,867    $ 4,369,255

Cost of goods sold                      4,057,809      2,588,476
                                      -----------    -----------

      Gross profit (loss)               2,067,058      1,780,779

Operating expenses:

      Sales, marketing and support      1,012,253        829,656

      General and administrative          474,476        463,972

      Research and development            252,436        334,689
                                      -----------    -----------

           Total operating expenses     1,739,165      1,628,317

Income (loss) from operations             327,893        152,462

Interest expense, net                     (67,703)       (65,729)
Other income (expense)                    (26,883)        (2,481)
                                      -----------    -----------

Income (loss) before income taxes         233,307         84,252

Income tax expense                          1,600          2,500
                                      -----------    -----------

Net income (loss)                     $   231,707    $    81,752
                                      ===========    ===========

Net income (loss) per common share
           Primary                    $      0.02    $      0.01
                                      ===========    ===========
           Fully Diluted              $      0.02    $      0.01
                                      ===========    ===========

Weighted average common and common
      equivalent shares outstanding
           Primary                     13,337,853      8,561,504
                                      ===========    ===========
           Fully Diluted               13,319,486      9,102,537
                                      ===========    ===========

               The accompanying notes are an integral part of the
                       condolidated financial statements.

                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                             Six Months Ended
                                         June 30,        June 30,
                                           1997           1996
                                      ------------    ------------

Net sales                             $ 10,926,417    $  8,171,134

Cost of goods sold                       7,325,650       7,714,286
                                      ------------    ------------

      Gross profit (loss)                3,600,767         456,848

Operating expenses:

      Sales, marketing and support       1,965,217       1,976,785

      General and administrative           859,568       1,232,326

      Research and development             431,838         617,941
                                      ------------    ------------

           Total operating expenses      3,256,623       3,827,052

Income (loss) from operations              344,144      (3,370,204)

Interest expense, net                     (134,943)       (170,103)
Other income (expense)                      42,132         (12,792)
                                      ------------    ------------

Income (loss) before income taxes          251,333      (3,553,099)

Income tax expense                           3,150          10,000
                                      ------------    ------------

Net income (loss)                     $    248,183    $ (3,563,099)
                                      ============    ============

Net income (loss) per common share
           Primary                    $       0.02    $     (0.45)
                                      ============    ============
           Fully Diluted              $       0.02    $     (0.45)
                                      ============    ============

Weighted average common and common
      equivalent shares outstanding
           Primary                      12,538,386       7,974,362
                                      ============    ============
           Fully Diluted                12,692,614       7,974,362
                                      ============    ============

               The accompanying notes are an integral part of the
                       condolidated financial statements.


                                           FOCUS ENHANCEMENTS, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                                       Six Months Ended
                                                                                   June 30,        June 30,
                                                                                     1997           1996
                                                                                 ------------   ------------

Cash flows from operating activities:
      Net income (loss)                                                           $   248,183    $(3,563,099)
      Adjustments to reconcile net income (loss) to net cash provided (used in)
         operating activities:
         Depreciation and amortization                                                191,681        390,715
         Gain on forgiveness of accounts payable                                      (70,202)          --
         Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable                           (2,643,714)    (2,736,188)
              (Increase) decrease in notes receivable                                    --          (37,957)
              Decrease (increase) in inventories                                     (328,363)       (31,989)
              Decrease (increase) in prepaid expenses and other assets                (11,092)       177,528
              Decrease (increase) in other assets                                     (25,490)          --
              Increase (decrease) in accounts payable                               1,983,615        850,503
              Increase (decrease) in accrued liabilities                              (71,364)       609,089
                                                                                  -----------    -----------

         Net cash provided (used in) operating activities                            (726,746)    (4,341,398)
                                                                                  -----------    -----------

Cash flows from investing activities:
      Purchase of property and equipment                                             (396,772)       (78,207)
                                                                                  -----------    -----------

         Net cash used in investing activities                                       (396,772)       (78,207)
                                                                                  -----------    -----------

Cash flows from financing activities:
      Payments on notes payable                                                       (20,000)    (1,040,000)
      Payments under capital lease obligations                                        (45,468)       (80,652)
      Net proceeds from private offerings of common stock                           1,996,813      3,015,528
      Net proceeds from exercise of common stock options and warrants                  40,825        994,766
                                                                                  -----------    -----------

         Net cash provided by financing activities                                  1,972,170      2,889,642
                                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents                                  848,652     (1,529,963)

Cash and cash equivalents at beginning of period                                      413,894      2,140,043
                                                                                  -----------    -----------

Cash and cash equivalents at end of period                                        $ 1,262,546    $   610,080
                                                                                  ===========    ===========

                              The accompanying notes are an integral part of the
                                      condolidated financial statements.

                            FOCUS ENHANCEMENTS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The consolidated financial statements of FOCUS Enhancements, Inc. ("the Company") as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Lapis Technologies, Inc., TView, Inc. and FOCUS Enhancements b. v. and Focus Networking, Inc. In the opinion of management, the consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of the interim periods. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for any future period.


 2.      RESTATEMENT OF FINANCIAL STATEMENTS

         The Company issued its financial statements for the year ended December 31, 1996 in its annual report on Form 10-KSB, filed with the Securities and Exchange Commission ("SEC") on March 31, 1997. The Company issued financial statements for the quarters ended March 31, 1997 and June 30, 1997 in its Forms 10-QSB, filed with the SEC on May 15, 1997 and August 15, 1997, respectively. The financial statements for the year ended December 31, 1996 included the sale in the fourth quarter of 1996 of certain graphics/connectivity and other products to a barter exchange organization in exchange for $1,700,000 in value of barter credits. As a result of a review of the Company's financial statements conducted by The Nasdaq Stock Market in August 1997, the Company concluded that its recording of barter credits totaling approximately $1.2 million as "Other Assets" at December 31, 1996 was inconsistent with generally accepted accounting principles. The Company had recorded the barter credits as an asset based on the estimated fair value of the inventory exchanged which was determined by management's interpretation and application of the accounting literature. The Nasdaq Stock Market disagreed with management's application of the accounting literature, and as a result, in October 1997 the Company reduced the amount originally reported as "Other Assets" by approximately $1.2 million on the balance sheets for December 31, 1996, March 31, 1997, and June 30, 1997.

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

         The impact of the restatement on the Company's Consolidated Balance Sheet as of June 30, 1997 is summarized as follows:

                                                        June 30, 1997
                                               ---------------------------------
                                                As Reported         As Restated

Accounts receivable                            $  6,282,769        $  5,857,279
Total current assets                             10,070,488           9,644,998
Other assets, net                                 1,307,472             168,983
Total assets                                     13,533,748          11,969,769
Accumulated deficit                             (18,613,371)        (20,177,350)
Total stockholders' equity                        4,822,322           3,258,343
Total liabilities and stockholders' equity       13,533,748          11,969,769


         There was no impact on the Company's Consolidated Statements of Operations for the three months and six months ended June 30, 1997 as a result of the restatement.


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

              The Company has elected to disclose pro forma EPS amounts computed using this Statement, as follows:

                           Three Months Ended June 30,
             -----------------------------------------------------
                       1997                         1996
                       ----                         ----
                 Shares   Per Share        Shares       Per Share
                           Amount                        Amount

Basic EPS     12,716,005   $0.02           8,561,504     $.01
              ==========   =====          ==========     ====

Diluted EPS   13,337,853   $0.02           9,102,537     $.01
              ==========   =====          ==========     ====

                           Six Months Ended June 30,
             -----------------------------------------------------
                       1997                         1996
                       ----                         ----
                 Shares   Per Share        Shares       Per Share
                           Amount                        Amount

Basic EPS     12,123,306   $0.02           7,974,362     $(.45)
              ==========   =====           =========     ======

Diluted EPS   12,538,386   $0.02           7,974,362     $(.45)
              ==========   =====           =========     ======



4.       INVENTORIES

         Inventories consist of the following:

                                     June 30,            December 31,
                                       1997                   1996

Finished goods                          $1,683,632            $ 1,555,812
Raw materials                              620,112                419,569
                                -------------------    -------------------
                                        $2,303,744            $ 1,975,381
                                ===================    ===================


5.       NOTES PAYABLE

              Lines of Credit, Banks. The Company maintaines a revolving line of credit with a bank, which is fully drawn as of June 30, 1997. Borrowings under the line are payable upon demand and are collateralized by all of the assets of the Company, except as noted below. Borrowings, aggregating $800,000 at June 30, 1997, bear interest at the bank's prime rate plus 1% (9.5% at June 30, 1997) and are personally guaranteed by an investor. In March 1997, the line of credit was extended to March 8, 1998.

         The Company has an additional revolving line of credit with a bank, which permitted borrowings up to $200,000 through April 1, 1995. Borrowings under the line are payable upon demand and are collateralized by certain inventory of the Company and marketable securities of certain affiliates. Interest is payable monthly at 1.5% above the prime rate, as defined (10.00% at June 30, 1997). Borrowings outstanding under the line of credit as of June 30, 1997 were $197,458. The Company has not renewed the line.

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

7.       REDEEMABLE COMMON STOCK PURCHASE WARRANTS

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

RESULTS OF OPERATIONS

               Three-Month Period Ended June 30, 1997 As Compared
                 With The Three-Month Period Ended June 30, 1996

Net Sales

         Net sales for the three-month period ended June 30, 1997 ("Q2 97") were $6,124,867 as compared with $4,369,255 for the three-month period ended June 30, 1996 ("Q2 96"), an increase of $1,755,612 or 40%. The growth in net sales is attributed to orders from new customers and increased product awareness and acceptance of the Company's PC to TV products. Specifically, net sales in Q2 97 to the Company's US resellers increased 32% to $3,540,000 from $2,687,000 in Q2
96. In Q2 96, sales to US resellers included $1,568,000 of sales of inventory related to Apple's Powerbook 190 and 5300 laptop computers, which products have been discontinued. Net sales to international resellers rose 16% to $648,000 from $558,000 for the same quarter in 1996. Net sales from OEM/Licensing customers increased 72% to $1,937,000 in Q2 97 from $1,124,000 for the same quarter in 1996. This increase reflects primarily OEM sales to Apple Computer ("Apple"). In Q2 97, sales to Apple represented 29% of total sales in the quarter as compared to 1% of total sales in Q2 96.


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

Sales, Marketing and Support Expenses

         Sales, marketing and support expenses were $1,012,253 or 16.5% of net sales, for the three-month period ended June 30, 1997, as compared with $829,656, or 19% of net sales, for the three-month period ended June 30, 1996, an increase of 182,597 or 22%. The increase in absolute dollars is due primarily to increased sales commissions as a result of increased sales from period to period and, an increase in advertising and trade show events.

General and Administrative Expenses

         General and administrative expenses for the three-month period ended June 30, 1997 were $474,476 or 7.7% of net sales, as compared with $463,972, or 10.6% of net sales for the three-month period ended June 30, 1996, an increase of $10,504 or 2.3%. The increase in absolute dollars is due primarily to increased payroll and benefits.

Research and Development Expenses

         Research and development expenses for the three-month period ended June 30, 1997 were $252,436, or 4% of net sales, as compared to $334,689, or 7.7% of net sales, for three-month period ended June 30, 1996, a decrease of $(82,253) or (24.6)%. The decrease is due principally to reductions in consulting expenses of $25,000, in employee recruiting costs of $16,000, in R&D supplies of $15,000 and in travel of $13,000. During Q2 97, the Company capitalized $64,000 as a fixed asset in connection with the manufacture of the Focus Scan300 ASIC masks, which amounts are to be amortized over the expected life of the ASIC technology.

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

Cost of Goods Sold

         Cost of goods sold were $7,325,650 or 67% of net sales, for the six-month period ended June 30, 1997, as compared with $7,714,286 or 94% of net sales, for the six month period ended June 30, 1996, a decrease of $388,636 or 5%. The Company's gross profit margins for the 97 Period and the 96 Period were 33% and 6% of net sales, respectively. The gross profit margin for the 97 Period represents the approximate margins achievable for the Company's PC-to-TV products with the present mix of sales to global resellers and OEM accounts.

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

Research and Development Expenses

         Research and development expenses for the six-month period ended June 30, 1997 were $431,838, or 4% of net sales, as compared to $617,941, or 7.6% of net sales, for the six-month period ended June 30, 1996, a decrease of $186,103 or 30.1%. The decrease is due principally to a reduction in consulting expenses of $44,000, R & D facility expenses of $21,000, travel expense of $22,000, recruiting costs of $21,000 and other net reductions in company wide engineering costs. During the 6 months ended June 1997, FOCUS completed the majority of development efforts for an ASIC relating to the Company's PC-to-TV products. The engineering in-process costs to manufacture the ASIC masks during this period, amounting to approximately $220,000, have been capitalized as a fixed asset and will be amortized over the expected life of the ASIC technology, with licensing and product revenues, expected to commence in the quarter ended September 30, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the six-month period ended June 30, 1997 and 1996 was ($726,746) and ($4,341,398), respectively. In the 97
Period, net cash used in operating activities consisted primarily of an increase in accounts receivable and inventory of $2,643,714 and $328,363, respectively. This was offset by an increase in accounts payable of $1,983,615, depreciation and amortization (non-cash charge) of $191,681, and net income of $248,183. As of June 30, 1997, Ingram Micro D, a distributor, represented approximately 31.5% of the Company's accounts receivable. For the same period in 1996, net cash used in operations was ($4,341,398) consisting primarily of a net loss of $3,563,099 and an increase in accounts receivable of $2,736,188. The 1996 losses were partially offset by increased accounts payable and accrued liabilities totaling $1,459,591 as well as depreciation and amortization of $390,715.

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

         As of June 30, 1997, the Company had working capital of $974,158, as compared to a working capital deficiency of $(1,007,509) at December 31, 1996, an increase of $1,981,667. The Company's cash position increased to $1,262,546 at June 30, 1997, an increase of $848,652, or 205%, over amounts at December 31, 1996.

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

         As of June 30, 1997, the Company has an accumulated deficit of approximately $20.2 million. The report of the independent accountants on the Company's financial statements as of and for the year ended December 31, 1996 included an explanatory paragraph to the effect that the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve its fiscal 1997 operating plan, including the achievement of sustained profitability, and obtaining additional sources of financing. In 1995 and 1996, the Company redefined its operating model to achieve profitability by discontinuing sales of lower-margin, non-proprietary products, by focusing its marketing efforts on its higher-margin proprietary products, emphasizing sales to OEMs and expanding its distribution and reseller channels, limiting inventory levels and reducing operating costs. In 1997, the Company expects to continue to use this business model. The Company's ability to achieve continued profitability in 1997 is dependent upon its securing additional contracts from OEM partners such as Apple and Zenith, increasing revenues through its domestic and international distributors and reducing expenses as a percentage of net sales. The Company does not have any significant commitments for capital expenditures. Management anticipates those expected funds to be generated during 1997 through its present business model, and additional funds that may be received from debt or equity financing will be sufficient to fund operations for at least 12 months.

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

     Future Capital Needs. At June 30, 1997, the Company had working capital of $974,158, cash and cash equivalents of $1,262,546 and was fully drawn on its line of credit (approximately $800,000 at June 30, 1997) with its bank and its $1.5 million term note with an unaffiliated lender. Historically, the Company has been required to meet its short- and long-term cash needs through debt and the sale of Common Stock in private placements in that cash flow from operations has been insufficient. During 1996, the Company received approximately $6,116,000 in net proceeds from the exercise of warrants, stock options and the sale of Common Stock. During the six month period ended June 30, 1997, the Company received approximately $1,997,000 in net proceeds from the exercise of warrants, stock options and the sale of Common Stock.

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

         Reliance on Major Customers. For the six months ended June 30, 1997, approximately 26% of the Company's revenues were derived from the sales to Ingram Micro D, a national distributor, and approximately 5% were derived from sales to Zenith Electronics, Inc. ("Zenith"). Management expects those sales to Zenith and Ingram will continue to represent a significant percentage of the Company's future revenues. In October 1996, the Company entered into a two-year exclusive agreement with Zenith, under which Zenith must purchase at least $12,000,000 of PC-to-TV conversion products in 1997 and at least $30,000,000 of these products in 1998 in order to maintain exclusivity. For the nine months ended June 30, 1997, the Company shipped approximately $733,000 of PC-to-TV products to Zenith and projects that total shipments through December 31, 1997 will be less than the $12 million contract minimum. As a result, the Company and Zenith are reviewing an amendment to the original Agreement that would establish revised minimum purchases for Zenith and the removal of the exclusivity sales provision. There can be no assurances, however, that Zenith will agree to the proposed amendment to the original Agreement or that Zenith will purchase the minimums per the original Agreement. Further, if the contract were to be terminated by Zenith, there would be a material adverse effect to the Company and its business.

      For the six months ended June 30, 1997, approximately 16%, of the Company's net sales were derived from sales of the Company's L-TV product to Apple Computer, Inc. ("Apple"). The sales were pursuant to volume orders from Apple for shipment in the first, second and third quarters of 1997. The Company believes that in 1997, Apple will be a major customer. Although the orders are irrevocable and non-cancelable, no assurances can be given that Apple will take delivery on the products or continue to order products from the Company.

         History of Operating Losses. The Company has experienced limited profitability since its inception and at June 30, 1997, had an accumulated deficit of $20,177,350. Although the Company reported net income of $248,183 for the six month period ended June 30, 1997, there can be no assurance that the Company will remain profitable during the remainder of 1997.

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

         At the meeting,  the stockholders  acted upon the following  proposals:
(i) election of two Class III directors; (ii) approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 25,000,000 shares and (iii) ratification of the firm of Wolf & Company, P. C. as independent auditors. All of the above matters were approved by the stockholders.

         Votes  "For"   represent   affirmative   votes  and  do  not  represent
abstentions or broker non-votes. In cases where a signed proxy was submitted without direction, the shares represented by proxy were voted "For" each proposal in the manner disclosed in the Proxy Statement and Proxy. The voting results were as follows:


I. Election Of Directors
                                       FOR          AGAINST    WITHHOLD
                                      ------        -------    ---------
U. Haskell Crocker                  10,659,834         0         41,912
Daniel Shaver                       10,659,759         0         41,987

II. Amendment to Certificate of Incorporation

                                    FOR             AGAINST         ABSTAIN
                                   ------         -------------    ---------
                                  10,289,773         368,514        43,459

III. Ratification of Independent Auditors

                                    FOR             AGAINST         ABSTAIN
                                   ------          -------------   ----------
                                  10,622,680          29,957        49,109

ITEM 5.  OTHER INFORMATION

Appointment of New President

         Effective April 21, 1997, the Board of Directors appointed Mr. Brett A. Moyer as President and Chief Operating Officer of the Company. For the past 10 years, Mr. Moyer served in various capacities with Zenith Electronics Corporation. Most recently, Mr. Moyer was Vice President and General Manager of Zenith Commercial Products Division, where he directed sales and marketing activities of television and projection systems for education, hospitality, healthcare, and professional markets. He also previously served as Vice President of Sales Planning and Operations at Zenith where he was responsible for forecasting, customer service, distribution, MIS and regional credit operations.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       The following exhibits are filed herewith:

3.1      Certificate of Amendment to Certificate  of  Incorporation  dated July,
         25, 1997.

4.1      Certificate of Warrant Adjustment dated August 13, 1997.

10.1     Loan Document Modification Agreement No. 6 dated as of  March 7, 1997.

10.2 Amended and Restated Promissory Note dated as of March 7, 1997 in favor of Silicon Valley Bank

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


                            FOCUS Enhancements, Inc.




    November 12, 1997        By: /s/ Thomas L. Massie
                                  Thomas L. Massie
                                  Chief Executive Officer and
                                  Chairman of the Board
                                  (Principal Executive Officer)



    November 12, 1997        By: /s/ Harry G. Mitchell
                                  Harry G. Mitchell
                                  Senior Vice President,
                                  Chief Financial Officer and Treasurer
                                  (Principal Accounting Officer)