Form 10QSB
period 1997-09-30
FOCUS ENHANCEMENTS INC
filed 1997-11-14
CIK 884719

FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X No_____

As of September 30, 1997, there were outstanding 13,816,516 shares of Common Stock, $.01 par value per share.

                            FOCUS ENHANCEMENTS, INC.
                                   FORM 10-QSB

                                QUARTERLY REPORT
                               September 30, 1997

                                TABLE OF CONTENTS

                                                                       Page

Facing Page                                                              1

Table of Contents                                                        2

PART I. FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements:

           Consolidated Balance Sheets at September 30, 1997
           and December 31, 1996                                        3

           Consolidated Statements of Operations
           for the Three Months Ended September 30, 1997
           and 1996                                                     4

           Consolidated Statement of Operations
           for the Nine Months Ended September 30, 1997
           and 1996                                                     5

           Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30, 1997
           and 1996                                                     6

           Notes to Consolidated Financial Statements                  7-10

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        11-19

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                           20
     Item 2. Changes in Securities                                       20
     Item 3. Defaults Upon Senior Securities                             20
     Item 4. Submission of Matters to a Vote of Security Holders         20
     Item 5. Other Information                                           20
     Item 6. Exhibits and Reports on Form 8-K                            21

SIGNATURES                                                               22


                                            FOCUS ENHANCEMENTS, INC.
                                           CONSOLIDATED BALANCE SHEETS
                                                   (UNAUDITED)


                                                     ASSETS

                                                                                  September 30,     December 31,
                                                                                       1997            1996
                                                                                 --------------    -------------
Current Assets:
     Cash and cash equivalents                                                     $  2,492,705    $    413,894
     Securities - Available for Sale                                                    595,000            --
     Accounts receivable, net of allowances of $802,494 and $488,605                  7,728,398       3,213,565
     Inventories                                                                      2,582,754       1,975,381
     Prepaid expenses and other current assets                                          415,245         243,829
                                                                                   ------------    ------------
       Total current assets                                                          13,814,102       5,846,669

Property and equipment, net                                                             970,493         483,591
Other assets, net                                                                       154,982         110,001
Goodwill, net                                                                         1,304,089       1,467,106

                                                                                   ------------    ------------
       Total assets                                                                $ 16,243,666    $  7,907,367

                                                                                   ============    ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                                 $  2,249,122    $  2,517,458
     Obligations under capital leases                                                   136,718         124,132
     Accounts payable                                                                 5,225,828       3,584,284
     Accrued liabilities                                                              1,042,092         628,304
                                                                                   ------------    ------------
       Total current liabilities                                                      8,653,760       6,854,178

Deferred Income                                                                          84,212              --
Obligations under capital leases                                                         87,908          80,666
                                                                                   ------------    ------------

       Total liabilities                                                              8,825,880       6,934,844
                                                                                   ------------    ------------

Commitments

Stockholders' equity
     Preferred stock, $.01 par value;  3,000,000 shares authorized;  none issued
     Common stock, $.01 par value; 25,000,000 shares authorized,
       13,816,516 and 11,301,845 shares issued and outstanding at
       September 30, 1997 and December 31, 1996 respectively                            138,165         113,018
     Additional paid-in capital                                                      27,043,064      21,285,037
     Accumulated deficit                                                            (19,763,443)    (20,425,532)
                                                                                   ------------    ------------
       Total stockholders' equity                                                     7,417,786         972,523
                                                                                   ------------    ------------

       Total liabilities and stockholders' equity                                  $ 16,243,666    $  7,907,367
                                                                                   ============    ============

              The accompanying notes are an integral part of the consolidated financial statements.

                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three Months Ended
                                           September 30,     September 30,
                                               1997              1996
                                           ------------      -------------

Net sales                                  $ 6,913,013       $ 3,327,228
Cost of goods sold                           4,764,299         3,479,135
                                           -----------       -----------
      Gross profit (loss)                    2,148,714          (151,907)
                                           -----------       -----------

Operating expenses:
      Sales, marketing and support           1,147,392           940,860
      General and administrative               525,361         1,960,508
      Research and development                 331,318           532,319
      Purchased research and development            --         2,000,000
                                           -----------       -----------
          Total operating expenses           2,004,071         5,433,687
                                           -----------       -----------

Income (loss) from operations                  144,643        (5,585,594)

Interest expense, net                          (72,466)          (65,504)
Other income (expense)                         351,279                --
                                           -----------       -----------

Income before income taxes                     423,456        (5,651,098)

Income tax expense                               9,550             6,541
                                           -----------       -----------
Net income (loss)                          $   413,906       $(5,657,639)
                                           ===========       ===========

Net income (loss) per common share
          Primary                          $      0.03       $     (0.60)
                                           ===========       ===========
          Fully Diluted                    $      0.03       $     (0.60)
                                           ===========       ===========

Weighted average common and common
      equivalent shares outstanding
          Primary                           14,582,324         9,476,462
                                           ===========       ===========
          Fully Diluted                     15,172,554         9,476,462
                                           ===========       ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Nine Months Ended
                                              Sept 30,          Sept 30,
                                                1997              1996
                                           ------------       ------------

Net sales                                  $ 17,839,430       $ 11,498,362
Cost of goods sold                           12,089,949         11,193,421
                                           ------------       ------------
      Gross profit                            5,749,481            304,941
                                           ------------       ------------

Operating expenses:
      Sales, marketing and support            3,112,609          2,917,645
      General and administrative              1,384,928          3,192,833
      Research and development                  763,156          1,150,260
      Purchased research and development           --            2,000,000
                                           ------------       ------------
          Total operating expenses            5,260,693          9,260,738
                                           ------------       ------------

Income (loss) from operations                   488,788         (8,955,797)

Interest expense, net                          (209,109)          (235,607)
Other income (expense)                          395,110            (12,792)
                                           ------------       ------------

Income (loss) before income taxes               674,789         (9,204,196)

Income tax expense                               12,700             16,541
                                           ------------       ------------
Net income (loss)                          $    662,089       $ (9,220,737)
                                           ============       ============

Net income (loss) per common share
          Primary                          $       0.05       $      (1.09)
                                           ============       ============
          Fully Diluted                    $       0.05       $      (1.09)
                                           ============       ============

Weighted average common and common
      equivalent shares outstanding
          Primary                            12,787,591          8,477,011
                                           ============       ============
          Fully Diluted                      13,031,965          8,477,011
                                           ============       ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.


                                          FOCUS ENHANCEMENTS, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)

                                                                                  Nine Months Ended
                                                                          September 30,       September 30,
                                                                              1997                1996
                                                                         --------------      --------------

Cash flows from operating activities:
      Net income (loss)                                                  $   662,089         $(9,220,737)
      Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization                                       301,267           1,747,824
         Purchased research and development                                       --           2,000,000
         Gain on forgiveness of accounts payable                            (125,427)                 --
         Deferred Income                                                      84,212                  --
         Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable                  (4,514,833)         (2,997,584)
              (Increase) decrease in notes receivable                             --             (37,957)
              (Increase) decrease in marketable securities                  (595,000)                 --
              Decrease (increase) in inventories                            (607,373)            108,950
              Decrease (increase) in prepaid expenses and other assets      (217,546)            109,361
              Increase (decrease) in accounts payable                      1,766,971           1,697,341
              Increase (decrease) in accrued liabilities                     413,788           1,025,616
                                                                         -----------         -----------

         Net cash used in operating activities                            (2,831,852)         (5,567,186)
                                                                         -----------         -----------

Cash flows from investing activities:
      Purchase of property and equipment                                    (534,932)            (78,207)
      Net proceeds from sale of fixed assets                                     800                  --
      Net proceeds from acquisition of TView, Inc.                                --              27,248
                                                                         -----------         -----------

         Net cash used in investing activities                              (534,132)            (50,959)
                                                                         -----------         -----------

Cash flows from financing activities:
      Payments on notes payable                                             (268,336)         (1,090,000)
      Payments under capital lease obligations                               (70,043)           (117,986)
      Net proceeds from private offerings of common stock                  5,650,099           4,363,538
      Net proceeds from exercise of common stock options and warrants        133,075             994,766
                                                                         -----------         -----------

         Net cash provided by financing activities                         5,444,795           4,150,318
                                                                         -----------         -----------

Net increase (decrease) in cash and cash equivalents                       2,078,811          (1,467,827)

Cash and cash equivalents at beginning of period                             413,894           2,140,043
                                                                         -----------         -----------

Cash and cash equivalents at end of period                               $ 2,492,705         $   672,216
                                                                         ===========         ===========


            The accompanying notes are an integral part of the consolidated financial statements.

                            FOCUS ENHANCEMENTS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The consolidated financial statements of FOCUS Enhancements, Inc. ("the Company") as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Lapis Technologies, Inc., TView, Inc., FOCUS Enhancements b. v. and Focus Networking, Inc. In the opinion of management, the consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of the interim periods. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for any future period.

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

         In addition, the Company also recorded at December 31, 1996 additional reserves, totaling approximately $400,000, for potential stock balancing and other product return transactions. Although the Company provided allowances for potential uncollectible amounts, estimated future returns, exchanges and price protection credits prior to the restatement, it did not provide for returns resulting from stock balancing transactions as required by generally accepted accounting principles. As a result of the Company's discussions with the NASDAQ Stock Market, management agreed to provide additional reserves for estimated returns resulting from stock balancing transactions and amended its revenue recognition accounting policy.

         The impact of the restatement on the Company's Consolidated Balance Sheet as of December 31, 1996 is summarized as follows:

                                                Year Ended December 31, 1996
                                               -------------------------------
                                                    As                 As
                                                 Reported           Restated

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


3.       ACCOUNTING POLICY

         Securities-Available For Sale

         Securities-available for sale consist of shares of common stock carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity.

4.       NET INCOME (LOSS) PER SHARE

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

         The Company has elected to disclose pro forma EPS amounts computed using this Statement, as follows:

                                                   Three Months Ended September 30,
                                -----------------------------------------------------------------------
                                                1997                                   1996
                                                ----                                   ----
                                       Shares            Per Share           Shares            Per Share
                                                          Amount                                 Amount
        Basic EPS                    14,582,324            $.03             9,476,462            $(.60)
                                     ==========            ====             =========            =====

        Diluted EPS                  15,172,554            $.03             9,476,462            $(.60)
                                     ==========            ====             =========            =====
                                                   Nine Months Ended September 30,
                                -----------------------------------------------------------------------
                                                1997                                   1996
                                                ----                                   ----
                                       Shares            Per Share           Shares            Per Share
                                                          Amount                                 Amount
        Basic EPS                    12,787,591            $.05             8,477,011           $(1.09)
                                     ==========            ====             =========            =====

        Diluted EPS                  13,031,965            $.05             8,477,011           $(1.09)
                                     ==========            ====             =========            =====

5.       INCOME TAXES

         The Company has utilized its net operating loss carryforwards in estimating its provision for income taxes in the three and nine month periods ended September 30, 1997.

6.       INVENTORIES

         Inventories consist of the following:


                          September 30,        December 31,
                              1997                1996
                          -------------        ------------

Finished goods             $1,883,196           $1,555,812
Raw materials                 699,558              419,569
                           ----------           ----------
                           $2,582,754           $1,975,381
                           ==========           ==========

7.       NOTES PAYABLE

         Lines of Credit, Banks. The Company maintains a revolving line of credit with a bank, which is fully drawn as of September 30, 1997. Borrowings under the line are payable upon demand and are collateralized by all of the assets of the Company, except as noted below. Borrowings, aggregating $750,000 at September 30, 1997, bear interest at the bank's prime rate plus 1% (9.5% at September 30, 1997) and are personally guaranteed by an investor. In March 1997, the line of credit was extended to March 8, 1998.

         On September 18, 1997, the Company repaid another line of credit in the amount of $197,458, plus accrued interest.

         Term Line of Credit. At September 30, 1997, the Company owed $1,500,000 to an unrelated individual under a term line of credit originated in October 1994 in the principal amount of $2,500,000. Borrowings under the line of credit were made pursuant to a promissory note that was due on March 31, 1997 and was not paid. The Company is in the process of renegotiating the terms and expiration date of this loan with the lender. In the event that the unaffiliated lender does not extend the due date, the Company would be required to pay the amounts outstanding from working capital or from equity or debt financing.

8.       SALE OF NETWORKING DIVISION

         Effective September 30, 1997, the Company sold its line of computer connectivity products to Advanced Electronic Support Products, Inc. (AESP). Consideration for this purchase totaled 189,701 shares of AESP common stock. Included in the sale were FOCUS Enhancements networking division's U. S. and European customer list and the rights to use the Focus Networking brand name to market the existing FOCUS computer connectivity product line as well as certain of AESP's complementary products. In connection with this transaction, the Company recorded other non-operating income in the amount of $348,727, securities available for sale in the amount of $595,000 (discounted 15% to reflect restricted common stock), and deferred income of $71,712. In addition the Company sold networking inventory to AESP in the amount of $159,000 at cost.

         Mr. William Coldrick, a director of the Company, is also a director of AESP. The Company's Board of Directors, with Mr. Coldrick abstaining, relied on the opinion of an independent valuation firm in determining that the sale price was fair to the Company from a financial point of view.

9.       COMMON STOCK TRANSACTIONS

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

         On September 10, 1997, the Company completed a financing of approximately $3,810,000 in gross proceeds from the sale of 1,000,000 shares of Common Stock in a private placement to the Smith Barney Fundamental Value Fund, Inc. In the event that the last sale price of the Company's Common Stock is less than $3.00 per share for 20 consecutive trading days during the 12 month period following the closing, the Company will also issue seven year warrants to purchase 333,000 shares of Common Stock exercisable at $3.00 per share. The shares issued and issuable as part of this transaction will be registered on a Form S-3 registration statement to be filed with the Securities and Exchange Commission no later than 90 days from the closing date of the financing. Fees and expenses associated with this offering amounted to approximately $190,000, yielding net proceeds of $3,620,000. In connection with this transaction, the Board of Directors authorized the grant to the Placement Agent of warrants to purchase 100,000 shares of the Company's Common Stock at $6.00 per share exercisable for a period of five years.

10.      REDEEMABLE COMMON STOCK PURCHASE WARRANTS

         The Company has filed with the Securities and Exchange Commission a post-effective amendment on Form S-3 to the registration statement on Form SB-2, declared effective February 19, 1996 relating to the shares of Common Stock issuable upon exercise of the Company's Redeemable Common Stock Purchase Warrants (the "Warrants"). Upon being declared effective by the Commission of which there can be no assurance, the shares issuable upon exercise of the Warrants will be fully transferable under the Securities Act of 1933, as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following information should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB/A-1 for the year ended December 31, 1996.

         The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-QSB which are not historical facts constitute forward looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Each forward looking statement should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1, of this Quarterly Report and with the information contained in Item 2, including, but not limited to, "Certain Factors That May Affect Future Results" contained herein, together with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB/A-1 for the year ended December 31, 1996, including, but not limited to, the section therein entitled "Certain Factors That May Affect Future Results."

RESULTS OF OPERATIONS

             Three-Month Period Ended September 30, 1997 As Compared
              With The Three-Month Period Ended September 30, 1996

Net Sales

         Net sales for the three-month period ended September 30, 1997 ("Q3 97") were $6,913,013 as compared with $3,327,228 for the three-month period ended September 30, 1996 ("Q2 96"), an increase of $3,585,785 or 108%. The growth in net sales is attributed to orders from new customers and increased product awareness and acceptance of the Company's PC-to-TV products. Specifically, net sales in Q3 97 to the Company's US resellers increased 194% to $2,702,000 from $918,000 in Q3 96. Net sales to US resellers include net sales totalling $1,126,000 to Ingram Micro D ("Ingram") representing 16% of total net sales in Q3 97. Net sales to international resellers rose 34% to $752,000 from $562,000 for the same quarter in 1996. Net sales from OEM/Licensing customers increased 87% to $3,459,000 in Q3 97 from $1,847,000 for the same quarter in 1996.
OEM/Licensing revenues include sales to SCI Systems, Inc. ("SCI") totalling $1,666,000 and sales to Zenith Electronics, Inc. ("Zenith") totalling $1,471,000 or 48% and 43% respectively, of total OEM/Licensing sales. In Q3 97, sales to Zenith and SCI represented 20% and 24% respectively, of total sales in the quarter as compared to 12% and 0% respectively, of total sales in Q3 96.

         As of September 30, 1997, the Company had a sales order backlog of approximately $2.7 million.

Cost of Goods Sold

         Cost of goods sold were $4,764,299 or 69% of net sales, for the three-month period ended September 30, 1997, as compared with $3,479,135 or 105% of net sales, for the three-month period ended September 30, 1996, an increase in absolute dollars of $1,285,164 or 37%. The Company's gross profit margins for Q3 97 and Q3 96 were 31% and (5)%, respectively. The increase in cost of goods sold in absolute dollars is due principally to the increased sales volume of the Company's PC-to-TV products. Cost of goods sold as of September 30, 1996 included approximately $300,000 of inventory refurbishment costs associated with the Company's graphics/connectivity products for Apple's PowerBook 190 and 5300 laptop computers and increased inventory reserves for inventory obsolescence of approximately $400,000.

Sales, Marketing and Support Expenses

         Sales, marketing and support expenses were $1,147,392 or 16.5% of net sales, for the three-month period ended September 30, 1997, as compared with $940,860, or 28% of net sales, for the three-month period ended September 30, 1996, an increase of $206,532 or 22%. The increase in absolute dollars is due primarily to increased sales commissions as a result of increased sales from period to period and, an increase in advertising and trade show events as well as increased domestic channel expansion efforts.

General and Administrative Expenses

         General and  administrative  expenses for the three-month  period ended
September 30, 1997 were $525,361 or 7.5% of net sales, as compared with $1,960,508, or 59% of net sales for the three-month period ended September 30, 1996, a decrease of $1,435,147 or 73%. The decrease in absolute dollars is due primarily to a Q3 96 write down of intangibles of approximately $1,237,000 associated with the Company's prior acquisitions of Lapis and Inline.

Research and Development Expenses

         Research and development expenses for the three-month period ended September 30, 1997 were $331,318, or 5% of net sales, as compared to $532,319, or 16% of net sales, for three-month period ended September 30, 1996, a decrease of $201,001 or 38%. The decrease is due principally to reductions in consulting expenses of $67,000, product refurbishment costs of $100,000, and other cost reductions initiated by management.

Purchased Research and Development

         On September 30, 1996, the Company completed its acquisition of TView, Inc. in a purchase transaction for approximately $2,570,000. The Company issued $2,000,000 in FOCUS Enhancements, Inc. Common Stock and assumed net liabilities of approximately $570,000. As a result of the acquisition, the Company charged $2,000,000 to operations, representing the portion of the purchase for in-process research and development for the technology purchased.

Interest Expense, Net

         Net interest expense for the three-month period ended September 30, 1997 was $72,466, or 1% of net sales, as compared to $65,504, or 2% of net sales, for the three-month period ended September 30, 1996, an increase of $6,692, or 10%. The increase is primarily attributable to fees incurred for the extension of the Company's revolving line of credit.

Other Income (Expense)

         Other Income (Expense) for the three-month period ended September 30, 1997 was $351,279 as compared to $0, for the three-month period ended September 30, 1996. Other income includes $55,224 for certain forgiveness of vendor debt and $348,727 from the sale of the Company's networking division offset by $52,672 of other expenses.

Net Income

         For the quarter ended September 30, 1997, the Company reported net income of $413,906, or $0.03 per share, as compared to a net loss of $(5,657,639), or $(.60) per share, for the quarter ended September 30, 1996.

Results of Operations

             Nine-Month Period Ended September 30, 1997 As Compared
               With The Nine-Month Period Ended September 30, 1996

Net Sales

         Net sales for the nine-month period ended September 30, 1997 (the "97 Period") were $17,839,430 as compared with $11,498,362 for the nine-month period ended September 30, 1996 (the "96 Period"), an increase of $6,341,068 or 55%. The growth in net sales is attributable primarily to increased orders from global reseller customers as a result of increased product awareness and acceptance of the Company's PC-to-TV products. Specifically, in the 97 Period net sales to the Company's US resellers increased 72% to $9,138,000 from $5,321,000 in the 96 Period. Net sales to US resellers include net sales totalling $3,969,000 to Ingram representing 22% of total net sales in the 97 Period. In the 96 Period, net sales to Ingram totalled $1,741,000 or 15% of total net sales. Net sales to international resellers in the 97 Period declined
(3)% to $2,170,000 from $2,229,000 for the same period in 1996. Net sales from OEM/Licensing customers increased 65% to $6,531,000 in the 97 Period from $3,948,000 for the same period in 1996. The increase in OEM/Licensing revenues reflects primarily the increase in sales to SCI and to Apple Computer, Inc. ("Apple") during Q2 and Q3 97 and to Zenith during Q3 97. In the 97 Period, net sales to SCI represented 19% of total net sales as compared to no sales during the comparable period in 1996. In the 97 Period, net sales to Zenith represented 11% of the Company's revenues as compared to 28% of revenues in the comparable period in 1996.

Cost of Goods Sold

         Cost of goods sold were $12,089,949 or 68% of net sales, for the nine-month period ended September 30, 1997, as compared with $11,193,421 or 97% of net sales, for the nine month period ended September 30, 1996, an increase of $896,528 or 8%. The cost of goods sold for September 30, 1996 includes a write down and refurbishment of inventory, in the amount of approximately $700,000, related to the Company's graphics/connectivity products for the Apple PowerBook 190 and 5300. The Company's gross profit margins for the 97 Period and the 96 Period were 32% and 3% of net sales, respectively. The gross profit margin for the 97 Period represents the approximate margins achievable for the Company's PC-to-TV products with the present mix of sales to global resellers and OEM accounts.

Sales, Marketing and Support Expenses

         Sales, marketing and support expenses were $3,112,609 or 17% of net sales, for the nine-month period ended September 30, 1997, as compared with $2,917,645 or 25% of net sales, for the nine-month period ended September 30, 1996, an increase of $194,964 or 7%. The increase in absolute dollars is due primarily to the combination of increased payroll expenses for domestic sales, marketing and customer service departments and increased sales commission expenses as a result of increased sales from period to period partially offset by decreased costs in direct display advertising, mail order promotional expenditures, and trade show events.

General and Administrative Expenses

         General and administrative expenses for the nine-month period ended September 30, 1997 were $1,384,928 or 8% of net sales, as compared with $3,192,833 or 28% of net sales for the nine-month period ended September 30, 1996, a decrease of $1,807,905 or 57%. The decrease is due primarily to a Q3 96 write down of intangibles of approximately $1,273,000 associated with the Company's acquisition of Lapis and Inline, and a reduction in 1997 audit, legal, consulting, and utilities, of approximately $350,000.

Research and Development Expenses

         Research and development expenses for the nine-month period ended September 30, 1997 were $763,156, or 4% of net sales, as compared to $1,150,260, or 10% of net sales, for the nine-month period ended September 30, 1996, a decrease of $387,104 or 34%. The decrease is due principally to a reduction in consulting expenses of $110,000, product refurbishment of $100,000, product tooling and testing of $67,000 and other net reductions in company wide engineering costs. During the nine months ended September 1997, FOCUS completed the development of the ASIC relating to the Company's PC-to-TV products. The engineering in-process costs to manufacture the ASIC masks during this period, amounting to approximately $220,000, have been capitalized as a fixed asset and will be amortized over the expected life of the ASIC technology, with licensing and product revenues.

Purchased Research and Development

         On September 30, 1996, the Company completed its acquisition of TView, Inc. in a purchase transaction for approximately $2,570,000. The company issued $2,000,000 in FOCUS Enhancements, Inc. Common Stock and assumed net liabilities of approximately $570,000. As a result of the acquisition, the Company charged $2,000,000 to operations, representing the portion of the purchase for in process research and development for the technology purchased.

Interest Expense, Net

         Net interest expense for the nine-month period ended September 30, 1997 was $209,109, or 1.2% of net sales, as compared to $235,607 or 2% of net sales, for the nine-month period ended September 30, 1996, a decrease of $26,490, or 11%. Interest expense decreased in absolute dollars due to the reduction in the principal amount outstanding of a note payable to an unrelated investor from $2.5 million to $1.5 million during Q1 96, and due to the reduction of the Company's line of credit from $900,000 at September 30, 1996 to $750,000 as of September 30, 1997. In addition, expenses related to the issuance of warrants to lenders in 1995 and 1996 are included in interest expense for the period ended September 30, 1996.

Other Income (Expense)

         For the nine-month period ended September 30, 1997, the Company realized other income of $395,110, primarily as a result of the recognized gain on the sale of the Company's networking division for $348,727 and the recognition of vendor forgiveness of $125,427 offset by $79,044 of other expenses. For the nine month period ended September 30, 1996, the Company incurred other expenses of $(12,792).

Net Income (Loss)

         For the nine months ended September 30, 1997, the Company reported net income of $662,089, or $0.05 per share, as compared to a net loss of $(9,220,737), or $(1.09) per share, for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the nine-month period ended September 30, 1997 and 1996 was $2,831,832 and $5,567,186, respectively. In the 97 Period, net cash used in operating activities consisted primarily of an increase in accounts receivable and inventory of $4,514,833 and $607,373, respectively. This was offset by an increase in accounts payable of $1,766,971, depreciation and amortization (non-cash charge) of $301,267, and net income of $662,089. As of September 30, 1997, Ingram, Zenith and SCI represented approximately 31%, 19% and 13%, respectively, of accounts receivable. For the same period in 1996, net cash used in operations consisted primarily of a net loss of $(9,220,737) and an increase in accounts receivable of $2,997,584. The 1996 uses were partially offset by increased accounts payable and accrued liabilities totaling $2,722,957 as well as depreciation and amortization/non-cash charge of $1,747,824.

         Net cash used in investing activities for the nine month period ended September 30, 1997 and 1996 was $534,132 and $50,959, respectively due to the purchase of property and equipment.

         Net cash from financing activities for the nine-month period ended September 30, 1997 and 1996 was $5,444,795 and $4,150,318, respectively. In the 97 Period, the Company received $5,650,099 in net proceeds from private offerings of Common Stock and $133,075 from the exercise of common stock options and warrants. The Company's financing proceeds were offset by payments on notes payable and capital lease obligations. During Q3 97, the Company repaid $197,458 on another revolving line of credit. In the same period in 1996, the Company received $4,363,538 in net proceeds from private offerings of Common Stock and $994,766 from the exercise of common stock options and warrants. The Q3 96 financing proceeds were offset by $1,207,986 in payments on notes payable and capital lease obligations.

         As  of  September  30,  1997,  the  Company  had  working   capital  of
$5,160,342, as compared to a working capital deficiency of $(1,007,509) at December 31, 1996, an increase of $6,167,851. The Company's cash position increased to $2,492,705 at September 30, 1997, an increase of $2,078,811, or 502%, over amounts at December 31, 1996.

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

         On September 10, 1997, the Company completed a financing of approximately $3,810,000 in gross proceeds from the sale of 1,000,000 shares of Common Stock in a private placement to the Smith Barney Fundamental Value Fund, Inc. In the event that the last sale price of the Company's Common Stock is less than $3.00 per share for 20 consecutive trading days during the 12 month period following the closing, the Company will also issue seven year warrants to purchase 333,000 shares of Common Stock exercisable at $3.00 per share. The shares issued and issuable as part of this transaction will be registered on a Form S-3 registration statement to be filed with the Securities and Exchange Commission no later than 90 days from the closing date of the financing. Fees and expenses associated with this offering amounted to approximately $190,000, yielding net proceeds of $3,620,000. In connection with this transaction, the Board of Directors authorized the grant to the Placement Agent of warrants to purchase 100,000 shares of the Company's Common Stock at $6.00 per share exercisable for a period of five years.

         Although the Company has been successful in the past in raising sufficient capital to fund its operations, there can be no assurance that the Company will achieve sustained profitability or obtain sufficient financing in the future to provide the liquidity necessary for the Company to continue operations.

         As of September 30, 1997, the Company has an accumulated deficit of approximately $19.8 million. The report of the independent accountants on the Company's financial statements as of and for the year ended December 31, 1996 included an explanatory paragraph to the effect that the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve its fiscal 1997 operating plan, including the achievement of sustained profitability, and obtaining additional sources of financing. In 1995 and 1996, the Company redefined its operating model to achieve profitability by discontinuing sales of lower-margin, non-proprietary products, by focusing its marketing efforts on its higher-margin proprietary products, emphasizing sales to OEMs and expanding its distribution and reseller channels, limiting inventory levels and reducing operating costs. In 1997, the Company expects to continue to use this business model. The Company's ability to achieve continued profitability in 1997 is dependent upon its securing additional contracts from OEM partners such as Apple and Zenith, increasing revenues through its domestic and international distributors and reducing expenses as a percentage of net sales. The Company does not have any significant commitments for capital expenditures. Management anticipates that expected funds to be generated during 1997 through its present business model, and additional funds that may be received from debt or equity financing will be sufficient to fund operations for at least 12 months.

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

         Future Capital Needs. At September 30, 1997, the Company had working capital of $5,160,342, cash and cash equivalents of $2,492,705 and was fully drawn on its line of credit (approximately $750,000 at September 30, 1997) with its bank and its $1.5 million term note with an unaffiliated lender. Historically, the Company has been required to meet its short- and long-term cash needs through debt and the sale of Common Stock in private placements in that cash flow from operations has been insufficient. During 1996, the Company received approximately $6,116,000 in net proceeds from the exercise of warrants, stock options and the sale of Common Stock. During the nine month period ended September 30, 1997, the Company received approximately $5,783,174 in net proceeds from the exercise of warrants, stock options and the sale of Common Stock.

         The Company's future capital requirements will depend on many factors, including cash flow from operations, continued progress in its research and development programs, competing effectively in technological and market developments, and the Company's ability to market its products successfully. During 1997, the Company may be required to raise additional funds through equity or debt financing, of which there can be no assurance. Any equity financing could result in dilution to the Company's then-existing stockholders. Sources of debt financing may result in higher interest expense. Any financing, if available, may be on terms unfavorable to the Company. If adequate funds are not available, the Company may be required to curtail its activities significantly.

         Reliance on Major Customers. For the nine months ended September 30, 1997, approximately 22% of the Company's revenues were derived from the sales to Ingram Micro D ("Ingram"), approximately 19% of revenues were derived from sales to SCI, approximately 12% of revenues were derived from sales to Apple, and approximately 11% of revenues were derived from sales to Zenith. Management expects that sales to Ingram, SCI and Zenith will continue to represent a significant percentage of the Company's future revenues. In October 1996, the Company entered into a two-year exclusive agreement with Zenith, under which Zenith must purchase at least $12,000,000 of PC-to-TV conversion products in 1997 and at least $30,000,000 of these products in 1998 in order to maintain exclusivity. For the nine months ended September 30, 1997, the Company shipped approximately $1,987,000 of PC-to-TV products to Zenith and projects that total shipments through December 31, 1997 will be less than the $12 million contract minimum. As a result, under the terms of the agreement Zenith has ceased to be an exclusive OEM for the Company's PC-to-TV products in the television market.

         History of Operating Losses. The Company has experienced limited profitability since its inception and at September 30, 1997, had an accumulated deficit of $19,763,443. Although the Company reported net income of $662,089 for the nine-month period ended September 30, 1997, there can be no assurance that the Company will remain profitable during the remainder of 1997.

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

         Limited Availability of Capital under Credit Arrangements with Lenders. The Company maintains a line of credit with Silicon Valley Bank, which was fully drawn as of September 30, 1997. At December 31, 1996, the Company was in violation of certain debt covenants relating to the line of credit. In March 1997, the Company received a waiver of the covenants from the bank, a revision of the loan covenants and an agreement to extend the line until March 1998. As of September 30, 1997, approximately $750,000 is owed to the bank under the line of credit.

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

         Reliance on Single Vendor. In the nine months ended September 30, 1997, approximately 68% of the components for the Company's products were secured and manufactured on a turnkey basis by a single vendor, Pagg Corporation. In the event that the vendor was to cease supplying the Company, management believes there are alternative vendors for the components for the Company's products. However, the Company would experience short-term delays in the shipment of its products.

         Dependence on Timely Delivery of the FOCUS Scan 300 Chip. In the third quarter of 1997, the Company completed development of an ASIC called the FOCUS Scan 300 Chip which the Company expects to incorporate into all of its next generation PC-to-TV video-graphics products. The Company is relying on an outside vendor to manufacture its requirements for the Chip that it intends to ship in Q4 97. A significant portion of the Company's anticipated revenues and gross margins for Q4 1997 are dependent on timely delivery of sufficient quantities of the FOCUS Scan 300 Chip in order to fill pending orders. In the event that the Company does not receive sufficient quantities of the chip to fill orders, the Company's revenues and profitability for 1997 could be adversely effected.

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

         Competition. The Windows and MAC OS markets are extremely competitive. The Company currently competes with other developers of PC-to-TV conversion products and with video-graphic integrated circuit developers. Many of the Company's competitors have greater market recognition and greater financial, technical, marketing and human resources than the Company. Although the Company is not currently aware of any announcements by its competitors that would have a material impact on the Company or its operations, there can be no assurance that the Company will be able to compete successfully against existing companies or new entrants to the marketplace.

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

         Protection of Proprietary Information. Although the Company has filed three patents and is in the process of filing two additional patents in the fourth quarter of 1997 with respect to its PC-to-TV video-graphics products, the Company does not currently have any patents. The Company treats its technical data as confidential and relies on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets to protect its proprietary information. There can be no assurance that these measures will adequately protect the confidentiality of the Company's proprietary information or that others will not independently develop products or technology that are equivalent or superior to those of the Company. While it may be necessary or desirable in the future to obtain licenses relating to one or more of its products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not party to any pending legal proceedings, other than routine litigation that is incidental to the business, which would have a material adverse effect on the Company's financial position or results of operations for the nine month period ended September 30, 1997.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         In October 1994, the Company borrowed $2,500,000 from an unaffiliated lender under a term note due February 1, 1996. The term note accrues interest at the prime rate plus 2%, payable quarterly in arrears, and is collateralized by a second security interest in all the assets of the Company. At September 30, 1997, the Company owed $1,500,000 to the lender under the term note. This note was due on March 31, 1997 and was not paid. The Company is in the process of renegotiating the terms and expiration date of this loan with the lender.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

Sale of Common Stock

         On September 10, 1997, the Company completed a financing of approximately $3,810,000 in gross proceeds for the sale of 1,000,000 shares of Common Stock in a private placement to the Smith Barney Fundamental Value Fund, Inc. In the event that the last sales price of the Company's Common Stock is less than $3.10 per share for twenty consecutive trading days during the 12 month period following the closing, the Company will issue seven year warrants to purchase 333,000 shares of Common Stock exercisable at $3.00 per share. The shares issued and issuable as part of this transaction will be registered on a Form S-3 registration statement to be filed with the Securities and Exchange Commission no later than 90 days from the closing date of the financing. Fees and expenses associated with this offering amounted to approximately $190,000, yielding net proceeds of $3,620,000. In connection with this transaction, the Board of Directors authorized the grant to the Placement Agent of warrants to purchase 100,000 shares of the Company's Common Stock at $6.00 per share exercisable for a period of five years.

Sale of Networking Division

         Effective September 30, 1997, the Company sold its line of computer connectivity products to Advanced Electronic Support Products, Inc. (AESP). Consideration for this purchase totaled 189,701 shares of AESP common stock. Included in the sale were FOCUS Enhancements networking division's U. S. and European customer list and the rights to use the Focus Networking brand name to market the existing FOCUS computer connectivity product line as well as certain of AESP's complementary products. In connection with this transaction, the Company recorded other non-operating income in the amount of $348,727, securities available for sale in the amount of $595,000 (discounted 15% to reflect restricted common stock), and deferred income of $71,712. In addition the Company sold networking inventory to AESP in the amount of $159,000 at cost.

         Mr. William Coldrich, a director of the Company is also a director of AESP. The Company's Board of Directors, with Mr. Coldrich abstaining, relied on the opinion of an independent valuation firm in determining that the sale price was fair to the Company from a financial point of view.

Restatement of Financial Statements

         The Company issued its financial statements for the year ended December 31, 1996 in its annual report on Form 10-KSB, filed with the Securities and Exchange Commission ("SEC") on March 31, 1997. The Company issued financial statements for the quarter ended March 31, 1997 and June 30, 1997 in its Forms 10-QSB, filed with the SEC on May 15, 1997 and August 15, 1997, respectively. The financial statements for the year ended December 31, 1996 included the sale in the fourth quarter of 1996 of certain graphics/connectivity and other products to a barter exchange organization in exchange for $1,700,000 in value of barter credits. As a result of a review of the Company's financial statements conducted by The Nasdaq Stock Market in August 1997, the Company concluded that its recording of barter credits totaling approximately $1.2 million as "Other Assets" at December 31, 1996 was inconsistent with generally accepted accounting principles. The Company had recorded the barter credits as an asset based on the estimated fair value of the inventory exchanged which was determined by management's interpretation and application of the accounting literature. The Nasdaq Stock Market disagreed with management's application of the accounting literature, and as a result, in October 1997 the Company reduced the amount originally reported as "Other Assets" by approximately $1.2 million on its Consolidated Balance Sheet at December 31, 1996.

         In addition, the Company also recorded at December 31, 1996 additional reserves, totaling approximately $400,000, for potential stock balancing and other product return transactions. Although the Company provided allowances for potential uncollectible amounts, estimated future returns, exchanges and price protection credits prior to the restatement, it did not provide for returns resulting from stock balancing transactions as required by generally accepted accounting principles. As a result of the Company's discussions with the NASDAQ Stock Market, management agreed to provide additional reserves for estimated returns resulting from stock balancing transactions and amended its revenue recognition accounting policy.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a.       The following exhibits are filed herewith:


11       Statement Re: Computation of Per Share Earnings

99.1     Press  Release  dated  September  26,  1997  Regarding   Investment  by
         Travelers Group

99.2     Press  Release  dated  October  9, 1997  Regarding  Sale of  Networking
         Division

99.3     Press Release  dated,  October 20, 1997  Regarding  Restatement of 1996
         Results.


b. Reports on Form 8-K


During the quarter covered by this report, the following report on form 8-K was filed:


Date of Form 8-K                                  Summary of Item

September 10, 1997                   Registrant reported the sale of  1,000,000
                                     shares of the Company's Common Stock
                                     raising gross proceeds of $3,810,000.

The Company did not file any other reports during the quarter ended September 30, 1997.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FOCUS Enhancements, Inc.


     November 14, 1997                 By: /s/  Thomas L. Massie
                                              Thomas L. Massie
                                          Chief Executive Officer and
                                             Chairman of the Board
                                         (Principal Executive Officer)



     November 14, 1997                 By:   /s/  Harry G. Mitchell
                                                Harry G. Mitchell
                                              Senior Vice President,
                                       Chief Financial Officer and Treasurer
                                           (Principal Accounting Officer)