Form 10KSB
period 1997-12-31
FOCUS ENHANCEMENTS INC
filed 1998-03-31
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997, or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from                   to                  .
                                        -----------------    -----------------

                         Commission File Number 1-11860

                            FOCUS Enhancements, Inc.
                 (Name of Small Business Issuer in its Charter)

          Delaware                                     04-3186320
 (State or Other Jurisdiction of                  (I.R.S. Employer
 Incorporation or Organization)                    Identification No.)

       142 North Road
 Sudbury, Massachusetts                                 01776
(Address of Principal Executive Offices)             (Zip Code)

                                 (978) 371-2000
                (Issuer's Telephone Number, Including Area Code)

             Securities registered pursuant to Section 12(b) of Act:

                                                  NAME OF EXCHANGE
         TITLE OF EACH CLASS                      ON WHICH REGISTERED
       Common Stock, $.01 par value               NASDAQ
       Common Stock Purchase Warrant              NASDAQ

        Securities registered pursuant to Section 12(g) of the Act: None
                      ------------------------------------

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

Issuer's revenues for the fiscal year ended December 31, 1997 were $21,026,011. The aggregate market value of voting Common Stock held by non-affiliates of the Registrant was approximately $42,000,000 based on the closing bid price of the Registrant's Common Stock on March 12, 1998 as reported by NASDAQ ($2.875 per share).

As of March 12, 1998, there were 15,151,503 shares of Common Stock outstanding.

Document Incorporated by Reference:                                      Part
Proxy Statement for 1998 Annual Meeting of Stockholders                   III

                               TABLE OF CONTENTS


PART I
                                                                          Page
Item 1.   Business                                                          3
Item 2.   Properties                                                       12
Item 3.   Legal Proceedings                                                12
Item 4.   Submission of Matters to a Vote of Security Holders              12

PART II

Item 5.   Market for Registrant's Common Equity and
            Related Stockholder Matters                                    13
Item 6.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      14
Item 7.   Financial Statements                                            F-1
Item 8.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                       22

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons,
          Compliance with Section 16(a) of the Exchange Act                22
Item 10.  Executive Compensation                                           22
Item 11.  Security Ownership of Certain Beneficial Owners
            and Management                                                 22
Item 12.  Certain Relationships and Related Transactions                   22
Item 13.  Exhibits and Reports on Form 8-K                                 22

                                     PART I

ITEM 1.  BUSINESS

Business of the Company

         FOCUS Enhancements, Inc. (the "Company" or "FOCUS") internally develops, markets and sells worldwide a line of proprietary PC-to-TV video conversion products for PC's and Macintoshes(R). Based on an independent survey by Frost & Sullivan, the Company is an industry leader in the development and marketing of PC-to-TV video conversion products that make personal computers "TV-ready" and televisions "PC-ready."

         The Company's proprietary PC-to-TV video conversion products include video output devices marketed and sold under the Company's registered trademark "TView." All of the Company's PC-to-TV conversion products enable users to transmit at low-cost, high-quality, computer generated images from any DOS, Windows or Mac OS based personal computer to any television of any size with a standard RCA or S-Video interface. FOCUS' PC-to-TV technology provides sharp, flicker-free, computer-generated images on televisions for multimedia/business presentations, classroom/training sessions, game playing, collective viewing of computer applications, and Internet browsing.

         The Company markets and sells its FOCUS branded consumer products globally through a network of distributors, volume resellers, mail order, value-added resellers ("VARs") and original equipment manufacturers ("OEMs"). In North America, the Company markets and sells its products through national distributors such as Ingram Micro D, D & H, Academic and Nuvo; national volume resellers such as CompUSA, Computer City, Micro Center, Staples and through third party mail order companies such as MicroWarehouse, Multiple Zones, Global Direct, PC Connection and CDW.

         In addition, the FOCUS branded PC-to-TV products have been selected by leading personal computer manufacturers to be marketed with the use of their select brand of personal computers. Compaq and Toshiba have included the Company's PC-to-TV products on their selected market price lists and promote the FOCUS PC-to-TV products in their box materials.

         The Company also markets and sells its products internationally in over 30 countries by independent distributors in each country. These independent distributors market and sell the FOCUS branded products to retailers, mail order companies, and VARs in their respective countries.

         In addition to the FOCUS branded products, the Company markets, sells or licenses its proprietary PC-to-TV technology to television manufacturers such as Philips Consumer Electronics and Zenith Electronics, and to personal computer manufacturers such as Apple Computer. The Company is currently in discussions with several other PC manufacturers, television manufacturers, VGA chip developers and VGA card developers globally.

         The Company was founded in December 1991, as a Massachusetts corporation and was reincorporated in Delaware in April 1993. In December 1993, the Company acquired Lapis Technologies Inc. ("Lapis"), a developer of high-quality, low-cost Macintosh PC to TV video graphics products. Effective September 30, 1996, the Company consummated the acquisition of TView, Inc., a developer of PC-to-TV video conversion ASIC technology. This acquisition has played a major strategic role in allowing FOCUS to gain a major technological lead over competitors in the video scan conversion category and has positioned FOCUS as a leader in PC-to-TV video conversion technology. On September 30, 1997, the Company sold its line of computer connectivity products.

         The Company's principal executive offices are located at 142 North Road, Sudbury, Massachusetts 01776. Its research and development center is located at 9275 SW Nimbus Drive, Beaverton, Oregon 97008. The Company's European sales and marketing office, FOCUS Enhancements B.V., is located at Schipholweg 118, Kantorenhuis, 2316 XD Leiden, The Netherlands. The Company's general telephone number is (978) 371-2000 and its Worldwide Web address is http://www.focusinfo.com.

Business Strategy

         In 1995, the Company's long-term business strategy was refined to focus on the opportunities presented by the PC-to-TV convergence market and by the emergence of new computing platforms often referred to as "Information Appliances." FOCUS has increased its research and development activities to sustain its technological leadership and to continue to grow its PC-to-TV product line. Management expects that this increased emphasis will provide additional third-party opportunities for OEM and licensing partnerships with PC manufacturers, television manufacturers, set top box developers, and VGA chip developers.

         According to a report on the market in the United States for PC-to-TV scan conversion products published by Frost & Sullivan in 1997, the size of the market is projected to grow from approximately $57 million in 1997 to $124 million in 2000 and $200 million by 2003. The report also projects an annual compound growth rate for the PC-to-TV conversion market of approximately 24 percent. In 1997, it was projected that 450,000 units of PC-to-TV products were sold, and it is expected that by 2000, there will be in excess of 1.4 million units sold.

         The Company has sought to address the growth in this market by acquiring Lapis in December 1993 and TView in September 1996. As part of the change in its strategic focus, the Company has also discontinued the sale of any products that were not targeted to the PC-to-TV video conversion marketplace, culminating in 1997 with the sale of its line of computer connectivity products.

         Since first introducing PC-to-TV video conversion products, the Company has shipped approximately 18,000 units in 1994, approximately 100,000 units in 1995, approximately 119,000 units in 1996, and approximately 225,000 units in 1997. According to the Frost & Sullivan survey, the Company's revenues of PC-to-TV video conversion products represent approximately 45% of all PC-to-TV video conversion product sales in North America.

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

         In addition, the FOCUS branded PC-to-TV products have been selected by leading personal computer manufacturers to be marketed with the use of their select brand of personal computers. Compaq and Toshiba have included the Company's PC-to-TV products on their selected markets price list and promote the FOCUS PC-to-TV products in their box materials.

Product Strategy

         The Company is committed to developing state-of-the-art products for the rapidly converging computing and entertainment industries. Management believes that the PC-to-TV video conversion marketplace shows potentially strong growth opportunities in the coming decade. Management believes that FOCUS is well positioned, as the market expands in the next three to five years, to develop products that will win both market acceptance and technological acclaim.

         Research and development expenses were $1,112,487, for the year ended December 31, 1997 and $1,339,736 (excluding purchased research and development) for the year ended December 31, 1996. As a percentage of total research and development expenses, approximately 90% of expenses represent new product development activities.

Marketing and Sales Strategy

         The Company's marketing and sales strategy is to ensure that its products are well positioned and well received in the high-growth channels where computers and consumer electronics are sold. Those channels include national distributors, volume retailers, national mail-order companies, direct retail, systems integrators and international distributors, resellers and mail-order companies.

         The Company's marketing strategy employs a range of tactics to reach its customers. The Company seeks to reach retail end users by selected advertising in leading computer magazines, both in the United States and abroad. To increase brand awareness, the Company also cross-markets all of its products across disparate channels to resellers, systems integrators and distributors through fax transmission delivery of product specifications. These tactics are outlined below:

    o Direct Marketing. The Company markets its products directly to business, educational and end-user customers. The Company markets to these customers through independent third party mail-order companies such as MicroWarehouse, CDW, Global Direct, Multiple Zones, and PC Connection.

    o On-line Direct Marketing. The Company is also taking advantage of the Internet megatrend as an essential element of its marketing plan. FOCUS has adapted its direct marketing approach to the Internet by providing complete product and Company information on the World Wide Web and assists customers and prospects with both pre- and post- sales needs.

        The Company's web site contains an interactive list of resellers and outlets for its products contributing to the goal of direct access to end users and building relationships. The Company also offers the ability to buy direct on-line through various computer resellers including Global Direct, MicroWarehouse and Multiple Zones International.

        The Company also utilizes a sophisticated  24-hour fax-on-demand system.
        Each   product   specification   fax   requested   by  the  customer  is
        cross-marketed for synergistic products.

    o Cross-Marketing. The Company ships over 15,000 products a month, and a FOCUS PC- to-TV product guide is provided in all shipped packages. This strategy is designed to increase customer awareness of other FOCUS products, and aids the Company's brand- recognition marketing goals.

    o Display Advertising. The Company utilizes target advertising in popular computer and consumer journals for the development of lead generation and product brand recognition. The Company has advertised in magazines such as Windows, Computer Reseller News, Technology & Learning, and Presentations, and in in-flight magazines for United Airlines, Delta Airlines, US Airways, and American Airlines.

    o Global Distribution. Since the Company began to change its operating model in 1995, the Company has made significant investments in creating a global reseller/VAR channel. In 1995, the Company had approximately 250 resellers globally. In March 1998, the Company has over 2,200 active resellers globally.

        In the United States and Canada, the Company markets and sells its products through national resellers such as CompUSA, Computer City, Staples, Micro Center, Computer Town, Fry's Electronics, Data Vision, and J&R Computer. The Company markets and sells its products through national distributors such as Ingram Micro D, Nuvo of Canada, D&H and Academic. The Company also markets and sells its products through third party mail order resellers such as MicroWarehouse, Multiple Zones, Global Direct, PC Connection and CDW.

        In the rest of the world, the Company's products are sold to resellers, independent mail order companies and distributors in Latin America, France, the United Kingdom, Scandinavia, Germany, Switzerland, Italy, the Czech Republic, Russia, Australia, Japan, China, Singapore, and the Republic of Korea. Additionally, in February 1996, the Company established a European Sales and Marketing office in Amsterdam to expand the number of and to service its European partners.

    o Telemarketing and Telesales. The Company is receiving and placing over 120,000 calls per year. The Company utilizes telemarketing and telesales programs.

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

Products and Applications

         FOCUS Enhancements develops internally all of its PC-to-TV video conversion products thereby allowing the Company to market and sell a proprietary suite of products to the PC-to-TV video conversion marketplace. All of the Company's products are compatible with both Windows and Mac OS personal computers.

         The Company's primary focus within the videographics category is in the conversion of standard PC video output (VGA) into television video input (NTSC or PAL). FOCUS' broad line of PC-to-TV products easily allow the user to display Windows or Mac OS video output directly to a TV monitor or to videotape. These products are currently available as either a board-level product or an external set-top device. FOCUS currently sells its PC-to-TV video conversion products under the L-TV brand for education and under the TView brand in retail and mail order channels. These products have a variety of features geared toward the needs of business, education and consumer customer groups. The Company has developed various proprietary enhancements for its PC-to-TV products including image stabilization which eliminates all flicker, and TrueScale(TM) video compression technology which insures proper aspect ratios on the television screen even when a computer image is compressed to fit on a television.

    Consumer PC-to-TV Video Scan Conversion Products

         External Set-Top Boxes. The Company currently offers one model of external set-top boxes under the L-TV brand and three models of external set-top boxes under the TView brand. Under the L-TV brand, the Company sells the L-TV Portable Pro, which is compatible with Mac OS based personal computers and designed to addresses the needs of education customers who are primarily Macintosh users. The Company sells the TView Micro, the TView Silver and the TView Gold, all of which are compatible with both Windows and Mac OS based personal computers. All the external set-top boxes weigh less than 7 ounces, and are easily connected to the VGA video port of the computer and a television through the cables provided.

         PCMCIA Card. The Company also offers a PCMCIA card under the TView brand that provides PC-to-TV conversion capabilities to laptop computer users. Sold as the TView PresoCard, this PCMCIA card fits into any laptop computer with a type II or type III PC card slot. The PresoCard permits the user to make large screen presentations without the size and weight associated with presentation monitors and portable projection devices.

         All FOCUS products are shipped with the Company's proprietary Electronic Marker(TM) software which turns the computer screen cursor into a drawing tool, allowing the user to highlight or annotate text and graphics directly on the screen.

    Commercial PC-to-TV Video Scan Conversion Products

         Internal Board Level Products for PCs and TVs. For those environments where portability is less important, such as classrooms or home entertainment systems, the Company offers board level products that can be installed directly into a personal computer or television. The Company currently offers board level products for OEM television manufacturers which include Zenith and Philips Electronics. The Company also offers a board level product for Apple Macintosh personal computers for factory installation in Macintosh Performa or PowerMac 5000 and 6000 series computers. All board level products are shipped with "mirroring" and compression software to display the same image on both the computer screen and TV monitor simultaneously.

         Integrated Circuits. The Company currently offers two integrated circuit products: the FOCUS Scan 200 and the TView FS300. Both products are utilized on the Company's board level products developed for both consumer and commercial applications. The TView FS300 is the Company's second generation PC-to-TV video encoder designed to increase the video conversion capabilities of FOCUS' products while reducing the cost of manufacturing the Company's product. The FOCUS Scan 200 features three-line averaging and supports resolutions up to 640 x 480. The TView FS300, supports resolutions up to 1024 x 768 and features proprietary "video scaling" technology whereby the image on the television is scaled both horizontally and vertically to ensure that the entire contents of the computer screen are displayed on the television with minimal loss to video quality. Both of these integrated circuits can be used for the creation of products for televisions, PCs, information appliances, video- gaming products and external scan conversion devices. It is this area where the Company intends to focus its research and development efforts, furthering its core competency in this type of technology and expanding the application and use of video scan conversion to address digital television, LCD panels and plasma displays markets.

    PC-to-TV Video Scan Conversion Applications

         Television Display Device. The large screen area of a TV monitor makes it an inexpensive way to present computer graphics and text to a large audience or classroom environment. The Company's products can be used with a TV monitor for presentations, education, training, video teleconferencing, Internet viewing, and video gaming applications.

o Presentations. TView and L-TV products are ideal for sales and business presentations. In particular, because of the lightweight and small size of the products, they have been embraced by mobile presenters and sales forces as a cost-effective and space effective tool.

o Education and Training. In education, teachers and corporate trainers see the benefit of using computers in the classroom to create an interactive learning environment. Because TView and L-TV products allow the use of one computer for multiple students, teachers and curriculum developers no longer need to be constrained in their use of computers for instructional purposes.

o Internet Viewing. TView and L-TV products also take advantage of the rise in popularity of the Internet and the advent of Internet-related products for television. By allowing current PC owners to adapt their existing technology to display on a television, TView and L-TV products bridge the gap between current and future Internet usage by offering the full functionality of a PC on a television.

o Video Gaming. TView and L-TV products make the PC gaming experience larger than life by allowing users to play PC games on a television. By hooking up a PCs sound and video port to a television, the gaming enthusiast can share in the gaming experience with a group or simply play along with the impact of a big screen television.

         Print to Video. The TView and L-TV systems will output the computer images directly to a VCR allowing for an inexpensive way to print anything created on a Windows or Mac OS personal computer to video tape.

         Mirroring Mode. The Company's proprietary software allows the presenter to use the small computer screen as a mirroring console to the same images displayed on the larger TV monitor. Training of applications can be performed from the Windows or Mac OS personal computer while the audience observes the images on the TV monitor.

Major Customers

         Sales to a major television manufacturer in 1997 totaled approximately $2,345,000 or 11% of the Company's revenues as compared to approximately $3,472,000, or 23% of revenues for 1996. Sales to a major distributor in 1997 represented approximately $3,319,000, or 16% of the Company's revenues as compared to approximately $2,287,000 or 15% of revenues for 1996. During 1997, sales to a major personal computer manufacturer totaled approximately $5.6 million or 27% of net sales for the period as compared to approximately $1.2 million, or 8% of net sales for the year ended December 31, 1996.

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

         The Company provides customers with a one to three-year warranty on all products. The Company repairs or replaces a defective product which is still under warranty coverage, and substantially all the components which the Company purchases are also covered by vendor warranties of comparable duration. Returned products with defective components are returned by the Company to the component vendors for repair or replacement. Product returns, exclusive of reseller stock balancing, averaged approximately 3% and 5% of total product revenue during the years ended December 31, 1997 and 1996, respectively.

Competition

         The Company currently competes with other developers of PC-to-TV conversion products and with developers of videographic integrated circuits. Although the Company believes that it is a leader in the PC-to-TV conversion product marketplace, the videographic integrated circuit market is intensely competitive and characterized by rapid technological innovations. This has resulted in new product introductions over relatively short time periods with frequent advances in price/performance ratios. Competitive factors in these markets include product performance, functionality, product quality and reliability, as well as, volume pricing discounts, customer service, customer support, marketing capability, corporate reputation, brand recognition and increases in relative price/performance ratios for products serving these markets. In the PC-to-TV conversion product market, the Company competes with companies such as AI Tech and Avermedia. In the videographic integrated circuits market, the Company competes with Averlogic and Fairchild Semiconductor.

         Certain of the Company's competitors have greater technical and capital resources, more marketing experience, and larger research and development staffs than the Company. Management believes that it competes favorably on the basis of product quality and technical benefits and features. The Company also believes it provides competitive pricing, extended warranty coverage, and strong customer relationships, including selling, servicing and after-market support. However, there can be no assurance that the Company will be able to compete successfully in the future against existing companies or new entrants to the marketplace.

Manufacturing

         In the manufacture of its products, the Company relies primarily on turnkey subcontractors who utilize components purchased or specified by the Company. The "turnkey" house is responsible for component procurement, board level assembly, product assembly, quality control testing, and in some cases, final pack-out and direct shipment. All subcontracted turnkey houses currently used by the Company are ISO 9002 certified. During 1997, the Company relied and currently continues to rely on two turnkey manufacturers for approximately 90% of the Company's product manufacturing.

         Upon receipt of a customer's order, the Company's telemarketing representative enters the order into the Company's computerized order entry and inventory management system. Once the customer's credit has been verified and approved by the finance department, the orders are electronically dispatched to operations for order fulfillment and shipment. The Company then performs final packaging and fulfillment of product orders with most customer orders being shipped in less than three business days from the date they are placed into the system. For certain commercial PC-to-TV video conversion products, the Company's turnkey manufacturers ship directly to the OEM customer and forwards shipping information to the Company for billing purposes.

         Quality control is maintained through standardized ISO 9002 quality assurance practices at the build site and random testing of finished products as they arrive at the Company's fulfillment center. Management believes that the turnkey model helps it to lower inventory and staff requirements, maintain better quality control and product flexibility and achieve quicker product turns and better cash flow.

         All customer returns are processed by the Company in its fulfillment center. Upon receipt of a returned product, a trained testing technician at the Company tests the product to diagnose the problem. If a product is found to be defective the unit is either returned to the turnkey subcontractor for rework and repair or is repaired by the Company and returned to the customer. The majority of the Company's defective returns are repaired or replaced and returned to customers within five business days. In 1997, product returns that are determined to be defective represented approximately .5% of the Company's revenues.

Intellectual Property and Proprietary Rights

         The Company currently has three patents pending, all with respect to its PC-to-TV video conversion chips, and anticipates filing another patent application in the second quarter of this year. Patent applications have also been filed to secure intellectual property rights in foreign jurisdictions. The Company has also filed applications to register four trademarks to add to its one currently registered mark. Historically, the Company has relied principally upon a combination of copyrights, common law trademarks and trade secret laws to protect the rights to its products that it markets under the FOCUS and TView brand names.

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

         Additionally, in connection with OEM and VAR agreements, the Company seeks to require manufacturers to display the Company's logo conspicuously on their product. Management expects that this should increase name recognition and further the association of the Company's name with the associated goods.

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

Management Information Systems

         The Company has committed significant resources to the purchase and development of a sophisticated computer system that is used to manage all aspects of its business. The computer information system is based on a UNIX hardware platform. This system supports order entry, inventory control, purchasing, accounting, customer service, warehousing and fulfillment. The system allows the Company, among other things, to monitor sales trends, make informed purchasing decisions and provide product availability and order status information. In addition to the main system, the Company has a system of networked Macintosh and IBM compatible computers, which facilitates data sharing and provides an automated office environment. The Company believes that certain modifications and upgrades to its existing systems and software modules will be necessary in the future in order to more closely tailor its information system to its on-going needs.

         The Company has conducted a review of its computer systems to identify the programs that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software or converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. The expenditures for the modifications and conversions are not expected to have a material impact on the operations of the Company. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

Personnel

         As of December 31, 1997, the Company employed 36 people on a full-time basis, of whom 7 are in research and development, 15 in sales, marketing and customer support, 7 in operations, and 7 in finance and administration. In addition, the Company employed 9 people on a part-time basis, of whom 3 are in research and development, 3 are in finance and administration and 3 are in operations.

Backlog

         At December 31, 1997, the Company had a backlog of approximately $4,400,000 for products ordered by customers as compared to a backlog of $1,167,000 at December 31, 1996. The Company expects to fill these orders in 1998. The increase in backlog in 1997 as compared to 1996 is primarily due to unanticipated production delays for its FS300 products in the fourth quarter of 1997. Generally, management does not believe backlog for products ordered by customers is a meaningful indicator of sales that can be expected for a particular time period.


Item 2.  PROPERTIES

         As of December 31, 1997, the Company leased approximately 38,000 square feet of space at four locations. The Company leases approximately 32,000 square feet of space in Sudbury, Massachusetts, which is used for administration, sales, marketing, customer service, limited assembly, quality control, packaging and shipping. This lease expires on July 30, 2001 and requires monthly rent payments of $17,258. Approximately 5,200 square feet is leased in Berkeley, California and Beaverton, Oregon, each of which serves as a research and development center for the Company. The Company is currently a tenant-at-will at the Berkeley facility with rental payments of $1,482 per month, plus expenses. The lease on the Beaverton facility expires June 30, 2000 with rental payments of approximately $3,631 per month, plus expenses. Additionally, the Company's European sales and marketing subsidiary, FOCUS Enhancements, B.V., occupies approximately 1,000 square feet of space in Leiden, The Netherlands. The rent on this facility is approximately $2,735 per month, plus expenses, and the lease expires June 30, 2001. The Company believes that its existing facilities are adequate to meet current requirements and that it can readily obtain appropriate additional space as may be required on comparable terms.


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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the year ended December 31, 1997 to a vote of security holders of the Company, whether through solicitation of proxies or otherwise.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

         Trading in the Company's Common Stock and public warrants (the "Warrants") commenced on May 25, 1993, when the Company completed its initial public offering, and since that time the Company's Common Stock and Warrants have traded principally on the NASDAQ SmallCap Market under the symbol "FCSE" and "FCSEW", respectively. The Company's Common Stock and Warrants were traded on the Boston Stock Exchange under the symbols "FCS" and "FCSW", respectively, during the period May 26, 1993 through March 7, 1997. The following table sets forth the range of quarterly high and low bid quotations for the Company's Common Stock and Warrants as reported by NASDAQ. The quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions. The closing bid price of the Company's Common Stock and Warrants on the NASDAQ SmallCap Market on March 12, 1998 were $2 7/8 per share and $11/16 per Warrant, respectively.

                                                      Warrants                         Common Stock
                                           ----------------------------     -------------------------------
                                            High Bid          Low Bid         High Bid            Low Bid
                                            --------          -------         --------            -------
    Calendar 1997 Quotations
    ------------------------
    First Quarter                           $      7/16     $     5/16       $    2 1/4           $  1 5/8
    Second Quarter                          $      7/8      $     1/4        $    3 5/8           $  1  9/16
    Third Quarter                           $  4  5/16      $     7/16       $    6 5/16          $  2  1/16
    Fourth Quarter                          $  5  9/16      $ 1  1/16        $    7 1/2           $  2  7/8

    Calendar 1996 Quotations
    ------------------------
    First Quarter                           $  3  5/16      $     15/32      $    6 3/4           $  2
    Second Quarter                          $  1  5/8       $       3/8      $    4 5/8           $  1   3/8
    Third Quarter                           $      7/8      $       5/16     $    3               $  1  15/16
    Fourth Quarter                          $    27/32      $       1/4      $    3 5/8           $  1  11/16


         As of March 12, 1998, there were 220 holders of record of the Company's 15,151,503 shares of Common Stock outstanding on that date. The Company estimates that approximately 2,500 shareholders hold securities in street name. The Company does not know the actual number of beneficial owners who may be the underlying holders of such shares.

         The Company has not declared nor paid any cash dividends on its Common Stock since its inception. The Company's bank line of credit prohibits the payment of cash dividends. The Company intends to retain future earnings, if any, for use in its business.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Introduction

         The Company currently develops, markets and sells worldwide a proprietary line of PC-to-TV video conversion products for PC's and Mac's. The Company markets and sells its FOCUS branded consumer products globally through a network of distributors, volume resellers, mail order, value-added resellers ("VARs") and original equipment manufacturers ("OEMs").

         In connection with the Company's acquisition in 1996 of TView, Inc. ("TView"), a developer of PC-to-TV conversion products, the Company issued to the TView stockholders an aggregate of $2,000,000 in FOCUS Common Stock which aggregated 732,869 shares of such stock and assumed net liabilities of approximately $716,000. The business combination was accounted for using the purchase method of accounting resulting in goodwill of $716,000 and a $2,000,000 charge to purchased in-process research and development.

         Effective September 30, 1997, the Company sold its line of computer connectivity products to Advanced Electronic Support Products, Inc. ("AESP") for 189,701 shares of AESP common stock. Included in the sale were customer lists and the rights to use the "Focus networking" brand name to market the product line as well as certain of AESP's complementary products. In connection with this transaction, the Company recorded other income in the amount of $358,288, securities available for sale in the amount of $595,000 (discounted 15% to reflect temporary restrictions on the common stock), and deferred income of $84,212. In addition the Company sold networking inventory to AESP in the amount of $159,000 at cost.

Results of Operations

Year ended December 31, 1997 as compared to year ended December 31, 1996

         The following table sets forth, for the periods indicated, income and expense items included in the Consolidated Statements of Operations, expressed as a percentage of net sales:


                                                         Year Ended December 31,
                                                         -----------------------

                                                             1997          1996
                                                             ----          ----
Net sales                                                     100%         100%
Cost of good sold                                              72           99
                                                             ----         ----
Gross profit                                                   28            1
                                                             ----         ----
Operating expenses:
         Sales, marketing and support                          22           23
         General and administrative                            11           25
         Research and development                               5            9
         Purchased research and development                    --           13
                                                             ----         ----
                  Total operating expenses                     38           70
                                                             ----         ----
Loss from operations                                          (10)         (69)
Interest expense, net                                          (1)          (2)
Other income (expense)                                          2           --
                                                             ----         ----
Net loss                                                       (9%)        (71%)
                                                             ====         ====

         Net Sales. Net sales for the year ended December 31, 1997 were $21,026,011, as compared with $15,076,368 for the year ended December 31, 1996, an increase of $5,949,643, or 39%. During the year ended December 31, 1997, the Company realized significant growth in sales to US resellers (an increase of 33%), in sales to OEM customers (an increase of 78%) and in sales to international resellers (an increase of 24%).

         The growth in the Company's OEM business in 1997 compared with 1996 was due primarily to higher sales to a major manufacturer of personal computers. During the year ended December 31, 1997, sales to this customer and a contract manufacturer for this customer represented approximately $5,629,000 or 27% of net sales as compared to approximately $1,206,000 or 8% of net sales for 1996. The increase in sales to this customer and the contract manufacturer in 1997 was due to increased purchases of the Company's PC- to-TV video conversion products.

         Revenues for the years ended December 31, 1997 and 1996 included sales to a major television manufacturer totaling approximately $2,345,000 or 11% and $3,472,000 or 23% of total net sales, respectively. During the fourth quarter of 1996, the Company entered into an exclusive agreement with this manufacturer for the Company's PC-to-TV conversion products. Under the agreement, the manufacturer was obligated to purchase at least $12,000,000 of PC-to-TV conversion products in 1997 and at least $30,000,000 of these products in 1998 in order to maintain exclusivity. In January 1998, the Company and the manufacturer agreed that the Company would continue to sell PC-to-TV conversion products to the manufacturer on a non-exclusive basis, without any minimum purchase requirements.

         The Company realized significant growth in sales to its domestic distributors, resellers and VARs for 1997 as compared to 1996. Net sales to domestic distributors, resellers and VARs for 1997 were approximately $10,845,000 as compared to approximately $8,142,000 for 1996, an increase of $2,703,000 or 33%. Net sales included sales to a major distributor totalling approximately $3,319,000 or 16% of net sales in 1997 and $2,287,000 or 15% of net sales in 1996. The increase is the result of greater acceptance by the marketplace of the Company's PC-to-TV video conversion products. Net sales to international distributors and resellers for 1997 were approximately $2,969,000 as compared to approximately $2,393,000 for the 1996, an increase of $576,000 or 24%.

         During 1997, the Company recorded approximately $4,100,000 in product returns and allowances, of which $2,500,000 was recorded during the fourth quarter of 1997. The product returns in the fourth quarter of 1997 were due primarily to the Company allowing certain distributors and retailers to return first generation PC-to-TV video conversion products in anticipation of shipment of new FOCUS Scan 300 Chip PC-to-TV products. Management plans to sell the returned first generation PC-to-TV video conversion products during 1998 at reduced prices to targeted markets. The Company has provided valuation allowances against the carrying value of this inventory.

         Cost of Goods Sold. Cost of goods sold was $15,091,641, or 72% of net sales, for the year ended December 31, 1997, as compared with $14,887,902, or 99% of net sales, for the year ended December 31, 1996, an increase of $203,739 or 1.4%. The increase in cost of goods sold in absolute dollars is due to the increase in net sales in 1997 compared with 1996. The decrease as a percentage of net sales in 1997 compared to 1996 is primarily attributable to the write-down and refurbishment of inventory in 1996 related to the Company's graphics/connectivity products for the Apple Powerbook 190 and 5300 laptop computers, the writedown of approximately $1.2 million of barter credits recorded as an "Other Asset" as of December 31, 1996 and, additional provisions of approximately $300,000 made for inventory obsolescence. In an effort to control and improve the cost of goods, management has negotiated and seeks to continually negotiate favorable pricing and payment terms with its manufacturers and suppliers.

         Sales, Marketing and Support Expenses. Sales, marketing and support expenses were $4,647,657, or 22% of net sales, for the year ended December 31, 1997, as compared with $3,480,024, or 23% of net sales, for the year ended December 31, 1996, an increase of $1,167,633 or 34%. The increase in sales, marketing and support expenses in absolute dollars is primarily the result of increased marketing and advertising expenditures related to the Company's efforts to expand its OEM and domestic distribution channels and to introduce the new FOCUS Scan 300 Chip products during the fourth quarter of 1997. Sales, marketing and support expenses totalled approximately $1,500,00 in the fourth quarter of 1997 as compared to approximately $600,000 in the same quarter of 1996.

         General and Administrative Expenses. General and administrative expenses for the year ended December 31, 1997 were $2,399,491 or 11% of net sales, as compared with $3,797,238 or 25% of net sales, for the year ended December 31, 1996, a decrease of $1,397,747 or 37%. The decrease in terms of absolute dollars and as a percentage of net sales is primarily attributable to the write-down in 1996 of approximately $1,273,000 of intangible assets associated with the Company's prior acquisitions of Lapis and Inline and the recording of $400,000 additional reserves for estimated returns resulting from stock balancing transactions. Eliminating these 1996 expenses for comparison purposes, general and administrative expenses in 1997 of $2,399,491 increased $275,253 or 13% compared with the proforma expenses of $2,124,238 in 1996. This proforma increase between years was the result of increased salaries and wages, bad debt expense and increased investor relations expenses in 1997. The write-off in 1996 of goodwill resulted from the Company's evaluation of the impairment of the Lapis and Inline assets as a result of the Company's acquisition of TView, the declining Macintosh marketplace and shifting of the market to PC-based products.

         Research and Development Expenses. Research and development expenses for the year ended December 31, 1997 were $1,112,487 or 5% of net sales, as compared with $1,339,736, or 9% of net sales, for the year ended December 31, 1996, a decrease of $227,249 or 17%. The decrease in research and development expenses in both absolute dollars and as a percentage of revenues is due primarily to a reduction in engineering expense resulting from the relocation of the Company's engineering activities to Beaverton, Oregon.

         Purchased Research and Development. In connection with the Company's acquisition of TView in 1996, the Company issued $2,000,000 in Common Stock and assumed net liabilities of approximately $716,000. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated based on the estimated fair value of the assets and liabilities acquired. The Company allocated $2,000,000 of the purchase price to purchased research and development which was charged to operations, based upon an evaluation of the purchased research and development prepared by an investment banking firm.

         Interest Expense, Net. Net interest expense for the year ended December 31, 1997 was $266,095, or 1% of net sales, as compared to $312,833, or 2% of net sales, for the year ended December 31, 1996, a decrease of $46,738 or 15%. The reduction in interest expense is primarily due to the computed value of imputed interest costs related to the issuance of certain warrants that was included in interest expense in the amount of $61,388 for the year ended December 31, 1996.

         Other Income/(Expense). For the year ended December 31, 1997, the Company had other income of $510,378 or 2% of net sales. Other income in 1997 is related to the recognition of a gain of $358,288 on the sale of the Company's networking assets and the favorable settlement of certain accounts payable and release of selected obligations in the amount of $244,176. For the year ended December 31, 1996, the Company incurred other expenses of $14,504.

         Net Loss. For the year ended December 31, 1997, the Company reported a net loss of $1,986,079, or $0.16 per share (basic), as compared to a net loss of $10,772,410, or $1.19 per share (basic), for the year ended December 31, 1996. For the quarter ended December 31, 1997, the Company recorded a net loss of approximately $2,600,000 due primarily to higher product returns and higher marketing and other operating expenses associated with the planned introduction of the Company's FS 300 Chip products and due to the Company's inability to fill orders for PC-to-TV products as a result of unanticipated production delays for the FS 300 Chip.

Financial Condition

         Total Assets. Total assets increased $6,013,277, or 76%, from December 31, 1996 to December 31, 1997. The increase in assets is primarily the result of an increase of $2,324,567 in accounts receivable and an increase of $2,014,223 in inventory. Accounts receivable increased 72% in 1997 compared with 1996 primarily due to the increased sales to the Company's distribution partners resulting from the Company's channel expansion efforts in 1997. In addition, the Company's accounts receivable increased due to the granting of extended payment terms to certain resellers in connection with the introduction of the FOCUS PC-to-TV products in 1997. Inventories increased 102% in 1997 compared with 1996, due to the combination of higher levels of finished goods at December 31, 1997 related to the new FS300 products and the returned first generation PC-to-TV products. As of December 31, 1997, the Company had securities available for sale in the amount of $595,000, representing the fair market value of marketable securities received in connection with the Company's sale of the networking assets (See Note 7). Property and equipment, net, increased $585,327 or 121% as of December 31, 1997 compared with December 31, 1996, primarily due to the 1997 purchase of tooling, dies, development and testing equipment, as well as a capital lease for the purchase of a new telephone system.

         Total Liabilities. Total liabilities increased $1,917,417, or 28% from December 31, 1996 to December 31, 1997. The increase is primarily the result of an increase in accounts payable of approximately $1,931,629, the recording of deferred income in 1997 in connection with the sale of the Company's networking assets and, the decrease in notes payable of $297,458. The increase in accounts payable is due principally to amounts due as of December 31, 1997 to the Company's contract manufacturer for FS300 products.

         Working Capital. As a result of the changes in current assets and current liabilities described above, the Company's working capital increased $3,626,809 from a working capital deficit of $1,007,509 at December 31, 1996 to working capital of $2,619,300 at December 31, 1997.

         Stockholders' Equity. Stockholders' equity increased $4,095,860 from December 31, 1996 to December 31, 1997. The increase is primarily due to the issuance of common stock, resulting from the exercise of common stock options and warrants, as well as several private offerings of the Company's common stock offset by the Company's net loss of $1,986,079 for the year ended December 31, 1997.

Liquidity and Capital Resources

         Since inception, the Company has financed its operations primarily through the public and private sale of common stock, short-term borrowing from private lenders ($1,500,000 at December 31, 1997), favorable credit arrangements with vendors and suppliers, and the line of credit with its commercial bank ($720,000 at December 31, 1997).

         Net cash used in operating activities for the years ended December 31, 1997 and 1996 was $4,657,041 and $6,228,630, respectively. In 1997, net cash used in operating activities consisted primarily of the net loss of $1,986,079, and increases in accounts receivable of $2,324,567 and inventories of $2,014,223. In addition, the Company had a gain on settlement of accounts payable of $244,176 and an increase in securities available for sale of $595,000 due to the sale of the Company's networking assets. This was offset by an increase in accounts payable of $2,175,805 and depreciation and amortization of $425,989. In 1996, net cash used in operating activities consisted primarily of the net loss of $10,772,410, and increases in accounts receivable of $1,348,930. This was offset by an increase in accounts payable of $1,666,212, depreciation and amortization of $681,408, the write-off of goodwill and other intangible assets associated with the Lapis and Inline acquisitions of $1,273,000 and the write-off of purchased research and development cost associated with the Company's acquisition of TView of $2,000,000.

         Net cash used in investing activities for the years ended December 31, 1997 and 1996 was $652,826 and $359,628, respectively. In 1997, cash used in investing activities consisted primarily of the purchase of property and equipment. In 1996, cash used in investing activities consisted primarily of purchases of property and equipment of $306,174 and an increase in notes receivable of $80,000.

         Net cash from financing activities for the years ended December 31, 1997 and 1996 was $5,615,824 and $4,862,109, respectively. In 1997, the Company received $5,577,500 in net proceeds from private offerings of common stock and $504,439 in net proceeds from the exercise of common stock options and warrants. The proceeds in 1997 were offset by $297,458 in payments on notes payable to banks and $168,657 in payments under capital leases. In 1996, the Company received $5,158,203 in net proceeds from private offerings of Common Stock and $957,403 from the exercise of common stock options and warrants. The proceeds in 1996 were offset by $1,120,000 in payments on notes payable and $133,497 in payments under capital lease obligations.

         As of December 31, 1997, the Company had working capital of $2,619,300, as compared to a working capital deficit of $1,007,509 at December 31, 1996, an increase $3,626,809. The Company's cash position increased to $719,851 at December 31, 1997, an increase of $305,957, or 74%, over amounts at December 31, 1996.

         During April 1996, the Company renegotiated the terms of the $1,000,000 line of credit with its commercial bank reducing it to $900,000. Certain covenants were revised, and the line was collateralized by the personal guarantee of a shareholder of the Company. As of December 31, 1997, the Company had borrowings under its line of credit of $720,000. Under the terms of the line of credit agreement, the Company is required to comply with certain restrictive covenants and was in violation of certain of these covenants at December 31, 1997. The Company has obtained a waiver from the bank on its violation of restrictive covenants. Further, the bank has notified the Company that the line of credit will not be extended beyond June 8, 1998. The Company is in discussions with another lender to refinance this debt. In addition, the Company is currently negotiating with its unaffiliated lender to extend the due date of March 1997 for the $1.5 million note payable. In the event that the Company is unsuccessful in refinancing its bank line of credit or that the unaffiliated lender does not extend the due date, the Company would be required to pay the amounts outstanding from working capital or from equity or debt financing.

         On March 3, 1998, the Company completed a financing of approximately $3,000,000 in gross proceeds from the sale of 1,092,150 shares of common stock and warrants to purchase 327,645 shares of Common Stock in a private placement to an unaffiliated accredited investor. The warrants are exercisable until March 3, 2005 if during the period ending August 25, 1999, the average of the closing bid prices of the Company's common stock during any consecutive 20 trading days is equal to or less than $2.7469. The shares issued as part of this transaction and issuable upon the exercise of the warrants are not registered under the Securities Act of 1933, however, the Company has agreed to register the shares within 90 days of the date of issuance. Fees and expenses associated with this offering were approximately $200,000 yielding net proceeds of approximately
$2,800,000. In connection with this transaction, the Board of Directors authorized the grant of warrants to the placement agent to purchase 21,429 shares of the Company's common stock at a price of $4.2118 per share exercisable for a period of five years.

         During 1997, the Company issued 2,100,000 shares of its common stock, for net proceeds of $5,165,000, in connection with domestic private offerings and issued 293,181 shares of its common stock, for net proceeds of $412,500, in connection with private offerings to foreign investors. As of December 31, 1997, all shares issued in connection with the 1997 private offerings had been registered under the Securities Act of 1933, as amended, in accordance with contractual agreements between the Company and the investors.

         From its inception through December 31, 1997, the Company has incurred approximately $22.4 million of accumulated losses. The report of the independent accountants on the Company's financial statements as of and for the year ended December 31, 1996 included an explanatory paragraph to the effect that the Company's ability to continue as a going concern was dependent upon the Company's ability to achieve its fiscal 1997 operating plan, including the achievement of sustained profitability, and obtaining additional sources of financing. As of December 31, 1997, the Company has increased its working capital to $2,619,300 and as of February 27, 1998 had obtained additional equity financing of $3,000,000 (See Note 13). In addition, the Company increased its sales and gross profit contribution, while reducing operating expenses in 1997 compared to 1996. In 1998, the Company has adopted a business model to pursue additional sales growth in distributor and reseller channels as well as in sales to OEM's, to reduce expenses as a percentage of net sales and to achieve profitability. The Company projects the expenditure of approximately $350,000 in 1998 for the purchase of engineering equipment for the development and testing of new ASIC technology. Management anticipates that funds available as of December 31, 1997, funds generated through its 1998 business model, and additional funds that may be received from debt or equity financings will be sufficient to fund operations for at least 12 months. As a result of the foregoing, the Report of Independent Accountants as of December 31, 1997 and for the year then ended did not include an explanatory paragraph regarding the Company's ability to continue as a going concern.


Effects of Inflation and Seasonality

         The Company believes that inflation has not had a significant impact on the Company's sales or operating results. The Company's business does not experience substantial variations in revenues or operating income during the year due to seasonality.

Environmental Liability

         The Company has no known environmental violations or assessments.

Year 2000

         The Company has conducted a review of its computer systems to identify the programs that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software or converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. The expenditures for the modifications and conversions are not expected to have a material impact on the operations of the Company. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

Recent Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which requires earnings per share to be calculated on a basic and dilutive basis. Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants, and are determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment to income as a result of the conversion. For the years ended December 31, 1997 and 1996, options and warrants applicable to 6,681,903 shares and 4,981,664 shares, respectively, were anti-dilutive and excluded from the diluted earnings per share computation. The statement is effective for interim and annual periods ending after December 15, 1997, and requires the restatement of all prior period earnings per share data presented. Accordingly, the Company has restated all earnings per share data for prior years presented herein.

         In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain FASB statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and foreign currency items, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. SFAS No. 130 requires that all items of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Additionally, SFAS No. 130 requires that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. The Company will adopt these disclosure requirements beginning in the first quarter of 1998.

         In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Statement also requires descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used by the enterprise in its general-purpose financial statements, and changes in the measurement of segment amounts from period to period. Management has not yet determined how the adoption of SFAS No. 131 will impact the Company's financial reporting.

Certain Factors That May Affect Future Results

         The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward looking" information that involve risks and uncertainties. In particular, statements contained in this Form 10-KSB which are not historical facts (including, but not limited to, statements concerning international revenues, anticipated operating expense levels and such expense levels relative to the Company's total revenues) constitute forward looking statements and are made under the safe harbor provisions of the

Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the availability of capital to fund the Company's future cash needs, reliance on major customers, history of operating losses, limited availability of capital under credit arrangements with lenders, market acceptance of the Company's products, technological obsolescence, competition, component supply problems and protection of proprietary information, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels.

Item 7.  FINANCIAL STATEMENTS


The Company's consolidated financial statements and the related report of independent accountants are presented in the following pages. The consolidated financial statements filed in this Item 7 are as follows:


                                                                           Page

Report of Independent Accountants...........................................F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996................F-3

Consolidated Statements of Operations for the Years Ended
December 31, 1997 and 1996..................................................F-4

Consolidated Statements of Stockholders' Equity for the Years Ended
December 31, 1997 and 1996..................................................F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1997 and 1996..................................................F-6

Notes to Consolidated Financial Statements..................................F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of FOCUS Enhancements, Inc.
    Sudbury, Massachusetts

We have audited the accompanying consolidated balance sheets of FOCUS Enhancements, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FOCUS Enhancements, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

As described in Note 1, the Company restated its December 31, 1996 financial statements by writing off the balance of certain barter credits and providing additional reserves for stock balancing return transactions.



WOLF & COMPANY P.C.

Boston, Massachusetts
February 27, 1998, except for Note 13
as to which the date is March 3, 1998

                                           FOCUS ENHANCEMENTS, INC.
                                         CONSOLIDATED BALANCE SHEETS



                                                    ASSETS
                                                   (Note 6)

                                                                                         December 31,
                                                                                    1997             1996
                                                                                ------------    ------------

Current Assets:
    Cash and cash equivalents                                                   $    719,851    $    413,894
    Securities available for sale (Note 7)                                           595,000            --
    Accounts receivable, net of allowances of $820,998 and $888,605
       at December 31, 1997 and 1996, respectively                                 5,538,132       3,213,565
    Inventories (Note 3)                                                           3,989,604       1,975,381
    Prepaid expenses and other current assets                                        470,907         243,829
                                                                                ------------    ------------
       Total current assets                                                       11,313,494       5,846,669

Property and equipment, net (Note 4)                                               1,068,918         483,591
Other assets, net (Notes 5 and 8)                                                    288,482         110,001
Goodwill, net (Note 11)                                                            1,249,750       1,467,106
                                                                                ------------    ------------

       Total assets                                                             $ 13,920,644    $  7,907,367
                                                                                ============    ============


                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable (Note 6)                                                      $  2,220,000    $  2,517,458
    Obligations under capital leases (Note 8)                                        102,320         124,132
    Accounts payable (Note 7)                                                      5,515,913       3,584,284
    Accrued liabilities                                                              855,961         628,304
                                                                                ------------    ------------
       Total current liabilities                                                   8,694,194       6,854,178

Deferred Income (Note 7)                                                              84,212            --
Obligations under capital leases, non-current (Note 8)                                73,855          80,666
                                                                                ------------    ------------

       Total liabilities                                                           8,852,261       6,934,844
                                                                                ------------    ------------


Commitments (Note 8)

Stockholders' equity (Notes 9, 11 and 13)
    Preferred stock, $.01 par value; 3,000,000 shares authorized; none issued           --              --
    Common stock, $.01 par value; 25,000,000 shares authorized,
        14,010,186 and 11,301,845 shares issued and outstanding at
       December 31, 1997 and 1996, respectively                                      140,102         113,018
    Additional paid-in capital                                                    27,339,892      21,285,037
    Accumulated deficit                                                          (22,411,611)    (20,425,532)
                                                                                ------------    ------------
       Total stockholders' equity                                                  5,068,383         972,523
                                                                                ------------    ------------

       Total liabilities and stockholders' equity                               $ 13,920,644    $  7,907,367
                                                                                ============    ============


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     Years Ended December 31,
                                                      1997             1996
                                                   ------------    -------------

Net sales (Note 12)                                $ 21,026,011    $ 15,076,368
Cost of goods sold                                   15,091,641      14,887,902
                                                   ------------    ------------
    Gross profit                                      5,934,370         188,466
                                                   ------------    ------------
Operating expenses:
    Sales, marketing and support                      4,647,657       3,480,024
    General and administrative (Note 11)              2,399,491       3,797,238
    Research and development                          1,112,487       1,339,736
    Purchased research and development (Note 11)           --         2,000,000
                                                   ------------    ------------
      Total operating expenses                        8,159,635      10,616,998
                                                   ------------    ------------
Loss from operations                                 (2,225,265)    (10,428,532)
Interest expense, net                                  (266,095)       (312,833)
Other income (expense), net (Note 7)                    510,378         (14,504)
                                                   ------------    ------------
Income before income taxes                           (1,980,982)    (10,755,869)
Income tax expense (Note 10)                              5,097          16,541
                                                   ------------    ------------
Net loss                                           $ (1,986,079)   $(10,772,410)
                                                   ============    ============
Loss per common share
      Basic                                        $      (0.16)   $      (1.19)
                                                   ============    ============
      Diluted                                      $      (0.16)   $      (1.19)
                                                   ============    ============
Weighted average common
    shares outstanding
      Basic                                          12,727,934       9,020,688
                                                   ============    ============
      Diluted                                        12,727,934       9,020,688
                                                   ============    ============


              The accompanying notes are an integral part of
                     the consolidated financial statements.

                                         FOCUS ENHANCEMENTS, INC.
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  YEARS ENDED DECEMBER 31, 1997 and 1996



                                                            Common Stock
                                                  --------------------------      Additional                        Total
                                                      Number of                     Paid-in      Accumulated    Stockholders'
                                                       Shares       Amount          Capital        Deficit         Equity
                                                  -------------   ----------     -------------   -------------   -------------

Balance at December 31, 1995                          7,171,862   $   71,719     $ 13,168,730   $ (9,653,122)   $  3,587,327

      Issuance of common stock upon exercise
          of stock options and warrants, net of
          issuance costs of $165,124                    873,834        8,738          948,665           --           957,403

      Issuance of common stock from private
          offerings, net of issuance costs of
          $562,285 (Note 9)                           2,523,280       25,233        5,132,970           --         5,158,203

      Issuance of common stock for
          acquisition of TView, Inc. (Note 11)          732,869        7,328        1,992,672           --         2,000,000

      Issuance of common stock warrants (Note 9)           --           --             42,000           --            42,000

      Net loss                                             --           --               --      (10,772,410)    (10,772,410)
                                                   ------------   ----------     ------------   ------------    ------------
Balance at December 31, 1996                         11,301,845      113,018       21,285,037    (20,425,532)        972,523

      Issuance of common stock upon exercise
          of stock options and warrants                 315,160        3,152          501,287           --           504,439

      Issuance of common stock from private
          offerings, net of issuance costs of
          $359,431 (Note 9)                           2,393,181       23,932        5,553,568           --         5,577,500

      Net loss                                             --           --               --       (1,986,079)     (1,986,079)
                                                   ------------   ----------     ------------   ------------    ------------
Balance at December 31, 1997                         14,010,186   $  140,102     $ 27,339,892   $(22,411,611)   $  5,068,383
                                                   ============   ==========     ============   ============    ============




              The accompanying notes are an integral part of
                     the consolidated financial statements.

                                  FOCUS ENHANCEMENTS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              Years Ended
                                                                                               December 31,
                                                                                        1997              1996
                                                                                     ------------    -------------
Cash flows from operating activities:
    Net loss                                                                         $ (1,986,079)   $(10,772,410)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
      Depreciation and amortization                                                       425,989         681,408
      Writedown of Inline and Lapis goodwill and intangibles                                 --         1,273,000
      Purchased research and development                                                     --         2,000,000
      Amortization of warrant value                                                          --            61,388
      Gain on settlement of accounts payable                                             (244,176)           --
      Securities received on sale of networking assets                                   (595,000)
      Deferred Income                                                                      84,212            --
      Changes in operating assets and liabilities, net of the
         effects of acquisition;
          (Increase) decrease in accounts receivable                                   (2,324,567)     (1,348,930)
          Decrease (increase) in inventories                                           (2,014,223)         21,563
          Decrease (increase) in prepaid expenses and other assets                       (406,659)         65,988
          Increase (decrease) in accounts payable                                       2,175,805       1,666,212
          Increase (decrease) in accrued liabilities                                      227,657         123,151
                                                                                     ------------    ------------

      Net cash used in operating activities                                            (4,657,041)     (6,228,630)
                                                                                     ------------    ------------

Cash flows from investing activities:
    Cash received from acquisition of TView, Inc.                                            --            26,546
    Purchase of property and equipment                                                   (653,926)       (306,174)
    Decrease (Increase) in notes receivable                                                 1,100         (80,000)
                                                                                     ------------    ------------

      Net cash used in investing activities                                              (652,826)       (359,628)
                                                                                     ------------    ------------

Cash flows from financing activities:
    Payments on notes payable                                                            (297,458)     (1,120,000)
    Payments under capital lease obligations                                             (168,657)       (133,497)
    Net proceeds from private offerings of common stock                                 5,577,500       5,158,203
    Net proceeds from exercise of common stock options and warrants                       504,439         957,403
                                                                                     ------------    ------------

      Net cash provided by financing activities                                         5,615,824       4,862,109
                                                                                     ------------    ------------

Net increase (decrease) in cash and cash equivalents                                      305,957      (1,726,149)

Cash and cash equivalents at beginning of year                                            413,894       2,140,043
                                                                                     ------------    ------------

Cash and cash equivalents at end of year                                             $    719,851    $    413,894
                                                                                     ============    ============

Supplemental Cash Flow Information:

      Interest paid                                                                  $    153,549    $    274,000
      Income taxes paid                                                              $      5,414    $     10,312
      Issuance of Common Stock Warrants                                              $       --      $     42,000
      Equipment acquired under capital leases                                        $    140,034    $       --

      Acquisition of TView,  Inc. (Note 11)
      Sale of networking assets (Note 7)




              The accompanying notes are an integral part of
                     the consolidated financial statements.

                            FOCUS ENHANCEMENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business of the Company

         FOCUS Enhancements, Inc. (the "Company" or "FOCUS") is involved in the development and marketing of proprietary PC-to-TV convergence products for Windows(TM) and Mac(TM)OS based personal computers. The Company's products, which are sold globally through original equipment manufacturers (OEM's) and resellers, merge computer generated graphics and television displays for presentations, training, education, video teleconferencing, Internet viewing and home gaming markets. Since commencing operations in 1992, the Company has experienced sales growth through a diversified channel and product strategy that has allowed it to capitalize on several trends in the personal computer marketplace. Based on a targeted product plan and its experience in video conversion technology, FOCUS has developed a strategy to play a major role in the PC-to-TV convergence industry.

         The consolidated financial statements were prepared assuming that the Company will continue as a going concern. For the year ended December 31, 1996, the Company incurred a significant net loss and had a deficiency in working capital that raised substantial doubt about the Company's ability to continue as a going concern. As of December 31, 1997, the Company has increased its working capital to $2,619,000, has increased its stockholders' equity from $972,523 at December 31, 1996 to $5,068,383 at December 31, 1997, and has obtained additional equity financing of $3,000,000 as of March 3, 1998 (See Note 13). In addition, the Company has increased its sales and gross profit contribution, while reducing operating expenses in 1997 compared to 1996. As a result of the foregoing, the Report of Independent Accountants as of December 31, 1997 and for the year then ended does not reflect any modification relating to the Company's ability to continue as a going concern.

         Approximately 90% of the components for the Company's products are manufactured on a turnkey basis by two vendors, Pagg Corporation and Asia ITN Corp. In the event that these vendors were to cease supplying the Company, management believes that alternative turnkey manufacturers for the Company's products could be secured. However, the Company would most likely experience short-term delays in the shipment of its products.

         The personal computer enhancements market is characterized by extensive research and development and rapid technological change resulting in product life cycles of nine to eighteen months. Development by others of new or improved products, processes or technologies may make the Company's products or proposed products obsolete or less competitive. Management believes it necessary to devote substantial efforts and financial resources to enhance its existing PC-to-TV products and to develop new products. There can be no assurance that the Company will succeed with these efforts.

         Restatement of Financial Statements - The Company issued its financial statements for the year ended December 31, 1996 in its annual report on Form 10-KSB, filed with the Securities and Exchange Commission ("SEC") on March 31, 1997. The financial statements for the year ended December 31, 1996 included the sale in the fourth quarter of 1996 of certain graphics/connectivity and other products to a barter exchange organization in exchange for $1,700,000 of barter credits. As a result of a review of the Company's financial statements conducted by The NASDAQ Stock Market in August 1997, the Company
concluded that its recording of barter credits totaling approximately $1.2 million as "Other Assets" at December 31, 1996 was inconsistent with generally accepted accounting principles. The Company had recorded the barter credits as an asset based on the estimated fair value of the inventory exchanged which was determined by management's interpretation and application of the accounting literature. The NASDAQ Stock Market disagreed with management's application of the accounting literature, and as a result, in October 1997 the Company reduced the amount reported as "Other Assets" by approximately $1.2 million on its Consolidated Balance Sheet at December 31, 1996.

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

         The impact of the restatement on the Company's Consolidated Financial Statements as of December 31, 1996 and for the year then ended is summarized as follows:


Consolidated Statement of Operations:

                                                           Year Ended
                                                       December 31, 1996
                                                       -----------------
                                                As Reported        As Restated
                                                -----------        -----------

Cost of goods sold                             $ 13,723,923        $ 14,887,902
Gross profit                                      1,352,445             188,466
General and administrative                        3,397,238           3,797,238
Total operating expenses                         10,216,998          10,616,998
Loss from operations                             (8,864,553)        (10,428,532)
Loss before income taxes                         (9,191,890)        (10,755,869)
Net loss                                       $ (9,208,431)       $(10,772,410)
Loss per common share                          $      (1.01)       $      (1.19)

Consolidated Balance Sheet:
                                                             As of
                                                       December 31, 1996
                                                       -----------------
                                                 As Reported       As Restated
                                                 -----------       -----------

Accounts receivable                             $  3,613,565     $  3,213,565
Total current assets                               6,246,669        5,846,669
Other assets, net                                  1,273,980          110,001
Total assets                                       9,471,346        7,907,367
Accumulated deficit                              (18,861,553)     (20,425,532)
Total stockholders' equity                         2,536,502          972,523
Total liabilities and stockholders' equity      $  9,471,346     $  7,907,367




2. Summary of Significant Accounting Policies

         Basis of Presentation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries; Lapis Technologies, Inc., FOCUS Enhancements B.V. (a Netherlands corporation) and TView, Inc. All intercompany accounts and transactions have been eliminated.

         Use of Estimates. The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Actual results may differ from estimated amounts. Significant estimates used in preparing these financial statements related to accounts receivable allowances, stock balancing allowances, inventory valuation, deferred tax asset valuation, the recoverability of goodwill and other intangible assets related to acquisitions. It is at least reasonably possible that the estimates used will change within the next year.

         Financial Instruments. The carrying amounts reflected in the consolidated balance sheets for cash, receivables and accounts payable approximate the respective fair values due to the short-term maturities of these instruments. Notes payable consists of variable rate instruments at terms that would be available through similar transactions with other third parties. The fair value of securities available for sale are based on their quoted market prices.

         Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         Securities Available for Sale. Securities available for sale consist of marketable equity securities carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity.

         Revenue Recognition. Revenue from product sales is recognized when products are shipped. Revenue from sales to distributors may be subject to agreements allowing limited rights of return and price protection. The Company provides allowances for potential uncollectible amounts, estimated stock balancing and future returns, exchanges and price protection credits.

         Concentration of Credit Risk. As of December 31, 1997, a major distributor represented approximately 35% of the Company's accounts receivable, and a contract manufacturer customer represented approximately 12% of the Company's accounts receivable . As of December 31, 1996, a major distributor, represented approximately 40% of the Company's accounts receivable, with three other distributors or resellers and a major television manufacturer comprising approximately 12% and 5% of accounts receivable, respectively. The Company provides credit to customers in the normal course of business with terms generally ranging between 30 to 90 days. The Company does not usually require collateral for trade receivables, but attempts to limit credit risk through its customer credit evaluation process.

         Inventories. Inventories are stated at the lower of cost or market value using the first-in, first-out method, but not in excess of net realizable value. The Company periodically reviews its inventories for potential slow moving or obsolete items and provides valuation allowances for specific items, as appropriate.

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

  Category                        Depreciation Period
  --------                        -------------------

  Equipment                        3 years
  Furniture and fixtures           5 years
  Tooling and Dies                 2 years
  Leasehold improvements           Lesser of 5 years or the term of the lease



         Barter Credits. The Company's barter credits may be redeemed as partial payment toward the purchase of goods and/or services utilized by the Company. Benefits received from the use of barter credits are recognized at the time that such credits are utilized.

         Goodwill and Intangible Assets. Goodwill resulting from business combinations is amortized on a straight-line basis over a seven year period. Other intangible assets acquired through business combinations are amortized on a straight-line basis over periods ranging from three to seven years. The Company evaluates the net realizable value of goodwill and other intangible assets periodically based on a number of factors including operating results, business plans, budgets and economic projections. The Company's evaluation also considers non-financial data such as market trends, customer relationships, product development cycles and changes in management's market emphasis.

         Advertising and Sales Promotion Costs. Advertising and sales promotion costs are expensed as incurred. Advertising expense was approximately $1,262,000 and $504,000 for the years ended December 31, 1997 and 1996, respectively.

         Research and Development. Research and development costs are expensed as incurred.

         Product Warranty Costs. The Company's warranty period for its products is generally one to three years. Estimated future costs for initial product warranties are not material.

         Income Taxes. Deferred taxes are determined based on the differences between the financial statement and tax basis carrying amounts of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

         Foreign Currency Translation. The functional currency of the Company's foreign subsidiary, FOCUS Enhancements, B.V., is the local currency. Financial statements are translated into U.S. dollars using the exchange rates at each balance sheet date for assets and liabilities and using a weighted average exchange rate for each period for revenue, expenses, gains and losses. Foreign exchange gains or losses, which are not material, are recognized in income for the years presented.

         Stock Compensation Plans. In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." This statement encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the fair value of the award which is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, accordingly, under APB Opinion No. 25, no compensation cost is recognized. The Company has elected to continue with the accounting prescribed in APB Opinion No. 25 and, as a result, must make pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

         Net Income (Loss) Per Share. In February 1997, FASB issued SFAS No. 128, "Earnings per Share" which requires earnings per share to be calculated on a basic and dilutive basis. Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants, and are determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment to income as a result of the conversion. For the years ended December 31, 1997 and 1996, options and warrants applicable to 6,681,903 shares and 4,981,664 shares, respectively were anti-dilutive and excluded from the diluted earnings per share computation. The statement is effective for interim and annual periods ending after December 15, 1997, and requires the restatement of all prior period earnings per share data presented. Accordingly, the Company has restated all earnings per share data for prior years presented herein.

         Recent Accounting Pronouncements. In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain FASB statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and foreign currency items, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. SFAS No. 130 requires that all items of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Additionally, SFAS No. 130 requires that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. The Company will adopt these disclosure requirements beginning in the first quarter of 1998.

         In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Statement also requires descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used by the enterprise in its general-purpose financial statements, and changes in the measurement of segment amounts from period to period. Management has not yet determined how the adoption of SFAS No. 131 will impact the Company's financial reporting.

3. Inventories

              Inventories consist of the following at:


                                                           December 31,
                                                 -------------------------------

                                                     1997                1996
                                                     ----                ----
Finished goods                                   $3,304,444           $1,555,812
Raw materials                                       685,160              419,569
                                                 ----------           ----------
                                                 $3,989,604           $1,975,381
                                                 ==========           ==========

4. Property and Equipment

         Property and equipment consist of the following at:


                                                           December 31,
                                                    ---------------------------

                                                       1997               1996
                                                       ----               ----
Equipment                                            $1,478,696       $1,307,477
Furniture and fixtures                                  442,749          422,954
Leasehold improvements                                  179,573          147,823
Tooling and dies                                        548,639             --
Purchased software                                       70,632           60,815
                                                     ----------       ----------
                                                      2,720,289        1,939,069
Less accumulated depreciation and
amortization                                          1,651,371        1,455,478
                                                     ----------       ----------
Net book value                                       $1,068,918       $  483,591
                                                     ==========       ==========


         Depreciation and amortization expense related to property and equipment for the years ended December 31, 1997 and 1996 totaled $208,633 and $377,120, respectively.

5. Other Assets

         Notes Receivable. On January 5, 1996, an officer of the Company borrowed $40,000 under a promissory note bearing interest at 8.5% per annum. This amount is in addition to an existing $30,000 promissory note to the same officer. In September 1996, a different officer of the Company borrowed $40,000, as part of a relocation agreement, under a promissory note bearing interest at 8.5% per annum. During 1997, the Company received repayments of $1,100.

6. Notes Payable / Security Arrangements

         Lines of Credit, Banks. As of December 31, 1997, the Company maintained a revolving line of credit with a bank that permitted borrowings up to $900,000. Borrowings under the line are payable upon demand and are collateralized by all of the assets of the Company, except as noted below. Borrowings, aggregating $720,000 and $820,000 at December 31, 1997 and 1996, respectively, bear interest at the bank's prime rate plus 1% (9.5% at December 31, 1997) and are personally guaranteed by an investor. Under the terms of the line of credit agreement, the Company is required to comply with certain restrictive covenants and was in violation of certain of these covenants at December 31, 1997. The Company has obtained a waiver on its violation of these restrictive covenants. Further the bank has notified the Company that the line of credit will not be extended beyond June 8, 1998. The Company is in discussions with another lender to refinance this debt.

         The Company had another revolving line of credit with a bank that permitted borrowings up to $200,000 through April 1, 1995. Interest was payable monthly at 1.5% above the prime rate. Borrowings outstanding under the line of credit as of December 31, 1996 were $197,458. The Company repaid this line of credit on September 18, 1997.

         Term Line of Credit. At December 31, 1997 and 1996, the Company owed $1,500,000 to an unrelated individual under a term line of credit originated in October 1994 for $2,500,000. In connection with this line, the Company issued a promissory note with detachable warrants to purchase 200,000 shares of unregistered common stock at $2.00 per share. The warrants were exercisable from April 1, 1995 to October 31, 1997. In June 1995, in consideration for extending the line, the Company reduced the exercise price of the warrants to $1.05 per share. The Company recorded interest expense of $40,047, representing the value of the warrants. In January 1996, the Company repaid $1,000,000 of the amount owed under the term note. Additionally, the note was extended in June 1996 by the lender until March 31, 1997. In consideration of the extension, the Company granted a second security interest in all of the assets of the Company and issued 50,000 warrants to the lender exercisable for the period of three years at a price of $2.07 per share. The Company recorded an additional charge in 1996 for interest in the amount of approximately $42,000. The term note accrues interest at the prime rate plus 4% (12.5% at December 31, 1997), payable quarterly in arrears. This note was due on March 31, 1997 and was not paid. The Company is in the process of renegotiating the terms and expiration date of this loan with the lender. In the event that the unaffiliated lender does not extend the due date, the Company would be required to pay the amounts outstanding from its working capital or through equity or debt financing.

         Vendor Security Agreement. In June 1996, the Company entered into a security agreement with its principal contract manufacturer and inventory supplier regarding certain amounts owed by the Company to the supplier. At December 31, 1997 and 1996, the outstanding amounts owed the supplier were approximately $2,533,000 and $806,000, respectively. The amounts owed the supplier are secured by a tertiary position security interest in certain of the Company's assets and amounts past due bear interest at 10.25%. Interest expense on this arrangement amounted to approximately $3,900 for the year ended December 31, 1996. There was no interest expense for the year ended December 31, 1997.

7. Other Income

         Sale of Networking Assets - Effective September 30, 1997, the Company sold its line of computer connectivity products to Advanced Electronic Support Products, Inc. (AESP) for 189,701 shares of AESP common stock. Included in the sale were customer lists and the rights to use the FOCUS networking brand name to market the product line as well as certain of AESP's complementary products. In connection with this transaction, the Company recorded other income in the amount of $358,288, securities available for sale in the amount of $595,000 (discounted 15% to reflect temporary restrictions on the common stock), and deferred income of $84,212. In addition, the Company sold networking inventory to AESP in the amount of $159,000 at cost. A director of the Company is also a director of AESP. At December 31, 1997, the fair value of the securities available for sale was approximately $595,000.

         Accounts Payable - During the year ended December 31, 1997, the Company recognized a total of $244,176 of other income in connection with the release of selected obligations and the reduction of certain accounts payable.

8. Commitments

         Leases. The Company leases office facilities and certain equipment under operating leases. Two of the facility leases have five-year terms that expire in June 2000 and July 2001. Under the lease agreements, the Company is obligated to pay for utilities, taxes, insurance and maintenance. Total rent expense for the years ended December 31, 1997 and 1996 was approximately $300,000 for each year.

         The Company leases certain computer and office equipment under capital leases with three-year terms. The carrying values of assets under capital leases were $236,301 and $131,497 at December 31, 1997 and 1996, respectively, which is net of accumulated amortization of $40,421 and $485,573, respectively. The cost and net book value of capitalized leased assets are included in property and equipment.

              Minimum lease commitments at December 31, 1997 are as follows:

                                              Capital Leases    Operating Leases
                                              --------------    ----------------

     1998                                        $115,838          $  331,000
     1999                                          26,282             322,000
     2000                                          23,282             298,000
     2001                                          23,282             186,000
     2002                                          16,119                 -
                                                 --------          ----------
     Total minimum lease payments                 204,803          $1,137,000
                                                                   ==========

     Less amount representing interest             28,628
                                                 --------
     Present value of minimum obligations         176,175
     Less current portion                         102,320
                                                 --------
     Non-current portion                         $ 73,855
                                                 ========



              Employment Agreements. The Company has employment agreements with certain corporate officers. The agreements are generally one to three years in length and provide for minimum salary levels. These agreements include severance payments of approximately one to three times each officer's annual compensation.

         Letter of Credit. As part of the Company's acquisition of TView, Inc. in September 1996, the Company assumed a $125,000 irrevocable stand-by letter of credit with a bank to secure office space in Beaverton, Oregon. During 1997, the Company placed $125,000 in an interest bearing account at the Company's bank to secure the letter of credit. This amount has been recorded as an other asset as of December 31, 1997.

         Purchase Commitment - The Company has agreed to purchase a minimum of $2,500,000 of cables and other products from Advanced Electronic Support Products, Inc. ("AESP") during the two year period ending September 29, 1999. In return, the Company has received certain pricing commitments over the term of the master purchase agreement. For the period October 1, 1997 through February 10, 1998, the Company purchased approximately $231,000 of products from AESP. In the event that the Company does not purchase at least $2,500,000 of cables and other products during the initial two-year term of the master purchase agreement, the Company must pay AESP an amount equal to 20% of the difference between $2,500,000 and the aggregate amount of purchases.

9. Stockholders' Equity

         Preferred Stock. The stockholders of the Company have authorized 3,000,000 shares of preferred stock. As of December 31, 1997, no shares of preferred stock were issued or outstanding.

         Common Stock. All common stock issued and outstanding has full voting rights. Dividend and liquidation rights of the common stock are subordinated to those of preferred stock. On March 18, 1997, the stockholders voted to increase the authorized shares of common stock from 16,000,000 shares to 20,000,000 shares. On July 25, 1997, the stockholders voted to increase the authorized shares of common stock from 20,000,000 shares to 25,000,000 shares.

         On January 15, 1997, the Company sold 75,000 shares of its common stock for gross proceeds of $138,750, in connection with a private offering to foreign investors. This stock is unregistered and was subject to restrictions on trading in the United States for a period of forty days. In connection with the offering, the Company paid $26,250 to the placement agent. Net proceeds of the private offering were approximately $112,500. On February 12, 1997, the Company sold 218,181 shares of common stock for gross proceeds of $338,181 in connection with a private offering to foreign investors. This stock is unregistered and was subject to restrictions on trading in the United States for a period of forty days. In connection with the offering, the Company incurred fees of $38,181 receiving net proceeds of $300,000.

         On March 27, 1997, the Company completed a financing of $1,650,000 in gross proceeds for the sale of 1,100,000 shares of common stock in a private placement to unaffiliated accredited investors. The shares issued as part of this transaction were registered through Form S-3 with the Securities and Exchange Commission on May 12, 1997. Fees and expenses associated with this offering amounted to $55,000 yielding net proceeds of $1,595,000. In connection with this transaction, the Board of Directors authorized the grant of warrants to the placement agent to purchase 110,000 shares of the Company's common stock at $1.6875 per share exercisable for a period of five years.

         On September 10, 1997, the Company sold 1,000,000 shares of common stock for $3,810,000 in gross proceeds in a private placement to Smith Barney Fundamental Value Fund, Inc. In the event that the last sale price of the Company's common stock is less than $3.00 per share for 20 consecutive trading days during the 12 month period following the closing, the Company will also issue seven year warrants to purchase 333,000 shares of common stock at $3.00 per share. The shares issued and issuable, as part of this transaction were registered on a Form S-3 with the Securities and Exchange Commission. Fees and expenses associated with this offering amounted to approximately $240,000, yielding net proceeds of $3,570,000. In connection with this transaction, the Board of Directors authorized the grant of warrants to the placement agent to purchase 100,000 shares of the Company's common stock at $6.00 per share exercisable for a period of five years.

         During the year ended December 31, 1997, the Company issued at various times, 121,596 shares of common stock resulting from the exercise of public and private warrants, receiving proceeds of approximately $209,700. Additionally, during the year ended December 31, 1997, stock options to purchase 193,564 shares of common stock were exercised for proceeds of approximately $294,700.

         During the year ended December 31, 1996, the Company sold at various times, 2,523,280 shares of common stock receiving gross proceeds of approximately $5,721,000 through private placements to foreign investors. This stock was unregistered and was subject to restrictions on trading in the United States for a period of forty days. In connection with these offerings, the Company incurred fees of approximately $563,000. Net proceeds from these offerings were approximately $5,158,000.

         During the year ended December 31, 1996, the Company issued, at various times, 793,029 shares of common stock resulting from the exercise of public and private warrants, receiving gross proceeds of approximately $1,021,000. Additionally, during the year ended December 31, 1996, stock options to purchase 80,805 shares of common stock were exercised for gross proceeds of approximately $102,000. Net proceeds from these transactions were approximately $957,000.

         Effective September 30, 1996, the Company consummated the acquisition of all the capital stock of TView, Inc. ("TView"), a Delaware corporation. In consideration for the capital stock of TView, the Company issued to TView stockholders an aggregate of 732,869 shares of FOCUS Enhancements common stock, valued at $2,000,000. (See Note 11.)

         Common Stock Purchase Warrants. In April 1996, the Company issued warrants in conjunction with the private placement made in December 1995. The warrants granted are for the purchase of 100,000 shares of common stock at $2.063 per share and are exercisable for a period of 36 months from the date of the grant. Additionally, the Company issued warrants in June 1996 for the purchase of 50,000 shares of common stock in consideration of the extension of its $1.5 million term note with its unrelated lender. The warrants are exercisable for a period of 36 months at a price of $2.07 per share.

         In June 1995, in consideration for the personal guarantee by an investor for certain borrowings, the Company issued warrants for the purchase of 265,000 shares of common stock at an exercise price of $.90 per share, exercisable until June 30, 2000. The Company valued the warrants at $77,553, recording interest expense of $58,165 and $19,388 in 1995 and 1996 respectively.

         IPO Warrants. In June 1993, the Company completed an initial public offering of 1,655,055 units at $4.25 per unit. Each unit consisted of one share of common stock and one redeemable common stock purchase warrant (the "Warrant"). The Warrants expire on May 23, 1998 and are subject to redemption by the Company at $0.05 per Warrant, upon 30 days written notice. In accordance with the anti-dilution provisions of the Warrants, the number of shares issuable upon exercise of each Warrant outstanding at December 31, 1997, has been increased to 1.774 shares per Warrant resulting in an effective exercise price per share of $3.81 per share. At December 31, 1997, there were 1,631,855 warrants outstanding.

         In connection with the initial public offering, the Company issued a warrant to the underwriter

(the "Underwriter's Warrant") for the purchase of 150,000 units, exercisable one year after the effective date of the public offering over a four-year period, at $5.74 per unit. Each unit subject to the Underwriter's Warrant consists of one share of common stock and one redeemable common stock purchase warrant. The common stock purchase warrants included in the Underwriter's Warrant are exercisable from May 24, 1995 to May 24, 1999 at an exercise price of 135% of the per share exercise price of the Warrants ($9.11). The Underwriter's Warrant is not transferable prior to its exercise date. The Underwriter's Warrant and the securities issuable thereunder may not be offered for sale to the public unless registered by the Company pursuant to certain registration rights attached thereto. The Underwriter's Warrant, similar to the Warrants, contain anti-dilution provisions in the event of certain common stock transactions.

         Common stock purchase warrant activity, including the IPO Warrants, since January 1, 1996 is summarized as follows:

                                                        1997                                      1996
                                     ----------------------------------------------------------------------------------

                                           Shares              Grant Price              Shares            Grant Price
                                                                  Range                                      Range

Warrants outstanding at
beginning of year                        3,218,060             $0.90 - $9.11         3,648,711           $0.90 - $9.11

Anti-dilution adjustment                   298,910                                     247,857
Warrants granted                           323,333             $1.69 - $6.00           150,000           $2.06 - $2.07
Warrants exercised                        (121,596)            $1.69 - $1.69          (793,029)          $0.90 - $4.00
Warrants canceled                           (3,200)            $1.29 - $2.35           (35,479)          $1.29 - $7.76
                                         ---------                                   ---------
Warrants outstanding at
end of year                              3,715,507             $0.90 - $9.11         3,218,060           $0.90 - $9.11
                                         =========                                   =========
Warrants exercisable
at end of year                           3,657,174             $0.90 - $9.11         3,218,060           $0.90 - $9.11
                                         =========                                   =========
Weighted average fair value
of warrants granted during the year                            $1.87                                     $1.40


         1992 Stock Option Plan. The Company's 1992 Stock Option Plan (the "Plan"), provides for the granting of incentive and non-qualified options to purchase up to approximately 1,800,000 shares of common stock. Incentive stock options may be granted to employees of the Company. Non-qualified options may be granted to employees, directors or consultants of the Company. Incentive stock options may not be granted at a price less than 100% (110% in certain cases) of the fair-market value of common stock at date of grant. Non-qualified options may not be granted at a price less than 85% of fair-market value of common stock at date of grant. As of December 31, 1997, all options granted under the plan were issued at market value at the date of grant. Options generally vest annually over a three-year period and are exercisable over a five-year period from date of grant. The term of each option under the Plan is for a period not exceeding ten years from date of grant. During 1997 and 1996, the Board of Directors authorized reductions in the exercise price of certain options granted under the plan to prices reflecting the fair market value on the repricing date. As of December 31, 1997, options under the 1992 Plan to purchase 721,396 shares of the Company's common stock were outstanding with exercise prices ranging between $0.23 to $5.19 per share.

              1993 Director Stock Option Plan. The 1993 Director Plan offers non-qualified stock options to members of the Board of Directors who are neither employees nor officers of the Company. The 1993 Director Plan authorized the grant of options to purchase up to an aggregate of 125,000 shares of common stock. The exercise price per share of options granted under the 1993 Director Plan is 100% of the market value of the common stock of the Company on the date of grant. Options granted under the 1993 Director Plan are exercisable in installments, with one-third becoming exercisable on each anniversary of the date of grant. As of December 31, 1997, options under the 1993 Plan to purchase 75,000 shares of the Company's common stock were outstanding with an exercise price of $2.63 per share.

         1995 Director Stock Option Plan. In August 1995, the Board of Directors adopted the 1995 Director Stock Option Plan (the "1995 Director Plan"), subject to stockholder approval that was received on July 15, 1996. The 1995 Director Plan authorized the grant of options to purchase up to an aggregate of 400,000 shares of common stock. On March 19, 1997, the options granted under the 1995 Plan were canceled and a new 1997 Director Stock Option Plan was established.

         1995 Non Qualified Stock Options. In April 1995, the Board of Directors authorized and ratified on June 26, 1995, the issuance to two officers warrants to purchase an aggregate of 500,000 shares of Series A Preferred Stock at $1.10 per share. In accordance with their terms, the Series A warrants were automatically exchanged for non-qualified options to purchase an equivalent number of shares of common stock at $1.10 per share in August 1995. The options are 100% vested and expire in April 2002. As of December 31, 1997, options to purchase 500,000 shares of the Company's common stock were outstanding with an exercise price of $1.10 per share.

         1997 Director Stock Option Plan. In March 1997, the Board of Directors adopted the 1997 Director Stock Option Plan (the "1997 Director Plan"), subject to stockholder approval which was received on July 25, 1997. The 1997 Director Plan authorized the grant of options to purchase up to an aggregate of 800,000 shares of common stock. Each non-employee director who was in office on March 19, 1997 received an automatic grant of an option to purchase shares of common stock ranging between 100,000 and 200,000 shares based on time of service. The exercise price per share of options granted under the 1997 Director Plan is 100% of the market value of the common stock of the Company on the date of grant. Options granted under the 1997 Director Plan are exercisable over a five-year period with vesting determined at varying amounts over a three year period. As of December 31, 1997, options under the 1997 Plan to purchase 750,000 shares of the Company's common stock were outstanding with an exercise price of $1.88 per share.

         Key Officer Non Qualified Stock Options. In March 1997, the Board of Directors authorized the grant of non-qualified stock options to certain key officers of the Company (the "1997 Key Officer Agreements"). The 1997 Key Officer Agreements related to the grant of options to purchase up to an aggregate of 920,000 shares of common stock. The exercise price per share of options granted under the 1997 Key Officer Agreements equaled 100% of the market value of the common stock of the Company on the date of grant. Options granted under the 1997 Key Officer Agreements are exercisable in installments over a three year period. As of December 31, 1997, options under the 1997 Key Officer Agreements to purchase 920,000 shares of the Company's common stock were outstanding with exercise prices ranging between $1.75 and $1.88 per share.

         A summary of the status of the Company's outstanding stock options as of December 31, 1997 and 1996, and the changes during the years then ended, is presented below:

                                                          1997                                      1996
                                            --------------------------------          ---------------------------------
                                                                Weighted                                    Weighted
                                                                 Average                                    Average
                                             Shares          Exercise Price            Shares            Exercise Price
                                             ------          --------------            ------            --------------
Options outstanding at
beginning of year                           1,763,604           $   2.57              1,389,407             $   2.32
Options Granted                             1,923,750               1.88                761,237                 2.80
Options Exercised                            (193,564)              1.52                (80,805)                1.30
Options Canceled                             (527,394)              3.17               (306,235)                3.49
                                           ----------                                 ---------
Options outstanding at
end of year                                 2,966,396           $   1.81              1,763,604             $   2.57
                                           ==========                                 =========
Options exercisable at end of                 954,830           $   1.54                790,940             $   1.94
year                                       ==========                                 =========

Weighted average fair value of
options granted during the year                                 $   1.12                                    $   1.14



Information pertaining to options outstanding at December 31, 1997 is as follows:

                                              OPTIONS OUTSTANDING                               OPTIONS
                                                                                               EXERCISABLE
                            -------------------------------------------------------  ------------------------------

                                                Weighted Average   Weighted Average                   Weighted Average
Range of Exercise              Outstanding         Remaining           Exercise        Exercisable        Exercise
      Prices                    12/31/97             Life                Price           12/31/97           Price
-----------------              -----------      ----------------   ----------------    -----------    ----------------

 $0.24 - 0.91                     12,766              0.0                $0.24            12,766           $0.24
 $0.91 - 1.82                    800,284              4.1                $1.32           549,867            1.12
 $1.83 - 2.73                  2,142,846              3.9                $2.00           391,947            2.18
 $2.74 - 3.64                      4,500              4.3                $2.84               250            3.12
 $3.65 - 4.56                      3,000              4.7                $4.06                --              --
 $4.57 - 5.47                      3,000              4.7                $5.19                --              --
                               ---------                                                 -------
Outstanding at
   December 31, 1997           2,966,396              4.0                $1.81           954,830           $1.54
                               =========                                                 =======

         Stock-based Compensation. At December 31, 1997, the Company has three plans and non plan stock options that are described above. The Company applies APB Opinion No. 25 and related interpretations in accounting for the plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans and non-plan stock options outstanding been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:


                                                  Years Ended December 31,
                                                  ------------------------
                                                   1997              1996
                                                   ----              ----
Net loss                  As reported          $(1,986,079)      $(10,772,410)
                          Pro forma            $(2,840,079)      $(11,144,410)

Basic loss per share      As reported               $(0.16)            $(1.19)
                          Pro forma                 $(0.22)            $(1.24)

Diluted loss per share    As reported               $(0.16)            $(1.19)
                          Pro forma                 $(0.22)            $(1.24)

         Common stock equivalents have been excluded from all calculations of loss per share and pro forma loss per share in 1997 and 1996 because the effect of including them would be anti-dilutive.

         The fair value of each grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively; dividend yield of
0.0 percent; expected volatility of 66% and 51%, risk-free interest rates of 5.0% and 6.4% and expected lives of 5.0 and 5.0 years.

10. Income Taxes

         The Company and its subsidiaries file a consolidated federal income tax return. Allocation of the provision for income taxes between federal and state income taxes is as follows:

                                                   Years Ended December 31,
                                                   ------------------------
                                                    1997              1996
                                                    ----              ----
Current:           Federal income taxes           $   --            $ 8,000
                   State income taxes              5,097              8,541
                                                  ------            -------
                                                   5,097             16,541

Deferred federal and state income taxes               --                 --
                                                  ------            -------
                                                  $5,097            $16,541
                                                  ======            =======

         The differences between the provision for income taxes from the benefit computed by applying the statutory Federal income tax rate are as follows:

                                                       Years Ended December 31,
                                                       ------------------------
                                                          1997           1996
                                                          ----           ----

Benefit computed at statutory rate (34%)               $(673,500)   $(3,657,000)
State income tax benefit, net of federal tax            (124,000)      (674,400)
Increase in valuation allowance on
    deferred tax asset                                   536,000      4,854,000
Other, net                                               266,597       (506,059)
                                                       ---------     ----------
                                                       $   5,097     $   16,541
                                                       =========     ==========

              The net deferred tax asset consists of the following:

                                                     Years Ended December 31,
                                                     ------------------------
                                                       1997               1996
                                                       ----               ----

Deferred tax asset                                $ 10,036,000     $  9,500,000
Deferred tax liability                                    --               --
Valuation allowance on deferred tax asset          (10,036,000)      (9,500,000)
                                                  ------------     ------------
Net deferred tax asset                            $       --       $       --
                                                  ============     ============


         The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

                                                           Years Ended December 31,
                                                           ------------------------
                                                             1997             1996
                                                             ----             ----
Net operating loss carryforward                         $  6,872,000    $  6,585,000
Income tax credit carryforward                               173,000         123,000
Tax basis in excess of book basis of fixed assets            137,000         117,000
Book inventory cost less than tax basis                      157,000         139,000
Reserve for bad debts not deductible for income taxes        328,000         355,000
Tax basis in excess of book basis of other assets            465,000         465,000
Tax basis in subsidiaries in excess of book value          1,904,000       1,716,000
                                                        ------------    ------------
                                                          10,036,000       9,500,000
Valuation allowance on deferred tax asset                (10,036,000)     (9,500,000)
                                                        ------------    ------------
Net deferred tax asset                                  $         --    $         --
                                                        ============    ============


         A summary of the change in the valuation allowance on deferred tax assets is as follows:


                                                    Years Ended December 31,
                                                    ------------------------
                                                      1997           1996
                                                      ----           ----

Balance at beginning of year                       $ 9,500,000   $ 3,696,000
Increase in allowance due to loss carryforwards
   of TView, Inc. at date of acquisition                    --       950,000
Addition to the allowance for the benefit of net
   operating loss carryforwards not recognized         536,000     4,854,000
                                                   -----------   -----------
Balance at end of year                             $10,036,000   $ 9,500,000
                                                   ===========   ===========

         At December 31, 1997, the Company has the following carryforwards available for income tax purposes:



Federal net operating loss carryforwards
     expiring in various amounts through 2012             $17,179,000
                                                          ===========
State net operating loss carryforwards
     expiring in various amounts through 2002             $17,179,000
                                                          ===========

Credit for research activities                            $   173,000
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

11. Business Combinations

         Lapis Technologies, Inc. On December 16, 1993, FOCUS issued 500,000 shares of its common stock, subject to adjustment based on the value of the common stock, in exchange for all of the outstanding common stock of Lapis Technologies, Inc. ("Lapis"). The business combination was accounted for using the purchase method of accounting.

         From May to August 1995, the Company settled substantially all claims by the former Lapis shareholders arising from the Company's acquisition of Lapis by issuing 123,879 shares of common stock to the former Lapis shareholders. This stock issuance was accounted for as an adjustment to the purchase price. Negotiations are ongoing to settle the claims of two remaining Lapis shareholders but the outcome is not expected to be material to the Company's financial position.

         In the third quarter of 1996, as a result of its evaluation of the impairment of intangible assets related to this acquisition, the Company wrote-off a portion of the goodwill in the amount of $1,214,000, recording the charge in general and administrative expense. The evaluation considered the Company's acquisition of TView, Inc. on September 30, 1996, the declining
Macintosh marketplace, shifting of the market to PC based products and technological advances and projected future sales of Lapis products. At December 31, 1997 and 1996, the balance of the goodwill was $657,140 and $771,428 net of accumulated amortization and write-offs of $2,341,607 and $2,227,319, respectively.

         TView, Inc. Effective September 30, 1996, FOCUS acquired all of the capital stock of TView, Inc. ("TView"), a Delaware corporation, for 732,869 shares of common stock valued at $2,000,000, and assumed net liabilities of approximately $716,000. The shares issued were initially placed into an escrow account to ensure the attainment of certain performance criteria of TView's ASIC chip. In addition, two former officers and principal stockholders of TView, became Vice Presidents of the Company. Each of these individuals received options to purchase 80,000 shares of common stock under the Company's 1992 Stock Option Plan. The options, which expire 5 years from the date of grant, were granted at $2.73 per share with vesting over a three-year period.

         The business combination has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired based on their estimated fair value. This accounting treatment resulted in approximately $716,000 of goodwill that will be amortized over its estimated benefit period of seven years. Approximately $2,000,000 of the acquisition cost represented purchased research and development, which was charged to expense at the date of acquisition.

 A summary of the acquisition is as follows:

Fair value of tangible assets acquired                  $   223,047
Fair value of liabilities assumed                          (939,071)
                                                        -----------
Fair value of net assets acquired                          (716,024)
Purchased research and development                        2,000,000
Common stock issued                                      (2,000,000)
                                                        -----------
Excess of cost over fair value of net assets acquired   $   716,024
                                                        ===========

         At December 31, 1997 and 1996, the balance of the goodwill was $592,610
and  $695,678,  net  of  accumulated   amortization  of  $123,414  and  $20,346,
respectively.

         The results of operations of TView, Inc., have been included in the accompanying consolidated financial statements since the date of the acquisition. The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and TView, Inc. as if the acquisition had occurred at the beginning of the year ended December 31, 1996. These results include certain pro forma adjustments to give effect to purchased research and development and amortization of intangibles and are not necessarily indicative of what results would have occurred had the Company owned TView during the period presented:



Pro forma Results
                                                              Year  Ended
                                                           December 31, 1996
                                                           -----------------

Net Sales                                                   $ 17,177,000
Loss from operations                                        $(11,256,000)
Net Loss                                                    $(11,454,000)
Loss per common share                                             $(1.17)

12. Segment Information

         The Company operates in one business segment: the development, manufacturing, marketing and sale of computer enhancement devices for personal computers and televisions. Sales to a major television manufacturer in 1997 totaled approximately $2,345,000 or 11% of the Company's revenues as compared to approximately $3,472,000, or 23% of revenues for 1996. Sales to a major distributor in 1997 represented approximately $3,319,000, or 16% of the Company's revenues as compared to approximately $2,287,000 or 15% of revenues for 1996. During 1997, sales to a major manufacturer of personal computers and its contract manufacturer totaled approximately $5.6 million or 27% of net sales for the period as compared to approximately $1.2 million, or 8% of net sales for the year ended December 31, 1996.

         Sales outside North America for the year ended December 31, 1997 were approximately $2,969,000, principally to Europe ($1,667,000), Asia ($1,267,000) and Latin America ($35,000). Sales outside North America for the year ended December 31, 1996 were approximately $2,393,000, principally to Europe ($1,769,000), Asia ($579,000) and Latin America ($45,000).

13. Subsequent Events

         Equity Financing - On March 3, 1998, the Company completed a financing of approximately $3,000,000 in gross proceeds from the sale of 1,092,150 shares of common stock and warrants to purchase

327,645 shares of Common Stock in a private placement to an unaffiliated accredited investor. The warrants are exercisable until March 3, 2005 if during the period ending August 25, 1999, the average of the closing bid prices of the Company's common stock during any consecutive 20 trading days is equal to or less than $2.7469. The shares issued as part of this transaction and issuable upon the exercise of the warrants are not registered under the Securities Act of 1933, however, the Company has agreed to register the shares within 90 days of the date of issuance. Fees and expenses associated with this offering were approximately $200,000 yielding net proceeds of approximately $2,800,000. In connection with this transaction, the Board of Directors authorized the grant of warrants to the placement agent to purchase 21,429 shares of the Company's common stock at a price of $4.2118 per share exercisable for a period of five years.

         Acquisition of Digital Vision - On March 2, 1998, the Company entered into a letter of intent with Digital Vision, Inc. for the acquisition of certain of its assets and the assumption of certain of its liabilities. If the acquisition is consummated, the Company would issue to Digital Vision, Inc. 350,000 shares of common stock and assume approximately $400,000 of liabilities of Digital Vision, Inc. The Company would acquire all of Digital Vision's accounts receivable, inventory, all tangible assets including equipment and computer hardware and all intellectual property rights including tradenames, customer lists, contracts and contract rights.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable



                                    PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
            EXCHANGE ACT

         The information required hereunder is incorporated by reference from the Company's Proxy Statement to be filed within 120 days of December 31, 1997 in connection with the Company's 1998 Annual Meeting of Stockholders.

Item 10.  EXECUTIVE COMPENSATION

         The information required hereunder is incorporated by reference from the Company's Proxy Statement filed to be filed within 120 days of December 31, 1997 in connection with the Company's 1998 Annual Meeting of Stockholders.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

         The information required hereunder is incorporated by reference from the Company's Proxy Statement filed to be filed within 120 days of December 31, 1997 in connection with the Company's 1998 Annual Meeting of Stockholders.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required hereunder is incorporated by reference from the Company's Proxy Statement filed to be filed within 120 days of December 31, 1997 in connection with the Company's 1998 Annual Meeting of Stockholders.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits, required by Item 601 of Regulation S-B, are filed as a part of this Annual Report on Form 10-KSB or are incorporated by reference to previous filings as indicated by the footnote immediately following the exhibit. Exhibit numbers, where applicable, in the left column correspond to those of
Item 601 of Regulation S-B.

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

10.10 Security Agreement, dated as of January 20, 1994, by Lapis in favor of Silicon Valley Bank (4)

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

10.32 Security Agreement dated as of June 28, 1996 between the Company and PAGG Corporation (8)

10.33 Amendment to Master Purchase Agreement between the Company and Zenith Electronics, Inc. (10)

10.34 Lease Agreement between the Company and Cummings Properties for the facility at 142 North Road, Sudbury, Massachusetts (10)

10.35 Agreement of Plan of Merger dated September 30, 1996, by and among the Company, FOCUS Acquisition Corp., and TView, Inc. (9)

10.36 Form of Stock Subscription Agreement between the Company and various investors in the December 95 Offering (11)

10.37 Form of Amendment No. 1 to Stock Subscription Agreement dated April 1996 between the Company and various investors in the December 95 Offering (11)

10.38    Form of Warrant issued to various investors pursuant to Amendment No. 1
         (11)

10.39    Form  of  Subscription   Agreement  between  the  Company  and  various
         investors in the March 97 Offering (11)

10.40    Form of Warrant issued to the placement  agent in the March 97 Offering
         (11)

10.41    1997 Director Stock Option Plan (12)

10.42    Form of Director Stock Option Agreement (12)

10.43    Key Officer  Non-Qualified  Stock Option Agreement for Thomas L. Massie
         (12)

10.44    Key Officer  Non-Qualified  Stock Option  Agreement  for Brett A. Moyer
         (12)

10.45    Key Officer  Non-Qualified Stock Option Agreement for Harry G. Mitchell
         (12)

10.46 Subscription Agreement between the Company and Smith Barney Fundamental Value Fund, Inc. dated September 8, 1997 (13)

10.47 Form of Warrant dated September 10, 1997 issued to designees of the placement agent (13)

11.1     Statement re Computation of Earnings [Loss] Per Share

21.1     Subsidiaries of the Company (10)

23.1     Consent of Wolf & Company P.C., Independent Accountants

27.1     Financial Data Schedule for year ended December 31, 1997

27.2 Restated Financial Data Schedules for year ended December 31, 1996 and quarters ended March 31, 1996, June 30, 1996 and September 30, 1996

27.3 Amended Financial Data Schedules for quarters ended June 30, 1997 and September 30, 1997

-----------

1 Filed as an exhibit to the Company's Registration Statement on Form SB-2, No. 33-60248-B, and incorporated herein by reference.

2 Filed as an exhibit to the Company's Current Report on Form 8-K dated November 29, 1993, and incorporated herein by reference.

3 Filed as an exhibit to the Company's Form 10-QSB for the period ended September 30, 1995, and incorporated herein by reference.

4 Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1993, and incorporated herein by reference.

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

9 Filed as an exhibit to the Company's Form 8-K dated November 4, 1996

10 Filed as an exhibit to the Company Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference.

11 Filed as an exhibit to the Company's Registration Statement on Form S-3, No. 333-26911, filed with the Commission on May 12, 1997, and incorporated herein by reference.

12 Filed as an exhibit to the Company's Registration Statement on Form S-8, No. 333-33243, filed with the Commission on August 8, 1997, and incorporated herein by reference.

13 Filed as an exhibit to the Company's Form 8-K dated September 10, 1997

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

         Signature                        Title                        Date
         ---------                        -----                        ----

/s/ Thomas L. Massie           Chief Executive Officer           March 31, 1998
    Thomas L. Massie           and Director (Principal
                               Executive and Accounting Officer)


/s/ John C. Cavalier           Director                          March 31, 1998
    John C. Cavalier


/s/ William B. Coldrick        Director                          March 31, 1998
    William B. Coldrick


/s/ Timothy E. Mahoney         Director                          March 31, 1998
    Timothy E. Mahoney