Form 10QSB
period 1998-03-31
FOCUS ENHANCEMENTS INC
filed 1998-05-15
CIK 884719

FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 1998


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


                                 (978) 371-2000
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____


As of March 31, 1998, there were outstanding 15,551,086 shares of Common Stock, $.01 par value per share.

                            FOCUS ENHANCEMENTS, INC.
                                   FORM 10-QSB


                                QUARTERLY REPORT
                                 March 31, 1998


                                TABLE OF CONTENTS


                                                                          Page


Facing Page                                                                1
Table of Contents                                                          2

PART I.       FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements:

                  Consolidated Balance Sheets at March 31, 1998
                       and December 31, 1997                               3


                  Consolidated Statements of Operations
                       for the Three Months Ended March 31, 1998
                       and 1997                                            4

                  Consolidated Statements of Cash Flows
                       for the Three Months Ended March 31, 1998
                       and 1997                                            5

                  Statement of Changes in Equity for the
                       Three Months Ended March 31, 1998                   6

                  Statement of Changes in Equity for the
                       Three Months Ended March 31, 1997                   7


                  Notes to Consolidated Financial Statements
                                                                          8-10
         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    11-14


PART II.          OTHER INFORMATION


         Item 1. Legal Proceedings                                         15
         Item 2. Changes in Securities                                     15
         Item 3. Defaults Upon Senior Securities                           15
         Item 4. Submission of Matters to a Vote of Security Holders       15
         Item 5. Other Information                                       15-16
         Item 6. Exhibits and Reports on Form 8-K                          16


SIGNATURES                                                                 17

                                           FOCUS ENHANCEMENTS, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                                 (UNAUDITED)

                                     ASSETS
                                                                                  March 31,    December 31,
                                                                                    1998           1997
                                                                                -----------   ------------
Current Assets:
  Cash and cash equivalents                                                   $  1,164,624    $    719,851
  Securities available for sale                                                    652,097         595,000
  Accounts receivable, net of allowances of $447,837 and $820,998
       at March 31, 1998 and December 31, 1997, respectively                     7,000,359       5,538,132
  Inventories                                                                    3,983,066       3,989,604
  Prepaid expenses and other current assets                                        362,063         470,907
                                                                              ------------    ------------
       Total current assets                                                     13,162,209      11,313,494

Property and equipment, net                                                      1,149,519       1,068,918
Other assets, net                                                                  283,173         288,482
Goodwill, net                                                                    2,477,238       1,249,750
                                                                              ------------    ------------

       Total assets                                                           $ 17,072,139    $ 13,920,644
                                                                              ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                               $  2,519,953    $  2,220,000
  Obligations under capital leases                                                  66,010         102,320
  Accounts payable                                                               4,060,468       5,515,913
  Accrued liabilities                                                              690,707         855,961
                                                                              ------------    ------------
       Total current liabilities                                                 7,337,138       8,694,194

Notes payable
Deferred Income                                                                     84,212          84,212
Obligations under capital leases                                                    69,439          73,855
                                                                              ------------    ------------
       Total liabilities                                                         7,490,789       8,852,261
                                                                              ------------    ------------
Stockholders' equity
  Preferred stock, $.01 par value; 3,000,000 shares authorized; none issued             --              --
  Common stock, $.01 par value; 25,000,000 shares authorized,
       15,551,086 and 14,010,186 shares issued and outstanding at
       March 31, 1998 and December 31, 1997, respectively                          155,511         140,102
  Additional paid-in capital                                                    31,415,605      27,339,892
  Accumulated deficit                                                          (22,046,863)    (22,411,611)
  Accumulated other comprehensive income                                            57,097              --
                                                                              ------------    ------------
       Total stockholders' equity                                                9,581,350       5,068,383
                                                                              ------------    ------------
       Total liabilities and stockholders' equity                             $ 17,072,139    $ 13,920,644
                                                                              ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                            FOCUS ENHANCEMENTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                Three Months Ended
                                          March 31,              March 31,
                                             1998                  1997
                                        ------------          ------------

Net sales                               $  5,251,948          $  4,801,550
Cost of goods sold                         2,781,936             3,267,841
                                        ------------          ------------
    Gross profit                           2,470,012             1,533,709
                                        ------------          ------------
Operating expenses:

    Sales, marketing and support           1,166,327               952,964
    General and administrative               541,231               385,092
    Research and development                 310,801               179,402
                                        ------------          ------------
       Total operating expenses            2,018,359             1,517,458
                                        ------------          ------------
Income from operations                       451,653                16,251

Interest expense, net                        (77,039)              (67,240)
Other income, net                                634                69,015
                                        ------------          ------------
Income before income taxes                   375,248                18,026

Income tax expense                            10,500                 1,550
                                        ------------          ------------
Net income                              $    364,748          $     16,476
                                        ============          ============
Net income per common share
       Basic                            $       0.03          $       0.00
                                        ============          ============
       Diluted                          $       0.02          $       0.00
                                        ============          ============

Weighted average common and common
    equivalent shares outstanding
        Basic                             14,528,419            11,530,607
                                        ============          ============
        Diluted                           15,875,315            12,158,128
                                        ============          ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                           FOCUS ENHANCEMENTS, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)

                                                                                       Three Months Ended
                                                                                    March 31,      March, 31,
                                                                                      1998            1997
                                                                                  ------------   ------------
Cash flows from operating activities:
  Net income                                                                      $   364,748    $    16,476
  Adjustments to reconcile net income to net cash used in
     operating activities:
       Depreciation and amortization                                                  153,272         92,319
       Gain on the forgiveness of accounts payable                                         --        (71,304)
       Changes in operating assets and liabilities, net of the
          effects of acquisition;
            (Increase) decrease in accounts receivable                             (1,297,886)    (2,007,873)
            Decrease (increase) in inventories                                         67,154        224,087
            Decrease (increase) in prepaid expenses and other assets                  108,844        (35,305)
            Decrease (increase) in accounts payable                                (1,455,445)       909,071
            Decrease (increase) in accrued liabilities                               (205,254)        (2,195)
                                                                                  -----------    -----------
       Net cash used in operating activities                                       (2,264,567)      (874,724)
                                                                                  -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                                                 (188,452)      (234,806)
  Cash paid in acquisition of Digital Vision, Inc.                                     (6,980)            --
                                                                                  -----------    -----------

       Net cash used in investing activities                                         (195,432)      (234,806)
                                                                                  -----------    -----------

Cash flows from financing activities:
  Payments on notes payable                                                           (30,000)       (20,000)
  Payments under capital lease obligations                                            (40,725)        (5,819)
  Net proceeds from private offerings of common stock                               2,827,355      1,996,813
  Net proceeds from exercise of common stock options and warrants                     148,142         25,359
                                                                                  -----------    -----------
       Net cash provided by financing activities                                    2,904,772      1,996,353
                                                                                  -----------    -----------

Net increase in cash and cash equivalents                                             444,773        886,823

Cash and cash equivalents at beginning of period                                      719,851        413,894
                                                                                  -----------    -----------

Cash and cash equivalents at end of period                                        $ 1,164,624    $ 1,300,717
                                                                                  ===========    ===========

Supplemental Cash Flow Information:

       Interest paid                                                              $    77,039    $   274,000
       Income taxes paid                                                          $     6,411    $    10,312
       Issuance of Common Stock Warrants                                          $      --      $    42,000

Supplemental  schedule of noncash investing and financing  activities:
On March 31, 1998, the Company purchased certain assets and assumed certain liabilities of Digital Vision, Inc. as follows:

Fair value of tangible assets acquired                                                224,957
Fair value of liabilities assumed                                                    (329,953)
                                                                                  -----------
Fair value of net assets acquired                                                    (104,996)

Common stock issued                                                                (1,115,625)
Cash paid                                                                              (6,980)
Accrued cash payments                                                                 (40,000)
                                                                                  ===========
Excess of cost over fair value of net assets acquired                             ($1,267,601)
                                                                                  ===========

             The accompanying notes are an integral part of the consolidated financial statements.



                                                      FOCUS ENHANCEMENTS, INC.
                                                   STATEMENT OF CHANGES IN EQUITY
                                             FOR THE THREE MONTHS ENDED MARCH 31, 1998


                                                                                              Accumulated
                                                                                                  Other
                                                               Comprehensive    Accumulated   Comprehensive    Common      Paid-in
                                                    Total        Income           Deficit        Income        Stock       Capital
                                                ------------   -------------  -------------   -------------  ---------- ------------

Beginning balance                               $  5,068,383   $          0   ($22,411,611)   $          0   $ 140,102  $ 27,339,892

Comprehensive Income
  Net income                                         364,748        364,748
  Other comprehensive income, net of tax
       Unrealized gains on securities, net of
            reclassification adjustment               57,097         57,097

                                                               ------------
Comprehensive income                                           $    421,845                        421,845
                                                               ============

Common stock issued                                4,091,122                                                    15,409     4,075,713

                                                ------------                  ------------    ------------   ---------  ------------
Ending balance                                  $  9,581,350                  ($22,411,611)   $    421,845   $ 155,511  $ 31,415,605
                                                ============                  ============    ============   =========  ============

                        The accompanying notes are an integral part of the consolidated financial statements.

                                                      FOCUS ENHANCEMENTS, INC.
                                                   STATEMENT OF CHANGES IN EQUITY
                                             FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                                                                              Accumulated
                                                                                                  Other
                                                               Comprehensive    Accumulated   Comprehensive    Common      Paid-in
                                                    Total        Income           Deficit        Income        Stock       Capital
                                                ------------   -------------  -------------   -------------  ---------- ------------


Beginning balance                               $  2,536,502   $          0   ($18,861,553)   $          0   $113,018   $ 21,285,037

Comprehensive Income
  Net income                                          16,476         16,476
  Other comprehensive income, net of tax
       Unrealized gains on securities, net of
            reclassification adjustment                    0              0

                                                               ------------
Comprehensive income                                           $     16,476                         16,476
                                                               ============

Common stock issued                                2,022,172                                                   14,128      2,008,044

                                                ------------                  ------------    ------------   ---------  ------------
Ending balance                                  $  4,575,150                  ($18,861,553)   $     16,476   $127,146   $ 23,293,081
                                                ============                  ============    ============   =========  ============

                        The accompanying notes are an integral part of the consolidated financial statements.

                            FOCUS ENHANCEMENTS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The consolidated financial statements of FOCUS Enhancements, Inc. ("the Company") as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Lapis Technologies, Inc., TView, Inc., FOCUS Enhancements b. v. and Focus Networking, Inc. On March 31, 1998, the Company acquired certain assets and assumed certain liabilities of Digital Vision, Inc. in a transaction accounted for under the purchase method of accounting. These assets and liabilities are included in the balance sheet as of March 31, 1998. The operations pursuant to this acquisition will be recorded in the Company's financial statements beginning April 1, 1998, In the opinion of management, the consolidated financial statements include all adjustments
(consisting only of normal recurring adjustments) necessary for a fair presentation of the results of the interim periods. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for any future period.

2.       ACCOUNTING POLICY

         Securities - Available for Sale

         Securities - available for sale consist of common stock carried at fair value, with unrealized gains and losses as a separate component of stockholders' equity.

3.       NET INCOME PER SHARE

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings Per Share" which requires earnings per share to be calculated on a basic and dilutive basis. Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants, and are determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment to income as a result of the conversion. For the three months ended March 31, 1998 and 1997, options and warrants applicable to 5,460,505 shares and 6,011,659 shares, respectively were anti-dilutive and excluded from the diluted earnings per share computation. The statement is effective for interim and annual periods ending after December 15, 1997, and requires the restatement of all prior period earnings per share data presented. Accordingly, the Company has restated all earnings per share data for prior years presented herein.

4.       COMPREHENSIVE INCOME

         In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain FASB statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. SFAS No. 130 requires that all items of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Additionally, SFAS No. 130 requires that the accumulated balance of other comprehensive income be displayed separately form retained earnings and additional paid-in-capital in the equity section of the balance sheet. The Company adopted these disclosure requirements in the first quarter of 1998 and has presented comparative disclosure for the quarter ended March 31, 1997. In 1997, the Company had no other components of comprehensive income other than net income.

5.       INCOME TAXES

       The Company has utilized its net operating loss carryforwards in estimating its provision for income taxes in the three month period ended March 31,1998.

6.       INVENTORIES

         Inventories consist of the following:

                                                  March 31,         December 31,
                                                   1998                 1997
                                                 ----------         -----------
Finished goods                                   $3,498,716          $3,304,444
Raw materials                                       484,350             685,160
                                                 ----------          ----------
                                                 $3,983,066          $3,989,604
                                                 ==========          ==========

7.       NOTES PAYABLE

         Lines of Credit, Banks. The Company maintains a revolving line of credit with a bank, which is fully drawn as of March 31, 1998. Borrowings under the line are payable upon demand and are collateralized by all of the assets of the Company, except as noted below. Borrowings, aggregating $690,000 at March 31, 1998, bear interest at the bank's prime rate plus 1% (9.5% at March 31, 1998) and are personally guaranteed by an investor. In March 1998, the line of credit was extended to June 8, 1998.

         Term Line of Credit. At March 31, 1998, the Company owed $1,500,000 to an unrelated individual under a term line of credit originated in October 1994 in the principal amount of $2,500,000. Borrowings under the line of credit were made pursuant to a promissory note that was due on March 31, 1997 and was not paid. The Company is in the process of renegotiating the terms and expiration date of this loan with the lender. Pending an agreement pertaining to the payment or renegotiation of this line of credit, the Company continues to make quarterly payments of interest under the original terms of this note. In the event that the unaffiliated lender does not extend the due date, the Company would be required to pay the amounts outstanding from working capital or from equity or debt financing.

         Term Loan, Bank. At March 31, 1998, the Company owed $329,953 to a bank resulting from the purchase of certain assets and the assumption of certain liabilities of Digital Vision, Inc. The borrowings bear interest at the Wall Street Journal prime rate plus 2% (10.5% at March 31, 1998). The terms of the note require payment of interest only through September 30, 1998. The outstanding balance at September 30, 1998 is payable thereafter in monthly installments, with interest, until the loan expiration date of March 31, 1999.

8.          COMMON STOCK TRANSACTIONS

         On March 3, 1998, the Company completed a financing of approximately $3,000,000 in gross proceeds from the sale of 1,092,150 shares of Common Stock and warrants to purchase 327,645 of common stock in a private placement to an unaffiliated accredited investor. The warrants are exercisable until March 3, 2005 if during the period ending August 25, 1999, the average of the closing bid prices of the Company's common stock during any consecutive 20 trading days is equal to or less than $2.7469. The shares issued in connection with this transaction and issuable upon exercise of the warrants were registered under the Securities Act of 1933 on April 22, 1998. Fees and expenses associated with this offering amounted to approximately $172,600 yielding net proceeds of $2,827,400. In connection with this transaction, the Board of Directors authorized the grant of warrants to the placement agent to purchase 21,429 shares of the Company's common stock at a price of $4.2118 per share exercisable for a period of five years.

         On March 31, 1998, the Company issued approximately 350,000 shares of common stock valued at approximately $1,115,600 in conjunction with the acquisition of certain assets of Digital Vision, Inc. Under the terms of the asset purchase agreement, the shares issued as part of this transaction will be registered under the Securities Act of 1933 on or before June 30, 1998. In addition, the Company agreed to pay approximately $47,000 in cash for the net assets with a preliminary estimated fair value of approximately ($105,000), consisting of accounts receivable ($164,400), inventory ($60,600) offset by the assumption of notes payable ($330,000). The resulting goodwill of approximately $1,267,000 will be amortized over its estimated benefit period of ten years. The preliminary fair value of the assets are included in the balance sheet at March 31, 1998, with the operations of Digital Vision, Inc. to be included in the financial statements of the Company beginning April 1, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following information should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

         The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-QSB which are not historical facts constitute forward looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Each forward looking statement should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1, of this Quarterly Report and with the information contained in Item 2, including, but not limited to, "Certain Factors That May Affect Future Results" contained herein, together with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, including, but not limited to, the section therein entitled "Certain Factors That May Affect Future Results."

RESULTS OF OPERATIONS

               Three-Month Period Ended March 31, 1998 As Compared
                With The Three-Month Period Ended March 31, 1997

Net Sales

         Net sales for the three-month period ended March 31, 1998 ("Q1 98") were $5,251,948 as compared with $4,801,550 for the three-month period ended March 31, 1997 ("Q1 97"), an increase of $450,398 or 9%. The growth in net sales is attributed to increased sales to US resellers offset by decreased sales to international resellers and OEM/Licensing customers. Specifically, net sales in Q1 98 to the Company's US resellers increased 48% to $4,280,000 from $2,899,000 in Q1 97. Net sales to international resellers declined 45% to $425,000 from $770,000 for the same quarter in 1997. Net sales to OEM/Licensing customers decreased 52% to $547,000 in Q1 98 from $1,133,000 for the same quarter in 1997. This decrease reflects primarily a reduction in OEM sales to a major manufacturer of personal computers. During Q1 97, net sales to this customer represented 4% of the Company's revenues compared to 15% of revenues during a comparable quarter in 1997.

         As of March 31, 1998, the Company had a sales order backlog of approximately $2.2 million.

 Cost of Goods Sold

         Cost of goods sold were $2,781,936 or 52% of net sales, for the three-month period ended March 31, 1998, as compared with $3,267,841 or 68% of net sales, for the three-month period ended March 31, 1997, a decrease in absolute dollars of $485,905 or 15%. The Company's gross profit margins for Q1 98 and Q1 97 were 48% and 32%, respectively. The decrease in cost of goods sold in absolute dollars and as a percentage of sales is due principally to reduced manufacturing costs achieved as a result of the use of the Company's FS300 integrated circuit in manufacturing of the Company's products, combined with a decrease in OEM sales on which margins are typically lower.

Sales, Marketing and Support Expenses

         Sales, marketing and support expenses were $1,166,327 or 22% of net sales, for the three-month period ended March 31, 1998, as compared with $952,964, or 20% of net sales, for the three-month period ended March 31, 1997, an increase of $213,363 or 22%. The increase in absolute dollars is due primarily to increased sales commissions as a result of increased sales from period to period and, an increase in advertising and trade show events as well as increased domestic channel expansion efforts.

General and Administrative Expenses

         General and administrative expenses for the three-month period ended March 31, 1998 were $541,231 or 10% of net sales, as compared with $385,092, or 8% of net sales for the three-month period ended March 31, 1997, a increase of $156,139 or 41%. The increase in absolute dollars is due primarily to a increases in depreciation of $52,000, goodwill amortization associated with TView, Inc. and Lapis of $9,000 and increased costs of employee benefits, recruiting and temporary services of $60,000.

Research and Development Expenses

         Research and development expenses for the three-month period ended March 31, 1998 were $310,801, or 6% of net sales, as compared to $179,402, or 4% of net sales, for three-month period ended March 31, 1997, an increase of $131,399 or 73%. The increase is due principally to increases in payroll and employee benefits of $70,000, in recruiting expenses of $18,000, and in consulting expenses of $39,000.

Interest Expense, Net

         Net interest expense for the three-month period ended March 31, 1998 was $77,039, or 1.5% of net sales, as compared to $67,240, or 1.4% of net sales, for the three-month period ended March 31, 1997, an increase of $9,799, or 14.5%. The increase is primarily attributable to fees incurred for the extension of the Company's revolving line of credit.

Other Income

         Other Income for the three-month period ended March 31, 1998 was $634 as compared to $69,015, for the three-month period ended March 31, 1997. Other income for Q1 97 of $69,015 resulted from the settlement of certain accounts payable obligations.

Net Income

          For the quarter ended March 31, 1998, the Company reported net income of $364,748, or $0.03 per share, as compared to $16,476, or $0.00 per share, for the quarter ended March 31, 1997

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the three-month periods ended March 31, 1998 and 1997 was ($2,264,567) and ($874,724), respectively. In Q1 98, net cash used in operating activities consisted primarily of an increase in accounts receivable of $1,297,886 and decreases in accounts payable and accrued liabilities of $1,455,445 and $205,254, respectively. This was offset by increases in prepaid expenses of $108,844, in depreciation and amortization (non-cash charge) of $153,272, and net income of $364,748. As of March 31, 1998, accounts receivable from a major distributor and from a major national retailer represented approximately 31% and 10%, respectively, of total accounts receivable. In Q1 98, the Company wrote-off approximately $400,000 of uncollectable accounts receivable against a reserve established at December 31, 1997. In Q1 98, the Company continued to record provisions for potential future uncollectable accounts. The Company continually monitors inventory levels at its resellers, and during Q1 98 experienced improved sell-through and lower inventory levels of its products in its distribution channels.

         In the three months ended March 31, 1997, net cash used in operations consisted primarily of an increase in accounts receivable of $2,007,873. This was offset by an increase in accounts payable of $909,071.

         Net cash used in investing activities for the three month periods ended March 31, 1998 and 1997 was ( $195,432) and ($234,806) respectively. In Q1 98 and Q1 97, cash used in investing activities was principally for the purchase of property and equipment.

         Net cash from financing activities for the three-month periods ended March 31, 1998 and 1997 was $2,904,772 and $1,996,353, respectively. In Q1 98, the Company received $2,827,355 in net proceeds from private offerings of common stock and $148,142 from the exercise of common stock options and warrants. The Company's financing proceeds were offset by payments on notes payable and capital lease obligations. In the same period in 1997, the Company received $1,996,813 in net proceeds from private offerings of Common Stock and $25,359 from the exercise of common stock options and warrants. The Q1 97 financing proceeds were offset by payments on notes payable and capital lease obligations.

         As of March 31, 1998, the Company had working capital of $5,825,071, as compared to $2,619,300 at December 31, 1997, an increase of $3,298,412. The Company's cash position increased to $1,164,624 at March 31, 1998, an increase of $444,773, or 62%, over amounts at December 31, 1997.

         On March 3, 1998, the Company sold 1,092,150 shares of common stock and warrants to purchase 327,645 of common stock for gross proceeds of $3,000,000 in a private placement to an unaffiliated accredited investor. The warrants are exercisable until March 3, 2005 if during the period ending August 25, 1999, the average of the closing bid prices of the Company's common stock during any consecutive 20 trading days is equal to or less than $2.7469. The shares issued in connection with this transaction and issuable upon exercise of the warrants were registered under the Securities Act of 1933 on April 22, 1998. Fees and expenses associated with this offering amounted to approximately $172,600 yielding net proceeds of $2,827,400. In connection with this transaction, the Board of Directors authorized the grant of warrants to the placement agent to purchase 21,429 shares of the Company's common stock at a price of $4.2118 per share exercisable for a period of five years.

         Although the Company has been successful in the past in raising sufficient capital to fund its operations, there can be no assurance that the Company will achieve sustained profitability or obtain sufficient financing in the future to provide the liquidity necessary for the Company to continue operations.

         At March 31, 1998, the Company was in violation of certain debt covenants relating to the line of credit with its commercial bank. In March 1998, the Company received a waiver of the covenants from the commercial bank, a revision of the loan covenants and an agreement to extend the line until June 8,

1998. In addition, the Company is currently negotiating with its unaffiliated lender to extend the March 1998 due date for the $1.5 million note payable which was in default as of the date of this report. In the event that the unaffiliated lender does not extend the due date, the Company would be required to pay the amounts outstanding from working capital or from equity or debt financing.

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


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward looking" information that involve risks and uncertainties. In particular, statements contained in this Form 10-QSB which are not historical facts (including, but not limited to, statements concerning international revenues, anticipated operating expense levels and such expense levels relative to the Company's total revenues) constitute forward looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the availability of capital to fund the Company's future cash needs, reliance on major customers, history of operating losses, limited availability of capital under credit arrangements with lenders, market acceptance of the Company's products, technological obsolesence, competition, component supply problems and protection of proprietary information, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels.

                           PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

         The Company is not party to any pending legal proceedings, other than routine litigation that is incidental to the business, which would have a material adverse effect on the Company's financial position or results of operations for the three month period ended March 31, 1998.

ITEM 2.       CHANGES IN SECURITIES

         None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

         In October 1994, the Company borrowed $2,500,000 from an unaffiliated lender under a term note due February 1, 1996. The term note accrues interest at the prime rate plus 2%, payable quarterly in arrears, and is collateralized by a second security interest in all the assets of the Company. At March 31, 1998, the Company owed $1,500,000 to the lender under the term note. This note was due on March 31, 1997 and was not paid. The Company is in the process of renegotiating the terms and expiration date of this loan with the lender.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE

         None

ITEM 5.       OTHER INFORMATION

Sale of Common Stock

         On March 3, 1998, the Company completed a financing of $3,000,000 in gross proceeds from the sale of 1,092,150 shares of Common Stock and warrants to purchase 327,645 of common stock in a private placement to an unaffiliated accredited investor. The warrants are exercisable until March 3, 2005 if during the period ending August 25, 1999, the average of the closing bid prices of the Company's common stock during any consecutive 20 trading days is equal to or less than $2.7469. The shares issued in connection with this transaction and issuable upon exercise of the warrants were registered under the Securities Act of 1933 on April 22, 1998. Fees and expenses associated with this offering amounted to approximately $172,600 yielding net proceeds of $2,827,400. In connection with this transaction, the Board of Directors authorized the grant of warrants to the placement agent to purchase 21,429 shares of the Company's common stock at a price of $4.2118 per share exercisable for a period of five years.

Purchase of Digital Vision, Inc.

         On March 31, 1998, the Company acquired certain assets and assumed certain liabilities of Digital Vision, Inc. The Company issued approximately 350,000 shares of common stock and agreed to pay approximately $47,000 in cash to acquire all of Digital Vision's accounts receivable, inventory, all tangible assets including equipment and computer hardware and all intellectual property rights including trademarks, customer lists and contract rights. The Company also assumed approximately $330,000 of liabilities in conjunction with this acquisition, resulting in goodwill of approximately $1,267,600, which will be amortized over its estimated benefit period of ten years. The preliminary fair value of the assets purchased and liabilities assumed are included in the balance sheet as of March 31, 1998. The operations of Digital Vision, Inc will be included in the financial statements of the Company beginning April 1, 1998.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K


a.       The following exhibits are filed herewith:


         11    Statement Re: Computation of Per Share Earnings



b.       Reports on Form 8-K

         The Company did not file any reports on Form 8-K reports during the quarter ended March 31, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             FOCUS Enhancements, Inc.




     May 15, 1998                        By: \s\ Thomas L. Massie
                                             Thomas L. Massie
                                             Chief Executive Officer and
                                             Chairman of the Board
                                             (Principal Executive Officer)



     May 15, 1998                        By: \s\ Gary M. Cebula
                                             Gary M. Cebula
                                             Vice President of Finance
                                             and Administration
                                             (Principal Accounting Officer)