Form 10QSB
period 1998-06-30
FOCUS ENHANCEMENTS INC
filed 1998-08-14
CIK 884719

FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1998

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


                                (978) 371 - 2000
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X No_____

As of June 30, 1998, there were outstanding 17,458,357 shares of Common Stock, $.01 par value per share.

                            FOCUS ENHANCEMENTS, INC.
                                   FORM 10-QSB

                                QUARTERLY REPORT
                                  June 30, 1998

                                TABLE OF CONTENTS

                                                                          Page

Facing Page                                                                1
Table of Contents                                                          2

PART I. FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements:

             Consolidated Balance Sheets at June 30, 1998
             and December 31, 1997                                        3

             Consolidated Statements of Income
             for the Three Months Ended June 30, 1998 and 1997            4

             Consolidated Statements of Income
             for the Six Months Ended June 30, 1998 and 1997              5

             Consolidated Statement of Changes in Stockholders' Equity
             for the Six Months Ended June 30, 1998                       6

             Consolidated Statement of Changes in Stockholders' Equity
             for the Six Months Ended June 30, 1997                       7

             Consolidated Statements of Cash Flows
             for the Six Months Ended June 30, 1998 and 1997              8

             Notes to Consolidated Financial Statements                  9-11

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       12-17

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                            18
     Item 2. Changes in Securities                                        18
     Item 3. Defaults Upon Senior Securities                              18
     Item 4. Submission of Matters to a Vote of Security Holders          18
     Item 5. Other Information                                            19
     Item 6. Exhibits and Reports on Form 8-K                             20


SIGNATURES                                                                21

                                           FOCUS ENHANCEMENTS, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)


                                                    ASSETS

                                                                                   June 30,      December 31,
                                                                                     1998            1997
                                                                                 ------------    ------------
Current Assets:
     Cash and cash equivalents                                                   $  6,028,980    $    719,851
     Securities available for sale                                                    794,373    $    595,000
     Accounts receivable, net of allowances of $432,150 and $820,998
        at June 30, 1998 and December 31, 1997, respectively                        9,569,257       5,538,132
     Inventories                                                                    3,007,492       3,989,604
     Prepaid expenses and other current assets                                        394,457         470,907
                                                                                 ------------    ------------
        Total current assets                                                       19,794,559      11,313,494

Property and equipment, net                                                         1,165,886       1,068,918
Other assets, net                                                                     280,770         288,482
Goodwill, net                                                                       2,501,280       1,249,750
                                                                                 ------------    ------------
        Total assets                                                             $ 23,742,495    $ 13,920,644
                                                                                 ============    ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                               $  2,429,476    $  2,220,000
     Obligations under capital leases                                                  46,836         102,320
     Accounts payable                                                               3,947,993       5,515,913
     Accrued liabilities                                                              175,226         855,961
                                                                                 ------------    ------------
        Total current liabilities                                                   6,599,531       8,694,194


Deferred Income                                                                        84,212          84,212
Obligations under capital leases                                                       65,205          73,855
                                                                                 ------------    ------------
        Total liabilities                                                           6,748,948       8,852,261
                                                                                 ------------    ------------


Stockholders' equity:
     Preferred stock, $.01 par value; 3,000,000 shares authorized; none issued           --              --
     Common stock, $.01 par value; 25,000,000 shares authorized,
         17,458,357 and 14,010,186 shares issued and outstanding at
        June 30, 1998 and December 31, 1997, respectively                             174,584         140,102
     Additional paid-in capital                                                    38,050,804      27,339,892
     Accumulated deficit                                                          (21,431,214)    (22,411,611)
     Accumulated other comprehensive income                                           199,373            --
                                                                                 ------------    ------------
        Total stockholders' equity                                                 16,993,547       5,068,383
                                                                                 ------------    ------------
        Total liabilities and stockholders' equity                               $ 23,742,495    $ 13,920,644
                                                                                 ============    ============


             The accompanying notes are an integral part of the consolidated financial statements.

                            FOCUS ENHANCEMENTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        Three Months Ended
                                                   June 30,          June 30,
                                                     1998              1997
                                                 ------------      ------------

Net sales                                        $  6,872,086      $  6,124,867
Cost of goods sold                                  4,065,355         4,057,809
                                                 ------------      ------------

      Gross profit                                  2,806,731         2,067,058
                                                 ------------      ------------

Operating expenses:

      Sales, marketing and support                  1,281,010         1,012,253
      General and administrative                      590,751           474,476
      Research and development                        244,923           252,436
                                                 ------------      ------------
          Total operating expenses                  2,116,684         1,739,165
                                                 ------------      ------------

Income from operations                                690,047           327,893

Interest expense, net                                 (60,371)          (67,703)
Other income (expense), net                             5,134           (26,883)
                                                 ------------      ------------

Income before income taxes                            634,810           233,307

Income tax expense                                     19,161             1,600
                                                 ------------      ------------

Net income                                       $    615,649      $    231,707
                                                 ============      ============

Net income per common share
          Basic                                  $       0.04      $       0.02
                                                 ============      ============
          Diluted                                $       0.04      $       0.02
                                                 ============      ============

Weighted average common
      shares outstanding
          Basic                                    16,203,388        12,716,005
                                                 ============      ============
          Diluted                                  17,407,893        13,337,853
                                                 ============      ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            FOCUS ENHANCEMENTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          Six Months Ended
                                                     June 30,         June 30,
                                                      1998             1997
                                                 ------------      ------------

Net sales                                        $ 12,124,034      $ 10,926,417
Cost of goods sold                                  6,847,291         7,325,650
                                                 ------------      ------------
      Gross profit                                  5,276,743         3,600,767
                                                 ------------      ------------

Operating expenses:

      Sales, marketing and support                  2,447,337         1,965,217
      General and administrative                    1,131,982           859,568
      Research and development                        555,724           431,838

                                                 ------------      ------------
           Total operating expenses                 4,135,043         3,256,623
                                                 ------------      ------------

Income from operations                              1,141,700           344,144

Interest expense, net                                (137,410)         (134,943)
Other income, net                                       5,768            42,132
                                                 ------------      ------------

Income before income taxes                          1,010,058           251,333

Income tax expense                                     29,661             3,150
                                                 ------------      ------------

Net income                                       $    980,397      $    248,183
                                                 ============      ============

Net income per common share
           Basic                                 $       0.06      $       0.02
                                                 ============      ============
           Diluted                               $       0.06      $       0.02
                                                 ============      ============

Weighted average common
      shares outstanding
           Basic                                   15,367,771        12,123,306
                                                 ============      ============
           Diluted                                 16,604,378        12,538,386
                                                 ============      ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                      FOCUS ENHANCEMENTS, INC.
                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                               FOR THE SIX MONTHS ENDED JUNE 30, 1998


                                                                                                            Accumulated
                                                                                                               Other
                                                    Comprehensive    Common      Paid-in     Accumulated  Comprehensive
                                                        Income       Stock       Capital       Deficit        Income      Total
                                                    -------------  ---------   -----------  ------------  ------------- -----------

 Beginning balance                                                 $ 140,102   $27,339,892  $(22,411,611)               $ 5,068,383

 Comprehensive Income:
  Net income                                        $   980,397                                  980,397                    980,397
  Other comprehensive income, net of tax
    Unrealized gains on securities, net of
       reclassification adjustment                      199,373                                              $199,373       199,373
                                                    -----------
 Comprehensive income                               $ 1,179,770
                                                    ===========

 Common stock issued                                                  34,482    10,710,912                               10,745,394
                                                                   ---------   -----------  ------------     --------   -----------
 Ending balance                                                    $ 174,584   $38,050,804  $(21,431,214)    $199,373   $16,993,547
                                                                   =========   ===========  ============     ========   ===========

                        The accompanying notes are an integral part of the consolidated financial statements.

                                                                 6

                                                      FOCUS ENHANCEMENTS, INC.
                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                               FOR THE SIX MONTHS ENDED JUNE 30, 1997


                                                                                                            Accumulated
                                                                                                               Other
                                                    Comprehensive    Common      Paid-in     Accumulated  Comprehensive
                                                        Income       Stock       Capital       Deficit        Income      Total
                                                    -------------  ---------   -----------  ------------  ------------- -----------


 Beginning balance                                                 $ 113,018   $21,285,037  $(20,425,532)               $   972,523

 Comprehensive Income:
   Net income                                       $   248,183                                  248,183                    248,183
   Other comprehensive income, net of tax
     Unrealized gains on securities, net of
        reclassification adjustment                          --                                               $    --           --
                                                    -----------
 Comprehensive income                               $   248,183
                                                    ===========

 Common stock issued                                                  14,172     2,023,466                                2,037,638
                                                                   ---------   -----------  ------------     --------   -----------

 Ending balance                                                    $ 127,190   $23,308,503  $(20,177,349)    $     --   $ 3,258,344
                                                                   =========   ===========  ============     ========   ===========


                        The accompanying notes are an integral part of the consolidated financial statements.

                                                                 7

                                       FOCUS ENHANCEMENTS, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                               Six Months Ended
                                                                             June 30,       June 30,
                                                                              1998           1997
                                                                          -----------    -----------
Cash flows from operating activities:
    Net income                                                            $   980,397    $   248,183
    Adjustments to reconcile net income to net cash used in
       operating activities:
       Depreciation and amortization                                          356,499        191,681
       Gain on the forgiveness of accounts payable                               --          (70,202)
       Changes in operating assets and liabilities, net of the
          effects of acquisition;
            (Increase) decrease in accounts receivable                     (3,866,784)    (2,643,714)
            Decrease (increase) in inventories                              1,042,728       (328,363)
            Decrease (increase) in prepaid expenses and other assets           76,450        (11,092)
            Decrease (increase) in other assets                                 7,712        (25,490)
            (Decrease) increase in accounts payable                        (1,622,462)     1,983,615
            (Decrease) increase in accrued liabilities                       (680,735)       (71,364)
                                                                          -----------    -----------
       Net cash used in operating activities                               (3,706,195)      (726,746)
                                                                          -----------    -----------
Cash flows from investing activities:
    Purchase of property and equipment                                       (382,854)      (396,772)
    Cash paid in acquisition of Digital Vision, Inc.                          (46,980)          --
                                                                          -----------    -----------
       Net cash used in investing activities                                 (429,834)      (396,772)
                                                                          -----------    -----------
Cash flows from financing activities:
    Payments on notes payable                                                (120,477)       (20,000)
    Payments under capital lease obligations                                  (64,134)       (45,468)
    Net proceeds from private offerings of common stock                     2,827,355      1,996,813
    Net proceeds from exercise of common stock options and warrants         6,802,414         40,825
                                                                          -----------    -----------
       Net cash provided by financing activities                            9,445,158      1,972,170
                                                                          -----------    -----------
Net increase in cash and cash equivalents                                   5,309,129        848,652

Cash and cash equivalents at beginning of period                              719,851        413,894
                                                                          -----------    -----------
Cash and cash equivalents at end of period                                $ 6,028,980    $ 1,262,546
                                                                          ===========    ===========
Supplemental Cash Flow Information:

       Interest paid                                                      $   137,410    $   134,943
       Income taxes paid                                                  $    29,661    $     3,150
       Issuance of Common Stock Warrants                                  $      --      $    42,000

Supplemental  schedule of noncash  investing and financing  activities:
On March 31, 1998, the Company purchased certain assets and assumed certain liabilities of Digital Vision, Inc. as follows:

Fair value of tangible assets acquired                                        224,957
Fair value of liabilities assumed                                            (384,495)
                                                                          -----------
Fair value of net assets acquired                                            (159,538)

Common stock issued                                                        (1,115,625)
Cash paid                                                                     (46,980)
                                                                          ===========
Excess of cost over fair value of net assets acquired                     $(1,322,143)
                                                                          ===========

         The accompanying notes are an integral part of the consolidated financial statements.


                            FOCUS ENHANCEMENTS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The consolidated financial statements of FOCUS Enhancements, Inc. ("the Company") as of June 30, 1998 and for the three- and six-month periods ended June 30, 1998 and 1997 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Lapis Technologies, Inc., TView, Inc., FOCUS Enhancements b. v. and Focus Networking, Inc. On March 31, 1998, the Company acquired certain assets and assumed certain liabilities of Digital Vision, Inc. in a transaction accounted for under the purchase method of accounting.

The results of operations of Digital Vision, Inc. have been included in the accompanying consolidated financial statements since April 1, 1998. The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company and Digital Vision, Inc. as if the acquisition had occurred at the beginning of the six-month period, presented.

                                              Pro forma Results
                                              Six Months Ended
                                                  June 30,

                                             1998         1997
                                          -----------------------

Net Sales                                 $12,375,000  $11,425,000
Income From Operations                      1,175,000      395,000
Net Income                                  1,000,000      265,000
Net Income
  Per Common Share  (Basic And Diluted)   $     0.06   $     0.02
                                          ----------   ----------

         In the opinion of management, the consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of the interim periods. The results of operations for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for any future period.

2.       NET INCOME PER SHARE

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings Per Share" which requires earnings per share to be calculated on a basic and dilutive basis. Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants, and are determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment to income as a result of the conversion. For the six- months ended June 30, 1998 and 1997, options and warrants applicable to 6,881,303 shares and 3,468,158 shares, respectively, were anti-dilutive and excluded from the diluted earnings per share computation. The statement is effective for interim and annual periods ending after December 15, 1997, and requires the restatement of all prior period earnings per share data presented. Accordingly, the Company has restated all earnings per share data for prior periods presented herein.

3.       COMPREHENSIVE INCOME

         In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain FASB statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. SFAS No. 130 requires that all items of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Additionally, SFAS No. 130 requires that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. The Company adopted these disclosure requirements in the first quarter of 1998 and has presented comparative disclosure for the six months ended June 30, 1998 and June 30, 1997, respectively. In 1997, the Company had no other components of comprehensive income other than net income.

4.       INCOME TAXES

         The Company has utilized its net operating loss carryforwards in estimating its provision for income taxes in the three- and six-month periods ended June 30,1998.

5.       INVENTORIES

         Inventories consist of the following:

                              June 30,              December 31,
                               1998                     1997
                            ----------              -----------

Finished goods              $2,596,981              $3,304,444

Raw materials                  410,511                 685,160
                            ----------              ----------
                            $3,007,492              $3,989,604
                            ==========              ==========

6.       NOTES PAYABLE

         Lines of Credit, Banks. The Company maintains a revolving line of credit with a bank, which is fully drawn as of June 30, 1998. Borrowings under the line are payable upon demand and are collateralized by all of the assets of the Company, except as noted below. Borrowings, aggregating $680,000 at June 30, 1998, bear interest at the bank's prime rate plus 1% (9.5% at June 30, 1998) and are personally guaranteed by a stockholder. In August 1998, the line of credit was extended to October 8, 1998.

         Term Line of Credit. At June 30, 1998, the Company owed $1,500,000 to an unrelated individual under a term line of credit originated in October 1994 in the principal amount of $2,500,000. Borrowings under the line of credit were made pursuant to a promissory note that was due on June 30, 1997 and was not paid. The Company repaid this obligation, in full, on July 10, 1998.

         Term Loan, Bank. On March 31, 1998, the Company assumed a $329,953 bank loan resulting from the purchase of certain assets and the assumption of certain liabilities of Digital Vision, Inc. The borrowings bear interest at the Wall Street Journal prime rate plus 2% (10.5% at June 30, 1998). The terms of the note require payment through September 30, 1998, of interest only. The outstanding balance at September 30, 1998 is payable thereafter in monthly installments, with interest, until the loan expiration date of June 30, 1999. At June 30, 1998, the outstanding amount owed on this loan was $249,476.

7.       COMMON STOCK TRANSACTIONS

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

         On March 31, 1998, the Company issued approximately 350,000 shares of common stock valued at approximately $1,115,600 in conjunction with the acquisition of certain assets of Digital Vision, Inc. Under the terms of the asset purchase agreement, shares issued as part of this transaction have been registered under the Securities Act of 1933. In addition, the Company agreed to pay approximately $47,000 in cash for net assets with a fair value of approximately ($160,000), consisting of accounts receivable ($164,400), inventory ($60,600) offset by the assumption of notes payable ($330,000) and accounts payable ($55,000). The resulting goodwill of approximately $1,322,000 will be amortized over its estimated benefit period of ten years. The operations of Digital Vision, Inc. have been included in the financial statements of the Company since April 1, 1998.

         In the six-month period ended June 30, 1998, the Company received gross proceeds of $6,146,887.50 as a result of the exercise of 910,650 of the Company's Redeemable Common Stock Purchase Warrants (the "Warrants") issued in connection with the Company's initial public offering in May 1993. The Company issued 1,649,202 shares of common stock as a result of the exercise of the Warrants. In accordance with the anti-dilution provisions of the Warrants, the holder was entitled to receive 1.811 shares of common stock for each Warrant exercised. The Warrants were exercisable at a price of $6.75 per Warrant until May 26, 1998.

8.       SUBSEQUENT EVENTS

Purchase of PC Video Conversion, Inc.

         On July 29, 1998, the Company acquired certain assets and assumed certain liabilities of PC Video Conversion, Inc. ("PC Video"). At the closing, the Company paid PC Video $700,000 in cash and delivered a promissory note in the principal amount of $1,000,000 providing payment of principal and interest over a period of 36 months. In addition, the Company issued 122,796 shares of common stock and agreed to register the common stock with the United States Securities and Exchange Commission within one hundred twenty days of the closing. The Company purchased all of PC Video's accounts receivable, inventory, all tangible assets including equipment and computer hardware and all intellectual property rights including trademarks, customer lists and contract rights. The Company also assumed approximately $79,650 of liabilities in connection with this acquisition. The acquisition is being accounted for as a purchase and resulted in goodwill of approximately $1,566,500. The operations of PC Video Conversion, Inc. will be included in the financial statements of the Company beginning August 1, 1998.

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

RESULTS OF OPERATIONS

               Three-Month Period Ended June 30, 1998 As Compared
                 With The Three-Month Period Ended June 30, 1997

Net Sales

         Net sales for the three-month period ended June 30, 1998 ("Q2 98") were $6,872,086 as compared with $6,124,867 for the three-month period ended June 30, 1997 ("Q2 97"), an increase of $747,219 or 12%. The growth in net sales is attributed to increased sales to US resellers offset by decreased sales to international resellers and OEM/Licensing customers. Specifically, net sales in Q2 98 to the Company's US resellers increased 51% to $5,330,000 from $3,540,000 in Q2 97. Net sales to international resellers declined 88% to $81,000 from $648,000 for the same quarter in 1997 due to the transition from the sale of networking products (which constituted a significant portion of net sales in 1997) to the sale of PC to TV products. Net sales to OEM/Licensing customers decreased 25% to $1,461,000 in Q2 98 from $1,937,000 for the same quarter in 1997. This decrease reflects primarily a reduction in OEM sales to a major manufacturer of personal computers and to a manufacturer of televisions. During Q2 98, there were no sales to these two customers whereas sales to these customers were approximately 29% of revenues during the comparable quarter in 1997.


         As of June 30, 1998, the Company had a sales order backlog of approximately $550,000.

Cost of Goods Sold

         Cost of goods sold were $4,065,355 or 59% of net sales, for the three-month period ended June 30, 1998, as compared with $4,057,809 or 66% of net sales, for the three-month period ended June 30, 1997, an increase in absolute dollars of $7,546 or 0.2%. The Company's gross profit margins for Q2 98 and Q2 97 were 41% and 34%, respectively. As a percentage of sales, cost of goods sold was lower in Q2 98 principally due to reduced manufacturing costs achieved as a result of the use of the Company's FS300 integrated circuit in manufacturing of the Company's PC to TV products, combined with a decrease in OEM sales on which margins are typically lower.

Sales, Marketing and Support Expenses

         Sales, marketing and support expenses were $1,281,010 or 19% of net sales, for the three-month period ended June 30, 1998, as compared with $1,012,253, or 17% of net sales, for the three-month period ended June 30, 1997, an increase of $268,757 or 27%. The increase in absolute dollars is due primarily to increased spending for advertising and trade show events as well as increased domestic channel expansion efforts.

General and Administrative Expenses

         General and administrative expenses for the three-month period ended June 30, 1998 were $590,751 or 9% of net sales, as compared with $474,476, or 8% of net sales for the three-month period ended June 30, 1997, an increase of $116,275 or 25%. The increase in absolute dollars is due primarily to increases in depreciation of $78,000 and payroll of $38,000.

Research and Development Expenses

         Research and development expenses for the three-month period ended June 30, 1998 were $244,923, or 4% of net sales, as compared to $252,436, or 4% of net sales, for three-month period ended June 30, 1997, a decrease of $7,513 or 3%. The decrease is due principally to a decrease in consulting fees of $68,000 offset by an increase in payroll of $59,000.

Interest Expense, Net

         Net interest expense for the three-month period ended June 30, 1998 was $60,371, or .8% of net sales, as compared to $67,703, or 1.1% of net sales, for the three-month period ended June 30, 1997, a decrease of $7,332, or 10.8%. The decrease is primarily attributable to a reduction in outstanding debt balances and the reduction of certain fees incurred with the extension of the Company's revolving line of credit.

Other Income (Expense)

         Other Income (Expense) for the three-month period ended June 30, 1998 was $5,134 as compared to ($26,883), for the three-month period ended June 30, 1997. Other (Expense) in the three-month period ended June 30, 1997 was due to the write-off of approximately $28,000 of unamortized license fees.

Net Income

                  For the quarter ended June 30, 1998, the Company reported net income of $615,649, or $0.04 per share, as compared to $231,707, or $0.02 per share, for the quarter ended June 30, 1997.

                Six-Month Period Ended June 30, 1998 As Compared
                  With The Six-Month Period Ended June 30, 1997

Net Sales

         Net sales for the six-month period ended June 30, 1998 (the "98 Period") were $12,124,034 as compared with $10,926,417 for the six-month period ended June 30, 1997 (the "97 Period"), an increase of $1,197,617 or 11%. The growth in net sales is attributed to increased sales to US resellers offset by decreased sales to international resellers and OEM/Licensing customers. Specifically, net sales in the 98 Period to the Company's US resellers increased 50% to $9,672,000 from $6,439,000 in the 97 Period. Net sales to international resellers declined 67% to $469,000 in the 98 period from $1,418,000 for the 97 Period due to the transition from the sale of networking products (which constituted a significant portion of net sales in 1997) to the sale of PC to TV products. Net sales to OEM/Licensing customers decreased 35% to $1,983,000 in the 98 Period from $3,069,000 for the 97 Period. This decrease reflects primarily a reduction in OEM sales to a major manufacturer of personal computers and to a manfuacturer of televisions. During the 98 Period, net sales to these two customers represented 2% of the Company's revenues whereas sales to these customers were approximately 12% of revenues during the 97 Period.


Cost of Goods Sold

         Cost of goods sold were $6,847,291 or 56% of net sales, for the six-month period ended June 30, 1998, as compared with $7,325,650 or 67% of net sales, for the six-month period ended June 30, 1997, a decrease in absolute dollars of $478,359 or 7%. The Company's gross profit margins for the 98 Period and the 97 Period were 44% and 33%, respectively. As a percentage of sales, cost of goods sold was lower in the 98 Period principally due to reduced manufacturing costs achieved as a result of the use of the Company's FS300 integrated circuit in manufacturing of the Company's products, combined with a decrease in OEM sales on which margins are typically lower.

Sales, Marketing and Support Expenses

         Sales, marketing and support expenses were $2,447,337 or 20% of net sales, for the six-month period ended June 30, 1998, as compared with $1,965,217, or 18% of net sales, for the six-month period ended June 30, 1997, an increase of $482,120 or 25%. The increase in absolute dollars is due primarily to increased sales commissions as a result of increased sales from period to period and, an increase in advertising and trade show events as well as increased domestic channel expansion efforts.

General and Administrative Expenses

         General and administrative expenses for the six-month period ended June 30, 1998 were $1,131,982 or 9% of net sales, as compared with $859,568, or 8% of net sales for the six-month period ended June 30, 1997, an increase of $272,414 or 32%. The increase in absolute dollars is due primarily to increases in depreciation of $176,000, payroll of $50,000 and professional services of $40,000.

Research and Development Expenses

         Research and development expenses for the six-month period ended June 30, 1998 were $555,724, or 5% of net sales, as compared to $431,838, or 4% of net sales, for six-month period ended June 30, 1997, an increase of $123,886 or 29%. The increase is due principally to increases in payroll of $107,000 and recruiting expenses of $15,000.

Interest Expense, Net

         Net interest expense for the six-month period ended June 30, 1998 was $137,410, or 1.1% of net sales, as compared to $134,943, or 1.2% of net sales, for the six-month period ended June 30, 1997, an increase of $2,467, or 1.8%. The increase is primarily attributable to additional interest paid to the unrelated individual lender during the extended term of the promissory note.

Other Income

         Other Income for the six-month period ended June 30, 1998 was $5,768 as compared to $42,132, for the six-month period ended June 30, 1997. In the six-month period ended June 30, 1997, the Company realized higher other income as a result of favorable settlements of certain accounts payable obligations.

Net Income

         For the six months ended June 30, 1998, the Company reported net income of $980,397, or $0.06 per share, as compared to $248,183, or $0.02 per share, for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the six-month periods ended June 30, 1998 and 1997 was ($3,706,195) and ($726,746), respectively. In the 98
Period, net cash used in operating activities consisted primarily of an increase in accounts receivable of $3,866,784 and decreases in accounts payable of $1,622,462 and accrued liabilities of $680,735. This was offset by a decrease in inventory of $1,042,728, non-cash charges for depreciation and amortization of $356,499, and net income of $980,397. As of June 30, 1998, accounts receivable from a major distributor and from a major national retailer represented approximately 29% and 32%, respectively, of total accounts receivable. In the 98 Period, the Company wrote-off approximately $400,000 of uncollectable accounts receivable against a reserve established at December 31, 1997. In the 98 Period, the Company continued to record provisions for potential future uncollectable accounts. The Company continually monitors inventory levels at its resellers, and during the 98 Period experienced improved sell-through and lower inventory levels of its products in its distribution channels.

         For the six months ended June 30, 1997, net cash used in operations consisted primarily of increases in accounts receivable and inventories of $2,643,714 and $328,363, respectively. This was offset by an increase in accounts payable of $1,983,615.

         Net cash used in investing activities for the six-month periods ended June 30, 1998 and 1997 was ($429,834) and ($396,772), respectively. In the 98
Period and the 97 Period, cash used in investing activities was principally for the purchase of property and equipment.

         Net cash from financing activities for the six-month periods ended June 30, 1998 and 1997 was $9,445,158 and $1,972,170, respectively. In the 98 Period, the Company received $2,827,355 in net proceeds from private offerings of common stock and $6,802,414 from the exercise of common stock options and warrants. The Company's financing proceeds were offset by payments on notes payable and capital lease obligations. In the same six-month period in 1997, the Company received $1,996,813 in net proceeds from private offerings of Common Stock and $40,825 from the exercise of common stock options and warrants. The 97 Period financing proceeds were offset by payments on notes payable and capital lease obligations.

         As of June 30, 1998, the Company had working capital of $13,195,028, as compared to $2,619,300 at December 31, 1997, an increase of $10,575,728. The Company's cash position increased to $6,028,980 at June 30, 1998, an increase of $5,309,129, over amounts at December 31, 1997.

         On March 3, 1998, the Company sold 1,092,150 shares of common stock and warrants to purchase 327,645 shares of common stock for gross proceeds of approximately $3,000,000 in a private placement to an unaffiliated accredited investor. The warrants are exercisable until March 3, 2005 if during the period ending August 25, 1999, the average of the closing bid prices of the Company's common stock during any consecutive 20 trading days is equal to or less than $2.7469. The shares issued in connection with this transaction and issuable upon exercise of the warrants were registered under the Securities Act of 1933 on April 22, 1998. Fees and expenses associated with this offering amounted to approximately $172,600 yielding net proceeds of $2,827,400. In connection with this transaction, the Board of Directors authorized the grant of warrants to the placement agent to purchase 21,429 shares of the Company's common stock at a price of $4.2118 per share exercisable for a period of five years.

         In the 98 Period, the Company received gross proceeds of $6,146,887.50 as a result of the exercise of 910,650 of the Company's Redeemable Common Stock Purchase Warrants (the "Warrants") issued in connection with the Company's initial public offering in May 1993. The Company issued 1,649,202 shares of common stock as a result of the exercise of the Warrants. In accordance with the anti-dilution provisions of the Warrants, the holder was entitled to receive
1.811 shares of common stock for each Warrant exercised. The Warrants were exercisable at a price of $6.75 per Warrant until May 26, 1998.

         Although the Company has been successful in the past in raising sufficient capital to fund its operations, there can be no assurance that the Company will achieve sustained profitability or obtain sufficient financing in the future to provide the liquidity necessary for the Company to continue operations.

         At June 30, 1998, the Company was in violation of certain debt covenants relating to the line of credit with its commercial bank. In August 1998, the Company received a waiver of the covenants from the commercial bank, a revision of the loan covenants and an agreement to extend the line until October 8, 1998.

Effects of Inflation and Seasonality

         The Company believes that inflation has not had a significant impact on the Company's sales or operating results. The Company's business does not experience substantial variations in revenues or operating income during the year due to seasonality.

Environmental Liability

         The Company has no known environmental violations or assessments.

Year 2000

         The Company has conducted a review of its computer systems to identify the programs that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software or converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. The expenditures for the modifications and conversions are not expected to have a material impact on the operations of the Company. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

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

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         The Company is not party to any pending legal proceedings, other than routine litigation that is incidental to the business, which would have a material adverse effect on the Company's financial position or results of operations for the six month period ended June 30, 1998.

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE

         On June 30, 1998, the Board of Directors caused to be distributed to stockholders of record as of June 23, 1998, a Notice of Annual Meeting of Stockholders, Proxy and Proxy Statement for the Annual Meeting held on July 31, 1998. As of the record date, 17,410,498 of Common Stock (excluding treasury shares) were entitled to vote.

         At the meeting,  the stockholders  acted upon the following  proposals:
(i) election of two Class II directors; and (ii) ratification of the firm of Wolf & Company, P.C. as independent auditors. All of the above matters were approved by the stockholders.

         Votes  "For"   represent   affirmative   votes  and  do  not  represent
abstentions or broker non-votes. In cases where a signed proxy was submitted without direction, the shares represented by proxy were voted "For" each proposal in the manner disclosed in the Proxy Statement and Proxy. The voting results were as follows:

I.   Election of Director
                                   FOR        AGAINST           WITHHOLD
                                   ---        -------           --------

     William B. Coldrick       14,941,383        250             46,879
     Timothy E. Mahoney        14,941,633          0             46,629


II.  Ratification of Independent Auditors

                                   FOR        AGAINST           WITHHOLD
                                   ---        -------           --------

                              14,933,023      27,700             27,539

ITEM 5. OTHER INFORMATION

Exercise of Common Stock Warrants

         In the six-months ended June 30, 1998, the Company issued 1,649,202 shares of common stock as a result of the exercise of 910,650 of the Company's Redeemable Common Stock Purchase Warrants (the "Warrants") issued in connection with the Company's initial public offering in May 1993. The Company received gross proceeds of $6,146,887.50 as a result of the exercise of the Warrants. In accordance with the anti-dilution provisions of the Warrants, the holder was entitled to receive 1.811 shares of common stock for each Warrant exercised. The Warrants were exercisable at a price of $6.75 per Warrant until May 26, 1998.

Purchase of PC Video Conversion, Inc.

         On July 29, 1998, the Company acquired certain assets and assumed certain liabilities of PC Video Conversion, Inc. ("PC Video"). At the closing, the Company paid PC Video $700,000 in cash and delivered a promissory note in the principal amount of $1,000,000 providing payment of principal and interest over a period of 36 months. In addition, the Company issued 122,796 shares of common stock and agreed to register the common stock with the United States Securities and Exchange Commission within one hundred twenty days of the closing. The Company purchased all of PC Video's accounts receivable, inventory, all tangible assets including equipment and computer hardware and all intellectual property rights including trademarks, customer lists and contract rights. The Company also assumed approximately $79,650 of liabilities in connection with this acquisition. The acquisition is being accounted for as a purchase and resulted in goodwill of approximately 1,566,500. The operations of PC Video Conversion, Inc. will be included in the financial statements of the Company beginning August 1, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.       The following exhibits are filed herewith:

         2.1 Purchase & Sale Agreement between FOCUS Enhancements, Inc., FOCUS Acquisition Corp., and PC Video Conversion, Inc. dated July 29, 1998.

         4.1 Registration Rights Agreement between FOCUS Enhancements, Inc. and PC Video Conversion, Inc.

         4.2      Certificate of Warrant Adjustment dated May 6, 1998.

         11       Statement Re: Computation of Per Share Earnings

         27       Financial Data Schedule

b. Reports on Form 8-K

         The Company did not file any reports on Form 8-K reports during the quarter ended June 30, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             FOCUS Enhancements, Inc.




August 14, 1998                    By: \s\  Thomas L. Massie
                                       Thomas L. Massie
                                       Chief Executive Officer and
                                       Chairman of the Board
                                       (Principal Executive Officer)



August 14, 1998                    By: \s\  Gary M. Cebula
                                       Gary M. Cebula
                                       Vice President of Finance
                                       and Administration
                                       (Principal Accounting Officer)