Form 10QSB
period 1998-09-30
FOCUS ENHANCEMENTS INC
filed 1998-11-16
CIK 884719

FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1998

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X No_____

As of September 30, 1998, there were outstanding 17,187,820 shares of Common Stock, $.01 par value per share.

                            FOCUS ENHANCEMENTS, INC.
                                   FORM 10-QSB

                                QUARTERLY REPORT
                               September 30, 1998

                                TABLE OF CONTENTS

                                                                         Page

Facing Page                                                                1
Table of Contents                                                          2

PART I. FINANCIAL INFORMATION

    Item 1. Consolidated Financial Statements:

            Consolidated Balance Sheets at September 30, 1998
            and December 31, 1997                                          3

            Consolidated Statements of Operations
            for the Three Months Ended September 30, 1998 and 1997         4

            Consolidated Statements of Operations
            for the Nine Months Ended September 30, 1998 and 1997          5

            Consolidated Statements of Cash Flows
            for the Nine Months Ended September 30, 1998 and 1997         6-7

            Statement of Changes in Equity for the Nine
            Months Ended September 30, 1998                                8

            Statement of Changes in Equity for the Nine
            Months Ended September 30, 1997                                9

            Notes to Consolidated Financial Statements                   10-12

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          13-21

PART II. OTHER INFORMATION

1. Legal Proceedings                                                       22
    Item 2. Changes in Securities                                          22
    Item 3.  Default upon Senior Securities                                22
    Item 4. Submissions of Matters to a Vote of Security Holders           22
    Item 5. Other Information                                              22
    Item 6. Exhibits and Reports on Form 8-K                               22


SIGNATURES                                                                 23

                                                FOCUS ENHANCEMENTS, INC.
                                               CONSOLIDATED BALANCE SHEETS
                                                       (UNAUDITED)


                                                         ASSETS

                                                                                 September 30,            December 31,
                                                                                     1998                    1997
                                                                                 ------------             ------------
Current Assets:
     Cash and cash equivalents                                                   $  3,009,532             $    719,851
     Securities available for sale                                                    438,684                  595,000
     Accounts receivable, net of allowances of $430,251 and $820,998
        at September 30, 1998 and December 31, 1997, respectively                   9,742,460                5,538,132
     Inventories                                                                    3,264,443                3,989,604
     Prepaid expenses and other current assets                                        525,802                  470,907
                                                                                 ------------             ------------
        Total current assets                                                       16,980,921               11,313,494

Property and equipment, net                                                         1,322,501                1,068,918
Other assets, net                                                                     280,689                  288,482
Goodwill, net                                                                       4,099,514                1,249,750
                                                                                 ------------             ------------
        Total assets                                                             $ 22,683,625             $ 13,920,644
                                                                                 ============             ============


                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                               $    909,475             $  2,220,000
     Obligations under capital leases                                                  26,837                  102,320
     Accounts payable                                                               3,569,290                5,515,913
     Accrued liabilities                                                              272,696                  855,961
                                                                                 ------------             ------------
        Total current liabilities                                                   4,778,298                8,694,194

Notes payable
Deferred Income                                                                        84,212                   84,212
Obligations under capital leases                                                       44,260                   73,855
Notes Payable                                                                         914,668                     --
                                                                                 ------------             ------------
        Total liabilities                                                           5,821,438                8,852,261
                                                                                 ------------             ------------


Stockholders' equity
     Preferred stock, $.01 par value; 3,000,000 shares authorized; none issued           --                       --
     Common stock, $.01 par value; 25,000,000 shares authorized,
         17,637,820 and 14,010,186 shares issued and outstanding at
        September 30, 1998 and December 31, 1997, respectively                        176,378                  140,102
     Additional paid-in capital                                                    38,505,745               27,339,892
     Accumulated deficit                                                          (20,963,490)             (22,411,611)
                                                                                 ------------             ------------
                                                                                   17,718,633                5,068,383

     Accumulated other comprehensive income (loss)                                   (156,316)                    --
     Treasury Stock                                                                  (700,130)                    --
                                                                                 ------------             ------------
        Total stockholders' equity                                                 16,862,187                5,068,383

        Total liabilities and stockholders' equity                               $ 22,683,625             $ 13,920,644
                                                                                 ============             ============


                  The accompanying notes are an integral part of the consolidated financial statements.

                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                September 30,      September 30,
                                                     1998              1997
                                                -------------      ------------

Net sales                                        $  7,266,180      $  6,913,013
Cost of goods sold                                  4,207,259         4,764,299
                                                 ------------      ------------

      Gross profit                                  3,058,921         2,148,714
                                                 ------------      ------------

Operating expenses:

      Sales, marketing and support                  1,473,426         1,147,392
      General and administrative                      571,280           415,775
      Research and development                        323,073           331,318
      Depreciation & amortization expense             218,091           109,586
                                                 ------------      ------------
          Total operating expenses                  2,585,870         2,004,071
                                                 ------------      ------------

Income from operations                                473,051           144,643

Interest expense, net                                 (16,819)          (72,466)
Other income, net                                      11,493           351,279
                                                 ------------      ------------

Income before income taxes                            467,725           423,456

Income tax expense                                       --               9,550
                                                 ------------      ------------

Net income                                       $    467,725      $    413,906
                                                 ============      ============

Net income per common share
          Basic                                  $       0.03      $       0.03
                                                 ============      ============
          Diluted                                $       0.03      $       0.03
                                                 ============      ============

Weighted average common shares outstanding
          Basic                                    17,427,999        14,582,324
                                                 ============      ============
          Diluted                                  18,118,926        15,172,554
                                                 ============      ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Nine Months Ended
                                                 September 30,     September 30,
                                                     1998              1997
                                                 ------------      -------------

Net sales                                        $ 19,390,215      $ 17,839,430
Cost of goods sold                                 11,054,551        12,089,949
                                                 ------------      ------------

      Gross profit                                  8,335,664         5,749,481
                                                 ------------      ------------

Operating expenses:

      Sales, marketing and support                  3,920,763         3,112,609
      General and administrative                    1,346,764         1,083,661
      Research and development                        878,797           763,156
      Depreciation & amortization expense             574,590           301,267
                                                 ------------      ------------
          Total operating expenses                  6,720,914         5,260,693
                                                 ------------      ------------

Income from operations                              1,614,750           488,788

Interest expense, net                                (154,229)         (209,109)
Other income, net                                      17,261           395,110
                                                 ------------      ------------

Income before income taxes                          1,477,782           674,789

Income tax expense                                     29,661            12,700
                                                 ------------      ------------

Net income                                       $  1,448,121      $    662,089
                                                 ============      ============

Net income per common share
          Basic                                  $       0.09      $       0.05
                                                 ============      ============
          Diluted                                $       0.09      $       0.05
                                                 ============      ============

Weighted average common shares outstanding
          Basic                                    16,054,513        12,787,591
                                                 ============      ============
          Diluted                                  16,702,305        13,031,965
                                                 ============      ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                              FOCUS ENHANCEMENTS, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                        Nine Months Ended
                                                                                September 30,       September 30,
                                                                                     1998                1997
                                                                               --------------       --------------
Cash flows from operating activities:
     Net income                                                                $ 1,448,121           $   662,089
     Adjustments to reconcile net income to net cash used in
        operating activities:
         Depreciation and amortization                                             574,590               301,267
         Amortization of discount on note payable                                    4,583                     0
         Gain on the forgiveness of accounts payable                                  --                (125,427)
         Deferred Income                                                              --                  84,212
         Changes in operating assets and liabilities, net of the
            effects of acquisition;
               (Increase) decrease in accounts receivable                       (3,864,571)           (4,514,833)
               (Increase) decrease in marketable securities                              0              (595,000)
               Decrease (increase) in inventories                                1,096,996              (607,373)
               Decrease (increase) in prepaid expenses and other assets            (54,895)             (217,546)
               Decrease (increase) in other assets                                   7,793                  --
               (Decrease) increase in accounts payable                          (2,043,512)            1,766,971
               (Decrease) increase in accrued liabilities                         (621,285)              413,788

                                                                               -----------           -----------
         Net cash used in operating activities                                  (3,452,180)           (2,831,852)
                                                                               -----------           -----------

Cash flows from investing activities:
     Purchase of property and equipment                                           (618,394)             (534,932)
     Net proceeds from sale of fixed assets                                                                  800
     Cash paid in acquisitions, net of cash received                              (930,563)                 --

                                                                               -----------           -----------
         Net cash used in investing activities                                  (1,548,957)             (534,132)
                                                                               -----------           -----------

Cash flows from financing activities:
     Payments on notes payable                                                  (1,740,478)             (268,336)
     Payments under capital lease obligations                                     (105,078)              (70,043)
     Payments for purchase of treasury stock                                      (700,130)
     Net proceeds from private offerings of common stock                         2,827,355             5,650,099
     Net proceeds from exercise of common stock options and warrants             7,009,149               133,075
                                                                               -----------           -----------

         Net cash provided by financing activities                               7,290,818             5,444,795
                                                                               -----------           -----------

Net increase in cash and cash equivalents                                        2,289,681             2,078,811

Cash and cash equivalents at beginning of period                                   719,851               413,894
                                                                               -----------           -----------

Cash and cash equivalents at end of period                                     $ 3,009,532           $ 2,492,705
                                                                               ===========           ===========

Supplemental Cash Flow Information:

      Interest paid                                                            $   154,229          $   134,943
      Income taxes paid                                                        $    29,661          $     3,150
      Issuance of Common Stock Warrants                                        $      --            $    42,000

                 The accompanying notes are an integral part of the consolidated financial statements.


Supplemental  schedule of noncash investing and financing  activities:
On March 31, 1998, the Company purchased certain assets and assumed certain liabilities of Digital Vision, Inc. as follows:

Fair value of tangible assets acquired                                             224,957
Fair value of liabilities assumed                                                 (384,495)
                                                                               -----------
Fair value of net assets acquired                                                 (159,538)

Common stock issued                                                             (1,115,625)
Cash paid                                                                          (46,980)

                                                                               ===========
Excess of cost over fair value of net assets acquired                          $(1,322,143)
                                                                               ===========


Supplemental schedule of noncash investing and financing activities:
On July 29, 1998, the Company purchased certain assets and assumed certain liabilities of PC Video Conversion as follows:

Fair value of tangible assets acquired                                             613,336
Fair value of liabilities assumed                                                  (80,367)
                                                                               -----------
Fair value of net assets acquired                                                  532,969

Common stock issued                                                               (350,000)
Cash paid                                                                         (700,000)
Note Payable                                                                      (910,085)
Acquisition Costs                                                                 (229,781)

                                                                               ===========
Excess of cost over fair value of net assets acquired                          $(1,656,897)
                                                                               ===========
                The accompanying notes are an integral part of the consolidated financial statements.

                                                      FOCUS ENHANCEMENTS, INC.
                                                   STATEMENT OF CHANGES IN EQUITY
                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998


                                                                                                Accumulated
                                                                      Additional                   Other
                                            Comprehensive   Common     Paid-in    Accumulated  Comprehensive  Treasury
                                            Income (loss)   Stock      Capital      Deficit        (loss)      Stock       Total
                                            ------------- ---------  ----------- ------------- ------------- ---------   --------
Balance, December 31, 1997                  $        --   $ 140,102  $27,339,892 $(22,411,611)   $     --    $      --  $ 5,068,383

Comprehensive Income
  Net income                                  1,448,121                             1,448,121                             1,448,121
  Other comprehensive income, net of tax
    Unrealized (loss) on securities            (156,316)                                         (156,316)                 (156,316)
                                            -----------
Comprehensive income                        $ 1,291,805
                                            ===========

Common stock issued                                          36,276   11,265,853                                         11,302,129

Treasury stock purchased                                                                                      (700,130)    (700,130)
                                                          ---------  ----------- ------------   ---------    ---------  -----------
Balance, September 30, 1998                               $ 176,378  $38,605,745 $(20,963,490)  $(156,316)   $(700,130) $16,962,187
                                                          =========  =========== ============   =========    =========  ===========


                        The accompanying notes are an integral part of the consolidated financial statements.

                                                      FOCUS ENHANCEMENTS, INC.
                                                   STATEMENT OF CHANGES IN EQUITY
                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997


                                                                                        Additional
                                                      Comprehensive        Common         Paid-in       Accumulated
                                                      Income (loss)        Stock          Capital         Deficit           Total
                                                      -------------       --------      -----------     ------------     -----------

Balance, December 31, 1996                             $     --           $113,018      $21,285,037     $(20,425,532)    $  972,523

Comprehensive Income
  Net income                                            662,089                                              662,089        662,089
  Other comprehensive income, net of tax
    Unrealized (loss) on securities                                                                                               --
                                                       --------
Comprehensive income                                   $662,089
                                                       ========

Common stock issued                                                         25,147        5,758,027                       5,783,174
                                                                          --------      -----------     ------------     ----------
Balance, September 30, 1997                                               $138,165      $27,043,064     $(19,763,443)    $7,417,786
                                                                          ========      ===========     ============     ==========


                        The accompanying notes are an integral part of the consolidated financial statements.

                                                                 9

                            FOCUS ENHANCEMENTS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The consolidated financial statements of FOCUS Enhancements, Inc. ("the Company") as of September 30, 1998 and for the three- and nine-month periods ended September 30, 1998 and 1997 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries PC Video Conversion Inc., Lapis Technologies, Inc., TView, Inc. and FOCUS Enhancements B.V. On March 31, 1998, the Company acquired certain assets and assumed certain liabilities of Digital Vision, Inc. in a transaction accounted for under the purchase method of accounting. On July 29, 1998, the Company acquired certain assets and assumed certain liabilities of PC Video Conversion Inc. in a transaction accounted for under the purchase method of accounting.

The results of operations of Digital Vision, Inc. have been included in the accompanying consolidated financial statements since April 1, 1998. The results of operations of PC Video Conversion Corp. have been included in the accompanying consolidated financial statements since July 29, 1998. The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisitions had occurred at the beginning of the nine-month period presented.

                                            Pro forma Results
                                            Nine Months Ended
                                              September 30,

                                        1998               1997
                                    -----------------------------
Net sales                           21,391,000         20,839,000
Income from operations               1,718,000            654,000
Net income                           1,526,333            777,000
Net income per common share
     Basic                          $      .09         $      .05
     Diluted                               .09                .05

In the opinion of management, the consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of the interim periods. The results of operations for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for any future period.

2.       NET INCOME PER SHARE

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings Per Share" which requires earnings per share to be calculated on a basic and dilutive basis. Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants, and are determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment to income as a result of the conversion. For the nine-months ended September 30, 1998 and 1997, options and warrants applicable to 1,940,040 shares and 4,665,937 shares, respectively, were anti-dilutive and excluded from the diluted earnings per share computation. The statement is effective for interim and annual periods ending after December 15, 1997, and requires the restatement of all prior period earnings per share data presented. Accordingly, the Company has restated all earnings per share data for prior periods presented herein.

3.       COMPREHENSIVE INCOME

         In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain FASB statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. SFAS No. 130 requires that all items of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Additionally, SFAS No. 130 requires that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. The Company adopted these disclosure requirements in the first quarter of 1998 and has presented comparative disclosure for the nine months ended September 30, 1998 and September 30, 1997, respectively. In 1997, the Company had no other components of comprehensive income other than net income.

4.       INCOME TAXES

         The Company has utilized its net operating loss carryforwards in estimating its provision for income taxes in the three- and nine-month periods ended September 30,1998.

5.       INVENTORIES

         Inventories consist of the following:

                                     September 30,     December 31,
                                         1998              1997
                                     -------------     ------------

         Finished goods               $2,876,155       $3,304,444
         Raw materials                   388,288          685,160
                                      ----------       ----------
                                      $3,264,443       $3,989,604
                                      ==========       ==========

6.       NOTES PAYABLE

         Lines of Credit, Banks. The Company maintains a revolving line of credit with a bank, which is fully drawn as of September 30, 1998. Borrowings under the line are payable upon demand and are collateralized by all of the assets of the Company, except as noted below. Borrowings, aggregating $660,000 at September 30, 1998, bear interest at the bank's prime rate plus 1% (9% at September 30, 1998). In November of 1998, the line of credit was extended to December 15, 1998.

         Term Line of Credit. The Company owed $1,500,000 to an unrelated party under a term line of credit. The Company repaid this obligation, in full, on July 10, 1998.

         Term Loan, Bank. On March 31, 1998, the Company assumed a $329,953 bank loan resulting from the purchase of certain assets and the assumption of certain liabilities of Digital Vision, Inc. The borrowings bear interest at the Wall Street Journal prime rate plus 2% (10% at September 30, 1998). The terms of the note require payment of interest only through September 30, 1998. The outstanding balance at September 30, 1998 is payable thereafter in monthly installments, with interest, until the loan expiration date of June 30, 1999. At September 30, 1998, the outstanding amount owed on this loan was $249,475.

         Notes payable, Related Party. On July 29, 1998, the Company issued a $1,000,000 note payable to a related party in conjunction with the acquisition of PC Video. The Company paid PC Video $700,000 in cash and delivered this promissory note in the principal amount of $1,000,000 providing payment of principal and interest at 3.5% over a period of 36 months. The Company computed a discount of $89,915 on this note based on its incremental borrowing rate. In addition, the Company issued 122,796 shares of common stock as a result of the acquisition, which were valued at $350,000 and the Company has agreed to register under the Securities Act of 1933, as amended, by no later than November 30, 1998. The Company also assumed approximately $79,650 of liabilities in connection with this acquisition. The acquisition is being accounted for as a purchase and resulted in goodwill of approximately $1,657,000.

7.       COMMON STOCK TRANSACTIONS

         On March 3, 1998, the Company completed a financing of approximately $3,000,000 in gross proceeds from the sale of 1,092,150 shares of common stock and warrants to purchase 327,645 shares of common stock in a private placement to an unaffiliated accredited investor. The warrants are exercisable until March 3, 2005. The shares issued in connection with this transaction and issuable upon exercise of the warrants were registered under the Securities Act of 1933 on April 22, 1998. Fees and expenses associated with this offering amounted to approximately $172,600 yielding net proceeds of $2,827,400. In connection with this transaction, the Board of Directors authorized the grant of warrants to the placement agent to purchase 21,429 shares of the Company's common stock at a price of $4.2118 per share exercisable for a period of five years.

         On March 31, 1998, the Company issued approximately 350,000 shares of common stock valued at approximately $1,115,600 in conjunction with the acquisition of certain assets of Digital Vision, Inc. Shares issued as part of this transaction have been registered under the Securities Act of 1933. In addition, the Company agreed to pay approximately $47,000 in cash for the net assets with a preliminary estimated fair value of approximately ($160,000), consisting of accounts receivable ($164,400), inventory ($60,600) offset by the assumption of notes payable ($330,000) and accounts payable ($55,000). The resulting goodwill of approximately $1,322,000 will be amortized over its estimated benefit period of ten years.

         The Company received gross proceeds of $6,146,887 as a result of the conversion of 910,650 of the Company's Redeemable Common Stock Purchase Warrants (the "Warrants") issued in connection with the Company's initial public offering in May 1993. The Company issued 1,649,202 shares of common stock as a result of the exercise of the warrants. In accordance with the anti-dilution provisions of the Warrants, the holder was entitled to receive 1.811 shares of common stock for each Warrant exercised. The Warrants were exercisable at a price of $6.75 per Warrant until May 26, 1998.

         On July 29, 1998, the Company acquired certain assets and assumed certain liabilities of PC Video Conversion, Inc. ("PC Video"). At the closing, the Company paid PC Video $700,000 in cash and delivered a promissory note in the principal amount of $1,000,000 providing payment of principal and interest at 3.5% over a period of 36 months. The Company computed a discount of $89,915 on the note based on its incremental borrowing rate. In addition, the Company issued 122,796 shares of common stock as a result of the acquisition, which were valued at $350,000 and the Company has agreed to register under the Securities Act of 1933, as amended, by no later than November 30, 1998. The Company also assumed approximately $79,650 of liabilities in connection with this acquisition. The acquisition is being accounted for as a purchase and resulted in goodwill of approximately $1,657,000.

8.       TREASURY STOCK TRANSACTIONS

         Through September 30, 1998, the Company has repurchased 450,000 shares of its common stock at an average price of $1.56 per share for an aggregate amount of $700,130.

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


RESULTS OF OPERATIONS

             Three-Month Period Ended September 30, 1998 As Compared
              With The Three-Month Period Ended September 30, 1997

Net Sales

         Net sales for the three-month period ended September 30, 1998 ("Q3 98") were approximately $7,266,000 as compared with $6,913,000 for the three-month period ended September 30, 1997 ("Q3 97"), an increase of $353,000 or 5%. The increase in sales was due primarily to the acceptance of the Company's PC to TV product line in the consumer retail, VAR, and mail order channels in North America and in Europe. Specifically, net sales in Q3 98 to the Company's US resellers increased 128% to approximately $6,161,000 from $2,702,000 in Q3 97. Net sales to international resellers declined 63% in Q3 98 to approximately $275,000 from $752,000 in Q3 97. This decrease was due to poor economic conditions in the Asian market combined with the sale of the Company's networking product line that contributed approximately $300,000 in Q3 97. Net sales to OEM/Licensing customers decreased 76% to $830,000 in Q3 98 from $3,459,000 in Q3 97. This decrease reflects the Company not shipping its PC-to-TV products to a large television manufacturer that is experiencing financial difficulty (in Q3 97 sales to this customer amounted to approximately $1,700,000). In addition, a significant OEM customer utilizing the FS300 Digital Video Co-processor for the Asian marketplace pushed its Q3 98 and Q4 98 requirements out until the first half of 1999. During Q3 98, the company shipped $0 in networking products compared to approximately $426,000 in Q3 97. This decline was due to the Company selling its Network product line in the third quarter of 1997.

         As of September 30, 1998, the Company had a sales order backlog of approximately $ 825,000.

 Cost of Goods Sold

         Cost of goods sold were approximately $4,207,000 or 58% of net sales, for Q3 98, as compared with $4,764,000 or 69% of net sales, for Q3 97, a decrease of approximately $557,000 or 12%. The Company's gross profit margins for Q3 98 and Q3 97 were 42% and 31%, respectively. As a percentage of sales, cost of goods sold was lower in Q3 98 principally due to the cost of goods reduction in the Company's PC-to-TV products utilizing the FS300 digital Video Co-Processor.

Sales, Marketing and Support Expenses

         Sales, marketing and support expenses were approximately $1,473,000 or 20% of net sales, for the Q3 98, as compared with $1,147,000 or 17% of net sales, for Q3 97, an increase of approximately $326,000 or 28%. The increase is due primarily to additional staffing, advertising and marketing expenses resulting from domestic channel expansion efforts.

General and Administrative Expenses

         General and administrative expenses for Q3 98 were approximately $571,000 or 8% of net sales, as compared with $416,000, or 6% of net sales for Q3 97, an increase of approximately $155,000 or 37%. The increase is due primarily to increases in staffing and professional services.

Research and Development Expenses

         Research and development expenses for Q3 98 were approximately $323,000, or 4% of net sales, as compared to $331,000, or 5% of net sales, for Q3 97, a decrease of approximately $8,000 or 2%. The decrease is due principally to a decrease in consulting fees of approximately $56,000 offset by an increase in staffing of approximately $49,000.

Depreciation & Amortization Expense

         Depreciation & amortization expense for Q3 98 was approximately $218,000 or 3% of net sales, as compared to $110,000, or 2% of net sales, for Q3 97, an increase of $108,000, or 98%. The increase is primarily attributable to increased depreciation associated with purchases of property and equipment and amortization associated with the acquisitions of Digital Vision, Inc. and PC Video Conversion.

Interest Expense, Net

         Net interest expense for Q3 98 was approximately $17,000 or .2% of net sales, as compared to $72,000, or 1.0% of net sales, for Q3 97, a decrease of $55,000, or 76%. The decrease is primarily attributable to a reduction in outstanding debt balances and the reduction of certain fees incurred with the extension of the Company's revolving line of credit.

Other Income (Expense)

         Other Income (Expense) for Q3 98 was approximately $12,000 as compared to $ 351,000, for Q3 97. Other income in Q3 97 was $348,727 resulting from the sale of the Company's networking product line.

Net Income

         For the quarter ended September 30, 1998, the Company reported net income of approximately $468,000, or $0.03 per share, on both a basic and diluted basis, as compared to $414,000 or $0.03 per share, on both a basic and diluted basis, for the quarter ended September 30, 1997.

             Nine-Month Period Ended September 30, 1998 As Compared
               With The Nine-Month Period Ended September 30, 1997

Net Sales

         Net sales for the nine-month period ended September 30, 1998 (the "98 Period") were approximately $19,390,000 as compared with $17,839,000 for the nine-month period ended September 30, 1997 (the "97 Period"), an increase of $1,551,000 or 9%. The growth in net sales is due to the acceptance of the Company's PC-to-TV product line in the consumer retail, VAR and mail order channels. Specifically, net sales in the 98 Period, to the Company's US resellers increased 68% to approximately $15,427,000 from $9,138,000 in the 97 Period. Net sales to international resellers declined 66% to approximately $744,000 from $2,170,000 for the same nine-month period in 1997. This decrease was due to poor economic conditions in the Asian market combined with the sale of the Company's networking product line that contributed sales of approximately $1,021,000. Net sales to OEM/Licensing customers decreased 57% to approximately $2,813,000 in the 98 Period from $6,531,000 for the nine-month period in 1997. This decrease was primarily due to the Company not shipping its PC-to-TV products to a large television manufacturer who is experiencing financial difficulties (sales to this customer amounted to approximately $300,000 in the 97 period).

Cost of Goods Sold

         Cost of goods sold were approximately $11,055,000 or 57% of net sales, for the 98 Period, as compared with $12,090,000 or 68% of net sales, for the 97 Period, a decrease in absolute dollars of $1,035,000 or 9%. The Company's gross profit margins for the 98 Period and the 97 Period were 43% and 32%, respectively. As a percentage of sales, cost of goods sold was lower in the 98 Period principally due to reduced manufacturing costs achieved as a result of the use of the Company's FS300 integrated circuit in manufacturing of the Company's products, combined with a decrease in OEM sales on which margins are typically lower.

Sales, Marketing and Support Expenses

         Sales, marketing and support expenses were approximately $3,921,000 or 20% of net sales, for the 98 Period, as compared with $3,113,000 or 17% of net sales, for the 97 Period, an increase of $808,000 or 26%. The increase in absolute dollars is due primarily to additional staffing, advertising and marketing expenses resulting from domestic channel expansion efforts.

General and Administrative Expenses

         General and administrative expenses for the 98 Period were approximately $1,3478,000 or 8% of net sales, as compared with $1,084,000 or 6% of net sales for the 97 Period, an increase of $263,000 or 24%. The increase in absolute dollars is due primarily to increases in staffing of $50,000, professional services of $40,000 and acquisition related expenses of $118,000

Research and Development Expenses

         Research and development expenses for the 98 Period were approximately $879,000 or 5% of net sales, as compared with $763,000 or 4% of net sales, for the 97 Period, an increase of $116,000 or 15%. The increase is due principally to increases in staffing of $75,000 and recruiting expenses of $15,000.

Depreciation & Amortization Expense

         Depreciation & amortization expense for the 98 Period was approximately $575,000 or 3% of net sales, as compared to $301,000 or 2% of net sales, for the 97 Period, an increase of $274,000, or 91%. The increase is primarily attributable to increased depreciation associated with purchases of property and equipment and amortization associated with the acquisitions of Digital Vision, Inc. and PC Video Conversion.

Interest Expense, Net

         Net interest expense for the 98 Period was approximately $154,000 or .8% of net sales, as compared to $209,000 or 1.2% of net sales, for the 97
Period, a decrease of $55,000, or 26%. The decrease is primarily attributable to a reduction in outstanding debt balances and the reduction of certain fees incurred with the extension of the Company's revolving line of credit.

Other Income

         Other Income for the 98 Period was approximately $17,000 as compared to $395,000, for the 97 Period, primarily due to the recognition of a $348,727 gain on the sale of the Company's networking product line in the 97 Period.

Net Income

         For the nine-months period ended September 30, 1998, the Company reported net income of approximately $1,448,000, or $0.09 per share, on both a basic and diluted basis as compared to $662,000, or $0.05 per share, on both a basic and diluted basis for the nine-months period ended September 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the nine-month periods ended September 30, 1998 and 1997 was approximately ($3,452,180) and ($2,831,852), respectively. In the 98 Period, net cash used in operating activities consisted primarily of an increase in accounts receivable of $3,864,571 and decreases in inventory of $1,096,996, accounts payable of $2,403,512 and accrued liabilities of $621,285. This was offset by non-cash charges for depreciation and amortization of $574,590, and net income of $1,448,121. As of September 30, 1998, accounts receivable from a major distributor and from a major national retailer represented approximately 53% and 10%, respectively, of total accounts receivable. In the 98 Period, the Company wrote-off approximately $400,000 of uncollectable accounts receivable against a reserve established at December 31, 1997. In the 98 Period, the Company continued to record provisions for potential future uncollectable accounts. The Company continually monitors inventory levels at its resellers, and during the 98 Period experienced improved sell-through and lower inventory levels of its products in its distribution channels. In the 97 period, net cash used in operations activities consisted primarily of an increase in accounts receivable and inventory of $4,514,833 and $607,373, respectively. This was offset by an increase in accounts payable of $1,766,971, depreciation and amortization (non-cash charge) of $301,267, and net income of $662,089.

         Net cash used in investing activities for the nine-month periods ended September 30, 1998 and 1997 was ($1,548,957) and ($534,132), respectively. In the 98 Period, the Company acquired the assets and liabilities of PC Video Conversion Corp. for approximately $929,000 which included the actual cost and related expenses incurred in connection with the completion of the acquisition. In addition to that activity in the 98 Period the Company also paid acquisition costs of approximately $47,000 for the purchase of Digital Vision, Inc. The only other activities in the 98 Period and the 97 Period where cash was used in investing activities was principally for the purchase of property and equipment in amounts of $618,394 and $534,932, respectively.

         Net cash provided from financing activities for the nine-month periods ended September 30, 1998 and 1997 was $7,290,818 and $5,444,795, respectively. In the 98 Period, the Company received $2,827,355 in net proceeds from private offerings of common stock and $7,009,149 from the exercise of common stock options and warrants. The Company's financing proceeds were offset by payments on notes payable, treasury stock and capital lease obligations. In the same nine-month period in 1997, the Company received $5,650,099 in net proceeds from private offerings of Common Stock and $133,075 from the exercise of common stock options and warrants. The 97 Period financing proceeds were offset by payments on notes payable and capital lease obligations.

         As of September 30, 1998, the Company had working capital of $12,202,623, as compared to $2,619,300 at December 31, 1997, an increase of $9,583,323. The Company's cash position increased to $3,009,532 at September 30, 1998, an increase of $2,289,681, or 318%, over amounts at December 31, 1997.

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

         The Company received gross proceeds of $6,146,887.50 as a result of the conversion of 910,650 of the Company's Redeemable Common Stock Purchase Warrants (the "Warrants") issued in connection with the Company's initial public offering in May 1993. The Company issued 1,649,202 shares of common stock as a result of the conversion. In accordance with the anti-dilution provisions of the Warrants, the holder was entitled to receive 1.811 shares of common stock for each Warrant exercised. The Warrants were exercisable at a price of $6.75 per Warrant until May 26, 1998.

         Although the Company has been successful in the past in raising sufficient capital to fund its operations, there can be no assurance that the Company will achieve sustained profitability or obtain sufficient financing in the future to provide the liquidity necessary for the Company to continue operations.

         In November 1998, the Company received a waiver of the covenants contained in its revolving line of credit, together with a revision of the loan covenants and an agreement to extend the line until December 15, 1998.


Effects of Inflation and Seasonality

         The Company believes that inflation has not had a significant impact on the Company's sales or operating results. The Company's business does not experience substantial variations in revenues or operating income during the year due to seasonality.

Environmental Liability

         The Company has no known environmental violations or assessments.

Year 2000

General

         The Company's Year 2000 compliance project (the "Project") is proceeding on schedule. The Project is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. In early 1998, in order to improve access to business information and to strengthen its infrastructure through common, integrated computing systems across the Company, the Company began a business systems replacement project with systems that use programs primarily from Macola, Inc. The installation of the new systems, which are expected to make approximately 90 percent of the Company's business computer systems Year 2000 compliant, is scheduled for completion by mid-1999. The Macola system will replace a non-compliant accounting and manufacturing system. Implementation of the Macola programs is on schedule and approximately 20 percent complete. To facilitate the Project, The Company has retained outside consultants with expertise in wide area networking ("WAN"), systems integration and business/contact data management.

         The Company has developed a contingency plan to make the programs that are scheduled to be replaced by the Macola programs Year 2000 compliant. The contingency plan includes contracted on-site support, work flow modification, and integration of Year 2000 compliant systems. A decision to implement the contingency plan is expected to be made by the end of first quarter 1999. Remaining business software programs are expected to be made Year 2000 compliant through the Project, including those supplied by vendors, or they will be retired. None of the Company's other information technology (IT) projects have been delayed due to the implementation of the Project.

Project

         The Project is being implemented in two phases: Phase I, installation of the hardware and business applications, will precede the WAN installation and the integration of various communications systems. Phase I is expected to be completed by December 21, 1998 and Phase II is expected to be completed by April 30, 1999.

         The Project is divided into two major sections - infrastructure and applications software (sometimes collectively referred to as "IT Systems") and third-party suppliers and customers ("External Agents"). The general phases common to all sections are: (1) inventorying Year 2000 items; (2) assigning priorities to identified items; (3) assessing the Year 2000 compliance of items determined to be material to the Company; (4) repairing or replacing material items that are determined not to be Year 2000 compliant; (5) testing material items; and (6) designing and implementing contingency and business continuation plans for each organization and company location.

         At September 30, 1998, the inventory and priority assessment phases of each section of the Project had been completed and the Company is in the process of assessing Year 2000 compliance of its material items and repairing or replacing such items. Material items are those believed by the Company to have a risk involving the safety of individuals, or that may cause damage to property or the environment, or that have a material effect on the Company's revenues. The testing phases of the Project will be performed by the Company and will be ongoing as hardware or system software is remedied, upgraded or replaced.

         The infrastructure portion of the IT section consists of hardware and systems software other than applications software. The Company estimates that approximately 50 percent of the activities required to achieve infrastructure Year 2000 compliance had been completed at September 30, 1998. Contingency planning for infrastructure is scheduled to commence in fourth quarter 1998. All infrastructure activities are expected to be completed by March 31, 1999.

         The application software portion of the IT section includes both the conversion of applications software that is not Year 2000 compliant and, where available from the supplier, the replacement of such software. The Company estimates that the software conversion phase was more than 10 percent complete at September 30, 1998, and the remaining conversions are expected to be completed by mid-1999.

         The testing phase for application software is ongoing and is expected to be completed by mid-1999. The vendor software replacements and upgrades are presently behind schedule, although, the Company currently believes that replacements and upgrades will be completed on schedule by mid-1999. Contingency planning for application software is scheduled to begin in fourth quarter 1998 and be completed by mid-1999.

         The External Agents section includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level, and communicating with them about their plans and progress in addressing their own Year 2000 issues. Detailed evaluations of the most critical third parties have been initiated. These evaluations will be followed by the development of contingency plans, which are scheduled in the fourth quarter of 1998, with completion by mid-1999. The Company estimates that this section was on schedule at September 30, 1998. Follow-up reviews of External Agents are expected to be undertaken through the remainder of 1999.

Costs

         The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Project is approximately $300,000. The total amount expended on the Project through September 30, 1998, was $150,000, of which approximately $140,000 related to the cost to repair or replace software and related hardware problems, and approximately $10,000 related to the cost of identifying and communicating with External Agents. The estimated future cost of completing the Project is estimated to be approximately $150,000 -- $130,000 to repair or replace software and related hardware, and $20,000 to identify and communicate with External Agents. Funds for the Project are provided from a separate budget of $300,000 for all items other than External Agent costs, which are included in existing operating budgets. Ancillary costs of implementing the Macola business replacement systems are not included in these cost estimates.

Risks

         The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material External Agents. The Company believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

         Readers are cautioned that forward-looking statements contained in the year 2000 Update should be read in conjunction with the Company's disclosures under the heading: "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS" beginning on page 21.

         The Company is including the following cautionary statement to take advantage of the "safe harbor" provisions of the PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 for any forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

         Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result, or be achieved or accomplished.

         Taking into account the foregoing, the following are identified as important risk factors that could cause actual results with respect to the Company's Year 2000 compliance to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company:

o The dates on which the Company believes the Project will be completed and the Macola business computer system will be implemented are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Project.

o A delay in the implementation of the Macola systems could impact the Company's readiness for the introduction of the Euro currency in connection with the Company's European sales activities.

o Other specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties.

o Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of global businesses, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may materially and adversely affect its operations and business, or expose it to third-party liability.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward looking" information that involve risks and uncertainties. In particular, statements contained in this Form 10-QSB which are not historical facts (including, but not limited to, statements concerning international revenues, anticipated operating expense levels and such expense levels relative to the Company's total revenues) constitute forward looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the availability of capital to fund the Company's future cash needs, reliance on major customers, history of operating losses, limited availability of capital under credit arrangements with lenders, market acceptance of the Company's products, technological obsolescence, competition, component supply problems and protection of proprietary information, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels and the Company's ability to achieve Year 2000 compliance on a timely basis as more fully described above.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company is not party to any pending legal proceedings, other than routine litigation that is incidental to its business.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       The following exhibits are filed herewith:

         11       Statement Re: Computation of Per Share Earnings

         27       Financial Data Schedule


b. Reports on Form 8-K


         The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             FOCUS Enhancements, Inc.




         November 16, 1998      By:  \s\  Thomas L. Massie
                                          Thomas L. Massie
                                      Chief Executive Officer and
                                        Chairman of the Board
                                      (Principal Executive Officer)



         November 16, 1998      By:   \s\  Gary M. Cebula
                                           Gary M. Cebula
                                      Vice President of Finance
                                         and Administration
                                    (Principal Accounting Officer)