Form 10KSB
period 1998-12-31
FOCUS ENHANCEMENTS INC
filed 1999-04-15
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                  For the fiscal year ended December 31, 1998, or

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from_____________to_______________.


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



                               600 Research Drive
                         Wilmington, Massachusetts 01887
                    (Address of Principal Executive Offices)

                                 (978) 988-5888
                (Issuer's Telephone Number, Including Area Code)


             Securities registered pursuant to Section 12(b) of Act:

                                                   NAME OF EXCHANGE
       TITLE OF EACH CLASS                         ON WHICH REGISTERED

      Common Stock, $.01 par value                 NASDAQ

        Securities registered pursuant to Section 12(g) of the Act: None

                      ------------------------------------

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. [X] Yes   [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

Issuer's revenues for the fiscal year ended December 31, 1998 were $18,440,226. The aggregate market value of voting Common Stock held by non-affiliates of the Registrant was approximately $21,429,809 based on the closing bid price of the Registrant's Common Stock on November 24, 1998 as reported by NASDAQ ($1.281 per share).

As of March 31, 1999, there were 18,005,090 shares of Common Stock outstanding.

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

                                     PART I

ITEM 1.  BUSINESS

Business of the Company


FOCUS Enhancements, Inc. (the "Company" or "FOCUS") internally develops, markets and sells worldwide a line of proprietary video conversion products for PC's and Macintoshes(R). Based on a 1997 independent survey by Frost & Sullivan, the Company is an industry leader in the development and marketing of PC-to-TV video conversion products that make personal computers "TV-ready" and televisions "PC-ready."

The Company's proprietary PC-to-TV video conversion products include video output devices marketed and sold under the Company's registered trademark "TView." All of the Company's PC-to-TV conversion products enable users to transmit at low-cost, high-quality, computer-generated images from any DOS, Windows or Mac OS based personal computer to any television of any size with a standard RCA or S-Video interface. FOCUS' PC-to-TV technology provides sharp, flicker-free, computer-generated images on televisions for multimedia/business presentations, classroom/training sessions, game playing, collective viewing of computer applications, and Internet browsing.

The Company's TV-to-PC video conversion products include video output devices marketed and sold under the registered trademark "InVideo." All of the Company's TV-to-PC conversion products enable users to view television signals on a computer monitor. The technology also enables such functions as video conferencing.

The Company markets and sells its FOCUS branded consumer products globally through a network of distributors, volume resellers, mail order, value-added resellers ("VARs") and original equipment manufacturers ("OEMs"). In North
America, the Company markets and sells its products through national distributors such as Ingram Micro, D & H, Tech Data, Academic and Nuvo; national volume resellers such as CompUSA, Micro Center, Office Max, Office Depot, Best Buy and through third party mail order companies such as MicroWarehouse, Multiple Zones, PC Connection and CDW.

In addition, the FOCUS branded PC-to-TV products have been selected by leading personal computer manufacturers to be marketed with the use of their select brand of personal computers. Compaq has included the Company's PC-to-TV products on their selected market price lists.

The Company also markets and sells its products internationally in over 30 countries by independent distributors in each country. These independent distributors market and sell the FOCUS branded products to retailers, mail order companies, and VARs in their respective countries.

In addition to the FOCUS branded products, the Company markets, sells or licenses its proprietary PC-to-TV technology to television manufacturers. However, due to publicly reported financial difficulties of one television manufacturer, the Company reduced its marketing and sales activities with this customer significantly in 1998. The Company is currently in discussions with other PC manufacturers, television manufacturers, VGA chip developers and VGA card developers globally. There can be no assurance, however, that any of these discussions will result in the Company entering into any new marketing, sales, or licensing arrangements or otherwise enhance the Company's earnings.

The Company was founded in December, 1991, as a Massachusetts corporation and was reincorporated in Delaware in April 1993. In December 1993, the Company acquired Lapis Technologies Inc. ("Lapis"), a developer of high-quality, low-cost Macintosh PC to TV video graphics products. Effective September 30, 1996, the Company consummated the acquisition of TView, Inc., a developer of PC-to-TV video conversion ASIC technology. This acquisition has played a major strategic role in allowing FOCUS to gain a technological lead over competitors in the video scan conversion category and has positioned FOCUS as a leader in PC-to-TV video conversion technology. On September 30, 1997, the Company sold its line of computer connectivity products. On March 31, 1998, the Company acquired selected assets of Digital Vision, Inc., a manufacturer of both PC-to-TV and TV-to-PC products. On July 29, 1998, the Company acquired the net assets of PC Video Conversion, Inc., a manufacturer of Professional high-end video conversion products. In December 1998, the Company restructured this entity into a professional products research & development group and consolidated its operating activities to the Company's corporate headquarters.

The Company's principal executive offices are located at 600 Research Drive, Wilmington, Massachusetts 01887. Its research and development center is located at 9275 SW Nimbus Drive, Beaverton, Oregon 97008. The Company's European sales and marketing office, FOCUS Enhancements B.V., is located at Schipholweg 118, 2316 XD Leiden, The Netherlands. The Company's professional A/V conversion team is located at 16120 Caputo Drive, Suite A, Morgan Hill, CA 95037. The Company's general telephone number is (978) 988-5888 and its Worldwide Web address is http://www.focusinfo.com.

Business Strategy

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

The Company has sought to address the growth in this market, not only through increasing emphasis on internal research and development, but also by strategic acquisition. The Company has completed four such acquisitions since 1993, the most recent being the acquisition of selected assets of Digital Vision, Inc., a manufacturer of both PC-to-TV and TV-to-PC products, in March 1998, and the acquisition of the net assets of PC Video Conversion Inc., a manufacturer of professional high-end video conversion products, in July 1998. As part of its strategic focus, the Company discontinued the sale of any products that were not targeted to the PC-to-TV video conversion marketplace, which included the Company's sale in 1997 of its line of computer connectivity products.

The Company's digital video coprocessors are primarily sold directly to OEMs worldwide through an international sales force. During the past year, the Company has also gained a presence in the TV/Camcorder-to-PC market while licensing its chip technology for use in hardware devices ranging from set-top-boxes to HDTVs. The recent emergence of HDTV, requiring multiple progressive scan digital standards to co-exist seamlessly, has once again heightened projections for growth in the target market segment. The Company anticipates that numerous television manufacturers worldwide will incorporate FOCUS' next-generation FS400 chip into high-end television models released in 1999.

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

Research and development expenses were $1,698,977 for the year ended December 31, 1998 and $1,112,487 for the year ended December 31, 1997. As a percentage of total research and development expenses, approximately 90% of expenses represent new product development activities.

Marketing and Sales Strategy

The Company's marketing and sales strategy is to ensure that its products are well positioned and well received in the high-growth channels where computers and consumer electronics are sold. Those channels include national distributors, volume retailers, national mail-order companies, direct retail, systems integrators and international distributors, resellers and mail order companies.

The Company's marketing strategy employs a range of tactics to reach its customers. The Company seeks to reach retail end users by selected advertising in leading computer magazines, both in the United States and abroad. To increase brand awareness, the Company also cross-markets all of its products across disparate channels to resellers, systems integrators and distributors through fax transmission delivery of product specifications. These tactics are outlined below:

o Direct Marketing. The Company markets its products directly to business, educational and end-user customers. The Company markets to these customers through independent third party mail-order companies such as MicroWarehouse, CDW, Global Computer Supplies, Multiple Zones, and PC Connection.

o On-line Direct Marketing. The Company is also taking advantage of the Internet megatrend as an essential element of its marketing plan. FOCUS has adapted its direct marketing approach to the Internet by providing complete product and Company information on the World Wide Web and assists customers and prospects with both pre- and post-sales needs. In March 1999, the Company also began accepting direct orders for its products on its Web site.

o Customer Direct Marketing. The Company utilizes customer sponsored marketing activities to generate global demand for its products. These market development activities are funded as a percentage of product purchases and the company authorizes certain cooperative marketing programs such as sales incentives, special pricing programs and target advertising campaigns.

The Company's web site contains an interactive list of resellers and outlets for its products contributing to the goal of direct access to end users and building relationships. The Company also offers the ability to buy direct on-line through various computer resellers including Global Computer Supplies, MicroWarehouse and Multiple Zones International. In March 1999, the Company went live with its new Web site that allows for direct product purchasing from FOCUS.

The Company also utilizes a sophisticated 24-hour fax-on-demand system. Each product specification fax requested by the customer is cross-marketed for synergistic products.

o Cross-Marketing. The Company ships over 10,000 products per month, and a FOCUS PC-to-TV product guide is provided in all shipped packages. This strategy is designed to increase customer awareness of other FOCUS products, and aids the Company's brand-recognition marketing goals.

o Display Advertising. The Company utilizes target advertising in popular computer and consumer journals for the development of lead generation and product brand recognition. The Company has advertised in magazines such as Selling Power, Advanced Imaging, Mobile Computing, Laptop Buyer's Guide, Inc. Magazine, Technology & Learning, and Presentations.

o Global Distribution. The Company has made significant investments over the last several years in creating a global reseller/VAR channel. In 1995, the Company had approximately 250 resellers globally. As of March 1999, the Company has over 2,200 active resellers globally.

In the United States and Canada, the Company markets and sells its products through national resellers such as CompUSA, Office Max, Office Depot, Best Buy, Micro Center, Midwest Micro, Fry's Electronics, and J&R Music World. The Company markets and sells its products through national distributors such as Ingram Micro, Nuvo Electronics of Canada, Tech Data, D&H Distributing and Academic Distributing. The Company also markets and sells its products through third-party mail order resellers such as MicroWarehouse, Multiple Zones, PC Connection and CDW.

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

o Telemarketing and Telesales. The Company is receiving and placing over 50,000 calls per year. The Company utilizes telemarketing and telesales programs.

Telemarketing. The Company gathers valuable marketing data from callers. This data allows the Company to continuously analyze its market data such as customer type, media response and product interest. The Company also receives registration cards that provide the Company with marketing information such as product quality, service quality and sales representative product knowledge. Further, in 1998 a rebate program was established which required the completion of an information card in order to receive the rebate.

Reactive Telesales. The Company receives calls and product orders from its lead generation marketing efforts such as advertising, targeted business reply cards and product guides (catalog) mailings.

Products and Applications

FOCUS develops internally all of its PC-to-TV video conversion products, both external boxes and ASICs, thereby allowing the Company to market and sell a proprietary group of products to the PC-to-TV video conversion marketplace. All of the Company's products are compatible with both Windows and Mac OS personal computers. FOCUS' products allow PC owners to utilize any television as a large screen computer display for use in presentations, training, education, video conferencing, Internet viewing and home gaming.

The Company's primary focus within the video/graphics category is in the conversion of standard PC video output (VGA) into television video input (NTSC or PAL). FOCUS' broad line of PC-to-TV products easily allows the user to display Windows or Mac OS video output directly to a standard television or to videotape. These products are currently available as either a board-level product or an external set-top device. FOCUS currently sells its PC-to-TV video conversion products under the TView(R) brand. These products have a variety of features geared toward the needs of business, education and consumer customer groups. The Company has developed various proprietary enhancements for its PC-to-TV products including image stabilization, which eliminates all flicker, and TrueScale(R) video compression technology which ensures proper aspect ratios on the television screen even when a computer image is compressed to fit on a television.

Consumer PC-to-TV Video Scan Conversion Products

1. External Set-Top Boxes. The Company currently offers four models of external set-top boxes under the TView brand. The Company sells the TView, Micro XGA, the TView Silver and the TView Gold, all of which are compatible with both Windows-and Mac OS-based personal computers. All the external set-top boxes weigh less than 7 ounces, and are easily connected to the VGA video port of the computer and a television through the cables provided.

2. PCMCIA Card. The Company also offers a PCMCIA card under the TView brand that provides PC-to-TV conversion capabilities to laptop computer users. Sold as the TView Gold Card, this PCMCIA card fits into any laptop computer with a type II or type III PC card slot. The TView Gold Card permits the user to make large screen presentations without the size and weight associated with presentation monitors and portable projection devices.

3. Internal Card. The Company also offers a PCI card under the TView brand that provides PC-to-TV conversion capabilities to desktop computer users. Sold as the TView Gold PCI Card, this card fits into any computer with a PCI card slot. The TView Gold PCI Card permits the user to make presentations on any television.

All FOCUS products are shipped with the Company's proprietary Electronic Marker(TM) software which turns the computer screen cursor into a drawing tool, allowing the user to highlight or annotate text and graphics directly on the screen.

Commercial PC-to-TV Video Scan Conversion Products

Internal Board Level Products for PCs and TVs. For those environments where portability is less important, such as classrooms or home entertainment systems, the Company offers board level products that can be installed directly into a personal computer or television. The Company currently offers board level products for OEM television.

Professional PC-to-TV Video Scan Conversion Products

The Company's TView Pro AV products are high-end video conversion devices that address the high quality standards of the professional broadcast and presentation markets. The company offers each of its professional products in desktop, rackmount, and board-level forms. The TView Pro AV products are the most advanced broadcast quality conversion products in the marketplace. These products allow the user to take any high-resolution computer image and project it onto any compatible NTSC/PAL display or VCR or over a videoconference link. The HyperConverter 1280 is the most advanced product in the market that brings 1280 x 1024 broadcast quality conversion to the enterprise. The QuadScan is a line Quadrupler/Scaler that eliminates visible scan lines and flicker from standard video.

Video Scan Conversion Integrated-Circuit Products (CHIPS)

Integrated Circuits. The Company currently offers one integrated circuit product: the TView FS310. The FS310 is utilized on the Company's board level products developed for both consumer and commercial applications. The TView FS310 is the Company's third generation PC-to-TV video encoder designed to increase the video conversion capabilities of FOCUS' products while reducing the cost of manufacturing the Company's product. The TView FS310 supports resolutions up to 1024 x 768 and features proprietary "video scaling" technology whereby the image on the television is scaled both horizontally and vertically to ensure that the entire contents of the computer screen are displayed on the television with minimal loss to video quality. Both of these integrated circuits can be used for the creation of products for televisions, PCs, information appliances, video gaming products and external scan conversion devices. It is this area where the Company intends to focus its research and development efforts, furthering its core competency in this type of technology and expanding the application and use of video scan conversion to address digital television, LCD panels and plasma displays markets.

In February of 1999, the Company announced its FS400 digital video coprocessor. The FS400 supports high-resolution, faster speed, progressive scan displays, and Macrovision for DVD. It also delivers such features with lower power consumption, a smaller footprint and does so at half the cost of the FS300. The Company plans to launch two more ASICs in 1999.

TV/Camcorder-to-PC Conversion Consumer Products

InVideo capture cards allow computers to capture and manipulate images and videos originally displayed on a television, camcorder, or other conventional video device. This technology is driving the burgeoning market for video conferencing products. FOCUS' InVideo TV tuner cards allow for the cost-effective conversion of analog television signals to digital video signals for output on a computer monitor.

In March 1999, the Company announced two new InVideo products: the InVideo(TM) USB Capture and the InVideo(TM) USB TV Tuner. The InVideo(TM) USB Capture allows users to grab video from any NTSC/PAL video source and save it directly to any computer. FOCUS' InVideo(TM) USB Capture combines MMX-enhanced software with powerful video capture hardware and can be connected to a camcorder, VCR, DVD video player, or any device that outputs NTSC or PAL video for full motion/full-color video capture. InVideo USB Capture offers plug and play installation for hardware platforms that support Windows 98 and MacOS 8.x operating systems.

The InVideo USB TV Tuner provides plug and play installation for any computer with a USB port. Users can connect it to camcorders, VCRs, DVD video players, and other video devices for full-color, full-motion video capture, or television viewing on the desktop. Additionally, it is compatible with Apple iMac, G3 Desktops and Towers, and G3 Notebooks.

PC-to-TV Video Scan Conversion Applications

Television Display Device. The large screen area of a TV monitor makes it an inexpensive way to present computer graphics and text to a large audience or classroom environment. The Company's products can be used with a TV monitor for presentations, education, training, video teleconferencing, Internet viewing, and video gaming applications.

o Presentations. TView products are ideal for sales and business presentations. In particular, because of the lightweight and small size of the products, they have been embraced by mobile presenters and sales forces as a cost-effective and space effective tool.

o Education and Training. In education, teachers and corporate trainers see the benefit of using computers in the classroom to create an interactive learning environment. Because TView products allow the use of one computer for multiple students, teachers and curriculum developers no longer need to be constrained in their use of computers for instructional purposes.

o Internet Viewing. TView products also take advantage of the rise in popularity of the Internet and the advent of Internet-related products for television. By allowing current PC owners to adapt their existing technology to display on a television, TView products bridge the gap between current and future Internet usage by offering the full functionality of a PC on a television.

o Video Gaming. TView products make the PC gaming experience larger than life by allowing users to play PC games on a television. By connecting a PC's sound and video ports to a television, the gaming enthusiast can share in the gaming experience with a group or simply play along with the impact of a big screen television.

Print to Video. The TView systems will output the computer images directly to a VCR allowing for an inexpensive way to print anything created on a Windows or Mac OS personal computer to video tape.

Mirroring Mode. The Company's proprietary software allows the presenter to use the small computer screen as a mirroring console to the same images displayed on the larger TV monitor. Training of applications can be performed from the Windows or Mac OS personal computer while the audience observes the images on the TV monitor.

TV-to-PC Video Conversion Applications

The InVideo line of products allow television or camcorder images to be imported into any computer with fully scalable, full-motion, full-color graphics for use in desktop publishing, video-conferencing and video e-mail. This product is used by businesses, web designers and distance learning customers who want to stream video clips, create CD multimedia presentations and send video e-mail.

The two new InVideo offerings expand the potential applications. Combining InVideo USB Capture with videoconferencing software allows users the ability to host Internet videoconferences at their desktops. The InVideo USB TV Tuner enables notebook customers to seamlessly integrate the InVideo USB TV Tuner into their USB port, turning any notebook with USB into a mobile media center.

Major Customers

Sales to major television manufacturers in 1998 totaled approximately $2,646,000 or 14% of the Company's revenues as compared to approximately $2,345,000 or 11% of revenues for 1997. Sales to a major distributor in 1998 represented approximately $5,686,000 or 31% of the Company's revenues as compared to approximately $3,319,000, or 16% of revenues for 1997.

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

The Company provides customers with a one- to three-year warranty on all products. The Company repairs or replaces a defective product which is still under warranty coverage, and substantially all the components which the Company purchases are also covered by vendor warranties of comparable duration. Returned products with defective components are returned by the Company to the component vendors for repair or replacement. Product returns, exclusive of reseller stock balancing, averaged approximately 22% and 3% of total product revenue during the years ended December 31, 1998 and 1997, respectively. The increase in product returns was principally the result of the consolidation of one of the Company's distribution channels. During 1998, the Company expanded its distribution network into retail office superstores. The Company engaged with three North American superstore retail chains representing approximately 2,400 aggregate storefronts. Under the terms of the distribution agreements, each store was inventoried with three distinct products with in-store stocking levels of three units per product offering. In addition, the Company invested approximately $500,000 in target marketing, point of purchase displays and insertion advertisements in catalogs. However, the sales-out of the Company's products in these stores were weak, prompting the Company to consolidate this channel in December 1998 from three office superstore customers to two, and to reduce the product offerings with the remaining superstores. The result of this decision was the return of approximately $3,400,000 of finished goods inventory.

Competition

The Company currently competes with other developers of PC-to-TV conversion products, TV-to-PC conversion products and with developers of videographic integrated circuits. Although the Company believes that it is a leader in the PC-to-TV conversion product marketplace, the videographic integrated circuit market is intensely competitive and characterized by rapid technological innovations. This has resulted in new product introductions over relatively short time periods with frequent advances in price/performance ratios. Competitive factors in these markets include product performance, functionality, product quality and reliability, as well as volume pricing discounts, customer service, customer support, marketing capability, corporate reputation, brand recognition and increases in relative price/performance ratios for products serving these markets. In the PC-to-TV conversion product market, the Company competes with companies such as AI Tech and AVerMedia. In the TV-to-PC market, the Company competes with other video-in and digital frame capture manufacturers such as Hauppauge and A.T.I. In the videographic integrated circuits market, the Company competes with Averlogic and Fairchild Semiconductor.

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

Manufacturing

In the manufacture of its products, the Company relies primarily on turnkey subcontractors who utilize components purchased or specified by the Company. The "turnkey" house is responsible for component procurement, board level assembly, product assembly, quality control testing, and in some cases, final pack-out and direct shipment. All subcontracted turnkey houses currently used by the Company are ISO 9002 certified. During 1998, the Company relied and currently continues to rely on two turnkey manufacturers for approximately 90% of the Company's product manufacturing.

Upon receipt of a customer's order, the Company's telemarketing representative enters the order into the Company's computerized order entry and inventory management system. Once the customer's credit has been verified and approved by the finance department, the orders are electronically dispatched to operations for order fulfillment and shipment. The Company then performs final packaging and fulfillment of product orders with most customer orders being shipped in less than three business days from the date they are placed into the system. For certain commercial PC-to-TV video conversion products, the Company's turnkey manufacturers ship directly to the OEM customer and forward-shipping information to the Company for billing purposes.

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

All customer returns are processed by the Company in its fulfillment center. Upon receipt of a returned product, a trained testing technician at the Company tests the product to diagnose the problem. If a product is found to be defective the unit is either returned to the turnkey subcontractor for rework and repair or is repaired by the Company and returned to the customer. The majority of the Company's defective returns are repaired or replaced and returned to customers within five business days. In 1998, product returns that are determined to be defective represented approximately 0.4% of the total product revenues.

Intellectual Property and Proprietary Rights

The Company currently has five patents pending and one patent issued, four of which relate to its PC-to-TV video conversion chips, and anticipates filing another two patent applications in the second quarter of this year. Patent applications have also been filed to secure intellectual property rights in foreign jurisdictions. The Company has also filed applications to register eight trademarks to add to its two currently registered trademarks. Historically, the Company has relied principally upon a combination of copyrights, common law trademarks and trade secret laws to protect the rights to its products that it markets under the FOCUS and TView brand names.

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

Additionally, in connection with OEM and VAR agreements, the Company often seeks to require manufacturers to display the Company's logo conspicuously on their product. Management expects that this should increase name recognition and further the association of the Company's name with the associated goods.

Because of the rapid pace of technological innovation in the Company's markets, management believes that in addition to the patents filed and issued, the Company's success is greatly attributable to the creative skills and experience of its employees, the frequency of Company product offerings and enhancements, product pricing and performance features, its diversified marketing strategy, and the quality and reliability of its support services

Management Information Systems

Year 2000

General

The Company's Year 2000 compliance project ("The Project") is proceeding on schedule. The Project is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. In early 1998, in order to improve access to business information and to strengthen its infrastructure through common, integrated computing systems across the Company, the Company began a business systems replacement project with systems that use programs from a nationally known business software company ("System"). The installation of the new systems, which are expected to make approximately 90 percent of the Company's business computer systems Year 2000 compliant, is scheduled for completion by mid-1999. The System will replace a non-compliant accounting and manufacturing system. Implementation of the System is on schedule and approximately 50 percent complete. To facilitate the Project, The Company has retained outside consultants with expertise in wide area networking ("WAN"), systems integration and business/contact data management.

The Company has developed a contingency plan to make the programs that are scheduled to be replaced by the System Year 2000 compliant. The contingency plan includes contracted on-site support, work-flow modification, and integration of Year 2000 compliant systems. At the end of first quarter 1999, management agreed that there was not a need to implement the contingency plan at that time. The decision will be re-evaluated monthly through year-end. Remaining business software programs are expected to be made Year 2000 compliant through The Project, including those supplied by vendors, or they will be retired. None of the Company's other information technology ("IT") projects have been delayed due to the implementation of The Project.

Project

The Project is being implemented in two phases: Phase I, installation of the hardware and business applications, preceded the WAN installation and the integration of various communications systems. Phase I was 75% completed on December 31, 1998. Phase II is expected to be completed by June 30, 1999.

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

At September 30, 1998, the inventory and priority assessment phases of each section of the Project had been completed. While substantially complete, the process of assessing Year 2000 compliance of its material items and repairing or replacing such items continues on an ongoing basis. Material items are those believed by the Company to have a risk involving the safety of individuals, or that may cause damage to property or the environment, or that have a material effect on the Company's revenues. The testing phases of the Project will be performed by the Company and will be ongoing as hardware or system software is remedied, upgraded or replaced.


The infrastructure portion of the IT section consists of hardware and systems software other than applications software. The Company estimates that approximately 90 percent of the activities required to achieve infrastructure Year 2000 compliance had been completed at December 31, 1998. All infrastructure activities are expected to be completed by June 30, 1999. Contingency planning for infrastructure is also substantially complete.


The application software portion of the IT section includes both the conversion of applications software that is not Year 2000 compliant and, where available from the supplier, the replacement of such software. The Company estimates that the software conversion phase was approximately 50 percent complete at December 31, 1998, and the remaining conversions expected to be completed by mid-1999.


The  testing  phase for  application  software  is ongoing and is expected to be completed by mid-1999. The vendor software replacements and upgrades are presently behind schedule, although the Company currently believes that replacements and upgrades will be completed on schedule by mid-1999. Contingency planning for application software has begun and is scheduled for completion by mid-1999.


The External Agents section includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level, and communicating with them about their plans and progress in addressing their own Year 2000 issues. Detailed evaluations of the most critical third parties have been initiated. These evaluations will be followed by the development of contingency plans, which are scheduled for completion by mid-1999. The Company estimates that this section was on schedule at December 31, 1998. Follow-up reviews of External Agents are expected to be undertaken through the remainder of 1999.

Costs


The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position.
The estimated total cost of The Project is approximately $300,000. The total amount expended on the Project through December 31, 1998, was $200,000, of which approximately $190,000 related to the cost to repair or replace software and related hardware problems, and approximately $10,000 related to the cost of identifying and communicating with External Agents. The estimated future cost of completing the Project is estimated to be approximately $100,000 - $180,000 to repair or replace software and related hardware, and $20,000 to identify and communicate with External Agents. Funds for the Project are provided from a separate budget of $300,000 for all items other than External Agent costs, which are included in existing operating budgets. Ancillary costs of implementing the System are not included in these cost estimates.

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

Readers are cautioned that forward-looking statements contained in the year 2000 Update should be read in conjunction with the Company's disclosures under the heading: "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS" herein.

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

Taking into account the foregoing, the following are identified as important risk factors that could cause actual results with respect to the Company's Year 2000 compliance to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company:

o The dates on which the Company believes the Project will be completed and the System will be implemented are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Project.

o A delay in the implementation of the System could impact the Company's readiness for transactions involving the Euro currency in connection with the Company's European sales activities.

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

Personnel

As of December 31, 1998, the Company employed 54 people on a full-time basis, of which 14 are in research and development, 15 in marketing and sales, 4 in customer support, 9 in operations, and 12 in finance and administration.

Backlog

At December 31, 1998, the Company had a backlog of approximately $282,000 for products ordered by customers as compared to a backlog of $4,400,000 at December 31, 1997, a decrease of $4,118,000 or 94%. The Company expects to fill these orders in 1999. The decrease in backlog in 1998 as compared to 1997 is primarily due production delays on the FS300 products in the fourth quarter of 1997. Generally, management does not believe backlog for products ordered by customers is a meaningful indicator of sales that can be expected for a particular time period.

Item 2.            PROPERTIES


As of December 31, 1998, the Company leased approximately 50,000 square feet of space at four locations. The Company leased approximately 32,000 square feet of space in Sudbury, Massachusetts, which was used for administration, sales, marketing, customer service, limited assembly, quality control, packaging and shipping. This lease originally was scheduled to expire on July 30, 2001 but the Company obtained permission from its landlord to terminate the lease as of April 15, 1999. On February 22, 1999, the Company relocated this office to Wilmington, Massachusetts to provide better access to customers and employees while reducing its monthly rental payments from $18,910 to $16,380 per month. The company leases additional space in the following locations: Orinda, California, Morgan Hill, California, Beaverton, Oregon, and Leiden, Netherlands. The Orinda facility is mainly used for research and development with approximately 500 square feet at $500 per month. The Morgan Hill facility is mainly used for high-end video conversion development and final production, with approximately 11,640 square feet at $5,878 per month, expiration being March 2000. The Beaverton facility is mainly used for research and development, with approximately 4,700 square feet at $3,631 per month, expiration being June 30, 2000. The Company is currently in negotiations for new space in Beaverton, Oregon. The Company's European sales and marketing subsidiary, FOCUS Enhancements, B.V., occupies approximately 1,000 square feet of space in the Leiden facility. The rent on this facility is approximately $2,735 per month and the lease expires June 30, 2001. The Company believes that its existing facilities are adequate to meet current requirements and that it can readily obtain appropriate additional space as may be required on comparable terms.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended December 31, 1998 to a vote of security holders of the Company, whether through solicitation of proxies or otherwise.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

Trading in the Company's Common Stock and public warrants (the "Warrants") commenced on May 25, 1993, when the Company completed its initial public offering, and since that time the Company's Common Stock and Warrants have traded principally on the NASDAQ SmallCap Market under the symbol "FCSE" and "FCSEW", respectively. The Company's Common Stock and Warrants were also traded on the Boston Stock Exchange under the symbols "FCS" and "FCSW", respectively, during the period May 26, 1993 through March 7, 1997. On May 27, 1998, the Company's Warrants expired. The following table sets forth the range of quarterly high and low bid quotations for the Company's Common Stock and Warrants as reported by NASDAQ. The quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions. The closing bid price of the Company's Common Stock on the NASDAQ SmallCap Market on March 31, 1999 was $1.625 per share.

                                              Warrants                                           Common Stock

                                  High Bid                 Low Bid                  High Bid                 Low Bid

Calendar 1998 Quotations
   First Quarter                  $ 1.25                   $ 0.50                   $ 4.25                   $ 2.50
   Second Quarter                 $ 1.17                   $ 0.03                   $ 4.75                   $ 2.38
   Third Quarter                  Expired                  Expired                  $ 3.47                   $ 1.19
   Fourth Quarter                 Expired                  Expired                  $ 1.28                   $ 1.19

Calendar 1997 Quotations
   First Quarter                  $ 0.44                   $ 0.31                   $ 2.25                   $ 1.63
   Second Quarter                 $ 0.88                   $ 0.25                   $ 3.63                   $ 1.56
   Third Quarter                  $ 4.31                   $ 0.44                   $ 6.31                   $ 2.06
   Fourth Quarter                 $ 5.56                   $ 1.06                   $ 7.50                   $ 2.88

As of March 3, 1999, there were 229 holders of record of the Company's 18,005,090 shares of Common Stock outstanding on that date. The Company estimates that approximately 6,466 shareholders hold securities in street name. The Company does not know the actual number of beneficial owners who may be the underlying holders of such shares.

The Company has not declared nor paid any cash dividends on its Common Stock since its inception. The Company's bank line of credit prohibits the payment of cash dividends. The Company intends to retain future earnings, if any, for use in its business.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Introduction

On March 31, 1998, the Company Acquired selected assets of Digital Vision, Inc., a manufacturer of both PC-to-TV and TV-to-PC products. The Company has two new products as a result of the acquisition, identified as its InVideo product line. Sales of this product line totaled approximately $500,000 yielding gross profit of approximately $200,000 in 1998. Sales related expenses totaled $200,000 in 1998. This acquisition resulted in no additional personnel being added to the Company.

On July 30, 1998, the Company acquired the net assets of PC Video Conversion, Inc. ("PC Video"), a manufacturer of Professional A/V products. Revenues from date of acquisition were approximately $700,000 in 1998 yielding approximately $500,000 in gross margin. Operating expenses totaled approximately $600,000 in 1998. In December 1998, the company restructured the acquired business of PC Video into a professional products research and development center and consolidated its operating activities at the Company's corporate office. The Company accrued $70,000 for estimated restructuring changes in 1998. In December 1998, this R&D center launched a newly developed, high quality, high resolution professional audio visual scan converter, the TView Gold Pro AV for the broadcast industry.

In connection with the Company's sale of its line of computer connectivity products in 1997, the company acquired 189,701 shares of the common stock of Advanced Electronic Support Products, Inc. ("AESP").

Due to a prolonged decline in the per share market price of the AESP stock investment, the Company adjusted this investment to its estimated net realizable value. This resulted in a charge to earnings of approximately $346,000 in 1998.

Results of Operations

Year ended December 31, 1998 as compared to year ended December 31, 1997

The following table sets forth, for the periods indicated, income and expense items included in the Consolidated Statements of Operations, expressed as a percentage of net sales:

Year Ended December 31,                          1998            1997
                                                 ----            ----

Net sales                                        100%            100%
     Cost of good sold                             84              72
                                                -----           -----
     Gross profit                                  16              28
                                                -----           -----
Operating expenses:
     Sales, marketing and support                  37              22
     General and administrative                    12               9
     Research and development                       9               5
     Depreciation and amortization                  8               2
     Impairment of goodwiil                        17              --
                                                -----           -----
         Total operating expenses                  83              38
                                                -----           -----
Loss from operations                             (67)            (10)

Interest expense, net                             (1)             (1)
Other income                                        1               2

Loss on securities available for sale             (2)              --
Loss before income taxes                         (69)             (9)
Income tax expense                                 --              --
                                                -----           -----
Net loss                                        (69%)            (9%)
                                                =====           =====

Net Sales

Net sales for the year ended December 31, 1998 were $18,440,000 as compared with $21,026,000 for the year ended December 31, 1997, a decrease of $2,586,000, or 12%. This decrease was principally due to the Company's decision to consolidate its reseller channels. This resulted in finished goods returns of approximately $6,856,000 in Q498. This consolidation was implemented by management to re-direct inventory from non-performing sales channels to other high performing channels. Products returned in Q498 are scheduled to ship to customers throughout 1999. During the year ended December 31, 1998, the Company had a net sales increase to US Resellers (22%) while it had decreases in net sales to OEM customers (a decrease of 53%), Other sales (a decrease of 6%) and International customers (a decrease of 42%).

In 1998, the growth in net sales to US Resellers (Distributors, Retailers, VAR's and Education segments) were comprised of approximately $12,498,000 as compared to $10,285,000 in 1997, an increase of $2,213,000 or 22%. Net sales included sales to a major distributor totaling approximately $5,686,000 or 31% as compared to $3,319,000 or 16% in 1997. The increase is a result of the addition of major retailers that were directed to this distributor as well as continued sales growth in existing channels.

During 1998, net sales to OEM customers were approximately $3,866,000 as compared to $8,138,000 in 1997, a decrease of $4,272,000 or 53%. The decline in OEM sales was primarily due to the Company's decision not to ship its PC-to-TV products to a large television manufacturer that is experiencing financial difficulty. In addition, a significant OEM customer utilizing the FS310 Digital Video Co-Processor for the Asian marketplace delayed its Q398 and Q498 procurement requirements to Q299.

Other net sales in 1998 were approximately $1,472,000 as compared to $1,571,000 in 1997, a decrease of $99,000 or 6%. Other sales in 1997 principally consisted of networking product sales. The Company sold its networking product line in September, 1997 to AESP. In 1998, other sales are primarily comprised of sales of high-end video conversion products acquired from the PC Video acquisition.

Net sales to International customers in 1998 were approximately $605,000 compared to $1,033,000 in 1997, a decrease of $428,000 or 42%. In 1997, sales were principally from networking products that the Company no longer distributes due to the sale of this product line. In 1998, international sales were comprised exclusively of PC-to-TV products.

Cost of Goods Sold

Cost of goods sold was $15,411,000, or 84% of net sales, for the year ended December 31, 1998, as compared with $15,092,000 or 72% of net sales, for the year ended December 31, 1997, an increase of $319,000 or 2.1%. The increase in cost of goods sold in absolute dollars is attributable to the write-off and write-down of in stock inventory of approximately $2,600,000 or 14% of net sales. In addition, the Company recognized an increase of $240,000 in market development costs in 1998 as compared to 1997 as a result of its expansion into the office superstore retail market. Exclusive of the inventory write-offs and market development expenses, cost of sales in 1998 were significantly lower as a percentage of sales in 1998 as compared to 1997. This is a result of a cost advantage of utilizing the Company's proprietary FS300 integrated circuit in the manufacturing of its products.

During the fourth quarter of 1998, the Company reduced cost of sales by $3,400,000, representing the cost of anticipated sales returns from major customers that were to be returned in the first quarter of 1999. The Company also adjusted cost of sales by allowing for Price Protection claims on prior products sold as Focus anticipated reducing its Suggested Retail Price in 1999 to remain competitive to competition. This accrual resulted in a charge of approximately $684,000.

Sales, Marketing and Support Expenses.

Sales, marketing and support expenses were $6,902,000, or 37% of net sales, for the year ended December 31, 1998, as compared with $4,648,000, or 22% of net sales, for the year ended December 31, 1997, an increase of $2,254,000 or 49%. The increase in sales, marketing and support expenses in absolute dollars is primarily the result of increased marketing and advertising expenditures related to the Company's efforts to expand its OEM and domestic distribution channels and to introduce the new FOCUS Scan 310 Chip products throughout 1998. The company also engaged in many high priced exclusive advertisements including USA Today, Inc. Magazine and major US Retailers weekly catalogs. The advertisement, marketing and support expenses totaled approximately $2,826,000 in the fourth quarter of 1998 as compared to approximately $1,500,000 in the same quarter of 1997.

General and Administrative Expenses.

General and administrative expenses for the year ended December 31, 1998 were $2,166,000 or 12% of net sales, as compared with $1,974,000 or 9% of net sales, for the year ended December 31, 1997, an increase of $193,000 or 10%. The increase in terms of absolute dollars and as a percentage of net sales is primarily due to increases in staffing of approximately $140,000, professional services of $60,000 and acquisition related expenses of $118,000 offset by a reduction of bad debts of $130,000.

Research and Development Expenses.

Research and development expenses for the year ended December 31, 1998 were $1,699,000 or 9% of net sales, as compared with $1,112,000, or 5% of net sales, for the year ended December 31, 1997, an increase of $586,000 or 53%. The increase in research and development expenses in both absolute dollars and as a percentage of revenues is due primarily to an incremental $461,000 in expenses resulting from the acquisition of PC Video. The Company also increased staffing and compensation at its Beaverton, Oregon research and development center amounting to approximately $120,000.

Depreciation and Amortization.

Depreciation and Amortization expenses for the year ended December 31, 1998 were $1,499,496 or 8% of net sales, as compared with $426,000 or 2% of net sales, for the year ended December 31, 1997, an increase of $1,074,000 or 252%. The increase in terms of absolute dollars and as a percentage of net sales is primarily due to amortization of goodwill resulting from the acquisition of Digital Vision, Inc. and PC Video Conversions, Inc. totaling approximately $175,000, plus the write-off of obsolete computer equipment, office equipment, and capitalized tooling and chip development costs aggregating approximately $766,000.

Interest Expense, Net.

Net interest expense for the year ended December 31, 1998 was $226,000, or 1% of net sales, as compared to $266,000, or 1% of net sales, for the year ended December 31, 1997, a decrease of $40,000 or 15%. The reduction in interest expense is principally attributable to a reduction in outstanding debt balances and the reduction of the prime lending rate combined with reduced fees associated with the extension of the Company's revolving line of credit.

Impairment of Goodwill

The Company recognized a write-off of $3,054,000 in 1998 representing impaired goodwill resulting from the acquisitions of Lapis Technologies, Inc. ("Lapis"), Digital Vision, Inc. ("Digital Vision") and PC Video Conversion, Inc. ("PC Video").

The Company acquired Lapis in December, 1993 and utilized its video conversion technology in its products through 1998. In 1997, the Company began developing its own proprietary video conversion technology and in Q198 introduced its FS300 video conversion ASIC to the market place. During 1998, the Company began including this ASIC in its manufactured products and simultaneously began the end-of-life cycle for Lapis based products. By the end of Q498, all remaining inventory incorporating Lapis technology was disposed of by sale or write-off. As a result of a discounted cash flow analysis, the Company wrote-off approximately $543,000 of impaired goodwill on Lapis Technologies, Inc.

The Company acquired Digital Vision on March 31, 1998 to obtain its TV-to-PC product line. Upon evaluation of the product line, the Company deemed that only two products warranted inclusion in its product portfolio. However, this line, the InVideo product line was not widely accepted by the Company's customer base due to significant competition in its category, limited product features in comparison with the competition, and its cost structure required pricing higher than many of the competing products. In addition, no proprietary technology was acquired with this acquisition, and the products were distributed as an OEM offering to the Company. The Company achieved sales, gross profit and expenses of $500,000, $200,000 and $200,000 respectively for the InVideo product line in 1998. As result of an impairment analysis in Q498, the Company determined that the acquired goodwill was impaired. The remaining goodwill was valued using a discounted cash flow model that resulted in a write-off of approximately $1,070,000 of impaired goodwill.

On July 30, 1998 the Company purchased the net assets of PC Video. This acquisition was intended to provide the Company with an entry into high quality, professional audio/video scan conversion market. Upon review of the product offerings of PC Video, the Company realized that the product quality, manufacturing capacity, and distribution network were inadequate to provide positive operating income from this venture on an on-going basis and discontinued producing all products of the former PC Video. The engineering resources pertaining to product design and technology vision were evaluated and deemed exceptional by management. Accordingly, the Company decided to restructure the PC Video operation into a high-end, professional A/V research and development center in Q498 tasked to produce new high quality, professional A/V product utilizing the Company's proprietary ASIC technology. During 1998, sales of legacy PC Video products were approximately $700,000 yielding gross profits of approximately $500,000 offset by operating expenses of approximately $600,000. The Company performed an impairment analysis in Q498 utilizing a discounted cash flow model, resulting in a write-off of impaired goodwill of approximately $1,441,000.

Other Income.

For the year ended December 31, 1998, the Company had other income of $100,000 or 0.5% of net sales as compared to other income of $510,000 or 2% of net sales for the year ended December 31, 1997, a decrease of $410,000 or 80%. The primary reason for this reduction is that in 1997 there was a gain of $349,000 due to the sale of the Company's networking product line to AESP.

Loss on Stock Investment

On September 30, 1997, the Company sold its line of computer connectivity products to AESP for 189,701 shares of AESP common stock. Included in the sale were customer lists and the right to use the FOCUS networking brand name to market the product line as well as certain of AESP's complementary products. In connection with this transaction, the Company recorded other income in the amount of $358,000. During 1998, the fair market value of this investment declined 58%. At December 31, 1998, there is no indication that the fair market value of this investment will increase substantially in the foreseeable future, therefore the Company recognized a loss on this investment of approximately $346,000 in the quarter ended December 31, 1998.

Net Loss.

For the year  ended  December  31,  1998,  the  Company  reported  a net loss of
$12,787,000, or $0.78 per share (basic), as compared to a net loss of $1,986,000, or $.16 per share (basic), for the year ended December 31, 1997, an increase in loss of $10,801,000. For the quarter ended December 31, 1998, the Company recorded a net loss of approximately $14,235,000. This loss was comprised of approximately $3,060,000 resulting from reduced sales in the quarter due to lower than anticipated sell through of the Company's products and higher than expected inventory levels at certain retail customers. The remainder of the loss in the quarter ended December 31, 1998 was from non-operating activities and charges totaling approximately $11,175,000 summarized as follows: product returns from non-performing resellers (approximately $2,500,000), impaired goodwill (approximately $3,054,000), inventory obsolescence (approximately $1,734,000), aggressive retail marketing programs (approximately $2,171,000), fixed assets write-off (approximately $587,000), lower-of-cost-or-market revaluation of inventory (approximately $783,000) and revaluation of stock investments (approximately $346,000).



Financial Condition

Total Assets.

Total Assets decreased $1,184,000 or 9%, from December 31, 1998 to December 31, 1997. The decrease in assets is due to: reductions of securities available for sale by $346,000, accounts receivable by $2,985,000 and goodwill by $439,000 offset by increases of cash and certificates of deposit by $662,000, inventory by $1,959,000, and property, plant and equipment by $204,000. Securities available for sale decreased by 58% in 1998 compared with 1997 primarily due to the reduction in market value of the 189,701 shares of AESP stock held at December 31, 1998. Accounts receivable decreased by 54% in 1998 compared with 1997 principally due to product returns in Q498 from non-performing reseller channels. Goodwill decreased by 35% in 1998 compared with 1997 primarily due to impaired goodwill associated with Lapis, Digital Vision and PC Video. The increase in inventory in 1998 as compared with 1997 is the result of the aforementioned product returns in Q498.

Total Liabilities.

Total liabilities increased $1,007,000, or 11% from December 31, 1997 to December 31, 1998. The increase is primarily due to: increases of accounts payable by $484,000, accrued liabilities by $955,000, and capital leases by $265,000 offset by decreases of notes payable by $696,000. Accounts payable increased by 9% in 1998 compared with 1997 primarily due to increased purchases of inventory for anticipated Q498 sales that did not materialize due to sufficient stocking levels in reseller channels. Accrued liabilities increased by 111% principally from the result of accruals for marketing and advertising programs in Q498 to further develop reseller markets and to create end user demand at the office superstore retail stores. Capital leases increased mainly due to system hardware and software upgrades to satisfy Year 2000 computing requirements.

Stockholders' Equity.

Stockholders' equity decreased $2,191,000 from December 31, 1997 to December 31, 1998. The decrease is primarily due to the net loss incurred in fiscal year 1998 of $12,787,000, offset by the issuance of common stock resulting from the exercise of common stock options and warrants, as well as a private offering of the Company's common stock. In addition, the Company issued common stock in conjunction with the acquisitions Digital Vision and PC Video.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through the public and private sale of common stock, operating income, short-term borrowing from private lenders, favorable credit arrangements with vendors and suppliers, and a line of credit with its commercial bank ($620,000 at December 31, 1998).

Net cash used in operating activities for the years ended December 31, 1998 and 1997 was $4,592,000 and $4,657,000, respectively. In 1998, net cash used in operating activities consisted primarily of the net loss of $12,787,000, and increases in inventories of $1,587,000, accounts payable of $387,000, accrued liabilities of $916,000 with decreases in accounts receivable of $3,325,000. In addition, the Company had a decrease in value of marketable securities of $346,000, write-off of impaired goodwill of $3,054,000. In 1997, net cash used in operating activities consisted primarily of the net loss of $1,986,000, and increases in accounts receivable of $2,325,000, inventories of $2,014,000, prepaid expenses and other assets of $406,000, accounts payable of $2,176,000, and accrued expenses of $228,000. In addition, the Company had a gain on settlement of accounts payable of $244,000 and securities received on sale of networking assets of $595,000.

Net cash used in investing activities for the years ended December 31, 1998 and 1997 was $2,042,000 and $653,000, respectively. In 1998, cash used in investing activities consisted primarily of the purchase of property and equipment of $858,000 and cash paid in acquisitions, net of cash received of $931,000. In 1997, cash used in investing activities consisted primarily of purchases of property and equipment of $654,000.

Net cash from financing activities for the years ended December 31, 1998 and 1997 was $7,042,000 and $5,616,000, respectively. In 1998, the Company received $2,827,000 in net proceeds from private offerings of Common Stock and $7,004,000 from the exercise of common stock options and warrants. The proceeds in 1998 were offset by $1,954,000 in payments on notes payable, $700,000 in payments for treasury stock acquired, and payments made under capital lease obligations of $135,000. In 1997, the Company received $5,578,000 in net proceeds from private offerings of common stock and $504,000 in net proceeds from the exercise of common stock options and warrants. The proceeds in 1997 were offset by $297,000 in payments on notes payable to banks and $169,000 in payments under capital leases.

As of December 31, 1998, the Company had working capital of $1,435,000, as compared to working capital deficit of $2,619,000 at December 31, 1997, a decrease of $1,184,000. The Company's cash and certificates of deposit were $1,382,000 at December 31, 1998, an increase of $662,000, or 92%, over amounts at December 31, 1997.

On March 3, 1998, the Company issued 1,092,150 shares of common stock and warrants to purchase 327,645 shares of common stock for gross proceeds of approximately $3,000,000 in a private placement financing to an unaffiliated accredited investor. The warrants are exercisable until March 3, 2005 if during the period ending August 25, 1999, the average of the closing bid prices of the Company's common stock during any consecutive 20 trading days is equal to or less than $2.7469. As a result of this provision, on December 2, 1998 the warrant holder exercised their warrants and purchased 327,645 shares of common stock at an aggregate exercise price of $1.2188 per share resulting in gross proceeds of $399,000. The shares issued in connection with this transaction and issuable upon exercise of the warrants were registered under the Securities Act of 1933 on April 22, 1998. Fees and expenses associated with this offering amounted to approximately $173,000 yielding net proceeds of $2,827,000. In connection with this transaction, the Board of Directors authorized the grant of warrants to the placement agent to purchase 21,429 shares of the Company's common stock at a price of $4.2118 per share exercisable for a period of five years.

On June 3, 1998, the Company received gross proceeds of $6,147,000 as a result of the conversion of 910,650 of the Company's redeemable Common Stock Purchase Warrants (the "Warrants") issued in connection with the Company's initial public offering in May 1993. The Company issued 1,649,202 shares of common stock as a result of the conversion. In accordance with the anti-dilution provisions of the Warrants, the holder was entitled to receive 1.811 shares of common stock for each Warrant exercised. The Warrants were exercisable at a price of $6.75 per Warrant until May 26, 1998.

In November 1998, the Company negotiated and received a waiver of certain restrictive covenants contained in its revolving line of credit with its commercial bank, together with a revision of the loan covenants and an agreement to extend the line until December 15, 1998. At December 31, 1998, the Company had borrowings under its line of credit of $620,000 with the expectation that the Company would refinance this indebtedness shortly thereafter. On March 31, 1999, the Company repaid all monies owed on this line of credit with its commercial bank totaling approximately $637,000 from proceeds received under a $2,000,000 accounts receivable financing agreement with the same commercial bank. This financing agreement allows for advances on accounts receivable not to exceed 80% of qualified invoices. The bank charges interest on the outstanding balance at a rate of the prime lending rate plus 4.5%. In addition, under the terms of this agreement the bank has been issued warrant to purchase 100,000 shares of the Company's common stock at a price of $1.70 per share. At March 31, 1999, the Company had borrowings under this agreement of approximately $970,000.

The Company maintains incentive stock option plans for all employees and directors. Management believes that these plans provide long term incentives to employees and directors and promote longevity of service. The Company prices issued options at the closing of NASDAQ market price of its common stock on the date of the option issuance. In addition, the Company maintains the right to re-price the options under such plans to reflect devaluation in the market value of its common stock. On September 1, 1998, the Company re-priced all employee and director options under all plans to $1.22 per share for those options priced in excess of this value. This price represented the closing market prices of the Company's common stock on September 1, 1998. On February 22, 1999, the Company re-priced all employee options under all plans to $1.0625 per share for all options priced in excess of this amount. This price represented the closing marked prices for the Company's common stock on February 22, 1999. The FASB has issued a proposal interpretative release - Stock Compensation - Interpretation of APB No. 25, which will have a prospective impact on the Company's stock option plans, if adopted.

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

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain FASB statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and foreign currency items, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. SFAS No. 130 requires that all items of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Additionally, SFAS No. 130 requires that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. The Company adopted these disclosure requirements beginning in the first quarter of 1998.

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

The FASB has issued a proposed interpretive release, Stock compensation - Interpretation of Opinion 25 (Interpretation). The Interpretation will provide accounting guidance on several issues that are not specifically addressed in Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to
Employees. Two of the issues discussed in the Interpretation could result in significant accounting changes for many companies, the accounting for re-pricing of employee stock options, and the definition of an "employee" for purposes of applying APB No. 25.

The effective date of the proposed Interpretation would be the issuance date of the final Interpretation (expected to be in September, 1999). If adopted, the Interpretation would be applied prospectively, but would cover events that occur after December 15, 1998. There would be no effect on financial statements for the period prior to the effective date of the final interpretation.

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

                                                                            Page

Report of Independent Accountants                                           F-1

Consolidated Balance Sheets as of December 31, 1998 and 1997                F-2

Consolidated Statements of Operations for the Years Ended
December 31, 1998 and 1997                                                  F-3

Consolidated Statements of Stockholders' Equity for the Years Ended
December 31, 1998 and 1997                                                  F-4

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1998 and 1997                                                  F-5

Notes to Consolidated Financial Statements                                  F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of FOCUS Enhancements, Inc. Wilmington, Massachusetts

We have audited the accompanying consolidated balance sheets of FOCUS Enhancements, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FOCUS Enhancements, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ WOLF & COMPANY, P.C.
WOLF & COMPANY, P.C.

Boston, Massachusetts
April 9, 1999

                                             FOCUS ENHANCEMENTS, INC.
                                            CONSOLIDATED BALANCE SHEETS

                                                      ASSETS

                                                                                                     December 31,

                                                                                                     1998               1997
                                                                                                    ------             ------
Current Assets:
     Cash and cash equivalents                                                                   $1,128,380         $  719,851
     Certificate of deposit                                                                         253,067                 --
     Securities available for sale                                                                  248,983            595,000
     Accounts  receivable,  net of  allowances of $649,987 and $820,998 at December 31,
     1998 and 1997, respectively                                                                  2,553,139          5,538,132
     Inventories                                                                                  5,948,624          3,989,604
     Prepaid expenses and other current assets                                                      217,092            470,907
                                                                                               ------------        -----------
         Total current assets                                                                    10,349,285         11,313,494

Property and equipment, net                                                                       1,272,477          1,068,918
Other assets, net                                                                                   304,498            288,482
Goodwill, net                                                                                       810,673          1,249,750
                                                                                               ------------        -----------

Total assets                                                                                   $ 12,736,933        $13,920,644
                                                                                               ============        ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                                                $ 702,057        $ 2,220,000
     Current portion of long-term debt                                                              283,180                 --
     Obligations under capital leases                                                               119,536            102,320
     Accounts payable                                                                             5,999,694          5,515,913
     Accrued liabilities                                                                          1,810,025            855,961
                                                                                                -----------        -----------
         Total current liabilities                                                                8,914,492          8,694,194

Deferred income                                                                                      84,212             84,212
Obligations under capital leases, non-current                                                       321,760             73,855
Long-term debt, net of current portion                                                              538,597                 --
                                                                                                -----------        -----------
         Total liabilities                                                                        9,859,061          8,852,261
                                                                                                -----------        -----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 3,000,000 shares authorized; none issued                           --                 --
     Common  stock,  $.01 par  value;  25,000,000  shares  authorized,  18,005,090  and             180,051            140,102
     14,010,186   shares  issued  and  outstanding  at  December  31,  1998  and  1997, respectively
     Additional paid-in capital                                                                  38,913,304         27,339,892
     Accumulated deficit                                                                       (35,198,935)       (22,411,611)
     Notes receivable, common stock                                                               (316,418)                 --
     Treasury stock at cost, 450,000 shares                                                       (700,130)                 --
                                                                                                -----------        -----------
         Total stockholders' equity                                                               2,877,872          5,068,383
                                                                                                -----------        -----------

         Total liabilities and stockholders' equity                                             $12,736,933        $13,920,644
                                                                                                ===========        ===========

                        The accompanying notes are an integral part of the consolidated financial statements.

                                             FOCUS ENHANCEMENTS, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                  Years ended December 31,
                                                                                                  ------------------------
                                                                                                   1998               1997
                                                                                                   ----               ----
Net sales                                                                                      $ 18,440,226        $21,026,011
Cost of goods sold                                                                               15,410,912         15,091,641
                                                                                             --------------      -------------

     Gross profit                                                                                 3,029,314          5,934,370
                                                                                             --------------      -------------

Operating expenses:
     Sales, marketing and support                                                                 6,901,546          4,647,657
     General and administrative                                                                   2,166,352          1,973,502
     Research and development                                                                     1,698,977          1,112,487
     Depreciation and amortization expense                                                        1,499,496            425,989
     Impairment of goodwill                                                                       3,053,880                 --
                                                                                             --------------      -------------

         Total operating expenses                                                                15,320,251          8,159,635
                                                                                             --------------      -------------

Loss from operations                                                                           (12,290,937)        (2,225,265)
Interest expense, net                                                                             (225,802)          (266,095)
Loss on securities available for sale                                                             (346,017)                 --
Other income, net                                                                                   100,073            510,378
                                                                                             --------------      -------------

Loss before income taxes                                                                       (12,762,683)        (1,980,982)

Income tax expense                                                                                   24,641              5,097
                                                                                             --------------      -------------

Net loss                                                                                     $ (12,787,324)      $ (1,986,079)
                                                                                             ==============      =============

Loss per common share:
     Basic                                                                                          $(0.78)            $(0.16)
                                                                                             ==============      =============
                                                                                                    $(0.78)            $(0.16)
                                                                                             ==============      =============

Weighted average common shares outstanding:
     Basic                                                                                       16,336,872         12,727,934
                                                                                             ==============      =============
     Diluted                                                                                     16,336,872         12,727,934
                                                                                             ==============      =============



                        The accompanying notes are an integral part of the consolidated financial statements.

                                         FOCUS ENHANCEMENTS, INC.
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  YEARS ENDED DECEMBER 31, 1998 and 1997

                                                           Additional                        Note                         Total
                               Common Stock                  Paid-in      Accumulated      Receivable,    Treasury     Stockholders'
                                  Shares        Amount       Capital        Deficit        Common Stock    Stock         Equity
                               -----------   -----------   -----------   --------------    -----------   -----------   -------------
Balance at December 31, 1996    11,301,845      $113,018   $21,285,037    $(20,425,532)    $        --   $        --      $  972,523


Issuance of common stock           315,160         3,152       501,287               --                           --         504,439
upon exercise of stock
options and warrants

Issuance   of  common   stock    2,393,181        23,932     5,553,568               --                           --       5,577,500
from private  offerings,  net
of issuance cost of $359,431
Net loss                                --            --            --      (1,986,079)                           --     (1,986,079)
                               -----------   -----------   -----------   --------------                  -----------   -------------

Balance at December 31, 1997    14,010,186       140,102    27,339,892     (22,411,611)                           --       5,068,383


Issuance   of  common   stock    2,429,958        24,299     7,296,082               --      (316,418)            --       7,003,963
upon    exercise   of   stock
options and warrants

Issuance   of  common   stock                     10,922     2,816,433                                                     2,827,355
form private  offerings,  net    1,092,150
of    issuance    costs    of
$172,645

Issuance of common  stock for      472,796         4,728     1,460,897                                                     1,465,625
acquisitions    of    Digital
Vision,  Inc.  and  PC  Video
Conversion, Inc.

Purchase of treasury stock              --            --            --               --                    (700,130)       (700,130)

Net loss                                --            --            --     (12,787,324)                           --    (12,787,324)
                               -----------   -----------   -----------   --------------    -----------   -----------   -------------

Balance at December 31, 1998    18,005,090     $ 180,051   $38,913,304   $ (35,198,935)    $ (316,418)   $ (700,130)   $   2,877,872
                               ===========   ===========   ===========   ==============    ===========   ===========   =============




                        The accompanying notes are an integral part of the consolidated financial statements.

                                             FOCUS ENHANCEMENTS, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Years Ended December 31,
                                                                                                ------------------------
                                                                                                 1998               1997
                                                                                                 ----               ----
Cash flows from operating activities:

 Net loss                                                                                    $ (12,787,324)      $ (1,986,079)

 Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation and amortization                                                                  1,499,496            425,989

   Amortization of discount on note payable                                                          17,696                 --

   Gain on settlement of accounts payable                                                                --          (244,176)

   Securities received on sale of networking assets                                                      --          (595,000)

   Deferred income                                                                                       --             84,212

   Loss on securities available for sale                                                            346,017                 --

   Write down of impaired goodwill                                                                3,053,880                 --

   Changes in operating assets and liabilities, net of the effects of acquisitions;

          (Increase) decrease in accounts receivable                                              3,324,750        (2,324,567)

          Decrease (increase) in inventories                                                    (1,587,185)        (2,014,223)

          Decrease (increase) in prepaid expenses and other assets                                  237,799          (405,559)

          Increase (decrease) in accounts payable                                                   386,892          2,175,805

          Increase (decrease) in accrued liabilities                                                916,044            227,657
                                                                                             --------------      -------------

   Net cash used in operating activities                                                        (4,591,935)        (4,655,941)



Cash flows from investing activities:

   Increase in certificate of deposit                                                             (253.067)                 --

   Purchase of property and equipment                                                             (858,011)          (653,926)

   Cash paid in acquisitions, net of cash received                                                (930,563)                 --
                                                                                             --------------      -------------

Net cash used in investing activities                                                           (2,041,641)          (653,926)

Cash flows from financing activities:

Payments on notes payable and long-term debt                                                    (1,953,900)          (297,458)

   Payments under capital lease obligations                                                       (135,183)          (168,657)

   Payments for purchase of treasury stock                                                        (700,130)                 --

   Loan payments for the purchase of common stock                                                 (316,418)                 --

   Net proceeds from private offerings of common stock                                            2,827,355          5,577,500

   Net proceeds from exercise of common stock options and warrants                                7,003,963            504,439
                                                                                             --------------      -------------

Net cash provided by financing activities                                                         7,042,105          5,615,824
                                                                                             --------------      -------------

Net increase in cash and cash equivalents                                                           408,429            305,957

Cash and cash equivalents at beginning of year                                                      719,851            413,894
                                                                                             --------------      -------------

Cash and cash equivalents at end of year                                                        $ 1,128,380         $  719,851
                                                                                             ==============      =============




Supplemental Cash Flow Information:

   Interest paid                                                                                 $  200,129         $  153,549

   Income taxes paid                                                                                  5,020              5,414

   Equipment acquired under capital leases                                                          400,304            140,034

Sale of networking assets (Note 7)

Supplemental schedule of non-cash investing and financing activities:
On March 31, 1998, the Company purchased certain assets and assumed certain liabilities of Digital Vision, Inc. as follows:

Fair value of tangible assets acquired                                $  224,957
Fair value of liabilities assumed                                      (384,495)
                                                                   -------------
Fair value of net assets (liabilities) acquired                        (159,538)

Common stock issued                                                  (1,115,625)
Cash paid                                                               (46,980)
                                                                   -------------
Excess of cost over fair value of net assets acquired              $ (1,322,143)
                                                                   =============


On July 29, 1998, the Company purchased certain assets and assumed certain liabilities of PC Video Conversion Inc. as follows:

Fair value of tangible assets acquired                                $  613,336
Fair value of liabilities assumed                                       (80,367)
                                                                    ------------
Fair value of net assets acquired                                        532,969

Common stock issued                                                    (350,000)
Cash paid                                                              (700,000)
Note payable                                                           (910,085)
Acquisition costs                                                      (229,781)
                                                                    ------------
Excess of cost over fair value of net assets acquired               $(1,656,897)
                                                                    ============




                       The accompanying notes are an integral part of the consolidated financial statements.

                            FOCUS ENHANCEMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies

         Business of the Company. FOCUS Enhancements, Inc. (the "Company" or "FOCUS") is involved in the development and marketing of proprietary PC-to-TV convergence products for Windows(TM) and Mac(TM) OS based personal computers. The Company's products, which are sold globally through original equipment manufacturers (OEM's) and resellers, merge computer generated graphics and television displays for presentations, training, education, video teleconferencing, Internet viewing and home gaming markets. Based on a targeted product plan and its experience in video conversion technology, FOCUS has developed a strategy to play a major role in the PC-to-TV convergence industry.

Over 90% of the components for the Company's products are manufactured on a turnkey basis by two vendors, Pagg Corporation and Asia ITN Corporation. In the event that these vendors were to cease supplying the Company, management believes that alternative turnkey manufacturers for the Company's products could be secured. However, the Company would most likely experience short-term delays in the shipments of its products.

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

         Basis of Presentation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries PC Video Conversion, Inc., Lapis Technologies, Inc., TView, Inc., and FOCUS Enhancements B.V. (a Netherlands corporation). On March 31, 1998, the Company acquired certain assets and assumed certain liabilities of Digital Vision, Inc. in a transaction accounted for under the purchase method of accounting. On July 29, 1998, the Company acquired certain assets and assumed certain liabilities of PC Video Conversion, Inc. in a transaction accounted for under the purchase method of accounting. All intercompany accounts and transactions have been eliminated upon consolidation.

         The results of operations of Digital Vision, Inc. have been included in the accompanying consolidated financial statements since April 1, 1998. The results of operations of PC Video Conversion, Inc. have been included in the accompanying consolidated financial statements since July 29, 1998. The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisitions had occurred at the beginning of the periods presented.


                                                Year ended December 31,
                                             1998                     1997
        Net sales                       $   2,023,000           $  24,098,000
        Loss from operations             (11,753,700)             (1,797,000)
        Net loss                         (12,254,500)             (1,559,300)
        Net loss per common share
                  Basic                 $       (.73)           $       (.12)
                  Diluted               $       (.73)           $       (.12)

         Use of Estimates. The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Actual results may differ from estimated amounts. Significant estimates used in preparing these financial statements related to accounts receivable allowances, stock balancing allowances, inventory valuation, deferred tax asset valuation, the recoverability of goodwill related to acquisitions. It is at least reasonably possible that the estimates will change within the next year.

         Financial Instruments. The carrying amounts reflected in the consolidated balance sheets for cash, receivables and accounts payable approximate the respective fair values due to the short-term maturity of these instruments. Notes payable and log-term debt approximate the respective fair values as these instruments bear interest at terms that would be available through similar transactions with other third parties. The fair value of securities available for sale are based on the quoted market prices.

         Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         Securities Available for Sale. Securities available for sale consist of marketable equity securities carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Declines in the fair value of securities available for sale below their cost that are deemed to be other than temporary are reflected in operations as realized losses.

         Revenue Recognition. Revenue from product sales is recognized when products are shipped. Revenue from sales to distributors may be subject to agreements allowing rights of return and price protection. The Company provides allowances for potential uncollectible amounts, estimated stock balancing and future returns, exchanges and price protection credits.

         Concentration of Credit Risk. As of December 31, 1998, a major distributor represented approximately 14% of the Company's accounts receivable, a major retailer represented approximately 13% of the Company's accounts receivable and a major television manufacturer customer represented approximately 20% of the Company's accounts receivable. As of December 31, 1997, the same major distributor, represented approximately 35% of the Company's accounts receivable, and a major television manufacturer customer represented approximately 12% of the Company's accounts receivable. The Company provides credit to customers in the normal course of business with terms generally ranging between 30 to 90 days. The Company does not usually require collateral for trade receivables, but attempts to limit credit risk through its customer credit evaluation process.

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


    Category                        Depreciation Period
    Equipment                       3 years
    Furniture and fixtures          5 years
    Tooling and dies                1-2 years
    Purchases software              1-3 years
    Leasehold improvements          Lesser or 5 years or the term of the lease

         Goodwill. Goodwill resulting from business combinations is amortized on a straight-line basis over periods ranging from five to seven years. The Company evaluates the net realizable value of goodwill periodically based on a number of factors including operating results, business plans, budgets and economic projections. The Company's evaluation also considers non-financial data such as market trends, customer relationships, product development cycles and changes in management's market emphasis.

         Advertising and Sales Promotion Costs. Advertising and sales promotion costs are expensed as incurred. Advertising expense was approximately $3,309,000 and $1,715,000 for the years ended December 31, 1998 and 1997, respectively.

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

         Foreign Currency Translation. The functional currency of the Company's foreign subsidiary, FOCUS Enhancements, B.V., is its local currency, the Gilder. Financial statements are translated into U.S. dollars using the exchange rates at each balance sheet date for assets and liabilities and using a weighted average exchange rate for each period for revenue, expenses, gains and losses. Foreign exchange gains or losses, which are not material, are recognized in income for the years presented.

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

         Net Income (Loss) Per Share. In February 1997, FASB issued SFAS No. 128, "Earnings per Share" which requires earnings per share to be calculated on a basic and dilutive basis. Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants, and are determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment to income as a result of the conversion. For the years ended December 31, 1998 and 1997, options and warrants applicable to 4,604,645 shares and 6,681,903 shares, respectively were anti-dilutive and excluded from the diluted earnings per share computation.

         Recent Accounting Pronouncements. In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain FASB statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and foreign currency items, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. SFAS No. 130 requires that all items of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Additionally, SFAS No. 130 requires that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. The Company adopted these disclosure requirements beginning in the first quarter of 1998. There was no accumulated comprehensive income at December 31, 1998 and 1997.

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

The FASB has issued a proposed interpretive release, Stock compensation - Interpretation of Opinion 25 (Interpretation). The Interpretation will provide accounting guidance on several issues that are not specifically addressed in Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to
Employees. Two of the issues discussed in the Interpretation could result in significant accounting changes for many companies, the accounting for repricing of employee stock options, and the definition of an "employee" for purposes of applying APB No. 25.

The effective date of the proposed Interpretation would be the issuance date of the final Interpretation (expected to be in September, 1999). If adopted, the Interpretation would be applied prospectively, but would cover events that occur after December 15, 1998. There would be no effect on financial statements for the period prior to the effective date of the final interpretation.

2.       Fourth Quarter

         In the fourth quarter of 1998, the Company sustained a net loss of $14,235,000. This loss was due to significant sales returns and certain year-end adjustments made in the fourth quarter. A summary of the effect of sales returns and the significant year-end adjustments follows:

          Description                   Amount
          Sales Returns                 $3,455,000
          Impairment loss goodwill       3,054,000
          Inventory obsolescence         1,799,000
          Write-off of fixed assets        766,000
          Price protection accruals        645,000
          Write down of investment         346,000
          Marketing costs                1,480,000

3.       Inventories

         Inventories at December 31, consist of the following:

                                  1998               1997
                                  ----               ----

Raw materials                  $  230,364         $  685,160
Finished goods                  5,718,260          3,304,444
                                ---------          ---------
               Totals         $ 5,948,624        $ 3,989,604
                                =========          =========

4.       Property and Equipment

         Property and equipment consist of the following at:


                                                        December 31,
                                                 -------------------------
                                                 1998                 1997
                                                 ----                 ----
Equipment                                     $ 878,471          $ 1,478,696
Furniture and fixtures                          134,599              442,749
Leasehold and improvements                      492,406              179,573
Tooling and dies                                477,761              548,639
Purchased software                               29,100               70,632
                                            -----------          -----------
                                              1,667,098            2,720,289
Less accumulated depreciation and
   amortization                                 394,621            1,651,371
                                            -----------          -----------

Net book value                              $ 1,272,477           $1,068,918
                                            ===========           ==========

         Depreciation and amortization expense related to property and equipment for the years ended December 31, 1998 and 1997 totaled $ 1,135,259 and $208,633, respectively.

5. Other Assets

Notes Receivable.

On January 5, 1996, an officer of the Company borrowed $40,000 under a promissory note bearing interest at 8.5% per annum. This amount is in addition to an existing $30,000 promissory note to the same officer. In November 1998, the same officer of the Company borrowed an additional $70,000 under a promissory note bearing interest at 8.5% per annum.

Restricted Assets

As part of the Company's acquisition of TView, Inc. in September 1996, the Company assumed a $125,000 irrevocable stand-by letter of credit with a bank to secure office space in Beaverton, Oregon. During 1997, the Company placed $125,000 in an interest bearing account at the Company's bank to secure the letter of credit. This amount has been recorded as an other asset as of December 31, 1998 and 1997.

6. Notes Payable / Security Arrangements

Line of Credit, Bank.

As of December 31, 1998, the Company maintained a revolving line of credit with a bank. Borrowings under the line are payable upon demand and are collateralized by all of the assets of the Company, except as noted below. Borrowings, aggregating $620,000 and $720,000 at December 31, 1998 and 1997, respectively, bear interest at the bank's prime rate plus 1% (8.75% at December 31, 1998). Under the terms of the line of credit agreement, the Company was required to comply with certain restrictive covenants and was in violation of certain of these covenants at December 31, 1998. On March 31, 1999, the Company repaid all monies owed on this line of credit with its commercial bank totaling approximately $637,000 from proceeds received under a $2,000,000 accounts receivable financing agreement with the same commercial bank. The agreement allows for advances on accounts receivable not to exceed 80% of qualified invoices. Interest is charged on the outstanding balance at a rate of the prime lending rate plus 4.5%. Under the terms of this agreement the bank has been issued warrants to purchase 100,000 shares of the Company's common stock at a price of $1.70 per share. At March 31, 1999, the Company had borrowings under this agreement of approximately $969,500.

Term Line of Credit.

On July 10, 1998, the Company paid off in full $1,500,000 to an unrelated party under a term line of credit.

Term Loan, Bank

On March 31, 1998, the Company assumed a $329,953 bank loan resulting from the purchase of certain assets and the assumption of certain liabilities of Digital Vision, Inc. The borrowings bear interest at the prime rate plus 2% (9.75% at December 31, 1998). The outstanding balance is payable thereafter in monthly installments, with interest, until the loan expiration date of June 30, 1999. At December 31, 1998, the outstanding amount owed on this loan was $82,057.

Long-Term Debt

On July 29, 1998, the Company issued a $1,000,000 note payable to a related party in conjunction with the acquisition on PC Video providing payment of principal and interest at 3.5 % over a period of 36 months. The Company computed a discount of $89,915 on this note based on its incremental borrowing rate. Maturation of long-term debt at December 31, 1998 are as follows:


1999                         $ 283,180
2000                           312,556
2001                           226,041
                             ---------
Total                        $ 821,777

Vendor  Security  Agreement

In June 1996, the Company entered into a security agreement with its principal contract manufacturer and inventory supplier regarding certain amounts owed by the Company to the supplier. At December 31, 1998 and 1997, the outstanding amounts owed the supplier were approximately $2,375,000 and $2,533,000 respectively. The amounts owed the supplier are secured by a tertiary position security interest in certain of the Company's assets and amounts past due bear interest at 10.25%. Interest expense on this arrangement amounted to approximately $3,900 for the year ended December 31, 1996. There was no interest expense for the years ended December 31, 1998 and 1997.

7. Other Income

Sale of Networking Assets.

Effective September 30, 1997, the Company sold its line of computer connectivity products to Advanced Electronic Support Products, Inc. ("AESP") for 189,701 shares of AESP common stock. Included in the sale were customer lists and the rights to use the FOCUS networking brand name to market the product line as well as certain of AESP's complementary products. In connection with this transaction, the Company recorded other income in the amount of $358,288, securities available for sale in the amount of $595,000 (discounted 15% to reflect temporary restrictions on the common stock), and deferred income of $84,212. In addition, the Company sold networking inventory to AESP in the amount of $159,000 at cost. A director of the Company is also a director of AESP. At December 31, 1998, the fair value of the securities available for sale was $248,983. The Company recorded a loss of $346,017 on the securities available for sale in 1998 as the decline in value was considered to be other than temporary.

Accounts Payable.

During the year ended December 31, 1997, the Company recognized a total of $244,176 of other income in connection with the release of selected obligations and the reduction of certain accounts payable.

8. Commitments

Leases.

The Company leases office facilities and certain equipment under operating leases. Under the lease agreements, the Company is obligated to pay for utilities, taxes, insurance and maintenance. Total rent expense for the years ended December 31, 1998 and 1997 was approximately $351,000 and $300,000, respectively

The Company leases certain computer and office equipment under capital leases with five-year terms. The carrying values of assets under capital leases were $496,982 and $236,301 at December 31, 1998 and 1997, respectively, which is net of accumulated amortization of $442,901and $40,421, respectively. The cost and net book value of capitalized leased assets are included in property and equipment.

Minimum lease commitments at December 31, 1998 are as follows:


                                       Capital Leases        Operating Leases
1999                                          $ 165,614          $  491,607
2000                                            162,613             317,285
2001                                            114,595             254,382
2002                                             62,387             212,216
2003                                             40,449             210,660
Thereafter                                           --              51,984
                                              ---------         -----------
Total minimum lease payments                    545,658         $ 1,542,134
                                              =========         ===========

Less amounts representing interest              104,362
                                              ---------
Present value of minimum obligations            441,296
Less current portion                            119,536
                                              ---------
Non-current portion                           $ 321,760
                                              =========

Employment Agreements.

The Company has employment agreements with certain corporate officers. The agreements are generally one to three years in length and provide for minimum salary levels. These agreements include severance payments of approximately one to three times each officer's annual compensation.

Letter of Credit.

In July, 1998, the Company entered into an agreement with a subcontractor. As part of the agreement the Company's bank issued a $250,000 irrevocable stand-by letter of credit to secure payment of the vendor's invoices. The Company placed $250,000 in an interest bearing account at the Company's bank to secure the letter of credit. This amount is recorded in current assets as of December 31, 1998.

Purchase Commitment.

The Company has agreed to purchase a minimum of $2,500,000 of cables and other products from Advanced Electronic Support Products, Inc. ("AESP") during the three-year period ending September 29, 2000, with a one-year automatic renewal. In return, the Company has received certain pricing commitments over the term of the master purchase agreement. For the period October 1, 1997 through March 31, 1999, the Company purchased approximately $685,000 of products from AESP. In the event that the Company does not purchase at least $2,500,000 of cables and other products during the initial two-year term of the master purchase agreement, the Company must pay AESP an amount equal to 20% of the difference between $2,500,000 and the aggregate amount of purchases.

9. Stockholders' Equity

Common Stock.

On March 3, 1998, the Company received approximately $3,000,000 in gross proceeds from the sale of 1,092,150 shares of Common Stock and warrants to purchase 327,645 shares of common stock in a private placement to an unaffiliated accredited investor. The shares issued in connection with this transaction and issuable upon exercise of the warrants were registered under the Securities Act of 1933 on April 22, 1998. Fees and expenses associated with this offering amounted to approximately $172,600 yielding net proceeds of $2,827,400. In connection with this transaction, the Board of Directors authorized the grant of warrants to the placement agent to purchase 21,429 shares of the Company's common stock at a price of $4.2118 per share exercisable for a period of five years. During December 1998, the investor exercised its warrants to acquire 327,645 shares for approximately $399,000.

The Company received gross proceeds of $6,146,888 as a result of the conversion of 910,650 of the Company's Redeemable Common Stock Purchase Warrants (the "Warrants") issued in connection with the Company's initial public offering in May 1993. The Company issued 1,649,202 shares of common stock as a result of the conversion. In accordance with the anti-dilution provisions of the Warrants, the holder was entitled to receive 1.811 shares of common stock for each Warrant exercised. The Warrants were exercisable at a price of $6.75 per Warrant until expiration on May 27, 1998.

During the year ended December 31, 1998, the Company issued at various times, 453,111 shares of common stock resulting from other exercises of options and warrants, receiving cash and notes receivable of approximately $774,000. On June 1, 1998, the Company recorded a note receivable in the amount of $316,418 in connection with the exercise of stock options to purchase 171,000 shares of common stock by a former director. The note is due on demand and bears interest at 8% due quarterly. At December 31, 1998, the note receivable has been recorded in stockholders' equity.

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

On September 10, 1997, the Company sold 1,000,000 shares of common stock for $3,810,000 in gross proceeds in a private placement to Smith Barney Fundamental Value Fund, Inc. Because the last sale price of the Company's common stock was less than $3.00 per share for 20 consecutive trading days during the 12 month period following the closing, the Company issued seven year warrants to purchase 333,000 shares of common stock at $3.00 per share to the investor. The shares issued and issuable as part of this transaction were registered on a Form S-3 with the Securities and Exchange Commission. Fees and expenses associated with this offering amounted to approximately $240,000, yielding net proceeds of
$3,570,000. In connection with this transaction, the Board of Directors authorized the grant of warrants to the placement agent to purchase 100,000 shares of the Company's common stock at $6.00 per share exercisable for a period of five years.

During the year ended December 31, 1997, the Company issued at various times, 121,596 shares of common stock resulting from the exercise of public and private warrants, receiving proceeds of approximately $209,700. Additionally, during the year ended December 31, 1997, stock options to purchase 193,564 shares of common stock were exercised for proceeds of approximately $294,700.

Common Stock Purchase Warrants.

Common stock warrant activity is summarized as follows:


                                                    1998                                     1997
                                        -----------------------------             ------------------------------
                                           Shares        Grant Price               Shares           Grant Price
                                                            Range                                      Range
                                        -----------     -------------             ---------        -------------
Warrants outstanding at                   3,715,507     $0.90 - $9.11             3,218,060        $0.90 - $9.11
beginning of year

Anti-dilution adjustment                     61,237                                 298,910
Warrants granted                            682,074       $2.75-$4.21               323,333        $1.69 - $6.00
Warrants exercised                      (2,035,180)       $1.22-$3.73             (121,596)        $1.69 - $1.69
Warrants canceled                       (1,405,309)       $3.25-$3.81               (3,200)        $1.29 - $2.35
                                        -----------     -------------             ---------        -------------
Warrants Outstanding at                   1,018,329     $0.90 - $9.11             3,715,507        $0.90 - $9.11
end of year                             ===========     =============             =========        =============

Warrants exercisable at                   1,018,329     $0.90 - $9.11             3,657,174        $0.90 - $9.11
end of year                             ===========     =============             =========        =============
Weighted average fair                                      $1.25                                        $1.87
value of warrants granted
during the year

1992 Stock Option Plan.

The Company's 1992 Stock Option Plan (the "Plaf"), provides for the granting of incentive and non-qualified options to purchase up to approximately 1,800,000 shares of common stock. Incentive stock options may be granted to employees of the Company. Non-qualified options may be granted to employees, directors or consultants of the Company. Incentive stock options may not be granted at a price less than 100% (110% in certain cases) of the fair-market value of common stock at date of grant. Non-qualified options may not be granted at a price less than 85% of fair-market value of common stock at date of grant. As of December 31, 1998, all options granted under the plan were issued at market value at the date of grant. Options generally vest annually over a three-year period and are exercisable over a five-year period from date of grant. The term of each option under the Plan is for a period not exceeding ten years from date of grant. During 1998 and 1997, the Board of Directors authorized reductions in the exercise price of certain options granted under the plan to prices reflecting the fair market value on the re-pricing date. As of December 31, 1998, options under the 1992 Plan to purchase 1,494,316 shares of the Company's common stock were outstanding with exercise prices of $1.22 to $1.34 per share.

1993 Director Stock Option Plan.

The 1993 Director Plan offers non-qualified stock options to members of the Board of Directors who are neither employees nor officers of the Company. The 1993 Director Plan authorized the grant of options to purchase up to an aggregate of 125,000 shares of common stock. As of December 31, 1998, there were no options outstanding under this plan.

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

1995 Key Officer Non Qualified Stock Options.

In April 1995, the Board of Directors authorized and ratified on June 26, 1995, the issuance to two officers warrants to purchase an aggregate of 500,000 shares of Series A Preferred Stock at $1.10 per share. In accordance with their terms, the Series A warrants were automatically exchanged for non-qualified options to purchase an equivalent number of shares of common stock at $1.10 per share in August 1995. The options are 100% vested and expire in April 2002. As of December 31, 1998, options to purchase 500,000 shares of the Company's common stock were outstanding with an exercise price of $1.10 per share.

1997 Director Stock Option Plan.

In March 1997, the Board of Directors adopted the 1997 Director Stock Option Plan (the "1997 Director Plan"), subject to stockholder approval which was received on July 25, 1997. The 1997 Director Plan authorized the grant of options to purchase up to an aggregate of 800,000 shares of common stock. Each non-employee director who was in office on March 19, 1997 received an automatic grant of an option to purchase shares of common stock ranging between 100,000 and 200,000 shares based on time of service. The exercise price per share of options granted under the 1997 Director Plan is 100% of the market value of the common stock of the Company on the date of grant. Options granted under the 1997 Director Plan are exercisable over a five-year period with vesting determined at varying amounts over a three year period. As of December 31, 1998, options under the 1997 Director Plan to purchase 450,000 shares of the Company's common stock were outstanding with an exercise price between $ 1.22 and $1.88 per share.

1997 Key Officer Non Qualified Stock Options.

In March 1997, the Board of Directors authorized the grant of non-qualified stock options to certain key officers of the Company (the "1997 Key Officer Agreements"). The 1997 Key Officer Agreements related to the grant of options to purchase up to an aggregate of 920,000 shares of common stock. The exercise price per share of options granted under the 1997 Key Officer Agreements equaled 100% of the market value of the common stock of the Company on the date of grant. Options granted under the 1997 Key Officer Agreements are exercisable in installments over a three-year period. As of December 31, 1998, options under the 1997 Key Officer Agreements to purchase 750,000 shares of the Company's common stock were outstanding with exercise prices of $1.22 per share.

1998 Director Stock Option Plan.

On September 1, 1998, the Board of Directors adopted the 1998 Non-qualified Stock Option Plan (the "1998 NQSO Plan"). The 1998 NQSO Plan authorized the grant of options to purchase up to an aggregate of 1,250,000 shares of common stock. Each non-employee director who was in office on September 1, 1998 received an automatic grant of an option to purchase 75,000 shares of common stock. Employee officers and directors received a grant of an option to purchase shares of common stock ranging from 10,000 to 200,000 shares based upon time in service. The exercise price per share of options granted under the 1998 NQSO Plan is 100% of the market value of the common stock of the Company on the date of grant. Options granted under the 1998 NQSO Plan are exercisable over a five-year period with vesting determined at varying amounts over a three year period. As of December 31, 1998, options under the 1998 NQSO Plan to purchase 750,000 shares of the Company's common stock were outstanding with an exercise price of $1.22.

A summary of the status of the Company's outstanding stock options as of December 31, 1998 and 1997, and the changes during the years then ended, is presented below:

                                                      1998                                     1997
                                           --------------------------------           -------------------------------
                                                           Weighted Average                          Weighted Average
                                                Shares       Exercise Price              Shares        Exercise Price
                                           -----------     ----------------           ---------      ----------------
Options outstanding                          2,966,396                $1.81           1,763,604                 $2.57
At beginning of year
Options Granted                              3,873,680                 1.42           1,923,750                  1.88


Options Exercised                            (394,778)                 1.90           (193,564)                  1.52
Options Canceled                           (2,528,982)               $ 1.96           (527,394)                  3.17
                                           -----------               ======           ---------                 -----

Options outstanding                          3,919,316               $ 1.22           2,966,396                 $1.81
                                           ===========               ======           =========                 =====
At end of year

Options exercisable                          1,289,536               $ 1.20             954,830                 $1.54
                                           ===========               ======           =========                 =====
At end of year

Weighted   average   fair  value  of                                  $ .92                                     $1.12
options granted during the year



Information pertaining to options outstanding at December 31, 1998 is as follows:

---------------------------- -------------------------------------------------------- -----------------------------------------
                                               Options Outstanding                              Options Exercisable
---------------------------- ------------------ ------------------ ------------------ -------------------- --------------------
                                                         Weighted           Weighted                                  Weighted
                                                          Average            Average                                   Average
Range of                           Outstanding          Remaining           Exercise          Exercisable             Exercise
Exercise Prices                       12/31/98               Life              Price             12/31/98                Price
---------------------------- ------------------ ------------------ ------------------ -------------------- --------------------
$0.24 - 0.91                                 -                  -                  -                    -                    -
---------------------------- ------------------ ------------------ ------------------ -------------------- --------------------
$0.91 - 1.82                         3,869,316           4.14 yrs              $1.22            1,239,536                $1.22
---------------------------- ------------------ ------------------ ------------------ -------------------- --------------------
$1.83 - 2.73                            50,000           4.00 yrs               1.22               50,000                 1.88
---------------------------- ------------------ ------------------ ------------------ -------------------- --------------------
$2.74 - 3.64                                 -                  -                  -                    -                    -
---------------------------- ------------------ ------------------ ------------------ -------------------- --------------------
$3.65 - 4.56                                 -                  -                  -                    -                    -
---------------------------- ------------------ ------------------ ------------------ -------------------- --------------------
$4.57 - 5.47                                 -                  -                  -                    -                    -
---------------------------- ------------------ ------------------ ------------------ -------------------- --------------------

---------------------------- ------------------ ------------------ ------------------ -------------------- --------------------
Outstanding at                       3,919,316           4.12 yrs               1.22            1,289,536                 1.20
December 31, 1998
---------------------------- ------------------ ------------------ ------------------ -------------------- --------------------



Stock-based Compensation.

At December 31, 1998, the Company has four plans and non-plan stock options that are described above. The Company applies APB Opinion No. 25 and related interpretations in accounting for the plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans and non-plan stock options outstanding been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

--------------------------------- ------------------------------ --------------------------------------------------------------
                                                                                   Years ended December 31,
--------------------------------- ------------------------------ ------------------------------- ------------------------------
                                                                              1998                           1997
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Net Loss                          As reported                                     ($12,787,324)                   ($1,986,079)
--------------------------------- ------------------------------ ------------------------------- ------------------------------
                                  Pro forma                                       ($14,483,121)                   ($2,840,079)
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Basic loss per share              As reported                                     ($       .78)                   ($      .16)
--------------------------------- ------------------------------ ------------------------------- ------------------------------
                                  Pro forma                                       ($       .89)                   ($      .22)
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Diluted Loss per share            As reported                                     ($       .78)                   ($      .16)
--------------------------------- ------------------------------ ------------------------------- ------------------------------
                                  Pro forma                                       ($       .89)                   ($      .22)
--------------------------------- ------------------------------ ------------------------------- ------------------------------

Common stock equivalents have been excluded from all calculations of loss per share and pro forma loss per share in 1998 and 1997 because the effect of including them would be anti-dilutive.

The fair value of each grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively; dividend yield of
0.0 percent; expected volatility of 75% and 66%, risk-free interest rates of 6.0% and 5.0% and expected lives of 5.0 and 5.0 years.

10. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. Allocation of the provision for income taxes between federal and state income taxes is as follows:


                                                        Years Ended December 31,
Current:                                                   1998           1997
                                                           ----           ----
           Federal income taxes                          $     --       $    --
           State income taxes                              24,641         5,097
                                                         --------       -------
                                                           24,641         5,097
           Deferred federal and state income taxes             --            --
                                                         --------       -------
                                                         $ 24,641       $ 5,097
                                                         ========       =======


The differences between the provision for income taxes from the benefit computed by applying the statutory Federal income tax rate are as follows:


                                                        Years Ended December 31,
                                                            1998          1997
                                                            ----          ----
Benefit computed at statutory rate (34%)                ($4,348,000)  ($673,500)
State income tax benefit, net of federal tax               (792,800)   (124,000)
Increase in valuation allowance on deferred tax asset      4,938,441     536,000
Other, net                                                   227,000     266,597
                                                           ---------     -------
                                                           $  24,641     $ 5,097



The net deferred tax asset consists of the following:


                                                    Years Ended December 31,
                                                   1998                 1997
                                                   ----                 ----
Deferred tax asset                              $14,974,441         $10,036,000
Deferred tax liability                                   --                  --
Valuation allowance on deferred tax asset      (14,974,441)        (10,036,000)
                                               ------------        ------------
Net deferred tax asset                         $          -         $         -
                                               ============        ============



The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:


                                                                 Years Ended December 31,
                                                               1998                   1997
                                                               ----                   ----
Net operating loss carry-forward                          $                     $   6,872,000


Income tax credit carry-forward                                                       173,000
Tax basis in excess of book basis of fixed assets                                     137,000
                                                          -------------         -------------
Book inventory cost less than tax basis                                               157,000
                                                          -------------         -------------
Reserve for bad debts not deductible for income taxes                                 328,000
                                                          -------------         -------------
Tax basis in excess of book basis of other assets                                     465,000
                                                          -------------         -------------
Tax basis in subsidiaries in excess of book value                                   1,904,000
                                                          -------------         -------------
                                                             14,974,441            10,036,000
                                                          -------------         -------------
Valuation allowance on deferred tax asset                  (14,974,441)          (10,036,000)
                                                          =============         -------------
Net deferred tax asset                                    $    --               $    --
                                                          =============         =============



A summary of the change in the valuation allowance on deferred tax assets is as follows:


                                                                        Years Ended December 31,
                                                                       1998                   1997
                                                                       ----                   ----
Balance at beginning of year                                        $10,036,000           $ 9,500,000
Increase in allowance due to loss carry-forwards of                          --                    --
   PC Video at date of acquisition

Addition to the allowance for the benefit of net                      4,938,441               536,000
   operating loss carry-forwards not recognized                     -----------           -----------

Balance at end of year                                              $14,974,441           $10,036,000
                                                                    ===========           ===========



At December 31, 1997, the Company has the following carry-forwards available for income tax purposes:


------------------------------------------- ----------------------------------
Federal net operating loss carry-forwards
expiring in various amounts through 2012
------------------------------------------- ----------------------------------


------------------------------------------- ----------------------------------
State net operating loss carry-forwards
expiring in various amounts through 2002
------------------------------------------- ----------------------------------
Credit for research activities
------------------------------------------- ----------------------------------



Due to the uncertainty surrounding the realization of these favorable tax attributes, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets. The net operating loss carry-forwards may be subject to annual limitations based on ownership changes in the Company's common stock as provided in Section 382 of the Internal Revenue Code.

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

In the fourth quarter of 1998, as a result of its evaluation of the impairment of intangible assets related to this acquisition, the Company wrote-off the balance of the goodwill in the amount of approximately $543,000. The evaluation considered the Company's acquisition, the declining Macintosh marketplace, shifting of the market to PC-based products and technological advances and projected future sales of Lapis products. At December 31, 1997, the balance of the goodwill was $657,140 net of accumulated amortization and write-offs of $2,341,607.

TView, Inc. Effective September 30, 1996, FOCUS acquired all of the capital stock of TView, Inc. ("TView"), The business combination has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired based on their estimated fair value. This accounting treatment resulted in approximately $716,000 of goodwill that will be amortized over its estimated benefit period of seven years. At December 31, 1998 and 1997, the balance of the goodwill was $488,355 and $592,610, net of accumulated amortization of $227,669 and $123,414, respectively.

On March 31, 1998, the Company issued approximately 350,000 shares of common stock valued at approximately $1,115,600 in conjunction with the acquisition of certain assets of Digital Vision, Inc. ("Digital Vision"). Shares issued as part of this transaction have been registered under the Securities Act of 1933. In addition, the Company agreed to pay approximately $47,000 in cash for the net assets with a preliminary estimated fair value of approximately ($160,000), consisting of accounts receivable ($164,400), inventory ($60,600) offset by the assumption of notes payable ($330,000) and accounts payable ($55,000). At March 31, 1998, the Company recorded goodwill of approximately $1,322,000 as a result of this acquisition.

In the fourth quarter of 1998, as a result of its evaluation of the impairment of intangible assets related to this acquisition, the Company wrote-off a portion of the goodwill in the amount of approximately $1,070,000. Upon evaluation of the product line, the Company deemed that only two products warranted inclusion in its family of products. However, this In-Video product line was not widely accepted by the Company's customer base due to significant competition in its category, limited product features in comparison with the competition, and its cost structure required pricing higher then many of the competing products. In addition, no proprietary technology was acquired with this acquisition, and the products were distributed as an OEM offering to the Company. As a result of a discounted cash flow analysis in December 1998, the Company determined goodwill recorded on the acquisition of Digital Vision should be written down to approximately $127,000. The operations of Digital Vision have been included in the financial statements of the Company since April 1, 1998.


On July 29, 1998, the Company acquired certain assets and assumed certain liabilities of PC Video Conversion, Inc. ("PC Video"). At the closing, the Company paid PC Video $700,000 in cash and delivered a promissory note in the principal amount of $1,000,000 providing payment of principal and interest at 3.5% over a period of 36 months. The Company computed a discount of $89,915 on the note based on its incremental borrowing rate. In addition, the Company issued 122,796 shares of common stock as a result of the acquisition, which were valued at $350,000 and the Company has agreed to register under the Securities Act of 1933, as amended, by no later than November 30, 1998. The Company also assumed approximately $79,650 of liabilities in connection with this acquisition. The acquisition was accounted for as a purchase and resulted in goodwill of approximately $1,657,000.

In the December 1998, as a result of its evaluation of the impairment of intangible assets related to this acquisition, the Company wrote-off a portion of the goodwill in the amount of approximately $1,441,000. The evaluation considered the acquisition, a limited distribution network, limited product features in comparison with the competition, and the lack of proprietary technology. However, based on an evaluation of the technical engineering resources and product vision, management of the Company restructured the PC Video business into a professional products research & development center and consolidated its remaining operating activities into its corporate office. This restructuring resulted in approximately $70,000 in one-time charges in 1998.

12. Segment Information

The Company operates in one business segment: the development, manufacturing, marketing and sale of computer enhancement devices for personal computers and televisions. Sales to a major television manufacturer in 1998 totaled approximately $2,646,000 or 14% of the Company's revenues as compared to approximately $2,345,000, or 11% of revenues for 1997. Sales to a major distributor in 1998 represented approximately $5,686,000, or 31% of the Company's revenues as compared to approximately $3,319,000 or 16% of revenues for 1997. During 1998, the Company discontinued sales to a major manufacturer of personal computers as compared to approximately $5.6 million, or 27% of net sales for the year ended December 31, 1997.

Sales outside North America for the year ended December 31, 1998 were approximately $951,000, principally to Europe ($604,000) and Asia ($347,000). Sales outside North America for the year ended December 31, 1997 were approximately $2,969,000, principally to Europe ($1,667,000), Asia ($1,267,000) and Latin America ($35,000).

13. Employee Benefit Plan

Effective July 1, 1998, the Company has implemented a Section 401(k) Profit Sharing Plan (the "401(k) Plan") for all eligible employees. The Company may make discretionary contributions to the 401(k) Plan. Employees are permitted to make elective deferrals of up to 15% of employee compensation and employee contributions to the 401(k) Plan are fully vested at all times. Company contributions become vested over a period of five years. The Company has made no contributions to the 401(k) Plan as of December 31, 1998.

13. Subsequent Events

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required hereunder is incorporated by reference from the Company's Proxy Statement to be filed within 120 days of December 31, 1998 in connection with the Company's 1999 Annual Meeting of Stockholders.

Item 10. EXECUTIVE COMPENSATION

The information required hereunder is incorporated by reference from the Company's Proxy Statement to be filed within 120 days of December 31, 1998 in connection with the Company's 1999 Annual Meeting of Stockholders.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required hereunder is incorporated by reference from the Company's Proxy Statement to be filed within 120 days of December 31, 1998 in connection with the Company's 1999 Annual Meeting of Stockholders.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required hereunder is incorporated by reference from the Company's Proxy Statement to be filed within 120 days of December 31, 1998 in connection with the Company's 1999 Annual Meeting of Stockholders.

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

4.1 Specimen certificate for Common Stock of the Company (1)

4.2 Specimen certificate for Redeemable Common Stock Purchase Warrant (1)

4.3 Form of Warrant Agreement between the Company, Mellon Securities Trust Company and Thomas James Associates, Inc. (1)

4.4 Form of Warrant issued to Thomas James Associates, Inc. (1)

10.1 Amended and Restated Employment Contract between the Company and a Corporate Officer, effective January 1, 1992 (1)

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

10.4 Form of Non-Qualified Stock Option Agreement, as amended, under the 1992 Stock Option Plan, as amended (1)

10.5 1993 Non-Employee Director Stock Option Plan (4)

10.6 Form of Non-Qualified Stock Option Agreement under the 1993 Non-Employee Director Stock Option Plan (4)

10.7 Credit Agreement between the Company, Lapis and Silicon Valley Bank dated January 20, 1994 (4)

10.8 Promissory Note in the principal amount of $2,000,000, dated as of January 20, 1994, made by the Company and Lapis to the order of Silicon Valley Bank (4)

10.9 Security Agreement, dated as of January 20, 1994, by the Company in favor of Silicon Valley Bank (4)

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

10.11 Pledge Agreement, dated as of January 20, 1994, by the Company in favor of Silicon Valley Bank (4)

10.12 Purchase and Sale Agreement, dated as of May 25, 1994, between the Company and Inline Software, Inc. (5)

10.13 Master Purchase Agreement, dated as of August 12, 1994, between the Company and Apple Computer, Inc. (5)

10.14 Forbearance Letter, dated as of October 6, 1994, to the Company from Silicon Valley Bank (5)

10.15 Note and Warrant Subscription Agreement, dated as of October 18, 1994, between the Company and a Private Lender (5)

10.16 Security Agreement, dated as of October 18, 1994, between the Company and a Private Lender (5)

10.17 Term Line of Credit Note, dated October 18, 1994, by the Company in favor of a Private Lender (5)

10.18 Warrant W-K issued to a Private Lender, dated as of October 18, 1995 (5)

10.19 Intercreditor and Subordination Agreement, dated as of October 18, 1994, by and between the Company, a Private Lender and Silicon Valley Bank (5)

10.20 Debt Extension Agreement, dated as of February 22, 1995, by and between the Company and a Private Lender (5)

10.21 1995 Non-Employee Director Stock Plan (7)

10.22 Form of Non-Qualified Stock Option Agreement under the 1995 Non-Employee Director Stock Plan (6)

10.23 Form of Settlement Agreement between the Company and Lapis Technologies, Inc. Shareholders (7)

10.24 Manufacturing Agreement between the Company and a manufacturer (7)

10.25 Loan Document Modification Agreement dated as of April 5, 1996 by and between the Company, Lapis Technologies, Inc. and Silicon Valley Bank (8)

10.26 Amended and Restated Promissory Note dated as of April 5, 1996 in favor of Silicon Valley Bank (8)

10.27 Amendment No. 2 to the Note and Warrant Subscription Agreement dated as of June 28, 1996 between the Company and a Private Lender (8)

10.28 Amended and Restated Term Line of Credit Note dated as of June 28, 1996 in favor of a Private Lender (8)

10.29 Security Agreement dated as of June 28, 1996 between the Company and a Private Lender (8)

10.30 Warrant W96/6, dated June 28, 1996, issued to a Private Lender (8)

10.31 Agreement dated as of June 28, 1996 between the Company and a manufacturer
(8)

10.32 Security Agreement dated as of June 28, 1996 between the Company and a manufacturer (8)

10.33  Amendment to Master  Purchase  Agreement  between the Company and TV OEM.
(10)

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

10.39 Form of Subscription Agreement between the Company and various investors in the March 97 Offering (11)

10.40 Form of Warrant  issued to the  placement  agent in the March 97  Offering
(11)

10.41 1997 Director Stock Option Plan (12)

10.42 Form of Director Stock Option Agreement (12)

10.43 Key Officer  Non-Qualified  Stock Option Agreement for a Corporate Officer
(12)

10.44 Key Officer  Non-Qualified  Stock Option Agreement for a Corporate Officer
(12)

10.45 Key Officer  Non-Qualified  Stock Option Agreement for a Corporate Officer
(12)

10.46 Subscription Agreement between the Company and Smith Barney Fundamental Value Fund, Inc. dated September 8, 1997 (13)

10.47 Form of Warrant dated September 10, 1997 issued to designees of the placement agent (13)

11 Statement re Computation of Earnings [Loss] Per Share

21 Subsidiaries of the Company

23 Consent of Wolf & Company P.C., Independent Accountants

27 Financial Data Schedule for year ended December 31, 1998

-------------

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

FOCUS ENHANCEMENTS, INC.



By: /s/ Thomas L. Massie
A Corporate Officer
President, Chief Executive Officer
and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature Title Date --------- ----- ----



/s/ Thomas L. Massie
President, CEA & Chairman of the Board
April 15, 1999
A Corporate Officer



/s/ Gary M. Cebula

Vice President of Finance & Administration
(Principal Accounting Officer)
April 15, 1999
Gary M. Cebula

________________________
Director
April 15, 1999
John C. Cavalier

/s/ William B. Coldrick
Director
April 15, 1999
William B. Coldrick

/s/ Timothy E. Mahoney
Director
April 15, 1999
Timothy E. Mahoney

________________________
Director
April 15, 1999
Robert C. Eimers