Form 10KSB/A
period 1998-12-31
FOCUS ENHANCEMENTS INC
filed 1999-04-30
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10KSB/A


|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
            OF 1934

                  For the fiscal year ended December 31, 1998, or

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from         to               .


                          Commission File Number 111860

                            FOCUS Enhancements, Inc.
                 (Name of Small Business Issuer in its Charter)

                  Delaware                               043186320
         (State or Other Jurisdiction of              (I.R.S. Employer
         Incorporation or Organization)               Identification No.)



                               600 Research Drive
                         Wilmington, Massachusetts 01887
                    (Address of Principal Executive Offices)

                                  (978) 9885888
                (Issuer's Telephone Number, Including Area Code)


             Securities registered pursuant to Section 12(b) of Act:

                                               NAME OF EXCHANGE
 TITLE OF EACH CLASS                           ON WHICH REGISTERED

Common Stock, $.01 par value                   NASDAQ

        Securities registered pursuant to Section 12(g) of the Act: None

                             ---------------------

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB X

Issuer's revenues for the fiscal year ended December 31, 1998 were $18,440,226. The aggregate market value of voting Common Stock held by non-affiliates of the Registrant was approximately $21,429,809 based on the closing bid price of the Registrant's Common Stock on November 24, 1998 as reported by NASDAQ ($1.281 per share).

As of March 31, 1999, there were 18,005,090 shares of Common Stock outstanding.

Document Incorporated by Reference:
None

                               TABLE OF CONTENTS



PART I                                                                     Page

Item 1.   Business                                                          3

Item 2.   Properties                                                        14

Item 3.   Legal Proceedings                                                 15

Item 4.   Submission of Matters to a Vote of Security Holders               15



PART II

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters                                       16

Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         16

Item 7.   Financial Statements                                              25

Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          26



PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons,
          Compliance with Section 16(a) of the Exchange Act                 27

Item 10.  Executive Compensation                                            31

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management                                                    36

Item 12.  Certain Relationships and Related Transactions                    38

Item 13.  Exhibits and Reports on Form 8K                                   38

                                     PART I

ITEM 1.  BUSINESS

Business of the Company

FOCUS Enhancements, Inc. (the "Company" or "FOCUS") internally develops, markets and sells worldwide a line of proprietary video conversion products for PC's and Macintoshes(R). Based on a 1997 independent survey by Frost & Sullivan, the Company is an industry leader in the development and marketing of PC-to-TV video conversion products that make personal computers "TVready" and televisions "PC-ready."

The Company's proprietary PC-to-TV video conversion products include video output devices marketed and sold under the Company's registered trademark "TView." All of the Company's PC-to-TV conversion products enable users to transmit at lowcost, highquality, computer-generated images from any DOS, Windows or Mac OS based personal computer to any television of any size with a standard RCA or -Video interface. FOCUS' PC-to-TV technology provides sharp, flickerfree, computergenerated images on televisions for multimedia/business presentations, classroom/training sessions, game playing, collective viewing of computer applications, and Internet browsing.

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

The Company's principal executive offices are located at 600 Research Drive, Wilmington, Massachusetts 01887. Its research and development center is located at 9275 SW Nimbus Drive, Beaverton, Oregon 97008. The Company's European sales and marketing office, FOCUS Enhancements B.V., is located at Schipholweg 118, 2316 XD Leiden, The Netherlands. The Company's professional A/V conversion team is located at 16120 Caputo Drive, Suite A, Morgan Hill, CA 95037. The Company's general telephone number is (978) 9885888 and its Worldwide Web address is http://www.focusinfo.com.

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

Product Strategy

The Company is committed to developing stateoftheart products for the rapidly converging computing and entertainment industries. Management believes that the PC-to-TV video conversion marketplace shows potentially strong growth opportunities in the coming decade. Management believes that FOCUS is well positioned, as the market expands in the next three to five years, to develop products that will win both market acceptance and technological acclaim.

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

The Company also utilizes a sophisticated 24-hour fax-on-demand system. Each product specification fax requested by the customer is crossmarketed for synergistic products.

o CrossMarketing. The Company ships over 10,000 products per month, and a FOCUS PC-to-TV product guide is provided in all shipped packages. This strategy is designed to increase customer awareness of other FOCUS products, and aids the Company's brand-recognition marketing goals.

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

The Company's primary focus within the video/graphics category is in the conversion of standard PC video output (VGA) into television video input (NTSC or PAL). FOCUS' broad line of PC-toTV products easily allows the user to display Windows or Mac OS video output directly to a standard television or to videotape. These products are currently available as either a boardlevel product or an external set-top device. FOCUS currently sells its PC-to-TV video conversion products under the TView(R) brand. These products have a variety of features geared toward the needs of business, education and consumer customer groups. The Company has developed various proprietary enhancements for its PC-to-TV products including image stabilization, which eliminates all flicker, and TrueScale(R) video compression technology which ensures proper aspect ratios on the television screen even when a computer image is compressed to fit on a television.

Consumer PC-to-TV Video Scan Conversion Products

1. External Set-Top Boxes. The Company currently offers four models of external settop boxes under the TView brand. The Company sells the TView Micro, Micro XGA, the TView Silver and the TView Gold, all of which are compatible with both Windows- and Mac OS-based personal computers. All the external settop boxes weigh less than 7 ounces, and are easily connected to the VGA video port of the computer and a television through the cables provided.

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

Commercial PC-to-TV Video Scan Conversion Products

Internal Board Level Products for PCs and TVs. For those environments where portability is less important, such as classrooms or home entertainment systems, the Company offers board level products that can be installed directly into a personal computer or television. The Company currently offers board level products for OEM televisions.

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

Video Scan Conversion Integrated-Circuit Products (CHIPS)

Integrated Circuits. The Company currently offers one integrated circuit product: the TView FS310. The FS310 is utilized on the Company's board level products developed for both consumer and commercial applications. The TView FS310 is the Company's third generation PC-to-TV video encoder designed to increase the video conversion capabilities of FOCUS' products while reducing the cost of manufacturing the Company's products. The TView FS310 supports resolutions up to 1024 x 768 and features proprietary "video scaling" technology whereby the image on the television is scaled both horizontally and vertically to ensure that the entire contents of the computer screen are displayed on the television with minimal loss to video quality. Both of these integrated circuits can be used for the creation of products for televisions, PCs, information appliances, video gaming products and external scan conversion devices. It is this area where the Company intends to focus its research and development efforts, furthering its core competency in this type of technology and expanding the application and use of video scan conversion to address digital television, LCD panels and plasma displays markets.

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

In March 1999, the Company announced two new InVideo products: the InVideo(TM) USB Capture and the InVideo(TM) USB TV Tuner. The InVideo(TM) USB Capture allows users to access video from any NTSC/PAL video source and save it directly to any computer. FOCUS' InVideo(TM) USB Capture combines MMX-enhanced software with powerful video capture hardware and can be connected to a camcorder, VCR, DVD video player, or any device that outputs NTSC or PAL video for full motion/full-color video capture. InVideo USB Capture offers plug and play installation for hardware platforms that support Windows 98 and MacOS 8.x operating systems.

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

o Presentations. TView products are ideal for sales and business presentations. In particular, because of the lightweight and small size of the products, they have been embraced by mobile presenters and sales forces as a costeffective and space effective tool.

o Education and Training. In education, teachers and corporate trainers see the benefit of using computers in the classroom to create an interactive learning environment. Because TView products allow the use of one computer for multiple students, teachers and curriculum developers no longer need to be constrained in their use of computers for instructional purposes.

o Internet Viewing. TView products also take advantage of the rise in popularity of the Internet and the advent of Internetrelated products for television. By allowing current PC owners to adapt their existing technology to display on a television, TView products bridge the gap between current and future Internet usage by offering the full functionality of a PC on a television.

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

Customer Support

Management believes that its future success will depend, in part, upon the continued strength of customer relationships. To ensure customer satisfaction, the Company provides customer service and technical support through a five-days-per-week "hot line" telephone service. The Company uses 800 telephone numbers for customer service and a local telephone number for technical support (the customer pays for the phone charge on technical support). The customer service and support lines are currently staffed by technicians who provide advice free of charge to ensure customer satisfaction and obtain valuable feedback on new product concepts. In order to educate its own telephone support personnel, the Company also periodically conducts inhouse training programs and seminars on new products and technology advances in the industry.

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

The Company provides customers with a one- to threeyear warranty on all products. The Company repairs or replaces a defective product which is still under warranty coverage, and substantially all the components which the Company purchases are also covered by vendor warranties of comparable duration. Returned products with defective components are returned by the Company to the component vendors for repair or replacement. Product returns, exclusive of reseller stock balancing, averaged approximately 22% and 3% of total product revenue during the years ended December 31, 1998 and 1997, respectively. The increase in product returns was principally the result of the consolidation of one of the Company's distribution channels. During 1998, the Company expanded its distribution network into retail office superstores. The Company engaged with three North American superstore retail chains representing approximately 2,400 aggregate storefronts. Under the terms of the distribution agreements, each store was inventoried with three distinct products with in-store stocking levels of three units per product offering. In addition, the Company invested approximately $500,000 in target marketing, point of purchase displays and insertion advertisements in catalogs. However, the sales-out of the Company's products in these stores were weak, prompting the Company to consolidate this channel in December 1998 from three office superstore customers to two, and to reduce the product offerings with the remaining superstores. The result of this decision was the return of approximately $3,400,000 of finished goods inventory.

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

Certain of the Company's competitors have greater technical and capital resources, more marketing experience, and larger research and development staffs than the Company. Management believes that it competes favorably on the basis of product quality and technical benefits and features. The Company also believes it provides competitive pricing, extended warranty coverage, and strong customer relationships, including selling, servicing and aftermarket support. However, there can be no assurance that the Company will be able to compete successfully in the future against existing companies or new entrants to the marketplace.

Manufacturing

In the manufacture of its products, the Company relies primarily on turnkey subcontractors who utilize components purchased or specified by the Company. The "turnkey" house is responsible for component procurement, board level assembly, product assembly, quality control testing, and in some cases, final packout and direct shipment. All subcontracted turnkey houses currently used by the Company are ISO 9002 certified. During 1998, the Company relied and currently continues to rely on two turnkey manufacturers for approximately 90% of the Company's product manufacturing.

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

Intellectual Property and Proprietary Rights

The Company currently has five patents pending and one patent issued, four of which relate to its PC-to-TV video conversion chips, and anticipates filing another two patent applications in the second quarter of 1999. Patent applications have also been filed to secure intellectual property rights in foreign jurisdictions. The Company has also filed applications to register eight trademarks to add to its two currently registered trademarks. Historically, the Company has relied principally upon a combination of copyrights, common law trademarks and trade secret laws to protect the rights to its products that it markets under the FOCUS and TView brand names.

Upon joining the Company, employees and consultants are required to execute agreements providing for the nondisclosure of confidential information and the assignment of proprietary knowhow and inventions developed on behalf of the Company. In addition, the Company seeks to protect its trade secrets and knowhow through contractual restrictions with vendors and certain large customers. There can be no assurance that these measures will adequately protect the confidentiality of the Company's proprietary information or that others will not independently develop products or technology that are equivalent or superior to those of the Company.

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

The application software portion of the IT section includes both the conversion of applications software that is not Year 2000 compliant and, where available from the supplier, the replacement of such software. The Company estimates that the software conversion phase was approximately 50 percent complete at December 31, 1998, and the remaining conversions are expected to be completed by mid-1999.

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

Costs

The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position.
The estimated total cost of the Project is approximately $300,000. The total amount expended on the Project through December 31, 1998, was $200,000, of which approximately $190,000 related to the cost to repair or replace software and related hardware problems, and approximately $10,000 related to the cost of identifying and communicating with External Agents. The estimated future cost of completing the Project is estimated to be approximately $100,000; $80,000 to repair or replace software and related hardware and $20,000 to identify and communicate with External Agents. Funds for the Project are provided from a separate budget of $300,000 for all items other than External Agent costs, which are included in existing operating budgets. Ancillary costs of implementing the System are not included in these cost estimates.

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

Personnel

As of December 31, 1998, the Company employed 54 people on a fulltime basis, of which 14 are in research and development, 15 in marketing and sales, 4 in customer support, 9 in operations, and 12 in finance and administration.

Backlog

At December 31, 1998, the Company had a backlog of approximately $282,000 for products ordered by customers as compared to a backlog of $4,400,000 at December 31, 1997, a decrease of $4,118,000 or 94%. The Company expects to fill these orders in 1999. The decrease in backlog in 1998 as compared to 1997 is primarily due to production delays on the FS300 products in the fourth quarter of 1997. Generally, management does not believe backlog for products ordered by customers is a meaningful indicator of sales that can be expected for a particular time period.

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

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading in the Company's Common Stock and public warrants (the "Warrants") commenced on May 25, 1993, when the Company completed its initial public offering, and since that time the Company's Common Stock and Warrants have traded principally on the NASDAQ SmallCap Market under the symbol "FCSE" and "FCSEW", respectively. The Company's Common Stock and Warrants were also traded on the Boston Stock Exchange under the symbols "FCS" and "FCSW", respectively, during the period May 26, 1993 through March 7, 1997. On May 27, 1998, the Company's Warrants expired. The following table sets forth the range of quarterly high and low bid quotations for the Company's Common Stock and Warrants as reported by NASDAQ. The quotations represent interdealer quotations without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions. The closing bid price of the Company's Common Stock on the NASDAQ SmallCap Market on March 31, 1999 was $1.625 per share.

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

Results of Operations

Year ended December 31, 1998 as compared to year ended December 31, 1997

The following table sets forth, for the periods indicated, income and expense items included in the Consolidated Statements of Operations, expressed as a percentage of net sales:

                                       Year Ended December 31,
                                       -----------------------

                                        1998            1997
                                        ----            ----

Net sales                               100 %           100 %
Cost of goods sold                       84              72
                                       ----            ----
Gross profit                             16              28
                                       ----            ----
Operating expenses:
     Sales, marketing and support        37              22
     General and administrative          12               9
     Research and development             9               5
     Depreciation and amortization        8               2
     Impairment of goodwill              17              --
                                       ----            ----
         Total operating expenses        83              38
                                       ----            ----
Loss from operations                    (67)            (10)

Interest expense, net                    (1)             (1)
Other income                              1               2
Loss on securities available for sale    (2)             --
Loss before income taxes                (69)             (9)
Income tax expense                       --              --
                                       ----            ----
Net loss                                (69%)            (9%)
                                       ====            ====

Net Sales

Net sales for the year ended December 31, 1998 were $18,440,000 as compared with $21,026,000 for the year ended December 31, 1997, a decrease of $2,586,000, or 12%. This decrease was principally due to the Company's decision to consolidate its reseller channels. This resulted in finished goods returns of approximately $6,856,000 in the fourth quarter of 1998 ("Q498"). This consolidation was implemented by management to re-direct inventory from non-performing sales channels to other high performing channels. Products returned in Q498 are scheduled to ship to customers throughout 1999. During the year ended December 31, 1998, the Company had a net sales increase to US Resellers (22%) while it had decreases in net sales to OEM customers (a decrease of 53%), Other sales (a decrease of 6%) and International customers (a decrease of 42%).

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

During 1998, net sales to OEM customers were approximately $3,866,000 as compared to $8,138,000 in 1997, a decrease of $4,272,000 or 53%. The decline in OEM sales was primarily due to the Company's decision not to ship its PC-to-TV products to a large television manufacturer that is experiencing financial difficulty. In addition, a significant OEM customer utilizing the FS310 Digital Video Co-Processor for the Asian marketplace delayed its third and fourth quarter 1998 procurement requirements to the second quarter of 1999.

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

Cost of Goods Sold

Cost of goods sold was $15,411,000, or 84% of net sales, for the year ended December 31, 1998, as compared with $15,092,000 or 72% of net sales, for the year ended December 31, 1997, an increase of $319,000 or 2.1%. In the fourth quarter of 1998, the Company performed a detailed review of its inventories. As a result of this review, the Company identified certain excess and obsolete inventory items and also determined that the cost of certain inventory items required adjustments to their estimated net realizable value. As a result of this inventory review, the Company charged approximately $1,929,000 to expenses in the fourth quarter of 1998, thereby increasing its inventory reserves to approximately $2,168,000 at December 31, 1998. In addition, the Company recognized an increase of $240,000 in market development costs in 1998 as compared to 1997 as a result of its expansion into the office superstore retail market. Exclusive of the inventory adjustments and market development expenses, cost of sales in 1998 were significantly lower as a percentage of sales in 1998 as compared to 1997. This is a result of a cost advantage of utilizing the Company's proprietary FS300 integrated circuit in the manufacturing of its products.

During the fourth quarter of 1998, the Company reduced cost of sales by $3,400,000, representing the cost of product sales returns from major customers, including anticipated sales returns in the first quarter of 1999. The Company also adjusted cost of sales by accruing for price protection claims on prior products sold as the Company's management decided in the fourth quarter of 1998 to reduce its suggested retail price in 1999 to remain competitive. This accrual resulted in a charge of approximately $645,000.

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

General and Administrative Expenses.

General and administrative expenses for the year ended December 31, 1998 were $2,166,000 or 12% of net sales, as compared with $1,974,000 or 9% of net sales, for the year ended December 31, 1997, an increase of $192,000 or 10%. The increase in terms of absolute dollars and as a percentage of net sales is primarily due to increases in staffing of approximately $140,000, professional services of $60,000 and acquisition related expenses of $118,000 offset by a reduction of bad debts of $130,000.

Research and Development Expenses.

Research and development expenses for the year ended December 31, 1998 were $1,699,000 or 9% of net sales, as compared with $1,112,000, or 5% of net sales, for the year ended December 31, 1997, an increase of $587,000 or 53%. The increase in research and development expenses in both absolute dollars and as a percentage of revenues is due primarily to an incremental $461,000 in expenses resulting from the acquisition of PC Video. The Company also increased staffing and compensation at its Beaverton, Oregon research and development center amounting to approximately $120,000.

Depreciation and Amortization.

Depreciation and amortization expenses for the year ended December 31, 1998 were $1,500,000 or 8% of net sales, as compared with $426,000 or 2% of net sales, for the year ended December 31, 1997, an increase of $1,074,000. In the fourth quarter of 1998, the Company performed a detailed review of its property and equipment accounts. As a result of this review, certain assets were written off and the estimated useful lives of certain assets were revised. The effect of these write-offs and revisions resulted in additional depreciation expense of approximately $766,000. In addition, the Company recorded additional amortization of goodwill resulting from the acquisition of Digital Vision, Inc. and PC Video Conversion, Inc. totaling approximately $146,000.

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

The Company acquired Lapis in December, 1993 and utilized its video conversion technology in its products through 1998. In 1997, the Company began developing its own proprietary video conversion technology and in Q198 introduced its FS300 video conversion ASIC to the market place. During 1998, the Company began including this ASIC in its manufactured products and simultaneously began the end-of-life cycle for Lapis based products. By the end of Q498, all remaining inventory incorporating Lapis technology was disposed of by sale or write-off. The Company wrote-off the balance of approximately $543,000 of impaired goodwill on Lapis Technologies, Inc.

The Company acquired Digital Vision on March 31, 1998 to obtain its TV-to-PC product line. Upon evaluation of the product line, the Company deemed that only two products warranted inclusion in its product portfolio. However, this line, the InVideo product line was not widely accepted by the Company's customer base due to significant competition in its category, limited product features in comparison with the competition, and its cost structure required pricing higher than many of the competing products. In addition, no proprietary technology was acquired with this acquisition. The Company achieved sales, gross profit and expenses of $500,000, $200,000 and $200,000 respectively for the InVideo product line in 1998. As result of an impairment analysis in Q498, the Company determined that the acquired goodwill was impaired. The remaining goodwill was valued using a discounted cash flow model that resulted in a write-off of approximately $1,070,000 of impaired goodwill.

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

Other Income.

For the year ended December 31, 1998, the Company had other income of $100,000 or 0.5% of net sales as compared to other income of $510,000 or 2% of net sales for the year ended December 31, 1997, a decrease of $410,000. The primary reason for this reduction is that in 1997 there was a gain of $349,000 due to the sale of the Company's networking product line to AESP.

Loss on Stock Investment

On September 30, 1997, the Company sold its line of computer connectivity products to AESP for 189,701 shares of AESP common stock. Included in the sale were customer lists and the right to use the FOCUS networking brand name to market the product line as well as certain of AESP's complementary products. In connection with this transaction, the Company recorded other income in the amount of $358,000. During 1998, the fair market value of this investment declined 58%. At December 31, 1998, there is no indication that the fair market value of this investment will increase substantially in the foreseeable future, therefore the Company recognized a loss on this investment of approximately $346,000 in the fourth quarter of 1998.

Net Loss.

For the year  ended  December  31,  1998,  the  Company  reported  a net loss of
$12,787,000, or $0.78 per share (basic), as compared to a net loss of $1,986,000, or $.16 per share (basic), for the year ended December 31, 1997, an increase in loss of $10,801,000. For the quarter ended December 31, 1998, the Company recorded a net loss of approximately $14,235,000. This loss resulted from reduced sales in the quarter due to lower than anticipated sell through of the Company's products and higher than expected inventory levels at certain retail customers, which resulted in significant sales returns in the fourth quarter. In addition, the Company made significant adjustments in the fourth quarter. The effect of the sales returns and the significant fourth quarter adjustments are as follows: product returns from non-performing resellers (approximately $3,455,000), impaired goodwill (approximately $3,054,000), inventory adjustments (approximately $1,929,000), marketing programs (approximately $1,480,000), fixed asset adjustments (approximately $766,000), price protection accruals (approximately $645,000) and revaluation of stock investments (approximately $346,000).

Financial Condition

Total Assets.

Total Assets decreased $1,184,000 or 9%, from December 31, 1998 to December 31, 1997. The decrease in assets is due to: reductions of securities available for sale by $346,000, accounts receivable by $2,985,000 and goodwill by $439,000 offset by increases of cash and certificates of deposit by $662,000, inventory by $1,959,000, and property, plant and equipment by $204,000. Securities available for sale decreased by 58% in 1998 compared with 1997 primarily due to the reduction in market value of the 189,701 shares of AESP stock held at December 31, 1998. Accounts receivable decreased by 54% in 1998 compared with 1997 principally due to product returns in Q498 from non-performing reseller channels. Goodwill decreased by 35% in 1998 compared with 1997 primarily due to the write-off of impaired goodwill associated with Lapis, Digital Vision and PC Video. The increase in inventory in 1998 as compared with 1997 is the result of the aforementioned product returns in Q498.

Total Liabilities.

Total liabilities increased $1,007,000, or 11% from December 31, 1997 to December 31, 1998. The increase is primarily due to: increases of accounts payable by $484,000, accrued liabilities by $955,000, and capital leases by $265,000 offset by decreases of notes payable by $696,000. Accounts payable increased $484,000 or 9% in 1998 compared with 1997 primarily due to increased purchases of inventory for anticipated Q498 sales that did not materialize due to sufficient stocking levels in reseller channels. Accrued liabilities increased by $954,000, principally from the result of accruals for marketing and advertising programs in Q498 to further develop reseller markets and to create end user demand at the office superstore retail stores. Capital leases increased mainly due to system hardware and software upgrades to satisfy Year 2000 computing requirements.

Stockholders' Equity.

Stockholders' equity decreased $2,191,000 from December 31, 1997 to December 31, 1998. The decrease is primarily due to the net loss incurred in fiscal year 1998 of $12,787,000 and the purchase of treasury stock for $700,000, offset by the issuance of common stock resulting from the exercise of common stock options and warrants, as well as a private offering of the Company's common stock. In addition, the Company issued common stock in conjunction with the acquisitions Digital Vision and PC Video.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through the public and private sale of common stock, operating income, shortterm borrowing from private lenders, favorable credit arrangements with vendors and suppliers, and a line of credit with its commercial bank ($620,000 at December 31, 1998).

Net cash used in operating activities for the years ended December 31, 1998 and 1997 was $4,592,000 and $4,657,000, respectively. In 1998, net cash used in operating activities consisted primarily of the net loss of $12,787,000, and increases in inventories of $1,587,000, accounts payable of $387,000, accrued liabilities of $916,000 with decreases in accounts receivable of $3,325,000. In addition, the Company had a decrease in value of marketable securities of $346,000 and write-off of impaired goodwill of $3,054,000. In 1997, net cash used in operating activities consisted primarily of the net loss of $1,986,000, and increases in accounts receivable of $2,325,000, inventories of $2,014,000, prepaid expenses and other assets of $406,000, accounts payable of $2,176,000, and accrued expenses of $228,000. In addition, the Company had a gain on settlement of accounts payable of $244,000 and securities received on sale of networking assets of $595,000.

Net cash used in investing activities for the years ended December 31, 1998 and 1997 was $2,042,000 and $653,000, respectively. In 1998, cash used in investing activities consisted primarily of the purchase of property and equipment of $858,000 and cash paid in acquisitions, net of cash received, of $931,000. In 1997, cash used in investing activities consisted primarily of purchases of property and equipment of $654,000.

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

As of December 31, 1998, the Company had working capital of $1,435,000, as compared to working capital of $2,619,000 at December 31, 1997, a decrease of $1,184,000. The Company's cash and certificates of deposit were $1,382,000 at December 31, 1998, an increase of $662,000, over amounts at December 31, 1997.

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

In November 1998, the Company negotiated and received a waiver of certain restrictive covenants contained in its revolving line of credit with its commercial bank, together with a revision of the loan covenants and an agreement to extend the line until December 15, 1998. At December 31, 1998, the Company had borrowings under its line of credit of $620,000 with the expectation that the Company would refinance this indebtedness shortly thereafter. On March 31, 1999, the Company repaid all monies owed on this line of credit with its commercial bank totaling approximately $637,000 from proceeds received under a $2,000,000 accounts receivable financing agreement with the same commercial bank. This financing agreement allows for advances on accounts receivable not to exceed 80% of qualified invoices. The bank charges interest on the outstanding balance at a rate of the prime lending rate plus 4.5%. In addition, under the terms of this agreement the bank has been issued a warrant to purchase 100,000 shares of the Company's common stock at a price of $1.70 per share. At March 31, 1999, the Company had borrowings under this agreement of approximately $970,000.

The Company maintains incentive stock option plans for all employees and directors. Management believes that these plans provide long term incentives to employees and directors and promote longevity of service. The Company prices issued options at the closing of NASDAQ market price of its common stock on the date of the option issuance. In addition, the Company maintains the right to re-price the options under such plans to reflect devaluation in the market value of its common stock. On September 1, 1998, the Company re-priced all employee and director options under all plans to $1.22 per share for those options priced in excess of this value. This price represented the closing market price of the Company's common stock on September 1, 1998. On February 22, 1999, the Company re-priced all employee options under all plans to $1.0625 per share for all options priced in excess of this amount. This price represented the closing market price for the Company's common stock on February 22, 1999. The FASB has issued a proposed interpretative release - Stock Compensation - Interpretation of APB No. 25, which will have a prospective impact on the Company's stock option plans, if adopted.

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

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain FASB statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on availableforsale securities and foreign currency items, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. SFAS No. 130 requires that all items of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Additionally, SFAS No. 130 requires that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paidincapital in the equity section of the balance sheet. The Company adopted these disclosure requirements beginning in the first quarter of 1998.

In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Statement also requires descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used by the enterprise in its generalpurpose financial statements, and changes in the measurement of segment amounts from period to period.

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

Certain Factors That May Affect Future Results

The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward looking" information that involve risks and uncertainties. In particular, statements contained in this Form 10KSB which are not historical facts (including, but not limited to, statements concerning international revenues, anticipated operating expense levels and such expense levels relative to the Company's total revenues) constitute forward looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the availability of capital to fund the Company's future cash needs, reliance on major customers, history of operating losses, limited availability of capital under credit arrangements with lenders, market acceptance of the Company's products, technological obsolescence, competition, component supply problems and protection of proprietary information, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels.

Item 7. FINANCIAL STATEMENTS

The Company's consolidated financial statements and the related report of independent accountants are presented in pages F-1 - F-22, which are contained in this Annual Report immediately following page 41. The consolidated financial statements filed in this Item 7 are as follows:

                                                                                                   Page

Report of Independent Accountants                                                                   F1

Consolidated Balance Sheets as of December 31, 1998 and 1997                                        F2

Consolidated Statements of Operations for the Years Ended December 31, 1998 and 1997                F3

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998 and 1997      F4

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 and 1997                F5

Notes to Consolidated Financial Statements                                                          F7

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                 OCCUPATIONS OF DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the nominees to be elected at the meeting of the Company's stockholders to be held on July 26, 1999 (the "Meeting"), the current directors who will continue to serve as directors beyond the Meeting, and the executive officers of the Company, their ages, and the positions currently held by each such person with the Company.

Name                                   Age      Position
----                                   ---      --------
Thomas L. Massie                        38      Chairman of the Board, President and Chief Executive Officer

William B. Coldrick(2)                  57      Vice Chairman of the Board

Timothy E. Mahoney(1)(2)                42      Director

John C. Cavalier (1)                    58      Director

Dr. Robert C. Eimers                    51      Director

William Dambrackas                      55      Director

Christopher P. Ricci                    34      Sr. Vice President, General Counsel and Secretary

Gary M. Cebula                          40      Vice President of Finance and Administration, and Treasurer

Thomas Hamilton                         49      Vice President of Research & Development

Steve R. Morton                         50      Vice President of Engineering

Brett A. Moyer                          41      Vice President of Pro A/V Sales

Steven Wood                             40      Vice President of Pro A/V Engineering

Richard J. O'Connell                    41      Vice President of Consumer Sales

William R. Schillhammer III             45      Vice President of OEM Sales

---------------------

(1)       Member of the Compensation Committee.

(2)       Member of the Audit Committee.

Directors to be Elected at the Meeting

         Thomas L. Massie is Chairman of the Board, Chief Executive Officer, President, and a co-founder of the Company and has served in these positions since 1992. He has more than 14 years of experience in the computer industry as well as related business management experience. From 1990 to 1992, Mr. Massie was the Senior Vice President of Articulate Systems, responsible for worldwide sales, marketing and operations. Articulate Systems is a multi-million dollar developer and manufacturer of voice control and communications products for the PC marketplace. Articulate Systems was acquired by Dragon Systems in 1997. From 1986 to 1990, Mr. Massie was the Chairman of the Board, and founder of MASS Microsystems. MASS Microsystems is a publicly-held developer of multimedia hardware products and high-end removal storage subsystems. Mr. Massie led MASS Microsystems from business plan to $30 million in profitable revenues. MASS Microsystems achieved a successful public offering in 1989 and was acquired by Ramtek in 1992. From 1985 to 1986, Mr. Massie was the co-founder and Executive Vice President of Sales and Marketing for MacMemory, Inc. Mac Memory was a multi-million-dollar developer of custom memory and acceleration products that was acquired in 1986 by Cyclone Technologies. From 1979 to 1984, Mr. Massie was a Non-Commissioned Officer for the U.S. Army, 101st Airborne Division. Mr. Massie is a member of the Board of Directors of the Hockey Academy. The Hockey Academy is a private, multi-million dollar hockey program development company.

         John C. Cavalier has served as a Director of the Company since May 1992. He has more than 29 years of business management experience. Since November 1996, Mr. Cavalier has been President, CEO and a Director of MapInfo Corporation, a software developer. Prior thereto, Mr. Cavalier joined Amdahl Company in early 1993 as Vice President and General Manager of Huron, Amdahl's software business. In July of 1993, he was also appointed President and CEO of Antares Alliance Group, a joint venture between Amdahl and EDS. From July 1990 to July 1992, he was President, Chief Executive Officer and a director of Bimillenium Company, a software development company. Bimillenium is a developer of scientific software for the Macintosh and UNIX marketplace. From April 1987 to January 1992, Mr. Cavalier was a Director of MASS Microsystems. He was
President, Chief Executive Officer and a director of ShareBase Company, a database systems company, from November 1987 to June 1990. He earned his undergraduate degree from the University of Notre Dame and an MBA from Michigan State University.

Directors Whose Terms Extend Beyond the Meeting

         William B. Coldrick has served as a Director of the Company since January 1993, Vice Chairman of the Company since July 1994 and as Executive Vice President of the Company from July 1994 to May 1995. Mr. Coldrick is currently a principal of Enterprise Development Partners, a consulting firm serving emerging growth companies that he founded in April 1998. From July 1996 to April 1998, Mr. Coldrick was Vice President and General Manager of Worldwide Channel Operations for the Computer Systems Division of Unisys Corp. In March 1991, Mr. Coldrick retired as Senior Vice President, U.S. Sales, for Apple Computer, Inc., which he joined in 1982. As Senior Vice President, U.S. Sales, for Apple Computer, Mr. Coldrick was responsible for leading all sales, support, service, distribution and channel activities for Apple throughout the United States. Previously at Apple, Mr. Coldrick held the position of Vice President and General Manager for Western Operations, and was responsible for overseeing sales, marketing, service and support for Apple's largest business unit in the field organization. In a prior position as National Sales Director, U.S. Sales, Mr. Coldrick directed the expansion of the U.S. field sales force. Mr. Coldrick also held the position of Area Sales Director of the Northeast Area. Before joining Apple, Mr. Coldrick spent 14 years with Honeywell Information Systems, where he held a number of positions including Regional Marketing Director. Mr. Coldrick holds a Bachelor of Science degree in Marketing from Iona College in New Rochelle, New York.

         Timothy E. Mahoney has served as Director of the Company since March 1998. He has more than 18 years of experience in the computing industry. Mr. Mahoney founded Union Atlantic L.C., in 1994, a merchant bank providing professional management and capital for emerging technology companies. Since 1996, Mr. Mahoney has served as Chairman of Tallard Technologies BV, a PC products distributor / value added reseller serving Latin America. From 1991 to 1994 he was President of SyQuest Technology, SyDos Division, responsible for expanding distribution channels for SyQuest's hard disk drive products. From 1986 to 1991, Mr. Mahoney was President of Rodine Systems, Inc., a provider of Macintosh mass storage peripherals. He earned his BA degree in computer science and business from West Virginia University and an MBA degree from George Washington University.

         Robert C. Eimers, Ph.D. is a recognized expert in the assessment and development of both managers and organizations. He is currently Vice President of Human Resources for Scotsman Industries, a company based in Vernon Hills, Illinois, which manufactures and distributes commercial refrigeration equipment worldwide. Dr. Eimers earned a Bachelor of Arts degree from Wesleyan University in 1970 and a doctoral degree in Psychology from the University of Rochester in 1978. Since that time, he has distinguished himself as a consulting psychologist with two prominent firms, Organizational Psychologists and Medina & Thompson. He has also served as the senior human resources executive of three Fortune 500 companies, Household International, Sonoco Products Company and Service Merchandise. His first-hand experience on both sides of the table has provided Dr. Eimers with an in-depth understanding of the factors which influence both individual and organizational performance.

         William A. Dambrackas has over 22 years of management experience in the computer industry. He founded Equinox Systems (Nasdaq: EQNX) 16 years ago and since then, has served as the company's Chairman, President and Chief Executive Officer. Equinox develops high-performance server-based communications products for Internet access and commercial systems. Mr. Dambrackas also currently serves on the Board of Directors of the Florida Venture Forum, an organization that serves the needs of venture capital investors and emerging growth companies. Prior to founding Equinox in 1983, Mr. Dambrackas held senior engineering management positions at Racal-Milgo from 1979 to 1983 and Infotron Systems from1976 to 1979. He also has held design engineering positions at GTE-Ultronic Systems from 1969 to 1976, Thiokol Corporation from 1968 to 1969, and RCA television recording systems from 1966 to 1968. Mr Dambrackas has been issued 3 United States Patents for data communications inventions and he was honored as Florida's "Entrepreneur of the Year" in 1984.

Executive Officers

         Christopher P. Ricci joined the Company as Sr. Vice President, General Counsel and Secretary in 1998. From 1996 to 1998, Mr. Ricci was a member of the intellectual property group for the Boston law firm of Sullivan & Worcester, LLP, where he advised on a variety of issues including patent prosecution, trademark prosecution, licensing of technology in both domestic and foreign markets, methods of protecting and exploiting intellectual property, as well as supporting litigation and corporate acquisitions. From 1993 to 1996 Mr. Ricci also worked as in-house counsel to the electronic imaging division of Polaroid Corporation and was previously a partner at Lambert & Ricci, PC, a Boston intellectual property law firm. Prior to entering the legal profession, Mr. Ricci worked for five years as an electrical engineer designing computer control systems. Mr. Ricci received his law degree from New England School of Law. He graduated from the University of Massachusetts at Amherst with a bachelor's degree in electrical engineering and a minor in applied mathematics. He has also earned a certificate in software engineering from Northeastern University. Mr. Ricci has lectured and been published both domestically and abroad on a variety of business and intellectual property law subjects.

         Gary M. Cebula joined the Company as Vice President of Finance and Administration, and Treasurer in 1998. He has more than 15 years of experience in finance, administration, and operations management. From 1996 to 1998, Mr. Cebula was Vice President and Chief Financial Officer of Hanold Holding Corporation, a manufacturer of student uniforms. From 1986 to 1996, Mr. Cebula was Vice President and Controller of Continental Resource, Inc., a multi-million dollar distributor of Personal Computers. From 1982 to 1986, Mr. Cebula held various financial positions at General Electric Corporation. His diversified background includes mergers and acquisitions, strategic planning for entity consolidations, financial reporting, cash management and debt restructuring. Mr. Cebula is a graduate of General Electric's Financial Management Program, and earned a BS in Accounting and an MS in Taxation from Bentley College in Waltham, Massachusetts.

         Thomas Hamilton joined the Company in September 1996 when the Company acquired TView, Inc. From 1992 to 1996, Mr. Hamilton was Executive Vice President and Co-Founder of TView, Inc. Mr. Hamilton grew TView from inception to a $5 million per year revenue before being acquired by FOCUS. He co-developed proprietary video processing technology central to FOCUS' business. From 1987 to 1992, Mr. Hamilton was the Vice President of Engineering at Summit Design, a publicly held Integrated Circuit design software company, in Beaverton, Oregon having approximately $20 million in annual sales. From 1975 to 1987, he served in various engineering and marketing management positions at Tektronix Inc., Wilsonville, Oregon. Mr. Hamilton has a BS in Mathematics from Oregon State University.

         Steve R. Morton joined the Company as Vice President of Engineering in September 1996 when the Company acquired TView, Inc. From 1992 to 1996, Mr. Morton was Executive Vice President and Co-Founder of TView, Inc. where he co-developed proprietary video processing technology central to FOCUS' business. From 1971 to 1992, Mr. Morton held various engineering management positions at Tektronix Inc including serving as general manager of Tektronix' Digital Signal Processing Group and Engineering Manager for the Spectrum Analyzer Division from 1986 to 1992. Mr. Morton holds a BSEE from Oregon State University and an MSEE from the University of Portland.

         Brett A. Moyer joined the Company in May 1997, and has assumed the role of Vice President of Pro A/V Sales. Mr. Moyer brings over 10 years of global sales, finance and general management experience from Zenith Electronics Corporation, where he was most recently the Vice President and General Manager of Zenith's Commercial Products Division. Mr. Moyer has also served as Vice President of Sales Planning and Operations at Zenith where he was responsible for forecasting, customer service, distribution, MIS, and regional credit operations. Mr. Moyer has a Bachelor of Arts in Economics from Beloit College in Wisconsin and a Masters of International Management with a concentration in finance and accounting from The American Graduate School of International Management (Thunderbird).

         Steven Wood joined the Company as Vice President of Pro A/V Engineering in August 1998 when the Company acquired PC Video. From 1992 to 1998, Mr. Wood was President and co-founder of PC Video, where he grew PC Video from inception to over $2.5 million in profitable revenue. From 1990 to 1992, he held the position of Sales and Marketing Manager at Redlake Corporation, a world leader in high speed image acquisition. From 1986 to 1990, Mr. Wood held the position of Image Processing Product Specialist at MetraByte (subsequently acquired by the Keithly Corporation). Mr. Wood started his career in Computer Graphics/Image Processing/Video Electronics with Matrox Electronics in Montreal. Mr. Wood has a Bachelor's degree in Engineering from McGill University in Montreal, Canada.

         Richard J. O'Connell joined FOCUS in 1995. As Vice President of Channel Sales, Mr. O'Connell is responsible for all consumer sales in North America and the Pacific Rim. Mr. O'Connell has over 15 years experience as a high level sales professional. As a principal of a company he previously founded, he was responsible for the Company's sales distribution. Recently, Mr. O'Connell has held various sales management positions with McCaw Cellular (1989-1992) and Daewoo-Leading Edge Computer (1992-1995).

         William R. Schillhammer III joined the Company in 1998 with over 12 years of experience in global sales and marketing. From 1996 to 1998, Mr. Schillhammer was Vice President of Marketing and Sales for Digital Vision, Inc., a multi-million dollar developer of video conversion products. From 1990 to 1996 Mr. Schillhammer held various senior management positions for Direct Imaging, Inc., most recently serving as President. From 1989 to 1990 he was the Vice President of Sales for Mega Scan Technology, Inc. From 1988 to 1989 Mr. Schillhammer was a Vice President for Number Nine Computer Corporation, a publicly held multi-million dollar company. From 1980 to 1988 he held various management positions with Intel Corporation. Mr. Schillhammer graduated from Dartmouth College with a Bachelor's degree in Engineering.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on the Company's review of the copies of such forms received by it or written representations from certain reporting persons, the Company believes that during the year ended December 31, 1998, all filing requirements applicable to its directors, executive officers and greater-than-10% beneficial owners were met.

Item 10. EXECUTIVE COMPENSATION

Executive Compensation

         The following table sets forth certain information with respect to the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 1998, 1997, and 1996, of those persons who were, at December 31, 1998, (i) the Company's Chief Executive Officer and
(ii) other executive officers of the Company receiving total cash and bonus compensation in excess of $100,000 (the "Named Officers"). The Company did not grant any restricted stock awards or stock appreciation rights or make any long term incentive plan payouts to the individuals named in the tables below during the fiscal year indicated.

                                            SUMMARY COMPENSATION TABLE
                                               Annual Compensation (1)                                     Long-Term Compensation
             Name and               Fiscal      Salary           Bonus             Other Annual            Securities Underlying
        Principal Position           Year         ($)             ($)           Compensation($)(2)             Options/SAR(3)
        ------------------           ----         ---             ---           ------------------             --------------
Thomas L. Massie                     1998       $150,000        $132,833                 --                       200,000
 CEO, President and                  1997       $150,000        $ 45,000                 --                       500,000
 Chairman of the Board               1996       $150,000            --                   --                       250,000

Christopher P. Ricci                 1998       $150,000        $ 27,500                 --                       125,000
 Sr. Vice President and              1997           --              --                   --                          --
 General Counsel                     1996           --              --                   --                          --

Brett Moyer                          1998       $130,000        $ 41,000                 --                       100,000
 Vice President of                   1997       $130,000        $ 45,000                 --                       250,000
 Pro AV Sales                        1996           --              --                   --                          --

Richard J. O'Connell                 1998       $ 90,000            --             $ 48,357 (4)                   100,000
 Vice President of                   1997       $ 90,000        $ 25,360           $ 37,262 (4)                    20,000
 Consumer Sales                      1996       $   --              --                   --                        50,000


Thomas Hamilton                      1998       $110,000        $  5,000                 --                        25,000
 Vice President of Research          1997       $110,000        $  4,179                 --                          --
 and Development                     1996       $ 27,293            --                   --                        80,000

-------------------------------------

(1)  Includes  salary and bonus payments earned by the Named Officers in the year  indicated,  for services  rendered in such year, which were paid in the following year.

(2)  Excludes  perquisites and other personal  benefits,  the aggregate annual amount of which for each officer was less than the lesser of $50,000 or 10% of the total salary and bonus reported.

(3)  Long-term  compensation  table reflects the grant of non-qualified and incentive stock options granted to the named persons in each of the periods indicated.

(4)  Includes compensation based on sales commissions.

         The following table sets forth information concerning options granted during the fiscal year ended December 31, 1998 to the executives named in the Summary Compensation Table above. The Company did not grant any stock appreciation rights during the fiscal year.

                                         OPTION GRANTS IN LAST FISCAL YEAR

                                                     Percentage of
                                                     Total Options
                                                     Granted to                    Individual Grants
                              Shares Subject to      Employees in                  ------------------
Name                          Options Granted        FY 1998(1)            Exercise Price         Expiration Date
----                          ---------------        ----------            --------------         ---------------
Thomas L. Massie                 200,000                14.8%              $1.22                  9/01/03

Christopher P. Ricci             125,000                 9.3%              $1.22                  9/01/03

Brett Moyer                      100,000                 7.4%              $1.22                  9/01/03

Richard J. O'Connell             100,000                 7.4%              $1.22                  9/01/03

Thomas Hamilton                   25,000                 1.9%              $1.22                  9/01/03

-------------------------------------

(1)  Net of  cancellations,  a total of 1,347,698  options were granted to employees,  directors and consultants in 1998 under the Company's stock option plans,  the purpose of which is to provide incentives to employees,  directors and  consultants  who are in positions to make  significant contributions to the Company.

         The following table sets forth information concerning option exercises during fiscal year 1998 and the value of unexercised options as of December 31, 1998 held by the executives named in the Summary Compensation Table above.

                    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES


                                                                              Number of                 Value of
                                                                              Unexercised               Unexercised,In-the-
                                                                              Options at                Money Options at
                                                                              December 31,1998          December 31, 1998
                             Shares Acquired                                  (Exercisable/             (Exercisable/
                             on Exercise(#)         Value Realized($)         Unexercisable)            Unexercisable)(1)
                             --------------         -----------------         --------------            -----------------
Thomas L. Massie             -0-                          -0-                 416,667                    $120,625.07
                                                                              (Exercisable)              (Exercisable)
                                                                              533,333                    $115,999.93
                                                                              (Unexercisable)            (Unexercisable)

Christopher P. Ricci         -0-                          -0-                 0 (Exercisable)            $ 0  (Exercisable)
                                                                              125,000                    $27,187.51
                                                                              (Unexercisable)            (Unexercisable)

Brett Moyer                  -0-                          -0-                 83,334                     $18,125.15
                                                                              (Exercisable)              (Exercisable)
                                                                              266,666                    $57,999.86
                                                                              (Unexercisable)            (Unexercisable)

Richard J. O'Connell         -0-                          -0-                 70,000                     $14,875.00
                                                                              (Exercisable)              (Exercisable)
                                                                              130,000                    $ 27,625.00
                                                                              (Unexercisable)            (Unexercisable)

Thomas Hamilton              -0-                          -0-                 53,333                     $11,599.93
                                                                              (Exercisable)              (Exercisable)
                                                                              51,667                     $11,237.57
                                                                              (Unexercisable)            (Unexercisable)
-------------------------------------

(1)  Value is based on the difference  between option exercise price and the fair-market value at December 31,
     1998  ($1.4375  per share,  the  closing  price as quoted on the NASDAQ  SmallCap Market at the close of trading on December 31, 1998) multiplied by the number of shares underlying the option.

Employment Agreements

         The Company and Thomas L. Massie are parties to an Employment Contract effective January 1, 1992, as amended to date, which renews automatically such that it is always effective for a period of three years, subject to certain termination provisions. This Employment Contract includes a one-year non-competition provision following termination of employment. Pursuant to this Employment Contract, Mr. Massie serves as Chairman of the Board, President and Chief Executive Officer of the Company. This Employment Contract requires a lump-sum severance payment to Mr. Massie of three times his aggregate compensation or allowances then in effect if Mr. Massie is terminated without cause during the term of the contract. In addition, the vesting of all options held by Mr. Massie shall be accelerated so as to be immediately exercisable. The Employment Contract provides for bonuses as determined by the Board of Directors and employee benefits, including health and disability insurance, in accordance with the Company's policies.

         The Company and Brett Moyer are parties to an Employment Contract effective May 15, 1997, as amended to date, which renews automatically after December 31, 1999, for one year terms, subject to certain termination provisions. Pursuant to this Employment Contract, Mr. Moyer serves as Vice President of Pro AV Sales. This Employment Contract requires the vesting of all options held by Mr. Moyer shall be accelerated so as to be immediately exercisable if Mr. Moyer is terminated without cause during the term of the contract. The Employment Contract provides for bonuses as determined by the Board of Directors and employee benefits, including health and disability insurance, in accordance with the Company's policies.

         The Company and Christopher P. Ricci are parties to an Employment Contract effective March 1, 1999, as amended to date, which renews automatically after December 31, 2000, for one year terms, subject to certain termination provisions. Pursuant to this Employment Contract, Mr. Ricci serves as Senior Vice President and General Counsel of the Company. This Employment Contract requires the vesting of all options held by Mr. Ricci shall be accelerated so as to be immediately exercisable if Mr. Ricci is terminated without cause during the term of the contract. The Employment Contract provides for bonuses as determined by the Board of Directors and employee benefits, including health and disability insurance, in accordance with the Company's policies.

         The Company and Steven Morton are parties to an Employment Contract effective October 17, 1996, as amended to date, which renews automatically after December 31, 1999, for one year terms, subject to certain termination provisions. Pursuant to this Employment Contract, Mr. Morton serves as Vice President of Engineering. This Employment Contract requires the vesting of all options held by Mr. Morton shall be accelerated so as to be immediately exercisable if Mr. Morton is terminated without cause during the term of the contract. The Employment Contract provides for bonuses as determined by the Board of Directors and employee benefits, including health and disability insurance, in accordance with the Company's policies.

         The Company and Thomas Hamilton are parties to an Employment Contract effective October 17, 1996, as amended to date, which renews automatically after December 31, 1998, for one year terms, subject to certain termination provisions. Pursuant to this Employment Contract, Mr. Hamilton serves as Vice President of Research & Development. This Employment Contract requires the vesting of all options held by Mr. Hamilton shall be accelerated so as to be immediately exercisable if Mr. Hamilton is terminated without cause during the term of the contract. The Employment Contract provides for bonuses as determined by the Board of Directors and employee benefits, including health and disability insurance, in accordance with the Company's policies.

         The Company and Richard O'Connell are parties to an Employment Contract effective January 1, 1996, as amended to date, which renews automatically after December 31, 1999, for one year terms, subject to certain termination provisions. Pursuant to this Employment Contract, Mr. O'Connell serves as Vice President of Consumer Sales. This Employment Contract requires the vesting of all options held by Mr. O'Connell shall be accelerated so as to be immediately exercisable if Mr. O'Connell is terminated without cause during the term of the contract. The Employment Contract provides for bonuses as determined by the Board of Directors and employee benefits, including health and disability insurance, in accordance with the Company's policies.

         The Company and Gary M. Cebula are parties to an Employment Contract effective April 1, 1998, as amended to date, which renews automatically after December 31, 1999, for one year terms, subject to certain termination provisions. Pursuant to this Employment Contract, Mr. Cebula serves as Vice President of Finance & Administration. This Employment Contract requires the vesting of all options held by Mr. Cebula shall be accelerated so as to be immediately exercisable if Mr. Cebula is terminated without cause during the term of the contract. The Employment Contract provides for bonuses as determined by the Board of Directors and employee benefits, including health and disability insurance, in accordance with the Company's policies.

         The Company and J. Steven Wood are parties to an Employment Contract effective August 1, 1998, as amended to date, which renews automatically on a month-to-month basis after July 30, 2001, subject to certain termination provisions. Pursuant to this Employment Contract, Mr. Wood serves as Vice President of Pro AV Engineering. This Employment Contract requires the vesting of all options held by Mr. Wood shall be accelerated so as to be immediately exercisable if Mr. Wood is terminated without cause during the term of the contract. The Employment Contract provides for bonuses as determined by the Board of Directors and employee benefits, including health and disability insurance, in accordance with the Company's policies.

Compensation of Directors

         Directors of the Company receive no direct cash compensation for their services as directors. In 1998, the Company paid Union Atlantic L.C. $155,652 for marketing consulting services rendered, agency services, and standard business expenses in connection with the Company's acquisition of PC Video. Timothy Mahoney, who is a Focus Director, is a partner of Union Atlantic.

         On March 19, 1997, the Board of Directors elected to terminate the 1995 Directors Plan and all options granted thereunder. By a unanimous vote of the Directors, the Board established the 1997 Directors Plan and authorized the grant of options to purchase up to 1,000,000 shares of Common Stock under the plan. On March 19, 1997, options to purchase 200,000 shares at an exercise price of $1.88 per share were granted to Mr. Cavalier, options to purchase 100,000 shares at an exercise price of $1.88 per share were granted to each of Messrs. Coldrick and Mahoney and options to purchase 50,000 shares at an exercise price of $1.88 per share were granted to a now former director. All of the options are subject to various vesting provisions.

         On September 1, 1998, the Board of Directors approved the re-pricing of all of the aforementioned options granted to current directors (totaling options to purchase 400,000 shares) to a price of $1.22 per share, the fair-market value on the date of such re-pricing.

         On September 1, 1998, the Board of Directors approved the 1998 Non-qualified Stock Option (NQSO) Plan. The 1998 NQSO Plan authorized the grant, subject to approval by the Company's stockholders, on September 1, 1998 of stock options for 75,000 shares of Common Stock to each of Mr. Mahoney and Mr. Coldrick and for 100,000 shares to Mr. Cavalier, each of whom is neither an employee nor officer of the Company. Each of Mr. Massie and Mr. Wood also received a grant, subject to approval by the Company's stockholders, of 200,000 shares under the 1998 NQSO Plan. Mr. Moyer received a grant, subject to approval by the Company's stockholders, of 100,000 shares under the 1998 NQSO Plan. All such options have an exercise price of $1.22, the fair-market value on the date of grant. Upon joining the Board of Directors on February 22, 1999, Dr. Eimers was granted, subject to approval by the Company's stockholders, a stock option of 100,000 shares of Common Stock under the 1998 NQSO Plan at an exercise price of $1.0625, the fair-market value on the date of grant. Upon joining the Board of Directors on April 22, 1999, Mr. Dambrackas was granted, subject to approval by the Company's stockholders, a stock option of 100,000 shares of Common Stock at an exercise price of $1.4063, the fair-market value on the date of grant.

         The Company maintains the right to reprice options that it may grant under its existing stock option plans. On September 1, 1998, the Company repriced all employee and director options under all plans to $1.22 per share for those options priced in excess of this value. This price represented the closing market price of the Company's common stock on September 1, 1998. On February 22, 1999, the Company repriced all employee options under all plans to $1.0625 per share for all options priced in excess of this amount. This price represented the closing market price of the Company's common stock on February 22, 1999.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock on April 22, 1999 by (i) each person known to the Company who beneficially owns 5% or more of the 18,005,090 outstanding shares of its Common Stock, (ii) each director of the Company, (iii) each executive officer identified in the Summary Compensation Table above, and
(iv) all directors and executive officers of the Company as a group. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law.


                                                          Amount of Beneficial Ownership
                                                          ------------------------------
Name and Address of Beneficial Owner                     Number of Shares           Percent(1)
------------------------------------                     ----------------           ----------
Thomas L. Massie (2)                                         1,019,648                  5.66

John C. Cavalier (3)                                           227,185                  1.26

William B. Coldrick (4)                                        334,292                  1.86

Timothy E. Mahoney (5)                                          79,667                     *

Dr. Robert C. Eimers (6)                                             0                     *

William Dambrackas (7)                                               0                     *

Christopher P. Ricci (8)                                        33,334                     *

Gary M. Cebula (9)                                              19,667                     *

Brett A. Moyer (10)                                            178,667                     *

Thomas Hamilton (11)                                           128,975                     *

Steve R. Morton (12)                                           127,975                     *

Steven Wood (13)                                               132,796                     *

Richard J. O'Connell (14)                                      115,171                     *

William R. Schillhammer III (15)                                24,000                     *

All officers and directors as a group (14 persons)(16)       2,421,377                 13.45

-------------------------------------

*    Less than 1% of the outstanding Common Stock.
(1)  Unless  otherwise  indicated,  each person possesses sole voting and investment power with respect to the shares.
(2)  Includes 72,821 shares of Common Stock held by Mr.  Massie's wife and children.  Also includes 583,333 shares issuable  pursuant to stock options  exercisable at April 30,
     1999 or within 60 days thereafter but excludes  366,667 shares  issuable  pursuant to outstanding stock options that are not currently exercisable.


(3)  Includes 9,519 shares of Common Stock held in trust for Mr.  Cavalier.  Also includes
     216,666 shares issuable  pursuant to stock options  exercisable at April 30, 1999, or within 60 days thereafter.  Excludes 108,334 shares issuable  pursuant to outstanding stock options that are not currently exercisable.
(4)  Includes 7,369 shares of Common Stock held in escrow. Also includes 316,667 shares of
     Common Stock issuable pursuant to outstanding stock options  exercisable at April 30,
     1999, or within 60 days thereafter.  Excludes 108,333 shares of Common Stock issuable pursuant to outstanding stock options that are not currently exercisable.
(5)  Includes  76,667 shares issuable  pursuant to stock options  exercisable at April 30,
     1999, or within 60 days thereafter. Does not include 108,333 shares issuable pursuant to outstanding  stock options that are not exercisable at April 30, or within 60 days thereafter.
(6)  Does not include 100,000 shares  issuable  pursuant to outstanding  stock options that are not exercisable at April 30, 1999, or within 60 days thereafter.
(7)  Does not include 100,000 shares  issuable  pursuant to outstanding  stock options that are not exercisable at April 30, 1999, or within 60 days thereafter.
(8)  Includes  33,334 shares issuable  pursuant to stock options  exercisable at April 30,
     1999, or within 60 days thereafter. Does not include 116,666 shares issuable pursuant to outstanding stock options that are not exercisable at April 30, 1999, or within 60 days thereafter.
(9)  Includes  16,667 shares issuable  pursuant to stock options  exercisable at April 30,
     1999, or within 60 days thereafter.  Does not include 58,333 shares issuable pursuant to outstanding stock options that are not exercisable at April 30, 1999, or within 60 days thereafter.
(10) Includes 166,667 shares issuable  pursuant to stock options  exercisable at April 30,
     1999, or within 60 days thereafter. Does not include 183,333 shares issuable pursuant to outstanding stock options that are not exercisable at April 30, 1999, or within 60 days thereafter.
(11) Includes  14,400  shares of Common Stock held by Mr.  Hamilton's  children.  Includes
     53,333 shares  issuable  pursuant to stock options  exercisable at April 30, 1999, or within 60 days  thereafter.  Does not  include  76,667  shares  issuable  pursuant to outstanding  stock options that are not  exercisable  at April 30, 1999, or within 60 days thereafter.
(12) Includes  53,333 shares issuable  pursuant to stock options  exercisable at April 30,
     1999, or within 60 days thereafter.  Does not include 76,667 shares issuable pursuant to outstanding stock options that are not exercisable at April 30, 1999, or within 60 days thereafter.
(13) Includes  122,796  shares  owned  by a  corporation  of  which  Mr.  Wood is the sole shareholder.  Does not include 200,000 shares issuable  pursuant to outstanding stock options that are not exercisable at April 30, 1999, or within 60 days thereafter.
(14) Includes 110,000 shares issuable  pursuant to stock options  exercisable at April 30,
     1999, or within 60 days thereafter.  Does not include 90,000 shares issuable pursuant to outstanding stock options that are not exercisable at April 30, 1999, or within 60 days thereafter.
(15) Includes  20,000 shares issuable  pursuant to stock options  exercisable at April 30,
     1999, or within 60 days thereafter. Does not include 117,000 shares issuable pursuant to outstanding stock options that are not exercisable at April 30, 1999, or within 60 days thereafter.
(16) Includes  1,176,319 shares of Common Stock.  Also includes  1,621,667 shares issuable pursuant to options and warrants to purchase  Common Stock  exercisable  at April 30,
     1999, or within 60 days thereafter.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 1998, the Company paid Union Atlantic L. C. $155,652 for marketing consulting services rendered, agency services and standard business expenses in connection with the Company's acquisition of PC Video. Timothy Mahoney, who is a FOCUS director, is a partner of Union Atlantic.

Item 13. EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits

The following exhibits, required by Item 601 of Regulation SB, are filed as a part of this Annual Report on Form 10KSB or are incorporated by reference to previous filings as indicated by the footnote immediately following the exhibit. Exhibit numbers, where applicable, in the left column correspond to those of
Item 601 of Regulation SB.

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

         3.3      Restated Bylaws of the Company (1)

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

         4.4      Form of Warrant issued to Thomas James Associates, Inc. (1)

         10.1 Amended and Restated Employment Contract between the Company and a Corporate Officer, effective January 1, 1992 (1)

         10.2     1992 Stock Option Plan, as amended (4)

         10.3 Form of Incentive Stock Option Agreement, as amended, under the 1992 Stock Option Plan, as amended (1)

         10.4 Form of NonQualified Stock Option Agreement, as amended, under the 1992 Stock Option Plan, as amended (1)

         10.5     1993 NonEmployee Director Stock Option Plan (4)

         10.6 Form of NonQualified Stock Option Agreement under the 1993 NonEmployee Director Stock Option Plan (4)

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

         10.18 Warrant WK issued to a Private Lender, dated as of October 18, 1995 (5)

         10.19 Intercreditor and Subordination Agreement, dated as of October 18, 1994, by and between the Company, a Private Lender and Silicon Valley Bank (5)

         10.20 Debt Extension Agreement, dated as of February 22, 1995, by and between the Company and a Private Lender (5)

         10.21    1995 NonEmployee Director Stock Plan (7)

         10.22 Form of NonQualified Stock Option Agreement under the 1995 NonEmployee Director Stock Plan (6)

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

         10.39 Form of Subscription Agreement between the Company and various investors in the March 97 Offering (11)

         10.40 Form of Warrant issued to the placement agent in the March 97 Offering (11)

         10.41    1997 Director Stock Option Plan (12)

         10.42    Form of Director Stock Option Agreement (12)

         10.43    Key  Officer   NonQualified   Stock  Option  Agreement  for  a
                  Corporate Officer (12)

         10.44    Key  Officer   NonQualified   Stock  Option  Agreement  for  a
                  Corporate Officer (12)

         10.45    Key  Officer   NonQualified   Stock  Option  Agreement  for  a
                  Corporate Officer (12)

         10.46 Subscription Agreement between the Company and Smith Barney Fundamental Value Fund, Inc. dated September 8, 1997 (13)

         10.47 Form of Warrant dated September 10, 1997 issued to designees of the placement agent (13)

         10.48 Lease by Wakefield Ready Mixed Concrete Co., Inc. to FOCUS Enhancements, Inc. dated December 1, 1998

         11       Statement re Computation of Earnings [Loss] Per Share

         21       Subsidiaries of the Company

         23       Consent of Wolf & Company P.C., Independent Accountants

         27       Financial Data Schedule for year ended December 31, 1998

----------

1 Filed as an exhibit to the Company's Registration Statement on Form SB2, No. 3360248B, and incorporated herein by reference.

2 Filed as an exhibit to the Company's Current Report on Form 8K dated November 29, 1993, and incorporated herein by reference.

3 Filed as an exhibit to the Company's Form 10QSB for the period ended September 30, 1995, and incorporated herein by reference.

4 Filed as an exhibit to the Company's Form 10KSB for the year ended December 31, 1993, and incorporated herein by reference.

5 Filed as an exhibit to the Company's Form 10KSB for the year ended December 31, 1994, and incorporated herein by reference.

6 Filed as an exhibit to the Company's Registration Statement on Form S8, No. 3380651, filed with the Commission on December 19, 1995, and incorporated herein by reference.

7 Filed as an exhibit to the Company's Registration Statement on Form SB2, No. 3380033, and incorporated herein by reference.

8 Filed as an exhibit to the Company's Form 10QSB for the period ended June 30, 1995, and incorporated herein by reference.

9    Filed as an exhibit to the Company's Form 8K dated November 4, 1996.

10 Filed as an exhibit to the Company Form 10KSB for the year ended December 31, 1995 and incorporated herein by reference.

11 Filed as an exhibit to the Company's Registration Statement on Form S3, No. 33326911, filed with the Commission on May 12, 1997, and incorporated herein by reference.

12 Filed as an exhibit to the Company's Registration Statement on Form S8, No. 33333243, filed with the Commission on August 8, 1997, and incorporated herein by reference.

13   Filed as an exhibit to the Company's Form 8K dated September 10, 1997.


(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the fiscal quarter ended December 31, 1998.
                                       41

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



/s/ WOLF & COMPANY, P.C.

WOLF & COMPANY, P.C.

Boston, Massachusetts
April 9, 1999

                                                FOCUS ENHANCEMENTS, INC.
                                               CONSOLIDATED BALANCE SHEETS

                                                         ASSETS
                                                                                                December 31,
                                                                                                ------------
                                                                                            1998            1997
                                                                                            ----            ----
Current Assets:
     Cash and cash equivalents                                                         $  1,128,380    $    719,851
     Certificate of deposit                                                                 253,067            --
     Securities available for sale                                                          248,983         595,000
     Accounts receivable, net of allowances of $649,987 and $820,998 at December 31,
     1998 and 1997, respectively                                                          2,553,139       5,538,132
     Inventories                                                                          5,948,624       3,989,604
     Prepaid expenses and other current assets                                              217,092         470,907
                                                                                       ------------    ------------
         Total current assets                                                            10,349,285      11,313,494

Property and equipment, net                                                               1,272,477       1,068,918
Other assets, net                                                                           304,498         288,482
Goodwill, net                                                                               810,673       1,249,750
                                                                                       ------------    ------------

Total assets                                                                           $ 12,736,933    $ 13,920,644
                                                                                       ============    ============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                                     $    702,057    $  2,220,000
     Current portion of long-term debt                                                      283,180            --
     Obligations under capital leases                                                       119,536         102,320
     Accounts payable                                                                     5,999,694       5,515,913
     Accrued liabilities                                                                  1,810,025         855,961
                                                                                       ------------    ------------
         Total current liabilities                                                        8,914,492       8,694,194

Deferred income                                                                              84,212          84,212
Obligations under capital leases, noncurrent                                                321,760          73,855
Long-term debt, net of current portion                                                      538,597            --
                                                                                       ------------    ------------

         Total liabilities                                                                9,859,061       8,852,261
                                                                                       ------------    ------------
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 3,000,000 shares authorized; none issued                 --              --
     Common  stock, $.01 par value; 25,000,000 shares authorized, 18,005,090 and            180,051         140,102
     14,010,186 shares issued and outstanding at December 31, 1998 and 1997, respectively
     Additional paidin capital                                                           38,913,304      27,339,892
     Accumulated deficit                                                                (35,198,935)    (22,411,611)
     Note receivable, common stock                                                         (316,418)           --
     Treasury stock at cost, 450,000 shares                                                (700,130)           --
                                                                                       ------------    ------------
         Total stockholders' equity                                                       2,877,872       5,068,383
                                                                                       ------------    ------------
         Total liabilities and stockholders' equity                                    $ 12,736,933    $ 13,920,644
                                                                                       ============    ============

                  The accompanying notes are an integral part of the consolidated financial statements.

                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Years ended December 31,
                                                 ------------------------
                                                   1998            1997
                                                   ----            ----

Net sales                                     $ 18,440,226    $ 21,026,011
Cost of goods sold                              15,410,912      15,091,641
                                              ------------    ------------

     Gross profit                                3,029,314       5,934,370
                                              ------------    ------------

Operating expenses:
     Sales, marketing and support                6,901,546       4,647,657
     General and administrative                  2,166,352       1,973,502
     Research and development                    1,698,977       1,112,487
     Depreciation and amortization expense       1,499,496         425,989
     Impairment of goodwill                      3,053,880            --
                                              ------------    ------------

         Total operating expenses               15,320,251       8,159,635
                                              ------------    ------------

Loss from operations                           (12,290,937)     (2,225,265)
Interest expense, net                             (225,802)       (266,095)
Loss on securities available for sale             (346,017)           --
Other income, net                                  100,073         510,378
                                              ------------    ------------

Loss before income taxes                       (12,762,683)     (1,980,982)

Income tax expense                                  24,641           5,097
                                              ------------    ------------

Net loss                                      $(12,787,324)   $ (1,986,079)
                                              ============    ============

Loss per common share:
     Basic                                    $      (0.78)   $      (0.16)
                                              ============    ============
     Diluted                                  $      (0.78)   $      (0.16)
                                              ============    ============

Weighted average common shares outstanding:
     Basic                                      16,336,872      12,727,934
                                              ============    ============
     Diluted                                    16,336,872      12,727,934
                                              ============    ============



               The accompanying notes are an integral part of the
                       consolidatedfinancial statements.

                                             FOCUS ENHANCEMENTS, INC.
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      YEARS ENDED DECEMBER 31, 1998 and 1997

                                      Common Stock                                            Note                        Total
                                  -------------------      Additional      Accumulated     Receivable,    Treasury    Stockholders'
                                  Shares       Amount    Paid-in Capital     Deficit       Common Stock     Stock         Equity
                                  ------       ------    ---------------     -------       ------------     -----         ------

Balance at December 31, 1996    11,301,845   $  113,018    $ 21,285,037   $ (20,425,532)      $ --         $    --      $  972,523

Issuance of common stock           315,160        3,152         501,287                         --              --         504,439
upon exercise of stock                                                            --
options and warrants

Issuance of common stock         2,393,181       23,932       5,553,568                         --              --       5,577,500
from private offerings, net                                                       --
of issuance cost  of
$359,431
Net loss                             --           --              --         (1,986,079)        --              --      (1,986,079)
                                ----------    ---------    ------------    ------------    ----------       ---------   ----------

Balance at December 31, 1997    14,010,186      140,102      27,339,892     (22,411,611)        --              --       5,068,383

Issuance  of  common   stock     2,429,958       24,299       7,296,082                     (316,418)           --       7,003,963
upon   exercise   of   stock                                                     --
options and warrants

Issuance  of  common   stock     1,092,150       10,922       2,816,433          --             --              --       2,827,355
from private offerings,  net
of    issuance    costs   of
$172,645

Issuance  of  common   stock       472,796        4,728       1,460,897          --             --              --       1,465,625
for  acquisitions of Digital
Vision,  Inc.  and PC  Video
Conversion, Inc.

Purchase of treasury stock            --           --             --             --             --           (700,130)    (700,130)

Net loss                              --           --             --        (12,787,324)        --              --     (12,787,324)
                                ----------  -----------     ------------    -----------   ----------     ------------  -----------

Balance at December 31, 1998    18,005,090     $180,051     $ 38,913,304   $(35,198,935)  $ (316,418)    $   (700,130)  $2,877,872
                                ==========  ===========     ============   ============   ==========     ============   ==========


                        The accompanying notes are an integral part of the consolidated financial statements.

                                             FOCUS ENHANCEMENTS, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                        Years Ended December 31,
                                                                                        ------------------------
Cash flows from operating activities:                                                     1998             1997
                                                                                          ----             ----

 Net loss                                                                             $(12,787,324)   $ (1,986,079)

 Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation and amortization                                                         1,499,496         425,989

   Amortization of discount on note payable                                                 17,696            --

   Gain on settlement of accounts payable                                                     --          (244,176)

   Securities received on sale of networking assets                                           --          (595,000)

   Deferred income                                                                            --            84,212

   Loss on securities available for sale                                                   346,017            --

   Write down of impaired goodwill                                                       3,053,880            --

   Changes in operating assets and liabilities, net of the effects of acquisitions;

          (Increase) decrease in accounts receivable                                     3,324,750      (2,324,567)

          Decrease (increase) in inventories                                            (1,587,185)     (2,014,223)

          Decrease (increase) in prepaid expenses and other assets                         237,799        (405,559)

          Increase (decrease) in accounts payable                                          386,892       2,175,805

          Increase (decrease) in accrued liabilities                                       916,044         227,657
                                                                                      ------------    ------------
   Net cash used in operating activities                                                (4,591,935)     (4,655,941)
                                                                                      ------------    ------------

Cash flows from investing activities:

   Increase in certificate of deposit                                                     (253,067)           --

   Purchase of property and equipment                                                     (858,011)       (653,926)

   Cash paid in acquisitions, net of cash received                                        (930,563)           --
                                                                                      ------------    ------------
Net cash used in investing activities                                                   (2,041,641)       (653,926)
                                                                                      ------------    ------------

Cash flows from financing activities:

   Payments on notes payable and long-term debt                                         (1,953,900)       (297,458)

   Payments under capital lease obligations                                               (135,183)       (168,657)

   Payments for purchase of treasury stock                                                (700,130)           --

   Net proceeds from private offerings of common stock                                   2,827,355       5,577,500

   Net proceeds from exercise of common stock options and warrants                       7,003,963         504,439
                                                                                      ------------    ------------
Net cash provided by financing activities                                                7,042,105       5,615,824
                                                                                      ------------    ------------

Net increase in cash and cash equivalents                                                  408,529         305,957

Cash and cash equivalents at beginning of year                                             719,851         413,894
                                                                                      ------------    ------------
Cash and cash equivalents at end of year                                              $  1,128,380    $    719,851
                                                                                      ============    ============


Supplemental Cash Flow Information:

   Interest paid                                                                       $   200,129     $   153,549

   Income taxes paid                                                                         5,020           5,414

   Equipment acquired under capital leases                                                 400,304         140,034

Sale of networking assets (Note 7)

Supplemental schedule of non-cash investing and financing activities:
On March 31, 1998, the Company purchased certain assets and assumed certain liabilities of Digital Vision, Inc. as follows:

Fair value of tangible assets acquired                             $    224,957
Fair value of liabilities assumed                                      (384,495)
                                                                   ------------
Fair value of net assets (liabilities) acquired                        (159,538)

Common stock issued                                                  (1,115,625)
Cash paid                                                               (46,980)
                                                                   -------------
Excess of cost over fair value of net assets acquired              $ (1,322,143)
                                                                   =============


On July 29, 1998, the Company purchased certain assets and assumed certain liabilities of PC Video Conversion Inc. as follows:

Fair value of tangible assets acquired                              $   613,336
Fair value of liabilities assumed                                       (80,367)
                                                                    -----------
Fair value of net assets acquired                                       532,969

Common stock issued                                                    (350,000)
Cash paid                                                              (700,000)
Note payable                                                           (910,085)
Acquisition costs                                                      (229,781)
                                                                    -----------
Excess of cost over fair value of net assets acquired               $(1,656,897)
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

         Basis of Presentation. The consolidated financial statements include the accounts of the Company and its whollyowned subsidiaries PC Video Conversion, Inc., Lapis Technologies, Inc., TView, Inc., and FOCUS Enhancements B.V. (a Netherlands corporation). On March 31, 1998, the Company acquired certain assets and assumed certain liabilities of Digital Vision, Inc. in a transaction accounted for under the purchase method of accounting. On July 29, 1998, the Company acquired certain assets and assumed certain liabilities of PC Video Conversion, Inc. in a transaction accounted for under the purchase method of accounting. All intercompany accounts and transactions have been eliminated upon consolidation.

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

                                            Years Ended December 31,
                                            ------------------------
                                               1998            1997
                                               ----            ----
Net sales                                $  20,023,000    $ 24,098,000
Loss from operations                       (11,753,700)     (1,797,000)
Net loss                                   (12,254,500)     (1,559,300)
Net loss per common share
          Basic                          $        (.73)   $       (.12)
          Diluted                        $        (.73)   $       (.12)

         Use of Estimates. The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Actual results may differ from estimated amounts. Significant estimates used in preparing these financial statements related to accounts receivable allowances, stock balancing allowances, inventory valuation, deferred tax asset valuation and the recoverability of goodwill related to acquisitions. It is at least reasonably possible that the estimates will change within the next year.

         Financial Instruments. The carrying amounts reflected in the consolidated balance sheets for cash, receivables and accounts payable approximate the respective fair values due to the shortterm maturity of these instruments. Notes payable and long-term debt approximate the respective fair values as these instruments bear interest at terms that would be available through similar transactions with other third parties. The fair value of securities available for sale are based on the quoted market prices.

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

         Inventories. Inventories are stated at the lower of cost or market value using the firstin, firstout method, but not in excess of net realizable value. The Company periodically reviews its inventories for potential slow moving or obsolete items and provides valuation allowances for specific items, as appropriate.

         Property and Equipment. Property and equipment are recorded at cost and depreciated using the straightline method over the estimated useful lives of the related assets as set forth below. Equipment leased under capital leases is stated at the present value of future lease obligations and is amortized over estimated useful lives.

Category                             Depreciation Period
--------                             -------------------
Equipment                            3 years
Furniture and fixtures               5 years
Tooling and dies                     1-2 years
Purchased software                   1-3 years
Leasehold improvements               Lesser of 5 years or the term of the lease

         Goodwill. Goodwill resulting from business combinations is amortized on a straightline basis over periods ranging from five to seven years. The Company evaluates the net realizable value of goodwill periodically based on a number of factors including operating results, business plans, budgets and economic projections. The Company's evaluation also considers nonfinancial data such as market trends, customer relationships, product development cycles and changes in management's market emphasis.

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

         Stock Compensation Plans. In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for StockBased Compensation." This statement encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the fair value of the award which is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, accordingly, under APB Opinion No. 25, no compensation cost is recognized. The Company has elected to continue with the accounting prescribed in APB Opinion No. 25 and, as a result, must make pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

         Net Income (Loss) Per Share. In February 1997, FASB issued SFAS No. 128, "Earnings per Share" which requires earnings per share to be calculated on a basic and dilutive basis. Basic earnings per share represents income available to common stock divided by the weightedaverage number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants, and are determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment to income as a result of the conversion. For the years ended December 31, 1998 and 1997, options and warrants applicable to 4,937,645 shares and 6,681,903 shares, respectively were antidilutive and excluded from the diluted earnings per share computation.

         Recent Accounting Pronouncements. In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain FASB statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on availableforsale securities and foreign currency items, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. SFAS No. 130 requires that all items of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Additionally, SFAS No. 130 requires that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paidincapital in the equity section of the balance sheet. The Company adopted these disclosure requirements beginning in the first quarter of 1998. There was no accumulated comprehensive income at December 31, 1998 and 1997.

In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Statement also requires descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used by the enterprise in its generalpurpose financial statements, and changes in the measurement of segment amounts from period to period.

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

2.       Fourth Quarter of 1998

         In the fourth quarter of 1998, the Company sustained a net loss of $14,235,000. This loss was due to significant sales returns and certain year-end adjustments made in the fourth quarter. A summary of the effect of sales returns and the significant year-end adjustments follows:


Description                                       Amount
-----------                                       ------
Sales returns                                   $3,455,000
Impairment loss goodwill                         3,054,000
Inventory adjustments                            1,929,000
Fixed asset adjustments                            766,000
Price protection accruals                          645,000
Write down of investment                           346,000
Marketing accruals                               1,480,000

3.       Inventories

         Inventories at December 31, consist of the following:

                                   1998               1997
                                   ----               ----

Raw materials                  $   230,364        $   685,160
Finished goods                   5,718,260          3,304,444
                               -----------        -----------
                Totals         $ 5,948,624        $ 3,989,604
                               ===========        ===========

In the fourth quarter of 1998, the Company performed a detailed review of its inventories. As a result of this review, the Company identified certain excess and obsolete inventory items and also determined that the cost of certain inventory items required adjustments to their estimated net realizable value. As a result of this inventory review, the Company charged approximately $1,929,000 to expenses in the fourth quarter of 1998, thereby increasing its inventory reserves to approximately $2,168,000 at December 31, 1998.

4.       Property and Equipment

         Property and equipment consist of the following at:

                                                 December 31,
                                                 ------------
                                            1998             1997
                                            ----             ----
Equipment                               $  878,471       $1,478,696
Furniture and fixtures                     132,522          442,749
Leasehold and improvements                 134,599          179,573
Tooling and dies                           492,406          548,639
Purchased software                          29,100           70,632
                                        ----------       ----------
                                         1,667,098        2,720,289
Less accumulated depreciation and
   amortization                            394,621        1,651,371
                                        ----------       ----------
Net book value                          $1,272,477       $1,068,918
                                        ==========       ==========

         Depreciation and amortization expense related to property and equipment for the years ended December 31, 1998 and 1997 totaled $1,135,259 and $ 208,633, respectively.

         In the fourth quarter of 1998, the Company performed a detailed review of its property and equipment accounts. As a result of this review, certain assets were written off and the estimated useful lives of certain assets were revised. The effect of these revisions and write-offs resulted in additional depreciation expense of approximately $766,000.

5.       Other Assets

Notes Receivable.

On January 5, 1996, an officer of the Company borrowed $40,000 under a promissory note bearing interest at 8.5% per annum. This amount is in addition to an existing $30,000 promissory note to the same officer. In November 1998, the same officer of the Company borrowed an additional $70,000 under a promissory note bearing interest at 8.5% per annum.

Restricted Assets

As part of the Company's acquisition of TView, Inc. in September 1996, the Company assumed a $125,000 irrevocable standby letter of credit with a bank to secure office space in Beaverton, Oregon. During 1997, the Company placed $125,000 in an interest bearing account at the Company's bank to secure the letter of credit. This amount has been recorded as an other asset as of December 31, 1998 and 1997.

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

Term Loan, Bank.

On March 31, 1998, the Company assumed a $329,953 bank loan resulting from the purchase of certain assets and the assumption of certain liabilities of Digital Vision, Inc. The borrowings bear interest at the prime rate plus 2% (9.75 % at December 31, 1998). The outstanding balance is payable in monthly installments, with interest, until the loan expiration date of June 30, 1999. At December 31, 1998, the outstanding amount owed on this loan was $82,057.

Long-Term Debt.

On July 29, 1998, the Company issued a $1,000,000 note payable to a related party in conjunction with the acquisition of PC Video providing for the payment of principal and interest at 3.5 % over a period of 36 months. The Company computed a discount of $89,915 on this note based on its incremental borrowing rate. Maturities of long-term debt at December 31, 1998 are as follows:


1999                           $ 283,180
2000                             312,556
2001                             226,041
                               ---------
Total                          $ 821,777
                               =========

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

8.       Commitments

Leases.

The Company leases office facilities and certain equipment under operating leases. Under the lease agreements, the Company is obligated to pay for utilities, taxes, insurance and maintenance. Total rent expense for the years ended December 31, 1998 and 1997 was approximately $351,000 and $300,000, respectively.

The Company leases certain computer and office equipment under capital leases with fiveyear terms. The carrying values of assets under capital leases were $496,982 and $236,301 at December 31, 1998 and 1997, respectively, which is net of accumulated amortization of $442,901and $40,421, respectively. The cost and net book value of capitalized leased assets are included in property and equipment.

Minimum lease commitments at December 31, 1998 are as follows:

                                            Capital Leases     Operating Leases
                                            --------------     ----------------

1999                                          $ 165,614           $   491,607
2000                                            162,613               317,285
2001                                            114,595               254,382
2002                                             62,387               216,216
2003                                             40,449               210,660
Thereafter                                           --                51,984
                                              ---------           -----------
Total minimum lease payments                    545,658           $ 1,542,134
                                              =========           ===========

Less amounts representing interest              104,362
                                              ---------
Present value of minimum obligations            441,296
Less current portion                            119,536
                                              ---------
Non-current portion                           $ 321,760
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

Purchase Commitment.

The Company has agreed to purchase a minimum of $2,500,000 of cables and other products from Advanced Electronic Support Products, Inc. ("AESP") during the three-year period ending September 29, 2000, with a one year automatic renewal. In return, the Company has received certain pricing commitments over the term of the master purchase agreement. For the period October 1, 1997 through March 31, 1999, the Company purchased approximately $685,000 of products from AESP. In the event that the Company does not purchase at least $2,500,000 of cables and other products during the initial threeyear term of the master purchase agreement, the Company must pay AESP an amount equal to 20% of the difference between $2,500,000 and the aggregate amount of purchases.

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

During the year ended December 31, 1998, the Company issued at various times, 453,111 shares of common stock resulting from other exercises of options and warrants, receiving cash and notes receivable of approximately $774,000. On June 1, 1998, the Company recorded a note receivable in the amount of $316,418 in connection with the exercise of stock options to purchase 171,000 shares of common stock by a former director. The note is due on demand and bears interest at 8% due quarterly. At December 31, 1998, the note receivable has been recorded as an offset to stockholders' equity.

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

On March 27, 1997, the Company completed a financing of $1,650,000 in gross proceeds for the sale of 1,100,000 shares of common stock in a private placement to unaffiliated accredited investors. The shares issued as part of this transaction were registered through Form S3 with the Securities and Exchange Commission on May 12, 1997. Fees and expenses associated with this offering amounted to $55,000 yielding net proceeds of $1,595,000. In connection with this transaction, the Board of Directors authorized the grant of warrants to the placement agent to purchase 110,000 shares of the Company's common stock at $1.6875 per share exercisable for a period of five years.

On September 10, 1997, the Company sold 1,000,000 shares of common stock for $3,810,000 in gross proceeds in a private placement to Smith Barney Fundamental Value Fund, Inc. Because the last sale price of the Company's common stock was less than $3.00 per share for 20 consecutive trading days during the 12 month period following the closing, the Company issued seven year warrants to purchase 333,000 shares of common stock at $3.00 per share to the investor. The shares issued and issuable as part of this transaction were registered on a Form S3 with the Securities and Exchange Commission. Fees and expenses associated with this offering amounted to approximately $240,000, yielding net proceeds of
$3,570,000. In connection with this transaction, the Board of Directors authorized the grant of warrants to the placement agent to purchase 100,000 shares of the Company's common stock at $6.00 per share exercisable for a period of five years.

During the year ended December 31, 1997, the Company issued at various times, 121,596 shares of common stock resulting from the exercise of public and private warrants, receiving proceeds of approximately $209,700. Additionally, during the year ended December 31, 1997, stock options to purchase 193,564 shares of common stock were exercised for proceeds of approximately $294,700.

Common Stock Purchase Warrants.

Common stock warrant activity is summarized as follows:

                                                    1998                                   1997
                                       -------------------------------         ------------------------------
                                                          Grant Price                           Grant Price
                                        Shares               Range               Shares            Range
                                       ----------        -------------         ---------        -------------
Warrants outstanding at                3,715,507         $0.90 - $9.11         3,218,060        $0.90 - $9.11
beginning of year

Anti-dilution adjustment                  61,237                                 298,910
Warrants granted                         682,074         $2.75 - $4.21           323,333        $1.69 - $6.00
Warrants exercised                    (2,035,180)        $1.22 - $3.73          (121,596)       $1.69 - $1.69
Warrants canceled                     (1,405,309)        $3.25 - $3.81            (3,200)       $1.29 - $2.35
                                    ------------         -------------       -----------        -------------
Warrants outstanding at                1,018,329         $0.90 - $9.11         3,715,507        $0.90 - $9.11
end of year                         ============         =============      ============        =============

Warrants exercisable at                1,018,329         $0.90 - $9.11         3,657,174        $0.90 - $9.11
end of year                         ============         =============      ============        =============

Weighted average fair
value of warrants granted                         $1.25                                   $1.87
during the year


1992 Stock Option Plan.

The Company's 1992 Stock Option Plan (the "Plan"), provides for the granting of incentive and nonqualified options to purchase up to approximately 1,800,000 shares of common stock. Incentive stock options may be granted to employees of the Company. Nonqualified options may be granted to employees, directors or consultants of the Company. Incentive stock options may not be granted at a price less than 100% (110% in certain cases) of the fairmarket value of common stock at date of grant. Nonqualified options may not be granted at a price less than 85% of fairmarket value of common stock at date of grant. As of December 31, 1998, all options granted under the plan were issued at market value at the date of grant. Options generally vest annually over a threeyear period and are exercisable over a fiveyear period from date of grant. The term of each option under the Plan is for a period not exceeding ten years from date of grant. During 1998 and 1997, the Board of Directors authorized reductions in the exercise price of certain options granted under the plan to prices reflecting the market value on the re-pricing date. As of December 31, 1998, options under the Plan to purchase 1,494,316 shares of the Company's common stock were outstanding with exercise prices of $1.22 to $1.34 per share.

1993 Director Stock Option Plan.

The 1993 Director Plan offers nonqualified stock options to members of the Board of Directors who are neither employees nor officers of the Company. The 1993 Director Plan authorized the grant of options to purchase up to an aggregate of 125,000 shares of common stock. As of December 31, 1998, there were no options outstanding under this plan.

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

1995 Key Officer Non Qualified Stock Options.

In April 1995, the Board of Directors authorized and ratified on June 26, 1995, the issuance to two officers warrants to purchase an aggregate of 500,000 shares of Series A Preferred Stock at $1.10 per share. In accordance with their terms, the Series A warrants were automatically exchanged for nonqualified options to purchase an equivalent number of shares of common stock at $1.10 per share in August 1995. The options are 100% vested and expire in April 2002. As of December 31, 1998, options to purchase 500,000 shares of the Company's common stock were outstanding with an exercise price of $1.10 per share.

1997 Director Stock Option Plan.

In March 1997, the Board of Directors adopted the 1997 Director Stock Option Plan (the "1997 Director Plan"), subject to stockholder approval which was received on July 25, 1997. The 1997 Director Plan authorized the grant of options to purchase up to an aggregate of 1,000,000 shares of common stock. Each nonemployee director who was in office on March 19, 1997 received an automatic grant of an option to purchase shares of common stock ranging between 100,000 and 200,000 shares based on time of service. The exercise price per share of options granted under the 1997 Director Plan is 100% of the market value of the common stock of the Company on the date of grant. Options granted under the 1997 Director Plan are exercisable over a fiveyear period with vesting determined at varying amounts over a three year period. As of December 31, 1998, options under the 1997 Director Plan to purchase 450,000 shares of the Company's common stock were outstanding with an exercise price between $ 1.22 and $1.88 per share.

1997 Key Officer Non Qualified Stock Options.

In March 1997, the Board of Directors authorized the grant of nonqualified stock options to certain key officers of the Company (the "1997 Key Officer Agreements"). The 1997 Key Officer Agreements related to the grant of options to purchase up to an aggregate of 920,000 shares of common stock. The exercise price per share of options granted under the 1997 Key Officer Agreements equaled 100% of the market value of the common stock of the Company on the date of grant. Options granted under the 1997 Key Officer Agreements are exercisable in installments over a three-year period. As of December 31, 1998, options under the 1997 Key Officer Agreements to purchase 750,000 shares of the Company's common stock were outstanding with exercise prices of $1.22 per share.

1998 Director Stock Option Plan.

On September 1, 1998, the Board of Directors adopted, subject to stockholder approval, the 1998 Non-qualified Stock Option Plan (the "1998 NQSO Plan"). The 1998 NQSO Plan authorized the grant of options to purchase up to an aggregate of 1,250,000 shares of common stock. Each nonemployee director who was in office on September 1, 1998 received an automatic grant of an option, subject to stockholder approval, to purchase 75,000 shares of common stock. Employee officers and directors received a grant of an option to purchase shares of common stock ranging from 10,000 to 200,000 shares based upon time of service. The exercise price per share of options granted under the 1998 NQSO Plan is 100% of the market value of the common stock of the Company on the date of grant. Options granted under the 1998 NQSO Plan are exercisable over a fiveyear period with vesting determined at varying amounts over a three year period. As of December 31, 1998, options under the 1998 NQSO Plan to purchase 750,000 shares of the Company's common stock were outstanding with an exercise price of $1.22.

A summary of the status of the Company's outstanding stock options as of December 31, 1998 and 1997, and the changes during the years then ended, is presented below:

                                                            1998                                  1997
                                             ------------------------------------  -----------------------------------

                                                                      Weighted                             Weighted
                                                                      Average                              Average
                                              Shares               Exercise Price       Shares          Exercise Price
                                              ------               --------------       ------          --------------

Options outstanding                           2,966,396                 $1.81         1,763,604              $2.57
at beginning of year
Options granted                               3,873,680                  1.42         1,923,750               1.88
Options exercised                              (394,778)                 1.90          (193,564)              1.52
Options canceled                             (2,525,982)                $1.96          (527,394)              3.17
                                           ------------                             -----------

Options outstanding                           3,919,316                 $1.22         2,966,396              $1.81
                                           ============                             ===========
at end of year

Options exercisable                           1,289,536                 $1.20           954,830              $1.54
                                           ============                             ===========
at end of year

Weighted   average   fair   value  of                                   $ .92                                $1.12
options granted during the year


Information pertaining to options outstanding at December 31, 1998 is as follows:

                                         Options Outstanding                               Options Exercisable
                          ------------------------------------------------         -------------------------------

                                               Weighted           Weighted                                Weighted
                                               Average             Average                                 Average
Exercise Prices           Outstanding         Remaining           Exercise          Exercisable           Exercise
                           12/31/98              Life               Price             12/31/98              Price
                           --------              ----               -----             --------              -----

$1.10                        500,000           1.26 yrs             $1.10             500,000               $1.10
$1.22                      3,232,948           4.67 yrs              1.22             727,293                1.22
$1.34                        136,368           4.90 yrs              1.34              12,243                1.34
$1.88                         50,000           3.20 yrs              1.88              50,000                1.88
Outstanding at             3,919,316           4.22 yrs              1.22           1,289,536                1.20
December 31, 1998          =========                                                =========


Stockbased Compensation.

At December 31, 1998, the Company has four plans and non-plan stock options that are described above. The Company applies APB Opinion No. 25 and related interpretations in accounting for the plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stockbased compensation plans and nonplan stock options outstanding been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                                    Years ended December 31,
                                                    ------------------------
                                                    1998               1997
                                                    ----               ----

Net loss                     As reported       ($12,787,324)      ($1,986,079)
                             Pro forma         ($14,483,121)      ($2,840,079)
Basic loss per share         As reported       ($       .78)      ($      .16)
                             Pro forma         ($       .89)      ($      .22)
Diluted loss per share       As reported       ($       .78)      ($      .16)
                             Pro forma         ($       .89)      ($      .22)


Common stock equivalents have been excluded from all calculations of loss per share and pro forma loss per share in 1998 and 1997 because the effect of including them would be antidilutive.

The fair value of each grant is estimated on the date of the grant using the BlackScholes optionpricing model with the following weightedaverage assumptions used for grants in 1998 and 1997, respectively; dividend yield of 0.0 percent; expected volatility of 75% and 66%, riskfree interest rates of 6.0% and 5.0% and expected lives of 5.0 and 5.0 years.

In addition, the Company maintains the right to re-price the options under such plans to reflect devaluation in the market value of its common stock. On September 1, 1998, the Company re-priced all employee and director options under all plans to $1.22 per share for those options priced in excess of this value. This price represented the closing market price of the Company's common stock on September 1, 1998. On February 22, 1999, the Company re-priced all employee options under all plans to $1.0625 per share for all options priced in excess of this amount. This price represented the closing market price for the Company's common stock on February 22, 1999. The FASB has issued a proposed interpretative release - Stock Compensation - Interpretation of APB No. 25, which will have a prospective impact on the Company's stock option plans, if adopted.

10.      Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. Allocation of the provision for income taxes between federal and state income taxes is as follows:


                                                   Years Ended December 31,
                                                   ------------------------
Current:                                             1998            1997
                                                     ----            ----
      Federal income taxes                          $  --          $  --
      State income taxes                             24,641          5,097
                                                    -------        -------
                                                     24,641          5,097
      Deferred federal and state income taxes          --             --
                                                    -------        -------
                                                    $24,641        $ 5,097
                                                    =======        =======

The differences between the provisions for income taxes from the benefits computed by applying the statutory Federal income tax rate are as follows:

                                                                Years Ended December 31,
                                                                ------------------------
                                                                1998               1997
                                                                ----               ----
Benefit computed at statutory rate (34%)                    ($4,339,000)       ($  673,500)
State income tax benefit, net of federal tax                (   766,000)       (   124,000)
Increase in valuation allowance on deferred tax asset         5,029,000            536,000
Other, net                                                      100,641            266,597
                                                            -----------        -----------
                                                            $    24,641        $     5,097
                                                            ===========        ===========

The net deferred tax asset consists of the following:


                                                    December  31,
                                           ------------------------------
                                                1998             1997
                                                ----             ----

Deferred tax asset                          $ 15,065,000    $ 10,036,000
Deferred tax liability                              --              --
Valuation allowance on deferred tax asset    (15,065,000)    (10,036,000)
                                            ------------    ------------
Net deferred tax asset                      $       --      $       --
                                            ============    ============

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

                                                                  December 31,
                                                                  ------------
                                                              1998            1997
                                                              ----            ----
Net operating loss carry forward                        $  9,909,000    $  6,872,000
Income tax credit carry forward                              185,000         173,000
Tax basis in excess of book basis of fixed assets            157,000         137,000
Book inventory cost less than tax basis                      867,000         157,000
Reserve for bad debts not deductible for income taxes        260,000         328,000
Tax basis in excess of book basis of other assets            466,000         465,000
Tax basis in subsidiaries in excess of book value          3,221,000       1,904,000
                                                        ------------    ------------
                                                          15,065,000      10,036,000
Valuation allowance on deferred tax asset                (15,065,000)    (10,036,000)
                                                        ------------    ------------
Net deferred tax asset                                  $       --      $       --
                                                        ============    ============

A summary of the change in the valuation allowance on deferred tax assets is as follows:

                                                    Years Ended December 31,
                                                    ------------------------
                                                      1998           1997
                                                      ----           ----
Balance at beginning of year                       $10,036,000   $ 9,500,000

Addition to the allowance for the benefit of net
   operating loss carry forwards not recognized      5,029,000       536,000
                                                   -----------   -----------
Balance at end of year                             $15,065,000   $10,036,000
                                                   ===========   ===========

At December 31, 1998, the Company has the following carry forwards available for income tax purposes:


Federal net perating loss carry forwards expiring in
various amounts through 2013                                      $ 24,772,000
                                                                  ============

State net operating loss carry forwards expiring in
various amounts through 2003                                      $ 20,772,000
                                                                  ============

Credit for research activities                                    $    185,000
                                                                  ============


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

In the fourth quarter of 1998, as a result of its evaluation of the impairment of intangible assets related to this acquisition, the Company wroteoff the balance of the goodwill in the amount of approximately $543,000. The evaluation considered the Company's recent acquisitions, the declining Macintosh marketplace, shifting of the market to PC-based products and technological advances, and projected future sales of Lapis products. At December 31, 1997, the balance of the goodwill was $657,140 net of accumulated amortization and writeoffs of $2,341,607.

TView, Inc. Effective September 30, 1996, FOCUS acquired all of the capital stock of TView, Inc. ("TView"). The business combination has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired based on their estimated fair value. This accounting treatment resulted in approximately $716,000 of goodwill that will be amortized over its estimated benefit period of seven years. At December 31, 1998 and 1997, the balance of the goodwill was $488,355 and $592,610, net of accumulated amortization of $227,669 and $123,414, respectively.

On March 31, 1998, the Company issued 350,000 shares of common stock valued at approximately $1,115,600 in conjunction with the acquisition of certain assets of Digital Vision, Inc. ("Digital Vision"). Shares issued as part of this transaction have been registered under the Securities Act of 1933. In addition, the Company agreed to pay approximately $47,000 in cash for net liabilities with a fair value of approximately ($160,000), consisting of accounts receivable ($164,400), inventory ($60,600) offset by the assumption of notes payable ($330,000) and accounts payable ($55,000). At March 31, 1998, the Company recorded goodwill of approximately $1,322,000 as a result of this acquisition.

In the fourth quarter of 1998, as a result of its evaluation of the impairment of intangible assets related to this acquisition, the Company wroteoff a portion of the goodwill in the amount of approximately $1,070,000. Upon evaluation of the product line, the Company deemed that only two products warranted inclusion in its family of products. However, this In-Video product line was not widely accepted by the Company's customer base due to significant competition in its category, limited product features in comparison with the competition, and its cost structure required pricing higher then many of the competing products. In addition, no proprietary technology was acquired with this acquisition. As a result of a discounted cash flow analysis in December 1998, the Company determined goodwill recorded on the acquisition of Digital Vision should be written down to approximately $127,000. The operations of Digital Vision have been included in the financial statements of the Company since April 1, 1998.

On July 29, 1998, the Company acquired certain assets and assumed certain liabilities of PC Video Conversion, Inc. ("PC Video"). At the closing, the Company paid PC Video $700,000 in cash and delivered a promissory note in the principal amount of $1,000,000 providing payment of principal and interest at 3.5% over a period of 36 months. The Company computed a discount of $89,915 on the note based on its incremental borrowing rate. In addition, the Company issued 122,796 shares of common stock as a result of the acquisition, which were valued at $350,000 and the Company has agreed to register the shares under the Securities Act of 1933, as amended, by no later than May 15, 1999. The Company also assumed $80,367 of liabilities in connection with this acquisition. The acquisition was accounted for as a purchase and resulted in goodwill of approximately $1,657,000.

The Company paid Union Atlantic LC $155,652 for marketing consulting services rendered, agency services and standard business expenses in connection with the purchase of PC Video. A Director of the Company is a partner of Union Atlantic.

In the December 1998, as a result of its evaluation of the impairment of intangible assets related to this acquisition, the Company wroteoff a portion of the goodwill in the amount of approximately $1,441,000 resulting in a December 31, 1998 balance of approximately $195,000. The evaluation considered a limited distribution network, limited product features in comparison with the competition, and the lack of proprietary technology. However, after an evaluation of the technical engineering resources and product vision, management of the Company restructured the PC Video business into a professional products research and development center and consolidated its remaining operating activities into its corporate office. This restructuring resulted in approximately $70,000 in one-time charges in 1998.

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FOCUS ENHANCEMENTS, INC.



                                           By: /s/ Thomas L. Massie
                                           Thomas L. Massie
                                           President, Chief Executive Officer
                                           and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     Signature                      Title                             Date



/s/ Thomas L. Massie        President, CEO &                     April 30, 1999
Thomas L. Massie            Chairman of the Board


/s/ Gary M. Cebula          Vice President of Finance            April 30, 1999
Gary M. Cebula              & Administration
                            (Principal Accounting Officer)


/s/ John C. Cavalier
John C. Cavalier            Director                             April 30, 1999


/s/ William B. Coldrick
William B. Coldrick         Director                             April 30, 1999


_______________________
Timothy E. Mahoney          Director


/s/ Robert C. Eimers
Robert C. Eimers            Director                             April 30, 1999


/s/ William Dambrackas
William Dambrackas          Director                             April 30, 1999