Form 10QSB
period 1999-03-31
FOCUS ENHANCEMENTS INC
filed 1999-05-17
CIK 884719

FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1999

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


                               600 Research Drive
                              Wilmington, MA 01887
                    (Address of principal executive offices)


                                (978) 988 - 5888
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X No_____

As of March 31, 1999, there were outstanding 18,005,090 shares of Common Stock, $.01 par value per share.

                            FOCUS Enhancements, Inc.
                                   FORM 10-QSB

                                QUARTERLY REPORT
                                 March 31, 1999

                                TABLE OF CONTENTS


                                                                        Page



Facing Page                                                               1
Table of Contents                                                         2

PART I.  FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements:

                  Consolidated Balance Sheets at March 31, 1999
                  and December 31, 1998                                   3

                  Consolidated Statements of Operations
                  for the Three Months Ended March 31, 1999
                  and 1998                                                4

                  Statement of Changes in Equity for the Three
                  Months Ended March 31, 1999                             5

                  Statement of Changes in Equity for the Three
                  Months Ended March 31, 1998                             6

                  Consolidated Statements of Cash Flows
                  for the Three Months Ended March 31, 1999
                  and 1998                                                7-8

                  Notes to Consolidated Financial Statements              9-11

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    12-18


PART II. OTHER INFORMATION


         Item 1. Legal Proceedings                                        19
         Item 2. Changes in Securities                                    19
         Item 3. Defaults Upon Senior Securities                          19
         Item 4. Submission of Matters to a Vote of Security Holders      19
         Item 5. Other Information                                        19
         Item 6. Exhibits and Reports on Form 8-K                         19



SIGNATURES                                                                20

                                            FOCUS ENHANCEMENTS, INC.
                                           CONSOLIDATED BALANCE SHEETS
                                                   (UNAUDITED)

                                                     ASSETS
                                                                                      March 31,     December 31,
                                                                                        1999            1998
                                                                                   -------------   -------------

Current Assets:
    Cash and cash equivalents                                                      $    234,126    $  1,128,380
    Certificates of deposit                                                             257,202         253,067
    Securities available for sale                                                       320,120         248,983
    Accounts receivable, net of allowances of $662,475 and                            3,444,808       2,553,139
      $649,987 at March 31, 1999 and December 31, 1998,
      respectively
    Inventories                                                                       5,736,221       5,948,624
    Prepaid expenses and other current assets                                           244,232         217,092
                                                                                   ------------    ------------
      Total current assets                                                           10,236,709      10,349,285

    Property and equipment, net                                                       1,843,140       1,272,477
    Other assets, net                                                                   303,117         304,498
    Goodwill, net                                                                       764,075         810,673
                                                                                   ------------    ------------
      Total assets
                                                                                   $ 13,147,041    $ 12,736,933
                                                                                   ============    ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                                  $    969,459    $    702,057
    Obligations under capital leases                                                    124,562         119,536
    Current portion of long-term debt                                                   290,279         283,180
    Accounts payable                                                                  6,600,488       5,999,694
    Accrued liabilities                                                               1,298,238       1,810,025
                                                                                   ------------    ------------
      Total current liabilities                                                       9,283,026       8,914,492

    Deferred income                                                                      84,212          84,212
    Obligations under capital leases                                                    264,491         321,760
    Long-term debt, net of current portion                                              463,312         538,597
                                                                                   ------------    ------------

      Total liabilities                                                              10,095,041       9,859,061
                                                                                   ------------    ------------

Stockholders' equity
    Preferred stock, $.01 par value; 3,000,000 shares authorized; none issued              --              --
    Common stock, $.01 par value; 25,000,000 shares authorized,
        18,005,090 shares outstanding at March 31, 1999 and
        December 31, 1998, respectively                                                 180,051         180,051
    Additional paid-in capital                                                       38,913,304      38,913,304
    Accumulated deficit                                                             (35,095,945)    (35,198,935)
    Accumulated other comprehensive income                                               71,138            --
    Note receivable, common stock                                                      (316,418)       (316,418)
    Treasury stock at cost, 450,000 shares                                             (700,130)       (700,130)
                                                                                   ------------    ------------
      Total stockholders' equity                                                      3,052,000       2,877,872
                                                                                   ------------    ------------

      Total liabilities and stockholders' equity                                   $ 13,147,041    $ 12,736,933
                                                                                   ============    ============

                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months Ended
                                               March 31,       March 31,
                                                 1999            1998
                                             ------------    ------------

Net sales                                    $  5,067,079    $  5,251,948
Cost of goods sold                              2,937,134       2,781,936
                                             ------------    ------------

     Gross profit                               2,129,945       2,470,012
                                             ------------    ------------

Operating expenses:

     Sales, marketing and support               1,023,696       1,166,327
     General and administrative                   353,943         387,959
     Research and development                     492,480         310,801
     Depreciation and amortization expense        139,370         153,272
                                             ------------    ------------
         Total operating expenses               2,009,489       2,018,359
                                             ------------    ------------

Income from operations                            120,456         451,653

Interest expense, net                             (21,364)        (77,039)
Other income, net                                  3,898             634
                                             ------------    ------------

Income before income taxes                        102,990         375,248

Income tax expense                                   --            10,500
                                             ------------    ------------

Net income                                   $    102,990    $    364,748
                                             ============    ============

Net income per common share
         Basic                               $       0.01    $       0.03
                                             ============    ============
         Diluted                             $       0.01    $       0.02
                                             ============    ============

Weighted average common shares outstanding
         Basic                                 18,005,090      14,528,419
                                             ============    ============
         Diluted                               18,721,905      15,875,315
                                             ============    ============


                                                      FOCUS ENHANCEMENTS, INC.
                                                   STATEMENT OF CHANGES IN EQUITY
                                              FOR THE THREE MONTHS ENDED MARCH 31, 1999


                                                                                    Accumulated      Note
                                                         Additional                    Other      Receivable
                                              Common      Paid-in     Accumulated  Comprehensive    Common    Treasury
                                               Stock      Capital       Deficit        Income       Stock      Stock      Total
                                            ----------  -----------  ------------- ------------- ----------- ---------- ----------

 Beginning balance                            $180,051  $38,913,304  $(35,198,935)  $       --   $ (316,418) $(700,130) $2,877,872
                                                                                                                        ----------
 Comprehensive income
   Net income                                       --           --       102,990           --           --         --     102,990
   Other comprehensive income, net of tax
     unrealized gains on securities                 --           --            --       71,138           --         --      71,138
                                                                                                                        ----------

 Comprehensive income                               --           --            --           --           --         --     174,128
                                              --------  -----------  ------------   ----------   ----------  ---------  ----------
 Ending balance                               $180,051  $38,913,304  $(35,095,945)  $   71,138   $ (316,418) $(700,130) $3,052,000
                                              ========  ===========  ============   ==========   ==========  =========  ==========


                                                                 5



                                                      FOCUS ENHANCEMENTS, INC.
                                                   STATEMENT OF CHANGES IN EQUITY
                                              FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                                                                     Accumulated     Note
                                                         Additional                    Other      Receivable
                                              Common      Paid-in     Accumulated  Comprehensive    Common    Treasury
                                               Stock      Capital       Deficit        Income       Stock      Stock      Total
                                            ----------  -----------  ------------- ------------- ----------- ---------- -----------

 Beginning balance                            $140,102  $27,339,892  $(22,411,611)  $      --    $      --   $      --   $5,068,383
                                                                                                                         ----------
 Comprehensive income
   Net income                                       --           --       364,748          --           --          --      364,748
   Other comprehensive income, net of tax
     unrealized gains on securities                 --           --            --       57,097          --          --       57,097
                                                                                                                         ----------

 Comprehensive income                               --           --            --           --          --          --      421,845
                                                                                                                         ----------
 Common stock issued                            15,409    4,075,713            --           --          --          --    4,091,122
                                              --------  -----------  ------------   ----------   ---------   ---------   ----------
 Ending balance                               $155,511  $31,415,605  $(22,046,863)  $   57,097   $      --   $      --   $9,581,350
                                              ========  ===========  ============   ==========   =========   =========   ==========


                                                                 6


                                                FOCUS ENHANCEMENTS, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)

                                                                                               Three Months Ended
                                                                                            March 31,      March 31,
                                                                                              1999           1998
                                                                                          -----------    -----------
Cash flows from operating activities:
    Net income                                                                            $   102,990    $   364,748
    Adjustments to reconcile net income to net cash used in operating activities:
        Depreciation and amortization                                                         139,370        153,272
        Changes in operating assets and liabilities, net of the effects of acquisition:
            (Increase) decrease in accounts receivable                                       (891,669)    (1,297,886)
            Decrease (increase) in inventories                                                212,403         67,154
            Decrease (increase) in prepaid expenses and other assets                          (27,140)       108,844
            (Decrease) increase in accounts payable                                           600,794     (1,455,445)
            (Decrease) increase in accrued liabilities                                       (511,787)      (205,254)
                                                                                          -----------    -----------
        Net cash used in operating activities                                                (375,039)    (2,264,567)
                                                                                          -----------    -----------

Cash flows from investing activities:
    Increase in certificates of deposit                                                        (4,135)          --
    Purchase of property and equipment                                                       (662,053)      (188,452)
    Cash paid in acquisitions, net of cash received                                              --           (6,980)
                                                                                          -----------    -----------
        Net cash used in investing activities                                                (666,188)      (195,432)
                                                                                          -----------    -----------

Cash flows from financing activities:
    Payments on notes payable                                                                (702,057)       (30,000)
    Payments under capital lease obligations                                                  (52,243)       (40,725)
    Payments on long-term debt                                                                (68,186)          --
    Net proceeds from accounts receivable factoring                                           969,459           --
    Net proceeds from private offerings of common stock                                          --        2,827,355
    Net proceeds from exercise of common stock options and warrants                              --          148,142
                                                                                          -----------    -----------
        Net cash provided by financing activities                                             146,973      2,904,772
                                                                                          -----------    -----------

Net increase in cash and cash equivalents                                                    (894,254)       444,773

Cash and cash equivalents at beginning of period                                            1,128,380        719,851
                                                                                          -----------    -----------

Cash and cash equivalents at end of period                                                $   234,126    $ 1,164,624
                                                                                          ===========    ===========

Supplemental Cash Flow Information:

        Interest paid                                                                     $    43,147    $    77,039
        Income taxes paid                                                                          50          6,411


Supplemental schedule of noncash investing and financing activities: On March 31, 1998, the Company purchased certain assets and assumed certain Liabilities of Digital Vision, Inc. as follows:

Fair value of tangible assets acquired                                 224,957
Fair value of liabilities assumed                                     (329,953)
                                                                 -------------
Fair value of net assets acquired                                     (104,996)

Common stock issued                                                 (1,115,625)
Cash paid                                                               (6,980)
Accrued cash payments                                                  (40,000)
                                                                 -------------
Excess of cost over fair value of net assets acquired             $ (1,267,601)
                                                                 =============

                            FOCUS Enhancements, Inc.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The consolidated financial statements of FOCUS Enhancements, Inc. ("the Company") as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1998. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries PC Video Conversion, Inc., Lapis Technologies, Inc., TView, Inc., and FOCUS Enhancements B.V. (a Netherlands corporation). On March 31, 1998, the Company acquired certain assets and assumed certain liabilities of Digital Vision, Inc. in a transaction accounted for under the purchase method of accounting. On July 29, 1998, the Company acquired certain assets and assumed certain liabilities of PC Video Conversion, Inc. in a transaction accounted for under the purchase method of accounting. All intercompany accounts and transactions have been eliminated upon consolidation. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for any future period.

         The results of operations of Digital Vision, Inc. have been included in the accompanying consolidated financial statements since April 1, 1998. The results of operations of PC Video Conversion, Inc. have been included in the accompanying consolidated financial statements since July 29, 1998. The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisitions had occurred at the beginning of the period presented.

                                              Three Months Ended
                                                  March 31,
                                                    1998
                                               -----------------

        Net sales                                $ 5,689,948
        Income from operations                       635,613
        Net income                                   470,648
        Net income per common share
                  Basic                          $       .03
                  Diluted                        $       .03

2.       NET INCOME PER SHARE

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings Per Share" which requires earnings per share to be calculated on a basic and dilutive basis. Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants, and are determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment to income as a result of the conversion. For the three- months ended March 31, 1999 and 1998, options and warrants applicable to 3,361,949 shares and 5,460,505 shares, respectively were anti-dilutive and excluded from the diluted earnings per share computation.

3.       INCOME TAXES

         The Company has utilized its net operating loss carryforwards in estimating its provision for income taxes in the three-month periods ended March 31, 1999 and 1998.

4.       INVENTORIES

         Inventories consist of the following:

                                  March 31,     December 31,
                                    1999            1998
                                -----------     -----------

        Finished goods          $ 5,569,989     $ 5,718,260
        Raw materials               166,232         230,364
                                -----------     -----------
                                 $5,736,221     $ 5,948,624
                                ===========     ===========

5.       NOTES PAYABLE

         Line of Credit, Bank. As of December 31, 1998, the Company maintained a revolving line of credit with a bank with outstanding borrowings of $620,000. Borrowings bear interest at the bank's prime rate plus 1% (8.75% at December 31,
1998), are payable upon demand and are collateralized by all of the assets of the Company, except as noted below. Under the terms of the line of credit agreement, the Company was required to comply with certain restrictive covenants and was in violation of certain of these covenants at December 31, 1998. On March 31, 1999, the Company repaid all monies owed on this line of credit totaling approximately $637,000 from proceeds received under a $2,000,000 accounts receivable financing agreement with its commercial bank. The agreement allows for advances on accounts receivable not to exceed 80% of qualified invoices. Interest is charged on the outstanding balance at a rate of the prime lending rate plus 4.5%. Under the terms of this agreement the bank has been issued warrants to purchase 100,000 shares of the Company's common stock at a price of $1.70 per share. At March 31, 1999, the Company had borrowings under this agreement of approximately $969,500.

         Long-Term Debt. On July 29, 1998, the Company issued a $1,000,000 note payable to a related party in conjunction with the acquisition of PC Video Conversion, Inc. providing for the payment of principal and interest at 3.5 % over a period of 36 months. The Company computed a discount of $89,915 on this note based on its incremental borrowing rate. The balance owed on this note payable, net of discount at March 31, 1999 was $753,591. Maturities of long-term debt at March 31, 1999 are as follows:

                              Years End March 31,
                              -------------------

                               2000    $ 290,279
                               2001      320,321
                               2002      142,991
                                       ---------
                               Total   $ 753,591
                                       =========

6.       COMMON STOCK TRANSACTIONS

         On February 22, 1999, the Company issued warrants to purchase 30,000 shares of common stock to the principals of an unaffiliated investor relations firm. The warrants are exercisable until February 22, 2002 at an exercise price of $1.063 per share.

         On February 22, 1999, the Company issued a warrant to purchase 100,000 shares of common stock to an unaffiliated investment advisor. The warrant is exercisable until September 9, 2002 at an exercise price of $1.063 per share.

         On February 22, 1999, the Company issued a warrant to purchase 50,000 shares of common stock pursuant to a debt financing arrangement with an unrelated individual. The warrant is exercisable until February 22, 2004 at a conversion price of $1.063.

         On March 22, 1999, the Company issued a warrant to purchase 100,000 shares of common stock pursuant to a debt financing arrangement with an unaffiliated commercial bank. The warrant is exercisable until March 22, 2006 at a conversion price of $1.70.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

         The following information should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1998.

         The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward looking" information that involve risks and uncertainties. In particular, statements contained in this Form 10-QSB which are not historical facts constitute forward looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Each forward looking statement should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1, of this Quarterly Report and with the information contained in Item 2, including, but not limited to, "Certain Factors That May Affect Future Results" contained herein, together with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1998, including, but not limited to, the section therein entitled "Certain Factors That May Affect Future Results."


RESULTS OF OPERATIONS

               Three-Month Period Ended March 31, 1999 As Compared
                With The Three-Month Period Ended March 31, 1998

Net Sales

         Net sales for the three-month period ended March 31, 1999 ("Q1 99") were $5,067,079 as compared with $5,251,948 for the three-month period ended March 31, 1998 ("Q1 98"), a decrease of $184,869 or 4%. The decrease in sales is primarily attributed to the discontinuation of sales to non-performing resellers of the Company's consumer video conversion product line in North America. In the three-month period ending March 31, 1998, approximately $800,000 of sales were to resellers that the Company discontinued selling to in the fourth quarter of 1998. There were no sales to these resellers for the three-month period ended March 31, 1999. This decrease in sales to US resellers was offset by increased sales to international resellers and OEM/Licensing customers. Specifically, net sales in Q1 99 to the Company's international resellers increased 22% to $517,000 from $425,000 in Q1 98. Net sales to OEM/Licensing customers increased 24% to $677,000 in Q1 99 from $547,000 for the same quarter in 1998. The increases in international and OEM/Licensing sales reflect increased acceptance of the Company's video conversion technology combined with market penetration in international reseller channels.

         As of March 31, 1999, the Company had a sales order backlog of approximately $500,000.

 Cost of Goods Sold

         Cost of goods sold were $2,937,134 or 58% of net sales, for the three-month period ended March 31, 1999, as compared with $2,781,936 or 53% of net sales, for the three-month period ended March 31, 1998, an increase in absolute dollars of $155,198 or 6%. The Company's gross profit margins for Q1 99 and Q1 98 were 42% and 47%, respectively. The increase in cost of goods sold in absolute dollars and as a percentage of sales is due principally to an increase in OEM sales on which margins are typically lower as compared to consumer channel sales.

Sales, Marketing and Support Expenses

         Sales, marketing and support expenses were $1,023,696 or 20% of net sales, for the three-month period ended March 31, 1999, as compared with $1,166,327 or 22% of net sales, for the three-month period ended March 31, 1998, a decrease of $142,631 or 12%. The decrease in absolute dollars is due primarily to a reduction in the marketing projects and advertising expenses as compared to the three-month period March 31, 1998.

General and Administrative Expenses

         General and administrative expenses for the three-month period ended March 31, 1999 were $353,943 or 7% of net sales, as compared with $387,959 or 7% of net sales for the three-month period ended March 31, 1998, a decrease of $34,016 or 9%. The decrease in absolute dollars is due primarily to a decrease in consulting fees of approximately $26,700.

Research and Development Expenses

         Research and development expenses for the three-month period ended March 31, 1999 were $492,480, or 10% of net sales, as compared to $310,801, or 6% of net sales, for three-month period ended March 31, 1998, an increase of $181,679 or 59%. The increases were due principally to increased staffing and employee benefits resulting from the acquisition of PC Video Conversion, Inc. in July 1998.

Interest Expense, Net

         Net interest expense for the three-month period ended March 31, 1999 was $21,364, or .4% of net sales, as compared to $77,039, or 1.5% of net sales, for the three-month period ended March 31, 1998, a decrease of $55,675, or 72%. The decrease is primarily attributable a decrease in note payable obligations at March 31, 1999 as compared to March 31, 1998.

Other Income

         Other Income for the three-month period ended March 31, 1999 was $3,948 as compared to $634, for the three-month period ended March 31, 1998. Other income for Q1 99 resulted from the settlement of certain accounts payable obligations.

Net Income

         For the quarter ended March 31, 1999, the Company reported net income of $102,990, or $0.01 per share, as compared to $364,748, or $0.03 per share, for the quarter ended March 31, 1998. The decrease in net income is primarily due to the discontinuation of sales to non-performing resellers, combined with an increase in R&D investments.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the three-month periods ended March 31, 1999 and 1998 was $375,039 and $2,264,567, respectively. In Q1 99, net cash used in operating activities consisted primarily of an increase in accounts receivable of $891,669 and a decrease in accrued liabilities of $511,787. This was offset by a decrease in inventory of $212,403, an increase in accounts payable of $600,794, depreciation and amortization (non-cash charge) of $139,370, and net income of $102,990. As of March 31, 1999 and 1998, accounts receivable from a major distributor represented approximately 45% and 31%, respectively, of total accounts receivable. In Q1 99, the Company continued to record provisions for potential future uncollectable accounts and maintained reserves for potential product returns.

         In the three months ended March 31, 1998, net cash used in operations consisted primarily of an increase in accounts receivable of $1,297,886 and decreases in accounts payable and accrued liabilities of $1,455,445 and $205,254, respectively.

         Net cash used in investing activities for the three-month periods ended March 31, 1999 and 1998 was $666,188 and $195,432 respectively. In Q1 99 and Q1 98, cash used in investing activities was principally for the purchase of property and equipment.

         Net cash provided by financing activities for the three-month periods ended March 31, 1999 and 1998 was $146,973 and $2,904,772, respectively. In Q1 99, the Company received $969,459 in net proceeds from a debt financing from a commercial bank. The Company's financing proceeds were offset by payments on notes payable and capital lease obligations. In the same period in 1998, the Company received $2,827,355 in net proceeds from private offerings of Common Stock and $148,142 from the exercise of common stock options and warrants. The Q1 98 financing proceeds were offset by payments on notes payable and capital lease obligations.

         As of March 31, 1999, the Company had working capital of $953,683, as compared to $1,434,793 at December 31, 1998, a decrease of $481,110. The Company's cash position at March 31, 1999 was $234,126, a decrease of $894,254, over amounts at December 31, 1998.

         Although the Company has been successful in the past in raising sufficient capital to fund its operations, there can be no assurance that the Company will achieve sustained profitability or obtain sufficient financing in the future.

Effects of Inflation and Seasonality

         The Company believes that inflation has not had a significant impact on the Company's sales or operating results. The Company's business does not experience substantial variations in revenues or operating income during the year due to seasonality.

Environmental Liability

         The Company has no known environmental violations or assessments.

Year 2000

         General
         The Company's Year 2000 compliance project ("the Project") is proceeding on schedule. The Project is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. In early 1999, in order to improve access to business information and to strengthen its infrastructure through common, integrated computing systems across the Company, the Company began a business systems replacement project with systems that use programs from a nationally known business software company (the "System"). The installation of the new systems, which are expected to make approximately 90 percent of the Company's business computer systems Year 2000 compliant, is scheduled for completion by mid-1999. The System will replace a non-compliant accounting and manufacturing system. Implementation of the System is on schedule and approximately 70 percent complete. To facilitate the Project, The Company has retained outside consultants with expertise in wide area networking ("WAN"), systems integration and business/contact data management.

         The Company has developed a contingency plan to make the programs that are scheduled to be replaced by the System Year 2000 compliant. The contingency plan includes contracted on-site support, work-flow modification, and integration of Year 2000 compliant systems. At the end of first quarter 1999, management agreed that there was no need to implement the contingency plan at that time. The decision will be re-evaluated monthly through year-end. Remaining business software programs are expected to be made Year 2000 compliant through the Project, including those supplied by vendors, or they will be retired. None of the Company's other information technology ("IT") projects have been delayed due to the implementation of the Project.

         Project
         The Project is being implemented in two phases: Phase I, installation of the hardware and business applications, preceded the WAN installation and the integration of various communications systems. Phase I was 75% completed on March 31, 1999. Phase II is expected to be completed by July 31, 1999.

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

         The infrastructure portion of the IT section consists of hardware and systems software other than applications software. The Company estimates that approximately 90 percent of the activities required to achieve infrastructure Year 2000 compliance had been completed at March 31, 1999. All infrastructure activities are expected to be completed by July 31, 1999. Contingency planning for infrastructure is also substantially complete.

         The application software portion of the IT section includes both the conversion of applications software that is not Year 2000 compliant and, where available from the supplier, the replacement of such software. The Company estimates that the software conversion phase was approximately 65 percent complete at March 31, 1999, and the remaining conversions are expected to be completed by mid-1999.

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

         The External Agents section includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level, and communicating with them about their plans and progress in addressing their own Year 2000 issues. Detailed evaluations of the most critical third parties have been initiated. These evaluations will be followed by the development of contingency plans, which are scheduled for completion by mid-1999. The Company estimates that this section was on schedule at April 30, 1999. Follow-up reviews of External Agents are expected to be undertaken through the remainder of 1999.

         Costs
         The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Project is approximately $300,000. The total amount expended on the Project through April 30, 1999, was $240,000, of which approximately $200,000 related to the cost to repair or replace software and related hardware problems, and approximately $40,000 related to the cost of identifying and communicating with External Agents. The estimated future cost of completing the Project is estimated to be approximately $60,000; $45,000 to repair or replace software and related hardware and $15,000 to identify and communicate with External Agents. Funds for the Project are provided from a separate budget of $300,000 for all items other than External Agent costs, which are included in existing operating budgets. Ancillary costs of implementing the System are not included in these cost estimates.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company is not party to any pending legal proceedings, other than routine litigation that is incidental to the business, which would have a material adverse effect on the Company's financial position or results of operations for the three-month period ended March 31, 1999.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       The following exhibits are filed herewith:

         2.1 Form of Common Stock Purchase Warrant issued to Richard West and R.J. Faulkner
         2.2 Form of Common Stock Purchase Warrant issued to Brian G. Swift and Edward Price
         2.3  Common Stock Purchase Warrant issued to Silicon Valley Bank
         10 Accounts Receivable Purchase Agreement dated March 22, 1999 between the Company and Silicon Valley Bank
         11.  Statement Re: Computation of Per Share Earnings
         27.  Financial data schedule

b. Reports on Form 8-K

         The Company did not file any reports on Form 8-K reports during the quarter ended March 31, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FOCUS Enhancements, Inc.




 May 17, 1999                            By: \s\  Thomas L. Massie
                                             Thomas L. Massie
                                             Chief Executive Officer and
                                             Chairman of the Board
                                             (Principal Executive Officer)



 May 17, 1999                            By: \s\  Gary M. Cebula
                                             Gary M. Cebula
                                             Vice President of Finance
                                             and Administration
                                             (Principal Accounting Officer)