Form 10QSB
period 1999-06-30
FOCUS ENHANCEMENTS INC
filed 1999-08-16
CIK 884719

FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended: June 30, 1999


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


                               600 Research Drive
                              Wilmington, MA 10887
                    (Address of principal executive offices)


                                 (978) 988-5888
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____


As of June 30, 1999, there were outstanding 18,608,898 shares of Common Stock, $.01 par value per share.

                            FOCUS ENHANCEMENTS, INC.
                                   FORM 10-QSB


                                QUARTERLY REPORT
                                  June 30, 1999


                                TABLE OF CONTENTS


                                                                          Page


Facing Page                                                                 1
Table of Contents                                                           2

PART I.       FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements:


                  Consolidated Balance Sheets at June 30, 1999
                  and December 31, 1998                                     3


                  Consolidated Statements of Operations
                  for the Three Months Ended June 30, 1999 and 1998         4


                  Consolidated Statements of Operations
                  for the Six Months Ended June 30, 1999 and 1998           5

                  Statement of Changes in Equity for the Six
                  Months Ended June 30, 1999                                6

                  Statement of Changes in Equity for the Six
                  Months Ended June 30, 1998                                7

                  Consolidated Statements of Cash Flows
                  for the Six Months Ended June 30, 1999 and 1998          8-9


                  Notes to Consolidated Financial Statements              10-12

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     13-20

PART II.          OTHER INFORMATION

         Item 1. Legal Proceedings                                          21
         Item 2. Changes in Securities                                      21
         Item 3. Defaults Upon Senior Securities                            21
         Item 4. Submission of Matters to a Vote of Security Holders      21-22
         Item 5. Other Information                                          22
         Item 6. Exhibits and Reports on Form 8-K                           22


SIGNATURES                                                                  23

                                                     FOCUS ENHANCEMENTS, INC.
                                                    CONSOLIDATED BALANCE SHEETS
                                                            (UNAUDITED)

                                                              ASSETS
                                                                                               June 30,             December 31,
                                                                                                1999                   1998
                                                                                            ------------           ------------
Current assets:
    Cash and cash equivalents                                                               $     37,129           $  1,128,380
    Certificate of deposit                                                                        90,000                253,067
    Securities available for sale                                                                  6,423                248,983
    Accounts receivable, net of allowances of $641,058 and $649,987 at
    June 30, 1999 and December 31, 1998, respectively                                          3,512,802              2,553,139
    Inventories                                                                                4,405,527              5,948,624
    Prepaid expenses and other current assets                                                    307,423                217,092
                                                                                            ------------           ------------
      Total current assets                                                                     8,359,304             10,349,285

    Property and equipment, net                                                                2,384,682              1,272,477
    Other assets, net                                                                            274,650                304,498
    Goodwill, net                                                                                717,476                810,673
                                                                                            ------------           ------------
      Total assets
                                                                                            $ 11,736,112           $ 12,736,933
                                                                                            ============           ============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                                           $  2,127,403           $    702,057
    Obligations under capital leases                                                             127,691                119,536
    Current portion of long-term debt                                                            297,539                283,180
    Accounts payable                                                                           4,307,585              5,999,694
    Accrued liabilities                                                                          647,175              1,810,025
                                                                                            ------------           ------------
      Total current liabilities                                                                7,507,393              8,914,492

    Deferred income                                                                                 --                   84,212
    Obligations under capital leases                                                             270,696                321,760
    Long-term debt, net of current portion                                                       386,158                538,597
                                                                                            ------------           ------------

      Total liabilities                                                                        8,164,247              9,859,061
                                                                                            ------------           ------------

Stockholders' equity
    Preferred stock, $.01 par value; 3,000,000 shares authorized; none issued                       --                     --
    Common stock, $.01 par value; 25,000,000 shares authorized,
        18,608,898 and 18,005,090 shares issued at June 30, 1999 and
        December 31, 1998, respectively                                                          186,089                180,051
    Additional paid-in capital                                                                39,446,369             38,913,304
    Accumulated deficit                                                                      (35,041,253)           (35,198,935)
    Accumulated other comprehensive income                                                         1,427                   --
    Note receivable, common stock                                                               (320,637)              (316,418)
    Treasury stock at cost, 450,000 shares                                                      (700,130)              (700,130)
                                                                                            ------------           ------------
      Total stockholders' equity                                                               3,571,865              2,877,872
                                                                                            ------------           ------------
      Total liabilities and stockholders' equity                                            $ 11,736,112           $ 12,736,933
                                                                                            ============           ============

                       The accompanying notes are an integral part of the consolidated financial statements.

                               FOCUS ENHANCEMENTS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                            Three Months Ended
                                                        June 30,         June 30
                                                         1999              1998
                                                     ------------      ------------
Net sales                                            $  4,440,257      $  6,872,086
Cost of goods sold                                      2,490,986         4,065,355
                                                     ------------      ------------

     Gross profit                                       1,949,271         2,806,731
                                                     ------------      ------------

Operating expenses:

  Sales, marketing and support                            996,789         1,281,010
  General and administrative                              427,228           420,691
  Research and development                                270,325           244,923
  Depreciation and amortization expense                   133,856           170,060

                                                     ------------      ------------
     Total operating expenses                           1,828,198         2,116,684
                                                     ------------      ------------

Income from operations                                    121,073           690,047

Interest expense, net                                    (145,496)          (60,371)
Other income, net                                          79,115             5,134
                                                     ------------      ------------

Income before income taxes                                 54,692           634,810

Income tax expense                                           --              19,161
                                                     ------------      ------------

Net income                                           $     54,692      $    615,649
                                                     ============      ============

Net income per common share
     Basic                                           $       0.00      $       0.04
                                                     ============      ============
     Diluted                                         $       0.00      $       0.04
                                                     ============      ============

Weighted average common shares outstanding

     Basic                                             18,011,725        15,367,771
                                                     ============      ============
     Diluted                                           18,012,361        16,604,378
                                                     ============      ============

 The accompanying notes are an integral part of the consolidated financial statements.

                               FOCUS ENHANCEMENTS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                             Six Months Ended
                                                        June 30,         June 30
                                                         1999              1998
                                                     ------------      ------------
Net sales                                            $  9,507,336      $ 12,124,034
Cost of goods sold                                      5,428,120         6,847,291
                                                     ------------      ------------

     Gross profit                                       4,079,216         5,276,743
                                                     ------------      ------------
Operating expenses:

  Sales, marketing and support                          2,020,484         2,447,337
  General and administrative                              781,170           775,483
  Research and development                                762,806           555,724
  Depreciation and amortization expense                   273,226           356,499

                                                     ------------      ------------
     Total operating expenses                           3,837,686         4,135,043
                                                     ------------      ------------

Income from operations                                    241,530         1,141,700

Interest expense, net                                    (166,861)         (137,410)
Other income, net                                          83,013             5,768
                                                     ------------      ------------

Income before income taxes                                157,682         1,010,058

Income tax expense                                           --              29,661
                                                     ------------      ------------

Net income                                           $    157,682      $    980,397
                                                     ============      ============

Net income per common share
     Basic                                           $       0.01      $       0.06
                                                     ============      ============
     Diluted                                         $       0.01      $       0.06
                                                     ============      ============

Weighted average common shares outstanding
     Basic                                             18,008,426        16,203,388
                                                     ============      ============
     Diluted                                           18,009,062        17,407,893
                                                     ============      ============

 The accompanying notes are an integral part of the consolidated financial statements.

                                                      FOCUS ENHANCEMENTS, INC.
                                                   STATEMENT OF CHANGES IN EQUITY
                                               FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                                                  Accum-
                                                                                  ulated
                                                                                  Other        Notes
                                                    Additional                    Compre-    Receivable
                                           Common    Paid-in      Accumulated     hensive      Common       Treasury
                                            Stock    Capital        Deficit       Income       Stock         Stock         Total
                                          --------  -----------   ------------   ---------   ----------    ----------    ----------

Beginning balance                         $180,051  $38,913,304   $(35,198,935)    $ --      $(316,418)    $(700,130)    $2,877,872


Comprehensive income:
  Net income                                  --        --             157,682       --          --             --          157,682
  Other comprehensive income, net of tax
    Unrealized gains on securities            --        --                --        1,427        --             --            1,427

                                                                                                                         ----------
Comprehensive income                                                                                                        159,109
                                                                                                                         ----------

Reclassification of common stock                38          (38)                                                               --

Common stock issued                          6,000      533,103                                                             539,103

Notes receivable, common stock                                                                  (4,219)                      (4,219)

                                          -----------------------------------------------------------------------------------------
Ending balance                            $186,089  $39,446,369   $(35,041,253)    $1,427    $(320,637)    $(700,130)    $3,571,865
                                          =========================================================================================


                        The accompanying notes are an integral part of the consolidated financial statements.

                                                      FOCUS ENHANCEMENTS, INC.

                                                   STATEMENT OF CHANGES IN EQUITY
                                               FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                                                                    Accum-
                                                                                    ulated
                                                                                    Other        Notes
                                                     Additional                     Compre-    Receivable
                                           Common     Paid-in       Accumulated     hensive      Common      Treasury
                                            Stock     Capital         Deficit       Income       Stock        Stock        Total
                                          --------   -----------    ------------   ---------   ----------   ----------  -----------

Beginning balance                         $140,102   $27,339,892    $(22,411,611)    $  --     $    --      $    --     $ 5,068,383


Comprehensive income:
  Net income                                  --          --             980,397        --          --           --         980,397
  Other comprehensive income, net of tax
    Unrealized gains on securities            --          --               --         199,373       --           --         199,373

                                                                                                                         ----------
Comprehensive income                                                                                                      1,179,770
                                                                                                                         ----------

Common stock issued                        34,482     10,710,912           --           --          --           --      10,745,394

                                          -----------------------------------------------------------------------------------------
Ending balance                            $174,584   $38,050,804    $(21,431,214)    $199,373   $   --      $    --     $16,993,547
                                          =========================================================================================


                        The accompanying notes are an integral part of the consolidated financial statements.

                                                   FOCUS ENHANCEMENTS, INC.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)

                                                                                                  Six Months Ended
                                                                                            June 30,            June 30,
                                                                                             1999                  1998
                                                                                          ------------         ------------
Cash flows from operating activities:
    Net income                                                                            $   157,682          $   980,397
    Adjustments to reconcile net income to net cash used in operating activities:
        Depreciation and amortization                                                         273,226              356,499
        Deferred Income                                                                       (84,212)                --
        Increase in accrued interest on notes receivable, common stock                         (4,219)                --
        Changes in operating assets and liabilities, net of the effects of acquisition:
            (Increase) decrease in accounts receivable                                       (715,676)          (3,866,784)
            Decrease (increase) in inventories                                              1,543,097            1,042,728
            Decrease (increase) in prepaid expenses and other assets                          (60,483)              84,162
            (Decrease) increase in accounts payable                                           148,447           (1,622,462)
            (Decrease) increase in accrued liabilities                                     (1,162,850)            (680,735)

                                                                                          -----------          -----------
        Net cash used in operating activities                                                  95,012          (3,706,195)
                                                                                          -----------          -----------

Cash flows from investing activities:
    Decrease (increase) in certificates of deposit                                            163,067                 --
    Purchase of property and equipment                                                     (1,292,234)            (382,584)
    Cash paid in acquisitions, net of cash received                                              --                (46,980)

                                                                                          -----------          -----------
        Net cash used in investing activities                                              (1,129,167)            (429,834)
                                                                                          -----------          -----------

Cash flows from financing activities:
    Payments on notes payable                                                              (1,027,057)            (120,477)
    Payments under capital lease obligations                                                  (42,909)             (64,134)
    Payments on long-term debt                                                               (138,080)                --
    Net changes in accounts receivable financing                                              611,847                 --
    Net proceeds from private offerings of common stock                                       539,103            2,827,355
    Net proceeds from exercise of common stock options and warrants                              --              6,802,414
                                                                                          -----------          -----------

        Net cash provided by financing activities                                             (57,096)           9,445,158
                                                                                          -----------          -----------

Net increase in cash and cash equivalents                                                  (1,091,251)           5,309,129

Cash and cash equivalents at beginning of period                                            1,128,380              719,851
                                                                                          -----------          -----------

Cash and cash equivalents at end of period                                                $    37,129          $ 6,028,980
                                                                                          ===========          ===========

Supplemental Cash Flow Information:

        Interest paid                                                                     $   166,861          $   137,410
        Income taxes paid                                                                        --                 29,661


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

                            FOCUS ENHANCEMENTS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The consolidated financial statements of FOCUS Enhancements, Inc. ("the Company") as of June 30, 1999 and for the three, and six-month periods ended June 30, 1999 and 1998 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-KSB for the year ended  December 31, 1998.  The  consolidated  financial  statements  include the accounts of the Company and its wholly owned subsidiaries PC Video Conversion, Inc., Lapis Technologies, Inc., TView, Inc., and FOCUS Enhancements B.V. On March 31, 1998, the Company acquired certain assets and assumed certain liabilities of Digital Vision, Inc. in a transaction accounted for under the purchase method of accounting. On July 29, 1998, the Company acquired certain assets and assumed certain liabilities of PC Video Conversion, Inc. in a transaction accounted for under the purchase method of accounting. All intercompany accounts and transactions have been eliminated upon consolidation.

         The results of operations of Digital Vision, Inc. have been included in the accompanying consolidated financial statements since April 1, 1998. The results of operations of PC Video Conversion, Inc. have been included in the accompanying consolidated financial statements since July 29, 1998. The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisitions had occurred at the beginning of the six-month period presented

                                               Six Months Ended
                                               ----------------
                                                   June 30,
                                                   --------
                                                     1998
                                                     ----

                  Net sales                      $12,475,000
                  Income from operations           1,175,000
                  Net income                       1,000,000
                  Net income per common share
                      Basic                      $     .06
                      Diluted                    $     .06


         In the opinion of management, the consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of the interim periods. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for any future period.

2.       NET INCOME PER SHARE

       In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings Per Share" which requires earnings per share to be calculated on a basic and dilutive basis. Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants, and are determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment to income as a result of the conversion. For the six-months ended June 30, 1999 and 1998, options and warrants applicable to 4,447,671 shares and 6,881,303 shares, respectively were anti-dilutive and excluded from the diluted earnings per share computation.

3.       INCOME TAXES

       The Company has utilized its net operating loss carryforwards in estimating its provision for income taxes in the six-month period ended June 30, 1999 and 1998.

4.       INVENTORIES

         Inventories consist of the following:

                                    June 30,            December 31,
                                    --------            ------------
                                      1999                  1998
                                      ----                  ----

          Finished goods           $4,245,959           $5,718,260
          Raw materials               159,568              230,364
                                   ----------           ----------
                                   $4,405,527           $5,948,624
                                   ==========           ==========

5.       NOTES PAYABLE

         Line of Credit, Bank. As of December 31, 1998, the Company maintained a revolving line of credit with a bank with outstanding borrowings of $620,000. Borrowings bear interest at the bank's prime rate plus 1% (8.75% at December 31,
1998), are payable upon demand and are collateralized by all of the assets of the Company, except as noted below. Under the terms of the line of credit agreement, the Company was required to comply with certain restrictive covenants and was in violation of certain of these covenants at December 31, 1998. On March 31, 1999, the Company repaid all monies owed on this line of credit totaling approximately $637,000 from proceeds received under a $2,000,000 accounts receivable financing agreement with its commercial bank. The agreement allows for advances on accounts receivable not to exceed 80% of qualified invoices. Interest is charged on the outstanding balance at a rate of the prime lending rate plus 4.5% (12.5% at June 30, 1999). Under the terms of this agreement the bank has been issued warrants to purchase 100,000 shares of the Company's common stock at a price of $1.70 per share. The Company recorded stock option compensation charges of $6,900 for the six months ended June 30, 1999 pursuant to this issuance. At June 30, 1999, the Company had borrowings under this agreement of approximately $611,850.

         Long-Term Debt. On July 29, 1998, the Company issued a $1,000,000 note payable to a related party in conjunction with the acquisition of PC Video Conversion providing for the payment of principal and interest at 3.5 % over a period of 36 months. The Company computed a discount of $89,915 on this note based on its incremental borrowing rate. The balance owed on this note payable, net of discount at June 30, 1999 was $683,696. Maturities of this note at June 30, 1999 are as follows:

                     1999   $145,099
                     2000    312,556
                     2001    226,041
                            --------
                    Total   $683,696
                            ========

         Term Loan, Vendor. On April 20, 1999, the Company converted certain accounts payable due to a contract manufacturer to a term note in the amount of $1,700,000. Interest at a rate of 12% per annum is payable weekly until the loan expiration date of June 30, 1999. In addition, Mr. Thomas L. Massie, President and CEO of the Company, agreed to personally guarantee payment of this term note up to an amount not to exceed $600,000. However, the holder of the note defers recourse on the guarantee provision until December 31, 1999. At June 30, 1999, the Company was in violation of the payment provisions and maintained a balance due of $1,282,981.

6.       COMMON STOCK TRANSACTIONS

         On February 22, 1999, the Company issued warrants to purchase 30,000 shares of common stock as partial compensation to an unaffiliated investor relations firm. The warrants are exercisable until February 22, 2002 at an exercise price of $1.063 per share. These warrants were terminated on May 31, 1999 as a result of the termination of the agreement with this investor relations firm.

         On February 22, 1999, the Company issued warrants to purchase 100,000 shares of common stock as partial compensation to an unaffiliated investment advisor. The warrants are exercisable until September 9, 2002 at an exercise price of $1.063 per share. The Company recorded stock option compensation charges of $5,000 for the six months ended June 30, 1999 purusant to this issuance.

         On February 22, 1999, the Company issued warrants to purchase 50,000 shares of common stock pursuant to a debt financing arrangement with an unrelated individual. The warrants are exercisable until February 22, 2004 at an excise price of $1.063. The Company recorded stock option compensation charges of $1,500 for the six months ended June 30, 1999 purusant to this issuance.

         On March 22, 1999, the Company issued warrants to purchase 100,000 shares of common stock representing partial fees pursuant to a debt financing arrangement with an unaffiliated commercial bank. The warrants are exercisable until March 22, 2006 at an excise price of $1.70. The Company recorded stock option compensation charges of $6,900 for the six months ended June 30, 1999 purusant to this issuance.

         On June 4, 1999, the Company completed a financing of approximately $1,200,000 in gross proceeds from the sale of 1,200,000 shares of Common Stock and warrants to purchase 120,000 of common stock in a private placement to an unaffiliated accredited investor. The warrants are exercisable until June 30, 2004 at an excise price of $1.478125. The Company recorded stock option compensation charges of $6,600 for the six months ended June 30, 1999 purusant to this issuance. The Registration Statement for the shares to be issued in connection with this transaction and issuable upon exercise of the warrants under the Securities Act of 1933 was filed June 21, 1999. The Company will receive proceeds from this transaction in two tranches of $600,000, less applicable fees. The first tranche for 600,000 shares was funded on June 14, 1999 for $600,000 less fees and expenses associated with this offering of $60,897 yielding net proceeds of $539,103. The second tranche for 600,000 shares valued at $600,000 less applicable fees will be funded upon the approval of the Registration Statement filed on June 21, 1999.

         On June 30, 1999, as a result of a reconciliation with its transfer agent, the Company determined that 3,808 shares of common stock were misclassified between common stock and additional paid-in capital. Accordingly, on June 30, 1999 the Company adjusted its records to properly reflect its common stock outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

       The following information should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

       The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-QSB which are not historical facts constitute forward looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Each forward looking statement should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1, of this Quarterly Report and with the information contained in Item 2, including, but not limited to, "Certain Factors That May Affect Future Results" contained herein, together with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, including, but not limited to, the section therein entitled "Certain Factors That May Affect Future Results."


RESULTS OF OPERATIONS

               Three-Month Period Ended June 30, 1999 As Compared
                 With The Three-Month Period Ended June 30, 1998

Net Sales

       Net sales for the three-month period ended June 30, 1999 ("Q2 99") were $4,440,257 as compared with $6,872,086 for the three-month period ended June 30, 1998 ("Q2 98"), a decrease of $2,431,829 or 35%. The decrease in net sales is principally attributable to the consolidation and restructuring of a segment of the Company's retail channel that resulted in the elimination of certain non-performing resellers of the Company's video conversion product line in North America effective in fourth quarter of 1998. Specifically, net sales in Q2 99 to the Company's US resellers decreased 40% to $3,140,000 from $5,263,000 in Q2 98. Net sales to OEM/Licensing customers decreased 57% to $631,000 in Q2 99 from $1,461,000 for the same quarter in 1998. This decrease is primarily the result of a delay in the development and production of the Company's new FS400 ASIC. Net sales of the Company's professional AV products totaled $611,000 in Q2 99 versus $ -0- in Q2 98. The Company began distributing this product line on August 1, 1998 as a result of the acquisition of PC Video Conversion, Inc.

       As of June 30, 1999, the Company had a sales order backlog of approximately $500,000.

Cost of Goods Sold

         Cost of goods sold were $2,490,986 or 56% of net sales, for the three-month period ended June 30, 1999, as compared with $4,065,355 or 59% of net sales, for the three-month period ended June 30, 1998, an decrease in absolute dollars of $1,574,369 or 39%. The Company's gross profit margins for Q2 99 and Q2 98 were 44% and 41%, respectively. As a percentage of sales, cost of goods sold was lower in Q2 99 principally due to reduced manufacturing costs of consumer products combined with incremental sales of professional AV products at margins that are considerably greater. Sales to OEM customers on which margins are typically lower declined in Q2 99 also contributing to higher margins as a percentage of sales.

Sales, Marketing and Support Expenses

       Sales, marketing and support expenses were $996,789 or 22% of net sales, for the three-month period ended June 30, 1999, as compared with $1,281,010 or 19% of net sales, for the three-month period ended June 30, 1998, an decrease of $284,221 or 22%. The decrease in absolute dollars is due primarily to reductions in channel marketing expenditures resulting from market restructuring efforts.

General and Administrative Expenses

         General and administrative expenses for the three-month period ended June 30, 1999 were $427,228 or 10% of net sales, as compared with $420,691, or 6% of net sales for the three-month period ended June 30, 1998, an increase of $6,537 or 2%. The increase in absolute dollars is principally due to increases in consulting fees ($26,700), legal fees ($18,400), investor relations fees ($25,700) and stock option compensation charges ($20,000) offset by a decrease in payroll and employee benefits of $83,300.

Research and Development Expenses

       Research and development expenses for the three-month period ended June 30, 1999 were $270,325, or 6% of net sales, as compared to $244,923, or 4% of net sales, for three-month period ended June 30, 1998, an increase of $25,402 or 10%. The increases were due principally to increased staffing, employee benefits and operating expenses resulting from the acquisition of PC Video Conversion in July 1998.

Interest Expense, Net

       Net interest expense for the three-month period ended June 30, 1999 was $145,496, or 3% of net sales, as compared to $60,371, or 1% of net sales, for the three-month period ended June 30, 1998, an increase of $85,125, or 141%. The increase is primarily attributable to an increase in outstanding interest bearing debt for the three months ended June 30, 1999.

Other Income (Expense)

         Other Income (Expense) for the three-month period ended June 30, 1999 was $79,115 as compared to $5,134, for the three-month period ended June 30, 1998. The increase is principally due to approximately $85,000 from gains on the sales of marketable securities in Q2 99.

Net Income

       For the quarter ended June 30, 1999, the Company reported net income of $54,692, or $0.00 per share, as compared to $615,649, or $0.04 per share, for the quarter ended June 30, 1998.

                Six-Month Period Ended June 30, 1999 As Compared
                  With The Six-Month Period Ended June 30, 1998

Net Sales

       Net sales for the six-month period ended June 30, 1999 (the "99 Period") were $9,507,336 as compared with $12,124,034 for the six-month period ended June 30, 1998 (the "98 Period"), a decrease of $2,616,698 or 22%. The decrease in net sales is primarily due to the consolidation and restructuring of a segment of the Company's retail channel that resulted in the elimination of certain non-performing resellers of the Company's video conversion product line in North America in fourth quarter of 1998. Specifically, net sales in the 99 Period to the Company's US resellers decreased 31% to $6,536,000 from $9,463,000 in the 98 Period. Net sales to OEM/Licensing customers decreased 35% to $1,308,000 in the 99 Period from $2,001,000 for the 98 period. This decrease is primarily the result of a delay in the development and production of the Company's new FS400 ASIC. Net sales of the Company's professional AV products totaled $1,035,000 in the 99 Period versus $ -0- in the 98 Period. The Company began distributing this product line on August 1, 1998 as a result of the acquisition of PC Video Conversion, Inc.

Cost of Goods Sold

       Cost of goods sold were $5,428,120 or 57% of net sales, for the six-month period ended June 30, 1999, as compared with $6,847,291 or 56% of net sales, for the six-month period ended June 30, 1998, a decrease in absolute dollars of $1,419,171 or 21%. The decrease in cost of sales in absolute dollars was principally the result of a decrease in revenues in the 99 Period as compared to the 98 Period.

Sales, Marketing and Support Expenses

       Sales, marketing and support expenses were $2,020,484 or 21% of net sales, for the six-month period ended June 30, 1999, as compared with $2,447,337 or 20% of net sales, for the six-month period ended June 30, 1998, an decrease of $426,853 or 17%. The decrease in absolute dollars is due primarily to reductions in channel marketing expenditures resulting from market restructuring efforts.

General and Administrative Expenses

       General and administrative expenses for the six-month period ended June 30, 1999 were $781,170 or 8% of net sales, as compared with $775,483, or 6% of net sales for the six-month period ended June 30, 1998, an increase of $5,687 or 1%.

Research and Development Expenses

       Research and development expenses for the six-month period ended June 30, 1999 were $762,806 or 8% of net sales, as compared to $555,724, or 5% of net sales, for six-month period ended June 30, 1998, an increase of $207,082 or 37%. The increase was due principally to increased staffing, employee benefits and operating expenses resulting from the acquisition of PC Video Conversion in July 1998.

Interest Expense, Net

       Net interest expense for the six-month period ended June 30, 1999 was $166,861, or 2% of net sales, as compared to $137,410, or 1% of net sales, for the six-month period ended June 30, 1998, a increase of $29,451, or 21%. The increase is primarily attributable to an increase in outstanding debt balances for the 99 period compared to the 98 Period.

Other Income

       Other Income for the six-month period ended June 30, 1999 was $83,013 as compared to $5,768, for the six-month period ended June 30, 1998. The increase is principally due to gains on the sales of marketable securities in the 99 Period.

Net Income

       For the six-month period ended June 30, 1999, the Company reported net income of $157,682 or $0.01 per share, as compared to $980,397, or $0.06 per share, for the six-month period ended June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by (used in) operating activities for the six-month periods ended June 30, 1999 and 1998 was $95,012 and ($3,706,195), respectively. In the 99 Period, net cash provided by operating activities consisted primarily of a decrease in invetory of $1,543,097, and an increase in accounts payable of $148,447, combined with non-cash charges for depreciation and amortization of $273,226 and net income of $157,682. This was offset by increases in accounts receivable of $715,676 and prepaid expenses of $60,483, combined with a decrease in accrued liabilities of $1,162,850. As of June 30, 1999, accounts receivable from a major distributor represented approximately 35% of total accounts receivable. In the 99 Period, the Company continued to record provisions for potential future uncollectable accounts and continually monitors inventory levels at its resellers and maintains reserves for potential product returns.

         For the six months ended June 30, 1998, net cash used in operations consisted primarily of increases in accounts receivable of $3,866,784 and decreases in accounts payable and accrued expenses of $1,622,462 and $680,735, respectfully. This was offset by a decrease in inventory of $1,042,728.

         Net cash used in investing activities for the six-month periods ended June 30, 1999 and 1998 was ( $1,129,167) and ($429,834), respectively. In the 99
Period and the 98 Period, cash used in investing activities was principally for the purchase of property and equipment and capitalized ASIC development costs.

         Net cash provided by (used in) financing activities for the six-month periods ended June 30, 1999 and 1998 was ($57,096) and $9,445,158, respectively. In the 99 Period, the Company received $539,103 in net proceeds from private offerings of common stock. The Company's financing proceeds were offset by payments on notes payable, accounts receivable financing and capital lease obligations. In the same six-month period in 1998, the Company received $2,827,355 in net proceeds from private offerings of Common Stock and $6,802,414 from the exercise of common stock options and warrants. The 98 Period financing proceeds were offset by payments on notes payable and capital lease obligations.

         As of June 30, 1999, the Company had working capital of $851,911, as compared to $1,434,793 at December 31, 1998, a decrease of $582,882. The Company's cash position at June 30, 1999 was $37,129 , a decrease of $1,091,251, from cash balances at December 31, 1998.

         At June 30, 1999, the Company was in violation of the payment provisions of a term note payable to a contract manufacturer in the amount of $1,282,981. The Company is in negotiation with the holder to amend the terms of the note. The note is secured by certain inventory manufactured by the holder. In addition, Mr. Thomas L. Massie, President and CEO of the Company, personally guaranteed payment of this term note up to an amount not to exceed $600,000. However, the holder of the note defers recourse on the guarantee provision until December 31, 1999. In addition, the Company is pursuing additional capital funding to improve working capital.

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

Year 2000

       General

       The Company's Year 2000 compliance project ("The Project") is proceeding on schedule. The Project is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. In early 1999, in order to improve access to business information and to strengthen its infrastructure through common, integrated computing systems across the Company, the Company began a business systems replacement project with systems that use programs from a nationally known business software company ("System"). The installation of the new systems, which are expected to make approximately 90 percent of the Company's business computer systems Year 2000 compliant, is scheduled for completion by September 30, 1999. The System will replace a non-compliant accounting and manufacturing system. Implementation of the System is on schedule and approximately 90 percent complete. To facilitate  the  Project,  The Company has  retained  outside  consultants  with expertise in wide area networking ("WAN"), systems integration and business/contact data management.

         The Company has developed a contingency plan to make the programs that are scheduled to be replaced by the System Year 2000 compliant. The contingency plan includes contracted on-site support, workflow modification, and integration of Year 2000 compliant systems. At the end of first quarter 1999, management agreed that there was no need to implement the contingency plan at that time. The decision will be re-evaluated monthly through year-end. Remaining business software programs are expected to be made Year 2000 compliant through The Project, including those supplied by vendors, or they will be retired. None of the Company's other information technology ("IT") projects have been delayed due to the implementation of The Project.

         Project

         The Project is being implemented in two phases: Phase I, installation of the hardware and business applications, preceded the WAN installation and the integration of various communications systems. Phase I was 95% completed on June 30, 1999. Phase II is expected to be completed by September 30, 1999.

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

         The infrastructure portion of the IT section consists of hardware and systems software other than applications software. The Company estimates that approximately 95 percent of the activities required to achieve infrastructure Year 2000 compliance had been completed at June 30, 1999. All infrastructure activities are expected to be completed by August 31, 1999. Contingency planning for infrastructure is also substantially complete.

         The application software portion of the IT section includes both the conversion of applications software that is not Year 2000 compliant and, where available from the supplier, the replacement of such software. The Company estimates that the software conversion phase was approximately 90 percent complete at June 30, 1999, and the remaining conversions are expected to be completed by September 30, 1999.

         The testing phase for application software is ongoing and is expected to be completed by September 30, 1999. The vendor software replacements and upgrades are installed as of July 19, 1999 and the testing of this applications is expected to be completed by September 30, 1999. Contingency planning for application software has begun and is scheduled for completion by mid-1999.

         The External Agents section includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level, and communicating with them about their plans and progress in addressing their own Year 2000 issues. Detailed evaluations of the most critical third parties have been initiated. These evaluations will be followed by the development of contingency plans, which are scheduled for completion by September 30, 1999. The Company estimates that this section was on schedule at June 30, 1999. Follow-up reviews of External Agents are expected to be undertaken through the remainder of 1999.

       Costs

       The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position.
The estimated total cost of the Project is approximately $300,000. The total amount expended on the Project through June 30, 1999, was $250,000, of which approximately $200,000 related to the cost to repair or replace software and related hardware problems, and approximately $50,000 related to the cost of identifying and communicating with External Agents. The estimated future cost of completing the Project is estimated to be approximately $50,000; $25,000 to repair or replace software and related hardware and $25,000 to identify and communicate with External Agents. Funds for the Project are provided from a separate budget of $300,000 for all items other than External Agent costs, which are included in existing operating budgets. Ancillary costs of implementing the System are not included in these cost estimates.

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

                           PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS


       The Company is not party to any pending legal proceedings, other than routine litigation that is incidental to the business, which would have a material adverse effect on the Company's financial position or results of operations for the six month period ended June 30, 1999.

ITEM 2.       CHANGES IN SECURITIES

       None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

         At June 30, 1999, the Company was in violation of the payment provisions of a term note payable to a contract manufacturer in the amount of $1,282,981. The Company is in negotiation with the holder to amend the terms of the note. The note is secured by certain inventory manufactured by the holder. In addition, Mr. Thomas L. Massie, President and CEO of the Company, personally guaranteed payment of this term note up to an amount not to exceed $600,000. However, the holder of the note defers recourse on the guarantee provision until December 31, 1999. As of August 16, 1999, the unpaid arrearge of principal and interest totaled $1,282,981.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE

       On June 25, 1999, the Board of Directors caused to be distributed to stockholders of record as of June 21, 1999, a Notice of Annual Meeting of Stockholders, Proxy and Proxy Statement for the Annual Meeting held on July 26, 1999. As of the record date, 18,608,898 of Common Stock (excluding treasury shares) were entitled to vote.

       At the meeting, the stockholders acted upon the following proposals: (I) election of two Class I directors; (II) approval of FOCUS Enhancements, Inc. Employee Stock Purchase Plan; (III) approval of 1998 Non-qualified Stock Option Plan; (IV) approval of Amendment to Certificate of Incorporation to increase authorized shares of common stock; and (V) ratification of the firm of Wolf & Company, P.C. as independent auditors. All of the above matters were approved by the shareholders.

         Votes  "For"   represent   affirmative   votes  and  do  not  represent
abstentions or broker non-votes. In cases where a signed proxy was submitted without direction, the shares represented by proxy were voted "For" each proposal in the manner disclosed in the Proxy Statement and Proxy. The voting results were as follows:

                                             FOR        AGAINST       WITHHOLD       BROKER NON-VOTES
                                             ---        -------       --------       ----------------

     I.  Election of Class I Directors

           Thomas L. Massie               15,790,078       --          570,947              --
           John C. Cavalier               15,790,078       --          570,947              --

     II.   Approval of Employee
           Stock Option Plan               4,965,216     661,587       116,050          10,618,172

     III.  Approval of 1998 Non-
           Qualified Stock Option
           Plan                            4,510,032   1,121,845       110,976          10,618,172


                                             FOR        AGAINST       WITHHOLD       BROKER NON-VOTES
                                             ---        -------       --------       ----------------

     IV.   Approval to Amend Certificate
           of Incorporation               14,944,296   1,244,535       172,194             --

     V.    Ratification of
           Independent Auditors           15,908,857     244,443       227,725             --

ITEM 5.       OTHER INFORMATION

Sale of Common Stock

       On June 4, 1999, the Company completed a financing of approximately $1,200,000 in gross proceeds from the sale of 1,200,000 shares of Common Stock and warrants to purchase 120,000 of common stock in a private placement to an unaffiliated accredited investor. The warrants are exercisable until June 30, 2004 at an exercise price of $1.478125. The Registration Statement for the shares to be issued in connection with this transaction and issuable upon exercise of the warrants under the Securities Act of 1933 was filed June 21, 1999. The Company will receive proceeds from this transaction in two tranches of $600,000, less applicable fees. The first tranche for 600,000 shares was funded on June 14, 1999 for $600,000 less fees and expenses associated with this offering of $60,897 yielding net proceeds of $539,103. The second tranche for 600,000 shares valued at $600,000 less applicable fees will be funded upon the approval of the Registration Statement filed on June 21, 1999.

Closure of FOCUS Enhancements B.V.

         On July 26, 1999, in a continued effort to consolidate operations and reduce expenses, the Company closed its European sales office in Leiden, The
Netherlands. In conjunction with this closure, the Company dissolved its subsidiary FOCUS Enhancements B.V. The cost of closing the European operation totaled approximately $53,000.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

a.       The following exhibits are filed herewith:


         11.       Statement Re: Computation of Per Share Earnings
         27.       Financial data schedule

b.       Reports on Form 8-K

         The Company did not file any reports on Form 8-K reports during the quarter ended June 30, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FOCUS Enhancements, Inc.




     August 15, 1999          By:  \s\  Thomas L. Massie
                                        Thomas L. Massie
                                   Chief Executive Officer and
                                      Chairman of the Board
                                  (Principal Executive Officer)



     August 15, 1999          By:   \s\  Gary M. Cebula
                                         Gary M. Cebula
                                    Vice President of Finance
                                      and Administration
                                  (Principal Accounting Officer)