Form 10QSB
period 1999-09-30
FOCUS ENHANCEMENTS INC
filed 1999-11-15
CIK 884719

FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1999

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

As of September 30, 1999, there were outstanding 20,252,481 shares of Common Stock, $.01 par value per share.

                            FOCUS ENHANCEMENTS, INC.
                                   FORM 10-QSB

                                QUARTERLY REPORT
                               September 30, 1999

                                TABLE OF CONTENTS

                                                                           Page

Facing Page                                                                  1
Table of Contents                                                            2

PART I.       FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements:

            Consolidated Balance Sheets at September 30, 1999
            and December 31, 1998                                            3

            Consolidated Statements of Operations
            for the Three Months Ended September 30, 1999 and 1998           4

            Consolidated Statements of Operations
            for the Nine Months Ended September 30, 1999 and 1998            5
            Statement of Changes in Equity for the Nine
            Months Ended September 30, 1999                                  6

            Statement of Changes in Equity for the Nine
            Months Ended September 30, 1998                                  7

            Consolidated Statements of Cash Flows
            for the Nine Months Ended September 30, 1999 and 1998          8-9

            Notes to Consolidated Financial Statements                    10-13
   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           14-20

PART II.          OTHER INFORMATION

         Item 1. Legal Proceedings                                          21
         Item 2. Changes in Securities                                      21
         Item 3. Defaults Upon Senior Securities                            21
         Item 4. Submission of Matters to a Vote of Security Holders        21
         Item 5. Other Information                                          21
         Item 6. Exhibits and Reports on Form 8-K                           22


SIGNATURES                                                                  23

                                               FOCUS ENHANCEMENTS, INC.
                                              CONSOLIDATED BALANCE SHEETS
                                                      (UNAUDITED)

                                                        ASSETS
                                                                                September 30,            December 31,
                                                                                     1999                    1998
                                                                               ---------------         --------------

Current assets:
    Cash and cash equivalents                                                   $    752,046            $  1,128,380
    Certificate of deposit                                                           140,000                 253,067
    Securities available for sale                                                         --                 248,983
    Accounts receivable, net of allowances of $558,095 and $649,987 at
    September 30, 1999 and December 31, 1998, respectively                         3,510,667               2,553,139
    Inventories                                                                    3,514,949               5,948,624
    Prepaid expenses and other current assets                                        407,821                 217,092
                                                                                ------------            ------------
      Total current assets                                                         8,325,483              10,349,285

    Property and equipment, net                                                    2,651,920               1,272,477
    Other assets, net                                                                275,690                 304,498
    Goodwill, net                                                                    670,876                 810,673
                                                                                ------------            ------------
      Total assets
                                                                                $ 11,923,969            $ 12,736,933
                                                                                ============            ============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                               $  2,340,086            $    702,057
    Obligations under capital leases                                                 130,327                 119,536
    Current portion of long-term debt                                                304,963                 283,180
    Accounts payable                                                               3,111,828               5,999,694
    Accrued liabilities                                                              393,078               1,810,025
                                                                                ------------            ------------
      Total current liabilities                                                    6,280,282               8,914,492

    Deferred income                                                                       --                  84,212
    Obligations under capital leases                                                 237,006                 321,760
    Long-term debt, net of current portion                                           307,081                 538,597
                                                                                ------------            ------------

      Total liabilities                                                            6,824,369               9,859,061
                                                                                ------------            ------------

Stockholders' equity
    Preferred stock, $.01 par value; 3,000,000 shares authorized; none issued             --                      --
    Common stock, $.01 par value; 25,000,000 shares authorized,
        20,252,481 and 18,005,090 shares issued at September 30, 1999 and
        December 31, 1998, respectively                                              202,525                 180,051
    Additional paid-in capital                                                    40,824,064              38,913,304
    Accumulated deficit                                                          (34,899,894)            (35,198,935)
    Note receivable, common stock                                                   (326,965)               (316,418)
    Treasury stock at cost, 450,000 shares                                          (700,130)               (700,130)
                                                                                ------------            ------------
      Total stockholders' equity                                                   5,099,600               2,877,872
                                                                                ------------            ------------

      Total liabilities and stockholders' equity                                $ 11,923,969            $ 12,736,933
                                                                                ============            ============

 The accompanying notes are an integral part of the consolidated financial statements.

                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended
                                            September 30,       September 30,
                                                 1999               1998
                                            --------------      -------------

Net sales                                    $  3,906,065        $  7,266,180
Licensing fees                                    200,000                  --
                                             ------------        ------------
Net revenues                                 $  4,106,065        $  7,266,180

Cost of goods sold                              2,165,524           4,207,259
                                             ------------        ------------

     Gross profit                               1,940,541           3,058,921
                                             ------------        ------------

Operating expenses:

     Sales, marketing and support                 886,620           1,473,426
     General and administrative                   387,942             571,280
     Research and development                     305,762             323,073
     Depreciation and amortization expense        144,638             218,091

                                             ------------        ------------
         Total operating expenses               1,724,962           2,585,870
                                             ------------        ------------

Income from operations                            215,579             473,051

Interest expense, net                            (156,890)            (16,819)
Other income, net                                  82,670              11,493
                                             ------------        ------------

Income before income taxes                        141,359             467,725

Income tax expense                                     --                  --
                                             ------------        ------------

Net income                                   $    141,359        $    467,725
                                             ============        ============

Net income per common share
         Basic                               $       0.01        $       0.03
                                             ============        ============
         Diluted                             $       0.01        $       0.03
                                             ============        ============

Weighted average common shares outstanding
         Basic                                 19,061,111          17,427,999
                                             ============        ============
         Diluted                               19,389,684          18,118,926
                                             ============        ============

         The accompanying notes are an integral part of the consolidated financial statements.

                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Nine Months Ended
                                             September 30,       September 30
                                                  1999                1998
                                            ---------------      -------------

Net sales                                    $ 13,413,400        $ 19,390,215
Licensing fees                                    200,000                  --
                                             ------------        ------------
Net revenues                                 $ 13,613,400        $ 19,390,215

Cost of goods sold                              7,593,643           11,054,551
                                             ------------         ------------

     Gross profit                               6,019,757            8,335,664
                                             ------------         ------------

Operating expenses:

     Sales, marketing and support               2,907,104            3,920,763
     General and administrative                 1,169,112            1,346,764
     Research and development                   1,068,568              878,797
     Depreciation and amortization expense        417,864              574,590

                                             ------------         ------------
         Total operating expenses               5,562,648            6,720,914
                                             ------------         ------------

Income from operations                            457,109            1,614,750

Interest expense, net                            (323,751)            (154,229)
Other income, net                                 165,683               17,261
                                             ------------         ------------

Income before income taxes                        299,041            1,477,782

Income tax expense                                     --               29,661
                                             ------------         ------------

Net income                                   $    299,041         $  1,448,121
                                             ============         ============

Net income per common share
         Basic                               $       0.02         $       0.09
                                             ============         ============
         Diluted                             $       0.02         $       0.09
                                             ============         ============

Weighted average common shares outstanding
         Basic                                 18,210,783           16,054,513
                                             ============         ============
         Diluted                               18,673,763           16,702,305
                                             ============         ============

         The accompanying notes are an integral part of the consolidated financial statements.

                                                                              STATEMENT OF CHANGES IN EQUITY
                                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999




                                                    Additional                      Receivable
                                           Common    Paid-in      Accumulated        Treasury
                                            Stock    Capital        Deficit           Stock         Stock         Total
                                          --------  -----------   ------------      ----------    ----------    ----------


Beginning balance                         $ 180,051 $ 38,913,304  $ (35,198,935)    $ (316,418)   $ (700,130)   $2,877,872


Comprehensive income:
  Net income                                     --           --        299,041             --            --       299,041

Reclassification of common stock                 38          (38)            --             --            --            --

Common stock issued                          22,436    1,910,798                                                 1,933,234

Interest on notes receivable, common stock                                             (10,547)                    (10,547)

                                          --------------------------------------------------------------------------------
Ending balance                            $ 202,525 $ 40,824,064  $ (34,899,894)     $ (326,965)  $ (700,130)   $5,099,600
                                          ================================================================================

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

                                                                 6

                                                      FOCUS ENHANCEMENTS, INC.
                                                   STATEMENT OF CHANGES IN EQUITY
                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998


                                                                                  Accum-
                                                                                  ulated
                                                                                  Other        Notes
                                                    Additional                    Compre-    Receivable
                                           Common    Paid-in      Accumulated     hensive      Common       Treasury
                                            Stock    Capital        Deficit       Income       Stock         Stock       Total
                                          --------  -----------   ------------   ---------   ----------    ----------  ----------


Beginning balance                         $ 140,102  $27,339,892  $(22,411,611) $      --     $       --    $      --   $ 5,068,383

Comprehensive Income
  Net income                                     --           --     1,448,121         --             --           --     1,448,121
  Other comprehensive income, net of tax
    Unrealized gains on securities               --           --                 (156,316)            --           --      (156,316)
                                                                                                                        -----------
Comprehensive income                                                                                                      1,291,805
                                                                                                                        -----------

Common stock issued                          36,276   11,265,853            --         --             --           --    11,302,129

Treasury stock purchased                                                                                     (700,130)     (700,130)
                                          ---------  -----------  ------------  ---------      ---------    ---------   -----------
Ending balance                            $ 176,378  $38,605,745  $(20,963,490) $(156,316)     $      --    $(700,130)  $16,962,187
                                          =========  ===========  ============  =========      =========    =========   ===========

                        The accompanying notes are an integral part of the consolidated financial statements.

                                                   FOCUS ENHANCEMENTS, INC.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)

                                                                                                     Nine Months Ended
                                                                                            September 30,       September 30,
                                                                                                1999                 1998
                                                                                          ----------------     ---------------
Cash flows from operating activities:
    Net income                                                                            $   299,041            $ 1,448,121
    Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
        Depreciation and amortization                                                         417,864                574,590
        Deferred income                                                                       (84,212)                    --
        Amortization of discount on note payable                                                5,563                  4,583
        Increase in accrued interest on note receivable, common stock                         (10,547)                    --
        Changes in operating assets and liabilities, net of the effects of acquisition:
            (Increase) decrease in accounts receivable                                       (957,528)            (3,864,571)
            Decreses in securities available for sale                                         248,983                     --
            Decrease (increase) in inventories                                              2,433,675              1,096,996
            Decrease (increase) in prepaid expenses                                          (190,729)               (47,102)
            Decrease (increase) other assets                                                   28,808                     --
            (Decrease) increase in accounts payable                                          (254,510)            (2,043,512)
            (Decrease) increase in accrued liabilities                                     (1,416,474)              (621,285)
                                                                                          -----------            -----------
        Net cash provided by (used in) operating activities                                   519,934             (3,452,180)
                                                                                          -----------            -----------

Cash flows from investing activities:
    Decrease in certificates of deposit                                                       113,067                     --
    Purchase of property and equipment                                                     (1,678,656)              (618,394)
    Cash paid in acquisitions, net of cash received
                                                                                                   --               (930,563)

                                                                                          -----------            -----------
        Net cash used in investing activities                                              (1,565,589)            (1,548,957)
                                                                                          -----------            -----------

Cash flows from financing activities:
    Payments on notes payable                                                              (1,447,057)            (1,740,478)
    Payments under capital lease obligations                                                  (73,963)              (105,078)
    Payments for purchase of treasury stock                                                        --               (700,130)
    Payments on long-term debt                                                               (209,733)                    --
    Net changes in accounts receivable financing                                              451,730                     --
    Net proceeds from private offerings of common stock                                     1,784,588              2,827,355
    Net proceeds from exercise of common stock options and warrants                           163,756              7,009,149
                                                                                          -----------            -----------
        Net cash provided by (used in) financing activities                                   669,321              7,290,818
                                                                                          -----------            -----------

Net change in cash and cash equivalents                                                      (376,334)             2,289,681

Cash and cash equivalents at beginning of period                                            1,128,380                719,851
                                                                                          -----------            -----------

Cash and cash equivalents at end of period                                                $   752,046            $ 3,009,532
                                                                                          ===========            ===========
Supplemental Cash Flow Information:

        Interest paid                                                                     $   364,091            $   154,229
        Income taxes paid                                                                          --                 29,661

Supplemental schedule of non-cash investing and financing activities: On March 31, 1998, the Company purchased certain assets and assumed certain liabilities of Digital Vision, Inc. as follows:

Fair value of tangible assets acquired                                 224,957
Fair value of liabilities assumed                                     (384,495)
Fair value of net assets acquired                                     (159,538)

Common stock issued                                                 (1,115,625)
Cash paid                                                              (46,980)

Excess of cost over fair value of net assets acquired             $ (1,322,143)
                                                                  ============



On July 29, 1998, the Company purchased certain assets and assumed Certain liabilities of PC Video Conversion, Inc. as follows:

Fair value of tangible assets acquired                                 613,336
Fair value of liabilities assumed                                      (80,367)
                                                                  ------------
Fair value of net assets acquired                                      532,969

Common stock issued                                                   (350,000)
Cash paid                                                             (700,000)
Note payable                                                          (910,085)
Acquisition costs                                                     (229,781)
                                                                  ------------
Excess of cost over fair value of net assets acquired             $ (1,656,897)
                                                                  ============


         The accompanying notes are an integral part of the consolidated financial statements.

                            FOCUS ENHANCEMENTS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION


         The consolidated financial statements of FOCUS Enhancements, Inc. ("the Company") as of September 30, 1999 and for the three- and nine-month periods ended September 30, 1999 and 1998 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries PC Video Conversion, Inc., Lapis Technologies, Inc., TView, Inc., and FOCUS Enhancements, BV. On March 31, 1998, the Company acquired certain assets and assumed certain liabilities of Digital Vision, Inc. in a transaction accounted for under the purchase method of accounting. On July 29, 1998, the Company acquired certain assets and assumed certain liabilities of PC Video Conversion, Inc. in a transaction accounted for under the purchase method of accounting. All intercompany accounts and transactions have been eliminated upon consolidation.


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

                                                    Nine Months Ended
                                                    -----------------
                                                      September 30,
                                                      -------------
                                                           1998
                                                           ----

                  Net sales                           $ 21,391,000
                  Income from operations                 1,718,000
                  Net income                             1,526,333
                  Net income per common share
                       Basic                          $        .09
                       Diluted                        $        .09



In the opinion of management, the consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of the interim periods. The results of operations for the three- and nine- month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for any future period.

2.       NET INCOME PER SHARE

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings Per Share" which requires earnings per share to be calculated on a basic and dilutive basis. Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants, and are determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment to income as a result of the conversion. For the nine months ended September 30, 1999 and 1998, options and warrants applicable to 4,261,221 shares and 1,940,040 shares, respectively were anti-dilutive and excluded from the diluted earnings per share computation.

3.       INCOME TAXES

       The Company has utilized its net operating loss carryforwards in estimating its provision for income taxes in the nine-month period ended September 30, 1999 and 1998.

4.       INVENTORIES

         Inventories consist of the following:

                                 September 30,       December 31,
                                 -------------       ------------
                                     1999                1998
                                     ----                ----

          Finished goods          $3,093,433          $5,718,260
          Raw materials              421,516             230,364
                                  ----------          ----------
                                  $3,514,949          $5,948,624
                                  ==========          ==========

5.       NOTES PAYABLE


         Line of Credit, Bank. As of December 31, 1998, the Company maintained a revolving line of credit with a bank with outstanding borrowings of $620,000. Borrowings bear interest at the bank's prime rate plus 1% (8.75% at December 31,
1998), are payable upon demand and are collateralized by all of the assets of the Company, except as noted below. Under the terms of the line of credit agreement, the Company was required to comply with certain restrictive covenants and was in violation of certain of these covenants at December 31, 1998. On March 31, 1999, the Company repaid all monies owed on this line of credit totaling approximately $637,000 from proceeds received under a $2,000,000 accounts receivable financing agreement with its commercial bank. The agreement allows for advances on accounts receivable not to exceed 80% of qualified invoices. Interest is charged on the outstanding balance at a rate of the prime lending rate plus 4.5% (12.75% at September 30, 1999). Under the terms of this agreement the bank has been issued warrants to purchase 100,000 shares of the Company's common stock at a price of $1.70 per share. The Company recorded stock option compensation charges of $10,697 for the nine months ended September 30, 1999 pursuant to this issuance. At September 30, 1999, the Company had borrowings under this agreement of approximately $452,000.

         Long-Term Debt. On July 29, 1998, the Company issued a $1,000,000 note payable to a related party in conjunction with the acquisition of PC Video Conversion providing for the payment of principal and interest at 3.5 % over a period of 36 months. The Company computed a discount of $89,915 on this note based on its incremental borrowing rate. The balance owed on this note payable, net of discount at September 30, 1999 was $612,044. Maturities of this note at September 30, 1999 are as follows:

                     1999   $ 73,447
                     2000    312,556
                     2001    226,041
                            --------
                    Total   $612,044
                            ========

         Term Loan, Vendor. On April 20, 1999, the Company converted certain accounts payable due to a contract manufacturer to a term note in the amount of $1,700,000. Interest at a rate of 12% per annum was payable weekly until the loan expiration date of September 30, 1999. In addition, Mr. Thomas L. Massie, President and CEO of the Company, personally guaranteed payment of this term note up to an amount not to exceed $600,000. Under the terms of the guarantee, the holder of the note defers recourse on the guarantee until December 31, 1999. At September 30, 1999, the Company was in violation of the balloon payment provision and maintained a balance due of $1,375,000. On October 1, 1999, the Company paid $368,742.50 on this note reducing the balance outstanding to $1,006,257.50. The holder of the note has brought an action against the Company, which is discussed in detail in Item 1 of Part II of this Report, for payment under the note.

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

         On February 22, 1999, the Company issued warrants to purchase 100,000 shares of common stock as partial compensation to an unaffiliated investment advisor. The warrants are exercisable until September 9, 2002 at an exercise price of $1.063 per share. The Company recorded stock compensation charges of $16,704 for the nine months ended September 30, 1999 pursuant to this issuance.

         On February 22, 1999, the Company issued warrants to purchase 50,000 shares of common stock pursuant to a debt financing arrangement with an unrelated individual. The warrants are exercisable until February 22, 2004 at an exercise price of $1.063. The Company recorded stock compensation charges of $3,341 for the nine months ended September 30, 1999 pursuant to this issuance.

         On March 22, 1999, the Company issued warrants to purchase 100,000 shares of common stock representing partial fees pursuant to a debt financing arrangement with an unaffiliated commercial bank. The warrants are exercisable until March 22, 2006 at an exercise price of $1.70. The Company recorded stock compensation charges of $10,697 for the nine months ended September 30, 1999 pursuant to this issuance.

         On June 4, 1999, the Company completed a financing of $1,200,000 in gross proceeds from the sale of 1,200,000 shares of common stock and the issuance of a warrant to purchase an additional 120,000 shares of common stock in a private placement to an unaffiliated accredited investor. The warrant is exercisable until June 30, 2004 at a per-share exercise price of $1.478125. The company filed a registration statement under the Securities Act of 1933 for the shares issued in connection with this transaction and issuable upon exercise of the warrant . The Company received proceeds from this transaction in two tranches of $600,000, less applicable fees. The first tranche was funded on June 14, 1999 for $600,000 less fees and expenses associated with this offering of $60,897 yielding net proceeds of $539,103. The second tranche for $600,000 less applicable fees of $42,015 yielding net proceeds of $557,985 was funded on August 18, 1999, which was the date on which the above-referenced registration statement became effective.

         On June 30, 1999, as a result of a reconciliation with its transfer agent, the Company determined that 3,808 shares of common stock were misclassified between common stock and additional paid-in capital. Accordingly, on June 30, 1999 the Company adjusted its records to properly reflect its common stock outstanding.

         On September 17, 1999, the Company completed a financing of $1,500,000 in gross proceeds from the sale of 1,500,000 shares of common stock and the issuance of a warrant to purchase an additional 150,000 shares of common stock in a private placement to an unaffiliated accredited investor. The warrant is exercisable until September 17, 2002 at a per-share exercise price of $1.5375. The shares issued in connection with this transaction and issuable upon exercise of the warrant will be registered under the Securities Act of 1933. The Company will receive proceeds from this transaction in two tranches of $750,000, less applicable fees. The first tranche was funded on September 21, 1999 for $750,000 less fees and expenses associated with this offering of $62,515 yielding net proceeds of $687,485. The second tranche for $750,000 less applicable fees will be funded at the time when the above-referenced registration becomes effective.

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


RESULTS OF OPERATIONS

             Three-Month Period Ended September 30, 1999 As Compared
              With The Three-Month Period Ended September 30, 1998

Net Sales

         Net sales for the three-month period ended September 30, 1999 ("Q3 99") were $4,106,065 as compared with $7,266,180 for the three-month period ended September 30, 1998 ("Q3 98"), a decrease of $3,160,115 or 43%. The decrease in net sales is principally attributable to the consolidation and restructuring of a segment of the Company's retail channel that resulted in the elimination of certain non-performing resellers of the Company's video conversion product line in North America effective in fourth quarter of 1998. Specifically, net sales in Q3 99 to the Company's US resellers decreased 46% to $3,059,000 from $5,641,000 in Q3 98. Net sales to OEM/Licensing customers decreased 74% to $210,000 in Q3 99 from $830,000 for the same quarter in 1998. This decrease is primarily the result of a delay in the development and production of the Company's new FS400 ASIC. In Q3 99, the Company received an initial licensing fee of $200,000. Net sales of the Company's professional AV products totaled $533,000 in Q3 99 versus $ 406,000 in Q3 98, an increase of $127,000 or 31%. This increase is principally the result of favorable market penetration of the professional product lines in the teleconferencing and home theater markets.

Licensing Fees

     In Q3 99, the Company received an initial licensing fee of $200,000 as compared with $-0- in Q3 98.

         As of September 30, 1999, the Company had a sales order backlog of approximately $500,000.

 Cost of Goods Sold

         Cost of goods sold were $2,165,524 or 53% of net sales, for the three-month period ended September 30, 1999, as compared with $4,207,259 or 58% of net sales, for the three-month period ended September 30, 1998, a decrease in absolute dollars of $2,041,735 or 49%. The Company's gross profit margins for Q3 99 and Q3 98 were 47% and 42%, respectively. As a percentage of sales, cost of goods sold was lower in Q3 99 principally due to reduced manufacturing costs of consumer products combined with incremental sales of professional AV products at margins that are considerably greater. Sales to OEM customers on which margins are typically lower declined in Q3 99 also contributing to higher margins as a percentage of sales.

Sales, Marketing and Support Expenses

Sales, marketing and support expenses were $886,620 or 22% of net sales, for the three-month period ended September 30, 1999, as compared with $1,473,426 or 20% of net sales, for the three-month period ended September 30, 1998, a decrease of $586,806 or 40%. The decrease in absolute dollars is due primarily to reductions in channel marketing expenditures resulting from market restructuring efforts.

General and Administrative Expenses

         General and administrative expenses for the three-month period ended September 30, 1999 were $387,942 or 9% of net sales, as compared with $571,280, or 8% of net sales for the three-month period ended September 30, 1998, a decrease in absolute dollars of $183,338 or 32%. The decrease in absolute dollars is principally due to decreases in payroll and employee benefits ($140,000), investor relations fees ($17,000) and bad debt provisions ($27,000).

Research and Development Expenses

         Research and development expenses for the three-month period ended September 30, 1999 were $305,762, or 7% of net sales, as compared to $323,073, or 4% of net sales, for three-month period ended September 30, 1998, a decrease in absolute dollars of $17,311 or 5%. The decrease was due principally to a reduced payroll and employee benefits offset by a full three months of operating expenses in Q399 in comparison to two months operating expenses in the Q398 period resulting from the acquisition of PC Video Conversion on July 29, 1998.

Interest Expense, Net

         Net interest expense for the three-month period ended September 30, 1999 was $156,890, or 4% of net sales, as compared to $16,819, or 0.2% of net sales, for the three-month period ended September 30, 1998, an increase of $140,071. The increase is primarily attributable to an increase in outstanding interest bearing debt for the three months ended September 30, 1999.

Other Income (Expense)

         Other Income (Expense) for the three-month period ended September 30, 1999 was $82,670 as compared to $11,493, for the three-month period ended September 30, 1998. The increase is principally due to a negotiated reduction of vendor debt due to product quality issues.

Net Income

          For the quarter ended September 30, 1999, the Company reported net income of $141,359, or $0.01 per share, as compared to $467,725, or $0.03 per share, for the quarter ended September 30, 1998.

             Nine-Month Period Ended September 30, 1999 As Compared
               With The Nine-Month Period Ended September 30, 1998

Net Sales

         Net sales for the nine-month period ended September 30, 1999 (the "99 Period") were $13,613,400 as compared with $19,390,215 for the nine-month period ended September 30, 1998 (the "98 Period"), a decrease of $5,776,815 or 30%. The decrease in net sales is primarily due to the consolidation and restructuring of a segment of the Company's retail channel that resulted in the elimination of certain non-performing resellers of the Company's video conversion product line in North America in the fourth quarter of 1998. Specifically, net sales in the 99 Period to the Company's US resellers decreased 36% to $9,596,000 from $15,103,000 in the 98 Period. Net sales to OEM/Licensing customers decreased 46% to $1,501,000 in the 99 Period from $2,831,000 for the 98 period. This decrease is primarily the result of a delay in the development and production of the Company's new FS400 ASIC. In the 99 Period, the Company recorded licensing fees of $200,000. Net sales of the Company's professional AV products totaled $1,568,000 in the 99 Period versus $406,000 in the 98 Period, an increase of $1,162,000 or 286%. The Company began distributing this product line on August 1, 1998 as a result of the acquisition of PC Video Conversion, Inc.

Licensing Fees

         In the 99 Period, the Company recorded licensing fees of $200,000 compared with $-0- in the 98 Period. Cost of Goods Sold

         Cost of goods sold were $7,577,024 or 56% of net sales, for the nine-month period ended September 30, 1999, as compared with $11,054,551 or 57% of net sales, for the nine-month period ended September 30, 1998, a decrease in absolute dollars of $3,477,527 or 31%. The decrease in cost of sales in absolute dollars was principally the result of a decrease in revenues in the 99 Period as compared to the 98 Period.

Sales, Marketing and Support Expenses

         Sales, marketing and support expenses were $2,907,104 or 22% of net sales, for the nine-month period ended September 30, 1999, as compared with $3,920,763 or 20% of net sales, for the nine-month period ended September 30, 1998, a decrease in absolute dollars of $1,013,659 or 26%. The decrease in absolute dollars is due primarily to reductions in channel marketing expenditures resulting from market restructuring efforts.

General and Administrative Expenses

         General and administrative expenses for the nine-month period ended September 30, 1999 were $1,169,112 or 9% of net sales, as compared with $1,346,764, or 7% of net sales for the nine-month period ended September 30, 1998, a decrease in absolute dollars of $177,652 or 13%. The decrease in absolute dollars is principally due to decreases in payroll and employee benefits ($125,000), temporary help ($25,000) and bad debt provisions ($129,000), offset by increases in telephone ($22,000), investor relations ($27,000) and legal expenses ($55,000).

Research and Development Expenses

Research and development expenses for the nine-month period ended September 30, 1999 were $1,068,568 or 8% of net sales, as compared to $878,797, or 5% of net sales, for nine-month period ended September 30, 1998, an increase in absolute dollars of $189,771 or 22%. The increase was due principally to increased staffing, employee benefits and operating expenses resulting from the acquisition of PC Video Conversion on July 29, 1998, representing nine month's activity in the 99 Period as compared to two month's activity in the 98 Period.

Interest Expense, Net

Net interest expense for the nine-month period ended September 30, 1999 was $323,751, or 2% of net sales, as compared to $154,229, or 1% of net sales, for the nine-month period ended September 30, 1998, an increase in absolute dollars of $169,522, or 110%. The increase is primarily attributable to an increase in outstanding debt balances for the 99 period compared to the 98 Period.

Other Income

         Other Income for the nine-month period ended September 30, 1999 was $165,683 as compared to $17,261, for the nine-month period ended September 30, 1998. The increase is principally due to gains on the sales of marketable securities and debt forgiveness due to vendor quality issues in the 99 Period.

Net Income

          For the nine-month period ended September 30, 1999, the Company reported net income of $299,041 or $0.02 per share, as compared to $1,448,121, or $0.09 per share, for the nine-month period ended September 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided for (used in) operating activities for the nine-month periods ended September 30, 1999 and 1998 was $519,934 and ($3,452,180),
respectively. In the 99 Period, net cash provided by operating activities consisted primarily of a decrease in inventory of $2,433,675 combined with non-cash charges for depreciation and amortization of $417,864 and net income of $299,041. This was offset by increases in accounts receivable of $957,528 and prepaid expenses of $190,729, combined with decreases in securities available for sale of $248,983, accounts payable of $254,510 and accrued liabilities of $1,416,474. As of September 30, 1999, accounts receivable from a major distributor represented approximately 26% of total accounts receivable. In the
99 Period, the Company continued to record provisions for potential future uncollectable accounts and continually monitors inventory levels at its resellers and maintains reserves for potential product returns.

         For the nine months ended September 30, 1998, net cash used in operations consisted primarily of increases in accounts receivable of $3,864,571 and decreases in accounts payable and accrued expenses of $2,043,512 and $621,285, respectfully. This was offset by a decrease in inventory of $1,096,996.

         Net cash used in investing activities for the nine-month periods ended September 30, 1999 and 1998 was ($1,565,589) and ($1,548,957), respectively. In the 99 Period, cash used in investing activities was principally for the purchase of property and equipment and capitalized ASIC development costs. In the 98 Period, cash used in investing activities was for the purchase of property and equipment and capitalized ASIC development costs ($618,394) and for cash paid resulting from the acquisition of PC Video Conversion, Inc. ($930,563).

         Net cash provided by financing activities for the nine-month periods ended September 30, 1999 and 1998 was $669,321 and $7,290,818, respectively. In the 99 Period, the Company received $1,784,588 in net proceeds from private offerings of common stock and $163,756 from the exercise of common stock options and warrants. The Company's financing proceeds were offset by payments on notes payable, accounts receivable financing and capital lease obligations. In the same nine-month period in 1998, the Company received $2,827,355 in net proceeds from private offerings of common stock and $7,009,149 from the exercise of common stock options and warrants. The 98 Period financing proceeds were offset by payments on notes payable and capital lease obligations.


         As  of  September  30,  1999,  the  Company  had  working   capital  of
$2,045,201, as compared to $1,434,793 at December 31, 1998, an increase of $610,408. The Company's cash position at September 30, 1999 was $752,046 , a decrease of $376,334 from cash balances at December 31, 1998.

         At September 30, 1999, the Company was in violation of the balloon payment provision of a term note payable to a contract manufacturer in the amount of $1,375,000. The holder of the note has brought an action against the Company, which is discussed in detail in Item 1 of Part II of this Report, for payment under the note. Mr. Thomas L. Massie, President and CEO of the Company, has personally guaranteed payment of this term note up to an amount not to exceed $600,000. Under the terms of the guarantee, the holder of the note defers recourse on the guarantee until December 31, 1999. On October 1, 1999, the Company paid $368,742.50 on this note reducing the balance outstanding to $1,006,257.50. In addition, the Company is pursing additional capital funding to improve working capital.

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

Year 2000

         General

         The Company's Year 2000 compliance project ("The Project") is proceeding on schedule. The Project is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. In early 1999, in order to improve access to business information and to strengthen its infrastructure through common, integrated computing systems across the Company, the Company began a business systems replacement project with systems that use programs from a nationally known business software company ("System"). The installation of the new systems, which are expected to make approximately 90 percent of the Company's business computer systems Year 2000 compliant, is scheduled for completion by November 30, 1999. The System will replace a non-compliant accounting and manufacturing system. Implementation of the System is on schedule and approximately 95 percent complete. To facilitate the Project, The Company has retained outside consultants with expertise in wide area networking ("WAN"), systems integration and business/contact data management.

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

         Project

         The Project is being implemented in two phases: Phase I, installation of the hardware and business applications, preceded the WAN installation and the integration of various communications systems. Phase I was 95% completed on September 30, 1999. Phase II is expected to be completed by November 30, 1999.

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

       At September 30, 1999, the inventory and priority assessment phases of each section of the Project had been completed. While substantially complete, the process of assessing Year 2000 compliance of its material items and repairing or replacing such items continues on an ongoing basis. Material items are those believed by the Company to have a risk involving the safety of individuals, or that may cause damage to property or the environment, or that have a material effect on the Company's revenues. The testing phases of the Project will be performed by the Company and will be ongoing as hardware or system software is remedied, upgraded or replaced.

         The infrastructure portion of the IT section consists of hardware and systems software other than applications software. The Company has completed the activities required to achieve infrastructure Year 2000 compliance as of September 30, 1999.

         The application software portion of the IT section includes both the conversion of applications software that is not Year 2000 compliant and, where available from the supplier, the replacement of such software. The Company estimates that the software conversion phase was 100 percent complete at September 30, 1999.

         The testing phase for application software is ongoing and was substantially completed by September 30, 1999. The vendor software replacements and upgrades were installed as of July 19, 1999 and the initial testing of these applications was completed by September 30, 1999. The Company will continue testing the applications on an ongoing basis through December 31, 1999.

         The External Agents section includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level, and communicating with them about their plans and progress in addressing their own Year 2000 issues. Detailed evaluations of the most critical third parties have been initiated. These evaluations will be followed by the development of contingency plans, which are scheduled for completion by November 30, 1999. The Company estimates that this section was on schedule at September 30, 1999. Follow-up reviews of External Agents are expected to be undertaken through the remainder of 1999.

         Costs

         The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Project is approximately $300,000. The total amount expended on the Project through September 30, 1999, was $265,000, of which approximately $200,000 related to the cost to repair or replace software and related hardware problems, and approximately $65,000 related to the cost of identifying and communicating with External Agents. The estimated future cost of completing the Project is estimated to be approximately $35,000; $10,000 to repair or replace software and related hardware and $25,000 to identify and communicate with External Agents. Funds for the Project are provided from a separate budget of $300,000 for all items other than External Agent costs, which are included in existing operating budgets. Ancillary costs of implementing the System are not included in these cost estimates.

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

                           PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

         The Company has been named as the defendant in an action brought by PAGG Corporation and Via Systems, Inc. in the Superior Court for Middlesex County, Commonwealth of Massachusetts, filed on or about November 2, 1999. PAGG and Via are former contract manufacturers of the Company and are seeking payment by the Company for certain amounts alleged to be receivable for inventory manufactured for the Company and pursuant to an outstanding secured note from the Company to PAGG. The amount in controversy is approximately $1,800,000. PAGG holds a security interest in all of the Company's assets. Management is responding to this suit by contesting this case vigorously, including the assertion of the defense against the claim on non-payment under the note that PAGG has refused to take returns of defective products manufactured by PAGG for the Company.

         The Company has recently been made aware of a lawsuit filed in United States District Court for the District of Massachusetts, on or about November 9, 1999, on behalf of Frank E. Ridel and other currently-unnamed person(s) who are alleged to have purchased common stock of Focus Enhancements from July 17, 1997 to February 19, 1999. The complaint alleges that the Company and the Company's CEO violated Federal Securities Laws in connection with a number of allegedly false or misleading statements and seeks certification as a class action and certain unquantified damages. The suit was filed only recently and the Company had not yet been formally served as of November 12, 1999. Accordingly, the Company has not yet had an opportunity to evaluate the allegations. However, management believes it has consistently complied with Federal Securities Laws.


ITEM 2.       CHANGES IN SECURITIES

              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

         At September 30, 1999, the Company was in violation of the balloon payment provision of a term note payable to a contract manufacturer, PAGG Corporation, in the amount of $1,375,000. As described in detail in Item 1 above, the Company is in litigation with the holder of the note. The President and CEO of the Company has personally guaranteed payment of the note up to an amount not to exceed $600,000. However, the holder of the note has agreed to defer recourse on Mr. Massie's guarantee provision until December 31, 1999. On October 1, 1999, the Company paid $368,742.50 on the note reducing the balance outstanding to $1,006,257.50, thus obviating the personal guarantee.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE

              None

ITEM 5.       OTHER INFORMATION

         On November 11, 1999, the Company and Faroudja, Inc. of Sunnyvale, California ("Faroudja") jointly announced that the Copmany and Foroudja had agreed to terminate their discussions regarding a proposed merger of the two companies. The Company had initially announced on October 5, 1999 that it had entered into a non-binding letter of intent dated October 4, 1999 with Faroudja regarding a proposed merger of the Company with Faroudja. A copy of the parties' joint press release pertaining to their announcement that their discussions pursuant to the letter of intent have been terminated is included as Exhibit
99.1 to this Report on Form 10-QSB.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

a.       The following exhibits are filed herewith:

         11.      Statement Re: Computation of Per Share Earnings
         27.      Financial data schedule
         99.1     Press Release issued on November 11, 1999

b.       Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on October 8, 1999, pursuant to which it reported its having entered into a letter of intent dated October 4, 1999 pertaining to a proposed merger with Faroudja, Inc. of Sunnyvale, California.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FOCUS Enhancements, Inc.




     November 15, 1999                 By: \s\  Thomas L. Massie
                                            Thomas L. Massie
                                        Chief Executive Officer and
                                           Chairman of the Board
                                       (Principal Executive Officer)



     November 15, 1999                 By: \s\  Gary M. Cebula
                                             Gary M. Cebula
                                         Vice President of Finance
                                            and Administration
                                       (Principal Accounting Officer)