Form 10QSB/A
period 1999-09-30
FOCUS ENHANCEMENTS INC
filed 1999-11-16
CIK 884719

FORM 10-QSB/A
                                (Amendment No. 1)


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

         On June 4, 1999, the Company completed a financing of $1,200,000 in gross proceeds from the sale of 1,350,000 shares of common stock and the issuance of a warrant to purchase an additional 120,000 shares of common stock in a private placement to an unaffiliated accredited investor. The warrant is exercisable until June 30, 2004 at a per-share exercise price of $1.478125. The company filed a registration statement under the Securities Act of 1933 for the shares issued in connection with this transaction and issuable upon exercise of the warrant . The Company received proceeds from this transaction in two tranches of $600,000, less applicable fees. The first tranche was funded on June 14, 1999 for $600,000 less fees and expenses associated with this offering of $60,897 yielding net proceeds of $539,103. The second tranche for $600,000 less applicable fees of $42,015 yielding net proceeds of $557,985 was funded on August 18, 1999, which was the date on which the above-referenced registration statement became effective.

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


RESULTS OF OPERATIONS

             Three-Month Period Ended September 30, 1999 As Compared
              With The Three-Month Period Ended September 30, 1998

Net Sales

         Net sales for the three-month period ended September 30, 1999 ("Q3 99") were $3,905,065 as compared with $7,266,180 for the three-month period ended September 30, 1998 ("Q3 98"), a decrease of $3,160,115 or 46%. The decrease in net sales is principally attributable to the consolidation and restructuring of a segment of the Company's retail channel that resulted in the elimination of certain non-performing resellers of the Company's video conversion product line in North America effective in fourth quarter of 1998. Specifically, net sales in Q3 99 to the Company's US resellers decreased 46% to $3,059,000 from $5,641,000 in Q3 98. Net sales to OEM/Licensing customers decreased 75% to $210,000 in Q3 99 from $830,000 for the same quarter in 1998. This decrease is primarily the result of a delay in the development and production of the Company's new FS400 ASIC. Net sales of the Company's professional AV products totaled $533,000 in Q3 99 versus $ 406,000 in Q3 98, an increase of $127,000 or 31%. This increase is principally the result of favorable market penetration of the newly introduced professional product lines for the teleconferencing and home theater markets.

Licensing Fees

     In Q3 99, the Company received an initial licensing fee of $200,000 as compared with $-0- in Q3 98.

         As of September 30, 1999, the Company had a sales order backlog of approximately $500,000.

 Cost of Goods Sold

         Cost of goods sold were $2,165,524 or 55% of net sales, for the three-month period ended September 30, 1999, as compared with $4,207,259 or 58% of net sales, for the three-month period ended September 30, 1998, a decrease in absolute dollars of $2,041,735 or 49%. The Company's gross profit margins for Q3 99 and Q3 98 were 45% and 42%, respectively. As a percentage of sales, cost of goods sold was lower in Q3 99 principally due to reduced manufacturing costs of consumer products combined with incremental sales of professional AV products at margins that are considerably greater. Sales to OEM customers on which margins are typically lower declined in Q3 99 also contributing to higher margins as a percentage of sales.

Sales, Marketing and Support Expenses

         Sales, marketing and support expenses were $886,620 or 22% of net revenues, for the three-month period ended September 30, 1999, as compared with $1,473,426 or 20% of net revenues, for the three-month period ended September 30, 1998, a decrease of $586,806 or 40%. The decrease in absolute dollars is due primarily to reductions in channel marketing expenditures resulting from market restructuring efforts.

General and Administrative Expenses

         General and administrative expenses for the three-month period ended September 30, 1999 were $387,942 or 9% of net revenues, as compared with $571,280, or 8% of net revenues for the three-month period ended September 30, 1998, a decrease in absolute dollars of $183,338 or 32%. The decrease in absolute dollars is principally due to decreases in payroll and employee benefits ($140,000), investor relations fees ($17,000) and bad debt provisions ($27,000).

Research and Development Expenses

         Research and development expenses for the three-month period ended September 30, 1999 were $305,762, or 7% of net revenues, as compared to $323,073, or 4% of net revenues, for three-month period ended September 30, 1998, a decrease in absolute dollars of $17,311 or 5%. The decrease was due principally to a reduced payroll and employee benefits offset by a full three months of operating expenses in Q399 in comparison to two months operating expenses in the Q398 period resulting from the acquisition of PC Video Conversion on July 29, 1998.

Interest Expense, Net

         Net interest expense for the three-month period ended September 30, 1999 was $156,890, or 4% of net revenues, as compared to $16,819, or 0.2% of net revenues, for the three-month period ended September 30, 1998, an increase of $140,071. The increase is primarily attributable to an increase in outstanding interest bearing debt for the three months ended September 30, 1999.

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

             Nine-Month Period Ended September 30, 1999 As Compared
               With The Nine-Month Period Ended September 30, 1998

Net Sales

         Net sales for the nine-month period ended September 30, 1999 (the "99 Period") were $13,413,400 as compared with $19,390,215 for the nine-month period ended September 30, 1998 (the "98 Period"), a decrease of $5,976,815 or 31%. The decrease in net sales is primarily due to the consolidation and restructuring of a segment of the Company's retail channel that resulted in the elimination of certain non-performing resellers of the Company's video conversion product line in North America in the fourth quarter of 1998. Specifically, net sales in the 99 Period to the Company's US resellers decreased 36% to $9,596,000 from $15,103,000 in the 98 Period. Net sales to OEM/Licensing customers decreased 47% to $1,501,000 in the 99 Period from $2,831,000 for the 98 period. This decrease is primarily the result of a delay in the development and production of the Company's new FS400 ASIC. Net sales of the Company's professional AV products totaled $1,568,000 in the 99 Period versus $406,000 in the 98 Period, an increase of $1,162,000 or 286%. The Company began distributing this product line on August 1, 1998 as a result of the acquisition of PC Video Conversion, Inc.

Licensing Fees

         In the 99 Period, the Company recorded licensing fees of $200,000 compared with $-0- in the 98 Period. Cost of Goods Sold

         Cost of goods sold were $7,593,643 or 57% of net sales, for the nine-month period ended September 30, 1999, as compared with $11,054,551 or 57% of net sales, for the nine-month period ended September 30, 1998, a decrease in absolute dollars of $3,460,908 or 31%. The decrease in cost of sales in absolute dollars was principally the result of a decrease in revenues in the 99 Period as compared to the 98 Period.

Sales, Marketing and Support Expenses

         Sales, marketing and support expenses were $2,907,104 or 21% of net revenues, for the nine-month period ended September 30, 1999, as compared with $3,920,763 or 20% of net revenues, for the nine-month period ended September 30, 1998, a decrease in absolute dollars of $1,013,659 or 26%. The decrease in absolute dollars is due primarily to reductions in channel marketing expenditures resulting from market restructuring efforts.

General and Administrative Expenses

         General and administrative expenses for the nine-month period ended September 30, 1999 were $1,169,112 or 9% of net revenues, as compared with $1,346,764, or 7% of net revenues for the nine-month period ended September 30, 1998, a decrease in absolute dollars of $177,652 or 13%. The decrease in absolute dollars is principally due to decreases in payroll and employee benefits ($125,000), temporary help ($25,000) and bad debt provisions ($129,000), offset by increases in telephone ($22,000), investor relations ($27,000) and legal expenses ($55,000).

Research and Development Expenses

         Research and development expenses for the nine-month period ended September 30, 1999 were $1,068,568 or 8% of net revenues, as compared to $878,797, or 5% of net revenues, for nine-month period ended September 30, 1998, an increase in absolute dollars of $189,771 or 22%. The increase was due principally to increased staffing, employee benefits and operating expenses resulting from the acquisition of PC Video Conversion on July 29, 1998, representing nine month's activity in the 99 Period as compared to two month's activity in the 98 Period.

Interest Expense, Net

         Net interest expense for the nine-month period ended September 30, 1999 was $323,751, or 2% of net revenues, as compared to $154,229, or 1% of net revenues, for the nine-month period ended September 30, 1998, an increase in absolute dollars of $169,522, or 110%. The increase is primarily attributable to an increase in outstanding debt balances for the 99 period compared to the 98 Period.

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

         Net cash (used in)  investing  activities  for the  nine-month  periods
ended  September  30,  1999  and  1998  was   ($1,565,589)   and   ($1,548,957),
respectively. In the 99 Period, cash used in investing activities was principally for the purchase of property and equipment and capitalized ASIC development costs. In the 98 Period, cash used in investing activities was for the purchase of property and equipment and capitalized ASIC development costs ($618,394) and for cash paid resulting from the acquisition of PC Video Conversion, Inc. ($930,563).

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


                                      FOCUS Enhancements, Inc.




     November 16, 1999                 By: \s\  Thomas L. Massie
                                            Thomas L. Massie
                                        Chief Executive Officer and
                                           Chairman of the Board
                                       (Principal Executive Officer)



     November 16, 1999                 By: \s\  Gary M. Cebula
                                             Gary M. Cebula
                                         Vice President of Finance
                                            and Administration
                                       (Principal Accounting Officer)