Form 10KSB/A
period 1998-12-31
FOCUS ENHANCEMENTS INC
filed 1999-11-30
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10KSB/A

                                [AMENDMENT NO.2]


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

As of March 31, 1999, there were 18,005,090 shares of Common Stock outstanding.

Document Incorporated by Reference:
None

                               TABLE OF CONTENTS



PART III

Item 10.            Executive Compensation                                   3

Item 13.            Exhibits and Reports on Form 8K                          7

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

                                         OPTION GRANTS IN LAST FISCAL YEAR

                                                       Percentage of
                                                       Total Options
                                                       Granted to                         Individual Grants
                              Shares Subject to        Employees in                       -----------------
Name                          Options Granted          FY 1998(1)               Exercise Price          Expiration Date
----                          ---------------          ----------               --------------          ---------------

Thomas L. Massie                 200,000                 14.8%                      $1.22                  9/01/03

Christopher P. Ricci             125,000                  9.3%                      $1.22                  9/01/03

Brett Moyer                      100,000                  7.4%                      $1.22                  9/01/03

Richard J. O'Connell             100,000                  7.4%                      $1.22                  9/01/03

Thomas Hamilton                   25,000                  1.9%                      $1.22                  9/01/03

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

                    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES



                                                                               Number of                 Value of
                                                                              Unexercised                Unexercised, In-the-
                                                                              Options at                 Money Options at
                                                                              December 31, 1998          December 31, 1998
                              Shares Acquired                                 (Exercisable/              (Exercisable/
                              on Exercise(#)         Value Realized($)        Unexercisable)             Unexercisable)(1)
                              --------------         -----------------        --------------             -----------------


Thomas L. Massie               -0-                         -0-                  416,667                  $120,625.07
                                                                                (Exercisable)            (Exercisable)
                                                                                533,333                  $115,999.93
                                                                                (Unexercisable)          (Unexercisable)

Christopher P. Ricci           -0-                         -0-                  0 (Exercisable)          $ 0  (Exercisable)
                                                                                125,000                  $27,187.51
                                                                                (Unexercisable)          (Unexercisable)

Brett Moyer                    -0-                         -0-                  83,334                   $18,125.15
                                                                                (Exercisable)            (Exercisable)
                                                                                266,666                  $57,999.86
                                                                                (Unexercisable)          (Unexercisable)

Richard J. O'Connell           -0-                         -0-                  70,000                   $14,875.00
                                                                                (Exercisable)            (Exercisable)
                                                                                130,000                  $27,625.00
                                                                                (Unexercisable)          (Unexercisable)

Thomas Hamilton                -0-                         -0-                  53,333                   $11,599.93
                                                                                (Exercisable)            (Exercisable)
                                                                                51,667                   $11,237.57
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

Item 13. EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits

The following exhibits, required by Item 601 of Regulation SB, are filed as a part of this Amendment No. 2 to Annual Report on Form 10KSB/A or are incorporated by reference to previous filings as indicated by the footnote immediately following the exhibit. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation SB.

Exhibit Item No.  Item and Description

         1.4      Form of Stock Escrow Agreement (1)

         2.1      Agreement  of Merger,  dated  April 12,  1993,  between  FOCUS
                  Enhancement,   Inc.,  a  Massachusetts  corporation,  and  the
                  Company (1)

         2.2 Certificate of Merger, as filed with the Delaware Secretary of State on April 12, 1993 (1)

         2.3 Articles of Merger, as filed with the Massachusetts Secretary of State on April 14, 1993 (1)

         2.4 Agreement and Plan of Reorganization and Merger between the Company, FOCUS Acquisition Corporation and Lapis Technologies, Inc. dated as of November 29, 1993 (2)

         2.5 Purchase and Sale Agreement dated as of March 31, 1998 between the Company and Digital Vision, Inc.

         2.6 Purchase and Sale Agreement dated as of July 29, 1998 between the Company and PC Video Conversion, Inc. (15)

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

         4.1      Specimen certificate for Common Stock of the Company (1)

         4.2      Specimen  certificate  for  Redeemable  Common Stock  Purchase
                  Warrant (1)

         4.3      Form  of  Warrant  Agreement   between  the  Company,   Mellon
                  Securities Trust Company and Thomas James Associates, Inc. (1)

         4.4      Form of Warrant issued to Thomas James Associates, Inc. (1)

         4.5 Registration Rights Agreement dated as of March 31, 1998 between the Company and Digital Vision, Inc. (14)

         4.66 Registration Rights Agreement dated as of July 29, 1998 between the Company and PC Video Conversion, Inc. (15)

         10.1 Amended and Restated Employment Contract between the Company and a Corporate Officer, effective January 1, 1992 (1)

         10.2     1992 Stock Option Plan, as amended (4)

         10.3 Form of Incentive Stock Option Agreement, as amended, under the 1992 Stock Option Plan, as amended (1)

         10.4 Form of No-Qualified Stock Option Agreement, as amended, under the 1992 Stock Option Plan, as amended (1)

         10.5     1993 Non-Employee Director Stock Option Plan (4)

         10.6 Form of Non-Qualified Stock Option Agreement under the 1993 NonEmployee Director Stock Option Plan (4)

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

         10.44    Key  Officer   NonQualified   Stock  Option  Agreement  for  a
                  Corporate Officer (12)

         10.45    Key  Officer   NonQualified   Stock  Option  Agreement  for  a
                  Corporate Officer (12)

         10.46 Subscription Agreement between the Company and Smith Barney Fundamental Value Fund, Inc. dated September 8, 1997 (13)

         10.47 Form of Warrant dated September 10, 1997 issued to designees of the placement agent (13)

         10.48 Lease by Wakefield Ready Mixed Concrete Co., Inc. to FOCUS Enhancements, Inc. dated December 1, 1998 (16)

         11       Statement re Computation of Earnings [Loss] Per Share (16)

         21       Subsidiaries of the Company (16)

         23       Consent of Wolf & Company P.C., Independent Accountants (16)

         27       Financial Data Schedule for year ended December 31, 1998 (16)

--------

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

9     Filed as an exhibit to the Company's Form 8K dated November 4, 1996

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

13    Filed as an exhibit to the Company's Form 8K dated September 10, 1997.

14 Filed as an exhibit to the Company's Registration Statement on Form S-3, No. 333-57923, filed with the Commission on June 26, 1998.

15    Filed as an exhibit to the Company's Form 10-QSB dated August 14, 1998.

16    Filed as an exhibit to the Company's Form 10-KSB/A dated April 30, 1999.

(b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during the fiscal quarter ended December 31, 1998.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to its report on Form 10KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on November 29, 1999.

                                    FOCUS ENHANCEMENTS, INC.



                                    By: /s/ Thomas L. Massie
                                        Thomas L. Massie
                                        President, Chief Executive Officer
                                        and Chairman of the Board