Form 10KSB40
period 1999-12-31
FOCUS ENHANCEMENTS INC
filed 2000-04-14
CIK 884719

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
          1934

          For the fiscal year ended December 31, 1999, or

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Issuer's revenues for the fiscal year ended December 31, 1999 were $17,182,985. The aggregate market value of voting Common Stock held by non-affiliates of the Registrant was approximately $51,348,421 based on the closing bid price of the Registrant's Common Stock on April 12, 2000 as reported by NASDAQ ($2.0625 per share).

As of April 15, 2000, there were 24,896,204 shares of Common Stock outstanding.

Document Incorporated by Reference: Portions of the Definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1999, to be filed pursuant to Regulations 14A (the "Proxy Statement"), are incorporated by reference in Part III of this Form 10-KSB.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I
Item 1.     Business                                                          3
Item 2.     Properties                                                       11
Item 3.     Legal Proceedings                                                11
Item 4.     Submission of Matters to a Vote of Security Holders              11

PART II
Item 5.     Market for Registrant's Common Equity and
            Related Stockholder Matters                                      12
Item 6.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        13
Item 7.     Financial Statements                                             23
Item 8.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                         24

PART III
Item 9.     Directors, Executive Officers, Promoters and Control Persons,
            Compliance with Section 16(a) of the Exchange Act                25
Item 10.    Executive Compensation                                           25
Item 11.    Security Ownership of Certain Beneficial Owners
            and Management                                                   25
Item 12.    Certain Relationships and Related Transactions                   25
Item 13.    Exhibits and Reports on Form 8-K                                 25

                                     PART I

ITEM 1.        BUSINESS

Business of the Company

FOCUS Enhancements, Inc., (`the Company' or `FOCUS'), internally develops proprietary technology for the conversion and enhancement of PC and Macintosh output for display on televisions and large-screen monitors, and markets and sells, worldwide, a line of video conversion products using this technology. These video conversion products range from custom-designed video co-processor chips, used by leading Original Equipment Manufacturers (OEMs), to computer peripherals marketed to consumers directly and through a global network of value-added resellers (VARs), distributors and retailers. In a 1997 independent survey by Frost & Sullivan, FOCUS was recognized as an industry leader in the development and marketing of PC-to-TV video conversion products that make personal computers "TV ready" and televisions "PC ready". In 1999, FOCUS continued to solidify this leadership position through:

1. Increased research and development investment, resulting in additional patents being awarded to the Company, and in industry-wide recognition of the superior video quality of its products,

2. Significant new licensing agreements with OEMs for use of FOCUS' proprietary TV video conversion ASIC chips in current and future product designs, and

3. New strategic alliances with major OEMs, resellers and national retail chains.

  In our 1998 Annual Report the Company stated that it was in discussions with other PC manufacturers, television manufacturers, VGA chip and VGA card developers. In 1999 many of these discussions came to fruition.

  The Company was founded in December 1991, as a Massachusetts corporation and was reincorporated in Delaware in April 1993. In December 1993, the Company acquired Lapis Technologies, Inc. (`Lapis'), a developer of high-quality, low-cost Macintosh PC-to-TV video graphics products. Effective September 30, 1996, the Company consummated the acquisition of Tview, Inc., a developer of PC-to-TV video conversion ASIC technology. This acquisition has played a significant strategic role in allowing FOCUS to gain a major technological position in the video scan conversion category, and has positioned FOCUS as a leader in PC-to-TV video conversion technology. On September 30, 1997, the Company sold its line of computer connectivity products. On March 31, 1998, the Company acquired selected assets of Digital Vision, Inc., a manufacturer of both PC-to-TV and TV-to-PC products. On July 29, 1998, the Company acquired the net assets of PC Video Conversion, Inc., a manufacturer of professional high-end video conversion products. In December 1998, the Company restructured this entity into a Professional Products Research & Development group and began to consolidate its operating activities to the Company's corporate headquarters.

  The Company's executive offices are located at 600 Research Drive, Wilmington, Massachusetts 01887. Its Research and Development center is located at 9275 SW Nimbus Avenue, Beaverton,

Oregon. The Company's Professional A/V Conversion team is located at 16120 Caputo Drive, Suite A, Morgan Hill, CA 95037. The Company's general telephone number is (978) 988-5888, and its Worldwide Web address is http:www.focusinfo.com.

BUSINESS STRATEGY

  In 1999 the Company continued to concentrate its resources on the growing PC-to-TV scan conversion technology market, which has been projected by independent industry sources to grow, within the United States alone, at an annual compound growth rate of approximately 24%, achieving sales of over 200 million dollars by the year 2003, see Frost & Sullivan 1997 report. Following key strategic acquisitions over the past six years, and the discontinuance of any lines not directly in line with the Company's strategic direction, the Company continues to focus on internal research and development of cutting-edge video enhancement technology and products. Also, while continuing to service and expand its global marketing network targeting Professional Consumers and Home Consumers, the Company has long recognized that the greatest growth potential for its technology is through sales to, and licensing agreements with, leading OEMs. Because the patented design of FOCUS' FS400 family of ASICs has allowed the Company to dramatically improve video quality while reducing cost, leading manufacturers in the Internet Appliance (IA), PC Reference Design, and Television markets signed agreements with FOCUS in 1999.

PRODUCT STRATEGY

  The company continues on its course of concentrating on developing low-cost, high-quality video conversion technology. For the year ended December 31, 1999 research and development expenditures were $1,400,732. Approximately 77% of this expenditure was directed toward new product activities.

MARKETING AND SALES STRATEGY

 . The Company vigorously pursued the OEM market for its technology in 1999, resulting in numerous Licensing Integration agreements with some of the most significant names in the United States and global TV, PC and Internet Appliance markets. In 2000 the Company will continue to concentrate its marketing efforts toward those OEMs which dominate their respective markets, and which have the manufacturing, sales and distribution networks in place to capitalize on the huge growth forecast for the PC-to-TV and TV-to-PC conversion products over the next decade. Also, the redesigned Company web site, launched in March 1999, features a new OEM Custom Integration section to showcase FOCUS' line of proprietary video conversion ASICs and OEM solutions.

 . The Professional Consumer market continues to be a growing segment, and the Company made significant inroads into that market in 1999. In September the Company unveiled its new Tview QuadScan Pro, a cost-effective, high-resolution line quadrupler/video scaler at the CEDIA Expo '99. The QuadScan is being marketed for professional AV applications, as well as for home theater use. FOCUS continued to expand its presence in the

   Videoconferencing and Education markets through new strategic alliances consummated in 1999. Additionally, the Company added a new Professional Consumer Products section to its redesigned World Wide Web site.

 . While the Company has determined that the OEM market offers the best potential for future growth, it also continues to recognize its consumer channel, through its reseller distribution network as a substantial, revenue-generating market. One of the potentially most significant new distributor agreements was signed with The Douglas Stewart Company, the nation's largest marketer of computer products, electronics and student supplies to the education market. The Company also continues to offer cooperative advertising incentives to resellers on a percentage-of-product-purchases basis. Funded programs include sales incentives, special pricing programs, and targeted advertising campaigns.

 . Direct Marketing to business, education and end-user consumers continues to be a viable and profitable segment for the Company. Arrangements with independent, third-party mail order companies such as MicroWarehouse, CDW, Global Computer Supplies, MultiZones and PC Connections have proven to be a cost-effective method for achieving direct sales.

The Company's web site contains an interactive list of resellers and outlets for its products contributing to the goal of direct access to end users and building relationships. The Company also offers the ability to buy direct on-line through various computer resellers including MicroWarehouse and Multiple Zones International. In March 1999, the Company went live with its new Web site that allows for direct product purchasing from FOCUS.

The Company also utilizes a sophisticated 24-hour fax-on-demand system. Each product specification fax requested by the customer is cross-marketed for synergistic products.

 . Cross-Marketing. The Company ships over 10,000 products per month, and a FOCUS PC-to-TV product guide is provided in all shipped packages. This strategy is designed to increase customer awareness of other FOCUS products, and aids the Company's brand-recognition marketing goals.

 . Display Advertising. The Company utilizes target advertising in popular computer and consumer journals for the development of lead generation and product brand recognition. The Company has advertised in magazines such as Selling Power, Advanced Imaging, Mobile Computing, Laptop Buyer's Guide, Inc. Magazine, Technology & Learning, and Presentations.

 . Global Distribution. The Company has made significant investments over the last several years in creating a global reseller/VAR channel. In 1995, the Company had approximately 250 resellers globally. As of December 1999, the Company's products are marketed in over 2,200 store fronts globally.

In the United States and Canada, the Company markets and sells its products through national resellers such as CompUSA, Micro Center, Midwest Micro, Fry's Electronics, and J&R Music World. The Company markets and sells its products through national distributors such as Ingram Micro, D&H Distributing and Academic Distributing. The Company also markets and sells its products through third-party mail order resellers such as MicroWarehouse, Multiple Zones, PC Connection and CDW.

In the rest of the world, the Company's products are sold to resellers, independent mail order companies and distributors in Latin America, France, the United Kingdom, Scandinavia, Germany, Switzerland, Italy, the Czech Republic, Russia, Australia, Japan, China, Singapore, and the Republic of Korea.

 . Telemarketing and Telesales. The Company is receiving and placing over 50,000 sales calls per year. The Company utilizes telemarketing and telesales programs.

Telemarketing. The Company gathers valuable marketing data from callers. This data allows the Company to continuously analyze its market data such as customer type, media response and product interest. The Company also receives registration cards that provide the Company with marketing information such as product quality, service quality and sales representative product knowledge. Additionally, in 1999 the Company established a new rebate program which required the completion of an information card in order to receive the rebate.

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

Professional PC-to-TV Video Scan Conversion Products

The Company's TView Pro AV products are high-end video conversion devices that address the high-quality standards of the professional broadcast and presentation markets. The Company offers each of its professional products in desktop, rackmount, and board-level forms. The TView Pro AV products are the most advanced broadcast-quality conversion products in the marketplace. These products allow the user to take any high-resolution computer image and project it onto any compatible NTSC/PAL display or VCR or over a videoconference link. The QuadScan is a line Quadrupler/Scaler that eliminates visible scan lines and flicker from standard video for the home theater/professional video markets.

Video Scan Conversion Integrated-Circuit Products (ASICs)

Integrated Circuits. The Company currently offers three families of integrated circuits. The FS300 family of ASICs was developed for both consumer and commercial applications. The FS300 was the Company's third generation PC-to-TV video encoder designed to increase the video conversion capabilities of FOCUS' products while reducing the cost of manufacturing the Company's products. The FS300 supports resolutions of up to 10x4 x 768 and features patented "video scaling" technology whereby the image on the television is scaled both horizontally and vertically to perfectly fit the entire contents of the computer screen on the TV.

During 1998-1999, the Company developed a fourth generation scan converter to advance the technology to optimize the image quality on a TV, the FS400 family. Four major areas of advancement in the FS400 family are total compatibility with all computer systems up to very high resolution 2560 x 2048 displays, significantly improved TV image quality including an advanced sharpness-enhanced 2D flicker filter (patent pending), auto-sensing, sizing, and scaling for hands off TV operation, and advanced digital and progressive TV output modes. A version of the FS400 also supports the new DVD copy protection schemes with Macrovision encoding for DVD movie capable systems. The FS400 delivers all these features with lower power, lower cost, and a smaller package. The FS400 will replace the FS310 over Y2000.

The Company also announced its FS450 iNet TV ASIC in July 1999. The FS450 family of ASICs was specifically designed for the exploding internet set top box market, information appliances, and TV enabled PCs. It utilizes the high quality output characteristics of the FS400 family with a low cost digital interface to most graphic ICs found in low cost PCs, set top boxes, and 3D graphic cards. It is in this area where the Company intends to focus its research and development efforts, furthering its core competency in this type of technology and expanding the application and use of video scan conversion to address digital television including HDTV, interactive television, information appliances, LCD panels and plasma display markets.

In December of 1999, the Company announced sale of its FS400 digital video coprocessor. The FS400 supports high-resolution, faster speed, progressive scan displays, and Macrovision for DVD. It also delivers such features with lower power consumption, a smaller footprint and does so at half the cost of the FS300. The Company plans to launch additional ASICs in 2000.

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

In March 1999, the Company announced the new InVideo(TM) USB Capture. The InVideo(TM) USB Capture allows users to access video from any NTSC/PAL video source and save it directly to any computer. Moreover, FOCUS' InVideo(TM) USB Capture combines MMX-enhanced software with powerful video capture hardware and can be connected to a camcorder, VCR, DVD video player, or any device that outputs NTSC or PAL video for full motion/full-color video capture. InVideo USB Capture offers plug and play installation for hardware platforms that support the Windows 98 operating systems.

PC-to-TV Video Scan Conversion Applications

Television Display Device. The large-screen area of a TV monitor makes it an inexpensive way to present computer graphics and text to a large audience or classroom environment. The Company's products can be used with a TV monitor for presentations, education, training, video teleconferencing, Internet viewing, and video gaming applications.

 . Presentations. TView products are ideal for sales and business presentations. In particular, because of the lightweight and small size of the products, they have been embraced by mobile presenters and sales forces as a cost-effective and space effective tool.

 . Education and Training. In education, teachers and corporate trainers see the benefit of using computers in the classroom to create an interactive learning environment. Because TView products allow the use of one computer for multiple students, teachers and curriculum developers no longer need to be constrained in their use of computers for instructional purposes.

 . Internet Viewing. TView products also take advantage of the rise in popularity of the Internet and the advent of Internet-related products for television. By allowing current PC owners to adapt their existing technology to display on a television, TView products bridge the gap between current and future Internet usage by offering the full functionality of a PC on a television.

 . Video Gaming. TView products make the PC gaming experience larger than life by allowing users to play PC games on a television. By connecting a PC's sound and video ports to a television, the gaming enthusiast can share in the gaming experience with a group or simply play along with the impact of a big screen television.

 . Print to Video. The TView systems will output the computer images directly to a VCR allowing for an inexpensive way to print anything created on a Windows or Mac OS personal computer to video tape.

 . Mirroring Mode. The Company's proprietary technology allows the presenter to use the small computer screen as a mirroring console to the same images displayed on the larger TV monitor. Training of applications can be performed from the Windows or Mac OS personal computer while the audience observes the images on the TV monitor.

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

The Company provides customers with a one- to three-year warranty on all products. The Company repairs or replaces a defective product which is still under warranty coverage, and substantially all the components which the Company purchases are also covered by vendor warranties of comparable duration. Returned products with defective components are returned by the Company to the component vendors for repair or replacement. Product returns, exclusive of reseller stock balancing, averaged approximately 36% and 17% of total product revenue during the years ended December 31, 1998 and 1999, respectively. In 1999, product returns were the result of normal customer returns in the Company's retail, distribution and mail order channels. The decrease in product returns was principally the result of the consolidation of one of the Company's distribution channels effective in Q498.

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

Manufacturing

In the manufacture of its products, the Company relies primarily on turnkey subcontractors who utilize components purchased or specified by the Company. The "turnkey" house is responsible for component procurement, board level assembly, product assembly, quality control testing, and in some cases, final pack-out and direct shipment. All subcontracted turnkey houses currently used by the Company are ISO 9002 certified. During 1999, the Company relied on two turnkey manufacturers for approximately 90% of the Company's product manufacturing. Effective in Q499, the Company relied on a new Far East turnkey manufacturer for approximately 90% of the Company's manufacturing. The Company has since begun using an additional Far East Manufacturer as a 2nd source of turnkey products.

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

All customer returns are processed by the Company in its fulfillment center. Upon receipt of a returned product, a trained testing technician at the Company tests the product to diagnose the problem. If a product is found to be defective the unit is either returned to the turnkey subcontractor for rework and repair or is repaired by the Company and returned to the customer. The majority of the Company's defective returns are repaired or replaced and returned to customers within five business days. In 1999, product returns that are determined to be defective represented approximately 0.5% of the total product revenues.

Intellectual Property and Proprietary Rights

The Company currently has five patents pending and five patents issued, six of which relate to its PC-to-TV video conversion chips, and anticipates filing another patent application in the third quarter of 2000. Patent applications have also been filed to secure intellectual property rights in foreign jurisdictions. The Company has also filed applications to register eight trademarks to add to its two currently registered trademarks. Historically, the Company has relied principally upon a combination of copyrights, common law trademarks and trade secret laws to protect the rights to its products that it markets under the FOCUS and TView brand names.

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

Because of the rapid pace of technological innovation in the Company's markets, management believes that in addition to the patents filed and issued, the Company's success relies upon the creative skills and experience of its employees, the frequency of Company product offerings and enhancements, product pricing and performance features, its diversified marketing strategy, and the quality and reliability of its support services

Personnel

As of December 31, 1999, the Company employed 54 people on a full-time basis, of which 16 are in research and development, 9 in marketing and sales, 7 in customer support, 10 in operations, and 12 in finance and administration.

Backlog

At December 31, 1999, the Company had a backlog of approximately $911,000 for products ordered by customers as compared to a backlog of $282,000 at December 31, 1998, an increase of $629,000 or 223%. The Company expects to fill these orders in 2000. The increase in backlog in 1999 as compared to 1998 is primarily due to development delays on the FS400 ASIC combined with production delays on Professional AV products in the fourth quarter of 1999. Generally, management does not believe backlog for products ordered by customers is a meaningful indicator of sales that can be expected for a particular time period.

ITEM 2.         PROPERTIES

As of December 31, 1999, the Company leased approximately 40,000 square feet of space at four locations. The Company leased approximately 22,000 square feet of space at $16,380 per month in Wilmington, Massachusetts, which was used for administration, sales, marketing, customer service, limited assembly, quality control, packaging and shipping. This lease is scheduled to expire in February 2004. The company leases additional space in the following locations: Orinda, California, Morgan Hill, California, and Beaverton, Oregon. The Orinda facility is mainly used for research and development with approximately 500 square feet at $950 per month. The Morgan Hill facility is mainly used for high-end video conversion development and final production, with approximately 11,640 square feet at $4,320 per month, expiration being May 2000. The Beaverton facility is mainly used for research and development, with approximately 4,700 square feet at $3,631 per month, expiration being June 30, 2000. The Company is currently in negotiations for new space in Beaverton, Oregon. The Company believes that its existing facilities are adequate to meet current requirements and that it can readily obtain appropriate additional space as may be required on comparable terms.

ITEM 3.         LEGAL PROCEEDINGS

     The Company has been named as a defendant in a lawsuit filed in United States District Court for the District of Massachusetts, on or about November 9, 1999, on behalf of Frank E. Ridel and other currently-unnamed person(s) who are alleged to have purchased shares of our common stock from July 17, 1997 to February 19, 1999. In March of 2000, 15 additional actions were filed which made claims on behalf of shareholders who purchased stock from the previous class period through March 1, 2000. The actions are in the process of being consolidated. The complaints allege that the company, its chief executive officer and its chief financial officers, violated federal securities laws in connection with a number of allegedly false or misleading statements and seeks certification as a class action and certain unquantified damages. We intend to contest this case vigorously.

From time to time, the Company is party to certain other claims and legal proceedings that arise in the ordinary course of business of which, in the opinion of management, do not have a material adverse effect on the Company's financial position or results of operation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended December 31, 1999 to a vote of security holders of the Company, whether through solicitation of proxies or otherwise.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading in the Company's Common Stock and public warrants (the "Warrants") commenced on May 25, 1993, when the Company completed its initial public offering, and since that time the Company's Common Stock and Warrants traded principally on the NASDAQ SmallCap Market under the symbol "FCSE" and "FCSEW", respectively. The Company's Common Stock and Warrants were also traded on the Boston Stock Exchange under the symbols "FCS" and "FCSW", respectively, during the period May 26, 1993 through March 7, 1997. On May 27, 1998, the Company's Warrants expired. The following table sets forth the range of quarterly high and low bid quotations for the Company's Common Stock and Warrants as reported by NASDAQ. The quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions. The closing bid price of the Company's Common Stock on the NASDAQ SmallCap Market on March 31, 2000 was $3.125 per share.

                                       WARRANTS                    COMMON STOCK
                              HIGH BID          LOW BID        HIGH BID     LOW BID
CALENDAR 1999 QUOTATIONS
 First Quarter               Expired           Expired        $1.81          $ .91
 Second Quarter              Expired           Expired        $1.75          $1.00
 Third Quarter               Expired           Expired        $2.00          $ .94
 Fourth Quarter              Expired           Expired        $9.13          $1.00

CALENDAR 1998 QUOTATIONS
 First Quarter               $1.25             $0.50          $4.25          $2.50
 Second Quarter              $1.17             $0.03          $4.75          $2.38
 Third Quarter               Expired           Expired        $3.47          $1.19
 Fourth Quarter              Expired           Expired        $1.28          $1.19

As of March 8, 2000, there were 226 holders of record of the Company's 24,881,204 shares of Common Stock outstanding on that date. As of March 9, 2000 the Company estimates that approximately 11,500 shareholders hold securities in street name. The Company does not know the actual number of beneficial owners who may be the underlying holders of such shares.

The Company has not declared nor paid any cash dividends on its Common Stock since its inception. The Company intends to retain future earnings, if any, for use in its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
------------

On March 31, 1998, the Company acquired selected assets of Digital Vision, Inc., a manufacturer of both PC-to-TV and TV-to-PC products. The Company marketed two new products as a result of the acquisition, identified as its InVideo product line. Sales of this product line in 1999 totaled approximately $465,000 as compared with $500,000 for 1998. Gross profits for these products were approximately $145,000 as compared to $200,000 in 1998. Sales related expenses totaled $90,000 in 1999 compared to $200,000 in 1998. This acquisition resulted in no additional personnel being added to the Company.

On July 29, 1998, the Company acquired the net assets of PC Video Conversion, Inc. ("PC Video"), a manufacturer of Professional A/V products. In 1999, revenues from products resulting from this acquisition totaled approximately $2,100,000 compared to approximately $700,000 in 1998. Gross margin on sales of professional A/V products was approximately $1,300,000 in 1999 compared to approximately $500,000 in 1998. Operating expenses totaled approximately $850,000 in 1999 versus approximately $600,000 in 1998.

In connection with the Company's sale of its line of computer connectivity products in 1997, the Company acquired 189,701 shares of the common stock of Advanced Electronic Support Products, Inc. ("AESP"). Due to a prolonged decline in the per share market price of the AESP stock investment, the Company adjusted this investment to its estimated net realizable value. This resulted in a charge to earnings of approximately $346,000 in 1998. In June 1999, the Company sold approximately 189,701 shares of AESP stock yielding gross proceeds of approximately $324,000 and recognizing a gain of approximately $80,000.

RESULTS OF OPERATIONS
---------------------

Year ended December 31, 1999 as compared to Year Ended December 31, 1998

The following table sets forth, for the periods indicated, income and expense items included in the Consolidated Statements of Operations, expressed as a percentage of net sales:

                                                            Year Ended December 31,
                                                     --------------------------------------
                                                           1999                  1998
                                                     ----------------      ----------------
Net sales                                                    98 %                  100 %
Licensing fees                                                 2                     --
                                                        --------               --------
  Total revenues                                             100                    100
Cost of goods sold                                            61                     84
                                                        --------               --------
Gross profit                                                  39                     16
                                                        --------               --------
Operating expenses:
  Sales, marketing and support                                23                     37
  General and administrative                                  11                     12
  Research and development                                     8                      9
  Depreciation and amortization                                4                      8
  Impairment of goodwill                                      --                     17
                                                        --------               --------
     Total operating expenses                                 46                     83
                                                        --------               --------
Loss from operations                                          (7)                   (67)

Interest expense, net                                         (3)                    (1)
Other income                                                   1                      1
Gain (loss) on securities available for sale                  --                     (2)
Income (loss) before income taxes                             (9)                   (69)
Income tax expense                                            --                     --
                                                        --------               --------
Net loss                                                      (9%)                  (69%)
                                                        ========               ========


NET SALES

Net sales for the year ended December 31, 1999 were $17,183,000 as compared with $18,440,000 for the year ended December 31, 1998, a decrease of $1,257,000, or 7%. During the year ended December 31, 1999, the Company had net sales increases to Professional AV customers (205%) and Internet customers (100%), while it had decreases in net sales to US Resellers (9%), to International customers (10%), to OEM customers (37%), and Other sales (79%).

In 1999, net sales to US Resellers (Distributors, Retailers, VAR's and Education segments) were approximately $11,402,000 as compared to $12,498,000 in 1998, a decrease of $1,096,000 or 9%. Net sales included sales to a major distributor totaling approximately $4,318,000 or 25% as compared to 5,686,000 or 31% in 1998. The decrease in absolute dollars is the result of a reduction in major retailers that were directed to this distributor in 1999 as compared to 1998.

During 1999, net sales to OEM customers were approximately $2,442,000 as compared to $3,866,000 in 1998, a decrease of $1,424,000 or 37%. The decline in OEM sales was primarily due to the delay in development and completion of the Company's new FS400 mixed signal ASIC for the television, computer and internet appliance markets. This ASIC was completed in Q499 and is in full production in Q100.

Net sales to international customers in 1999 were approximately $758,000 compared to $605,000 in 1998, an increase of $153,000 or 25%. The increase is principally the result of the addition of professional AV sales to the international sector.

In 1999, net sales to Professional AV customers were approximately $2,112,000 compared to $692,000 in 1998, an increase of $1,420,000 or 205%. The increase is primarily due to development of a distribution and reseller channel in 1999, combined with the introduction of two new products. In addition, 1998 results only consist of five months activity pursuant to the purchase of PC Video Conversion, Inc. on July 30, 1998.

In 1999, net sales to customers on-line via the internet were approximately $167,000 compared to $0 in 1998. The increase is principally the result of the Company establishing an e-commerce site which offers products direct to customers.

Other net sales in 1999 were approximately $165,000 as compared to $780,000 in 1998, a decrease of $615,000 or 79%. Other sales in 1998 principally consisted of networking and other discontinued product sales. The Company sold its networking product line in September, 1997 to AESP.

LICENSING FEES

In 1999, the Company received licensing fees of $350,000 as compared with $-0-in 1998. Licensing fees in 1999 were comprised of single source, non-recurring licensing revenues.

COST OF GOODS SOLD

Cost of goods sold was $10,544,000, or 61% of net sales, for the year ended December 31, 1999, as compared with $15,411,000, or 84% of net sales, for the year ended December 31, 1998, a decrease of $4,866,000 or 32%. In the fourth quarter of 1999, the Company adjusted the carrying values of certain inventory items to their estimated net realizable values. As a result, the Company charged approximately $164,000 in the fourth quarter of 1999 thus increasing its inventory reserves to approximately $399,000. In the fourth quarter of 1998, as a result of a detailed review of its inventories the Company identified certain excess and obsolete inventory items and also determined that the cost of certain inventory items required adjustments to their estimated net realizable value. As a result, the Company charged approximately $1,929,000 to expenses in the fourth quarter of 1998, thereby increasing its inventory reserves to approximately $2,168,000 at December 31, 1998. In addition, the Company recognized an additional $240,000 in market development costs in 1998 as a result of its expansion into the office superstore retail market. Cost of sales as a percentage of sales in 1999 were slightly lower compared to 1998, exclusive of the inventory adjustments and market development expenses in 1998. This is principally the result of continued cost reductions in manufacturing designs along with a new Far East manufacturing relationship established in Q499 resulting in lower manufacturing costs.

During the fourth quarter of 1999, the Company reduced cost of sales by $420,000, representing the cost of product sales returns from major customers, including anticipated sales returns in the first quarter of 2000. The Company also adjusted cost of sales by accruing for price protection and cooperative advertising credit claimed on prior products sold as the Company's management decided in the fourth quarter of 1999 to offer pricing incentives to remain competitive in 2000. This accrual resulted in a charge of approximately $194,000.

During the fourth quarter of 1998, the Company reduced cost of sales by approximately $3,400,000, representing the cost of product sales returns from major customers, including anticipated sales returns in the first quarter of 1999. The Company also adjusted cost of sales by accruing for price protection claims on prior products sold as the Company's management decided in the fourth quarter of 1998 to reduce its suggested retail price in 1999 to remain competitive. This accrual resulted in a charge of approximately $645,000.

SALES, MARKETING AND SUPPORT EXPENSES.

Sales, marketing and support expenses were $3,970,000, or 23% of net revenues, for the year ended December 31, 1999, as compared with $6,902,000, or 37% of net revenues, for the year ended December 31, 1998, a decrease of $2,932,000 or 42%. The decrease in sales, marketing and support expenses in absolute dollars is primarily the result of reduced marketing and advertising expenditures resulting from the consolidation of a segment of the Company's retail channel in Q498. In addition, the Company postponed marketing activities pertaining to its new FS400 ASIC that encountered development delays and was not released from engineering until Q499.

GENERAL AND ADMINISTRATIVE EXPENSES.

General and administrative expenses for the year ended December 31, 1999 were $1,878,000 or 11% of net revenues, as compared with $2,166,000 or 12% of net revenues for the year ended December 31, 1998, a decrease of $288,000 or 13%. The decrease in terms of absolute dollars and as a percentage of net revenues is primarily due to decreases in provisions for bad debts of approximately $99,000, consulting fees of approximately $80,000, office supplies of approximately $51,000, recruiting expenses of approximately $45,000, investor relations expenses of approximately $41,000 and temporary help of approximately $25,000. These reductions were offset by an increase in stock compensation charges of approximately $65,000.

RESEARCH AND DEVELOPMENT EXPENSES.

Research and development expenses for the year ended December 31, 1999 were approximately $1,401,000 or 8% of net revenues, as compared with $1,699,000 or 9% of net revenues, for the year ended December 31, 1998, a decrease of $298,000 or 18%. The decrease in research and development expenses in both absolute dollars and as a percentage of revenues is due primarily to a reduction of period expenses in the Beaverton, OR development center resulting from incremental increases in capitalized ASIC development costs of approximately $605,000, offset by an increase in Professional AV products R&D of approximately $305,000. This increase is a result of a full twelve months activity as compared with only five months activity in 1999 pursuant to the acquisition of PC Video Conversion, Inc. on July 30, 1998.

DEPRECIATION AND AMORTIZATION.

Depreciation and amortization expenses for the year ended December 31, 1999 were $557,000 or 3% of net revenues, as compared with $1,500,000 or 8% of net revenues, for the year ended December 31, 1998, a decrease of $943,000 or 63%. In the fourth quarter of 1998, the Company performed a detailed review of its property and equipment accounts. As a result of this review, certain assets were written off and the estimated useful lives of certain assets were revised. The effect of these write-offs and revisions resulted in additional depreciation expense of approximately $766,000. In addition, in 1998 the Company recorded additional amortization of goodwill resulting from the acquisition of Digital Vision, Inc. and PC Video Conversion, Inc. totaling approximately $146,000.

INTEREST EXPENSE, NET.

Net interest expense for the year ended December 31, 1999 was $531,000, or 3% of net revenues, as compared to $226,000, or 1% of net revenues, for the year ended December 31, 1998, an increase of $305,000 or 135%. The increase in interest expense is attributable to an increase in interest bearing obligations at increased interest rates. On March 31, 1999, the Company was required to restructure its line of credit with its commercial bank resulting in an increase in interest rate combined with additional transaction fees.

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

OTHER INCOME.

For the year ended December 31, 1999, the Company had other income of $138,000 or 1% of net revenues as compared to other income of $100,000 or 0.5% of net revenues for the year ended December 31, 1998, an increase of $38,000.

GAIN (LOSS) ON SECURITIES AVAILABLE FOR SALE

During June 1999, the Company sold approximately 189,701 shares of AESP stock available for sale. This stock was acquired by the Company as a result of the sale of a line connectivity products to AESP on September 30, 1997. The Company received gross proceeds of approximately $324,000 and recognized a gain of approximately $80,000 on the transaction.

On September 30, 1997, the Company sold its line of computer connectivity products to AESP for 189,701 shares of AESP common stock. Included in the sale were customer lists and the right to use the FOCUS networking brand name to market the product line as well as certain of AESP's complementary products. In connection with this transaction, the Company recorded other income in the amount of $358,000. During 1998, the fair market value of this investment declined 58%. At December 31, 1998, there was no indication that the fair market value of this investment would increase substantially in the foreseeable future, therefore the Company recognized a loss on this investment of approximately $346,000 in the fourth quarter of 1998.

NET LOSS.

For the year ended December 31, 1999, the Company reported a net loss of $1,480,000, or $0.08 per share (basic), as compared to a net loss of $12,787,000, or $0.78 per share (basic), for the year ended December 31, 1998, a reduction in loss of $11,307,000. For the quarter ended December 31, 1999, the Company recorded a net loss of approximately $1,779,000. This loss resulted from certain adjustments in the fourth quarter as follows: product returns from discontinued resellers (approximately $367,000), inventory adjustments (approximately $527,000), accounts receivable adjustments (approximately $383,000), accrued expense adjustment (approximately $254,000), stock compensation and other charges (approximately $284,000).

For the quarter ended December 31, 1998, the Company recorded a net loss of approximately $14,235,000. This loss resulted from reduced sales in the quarter due to lower than anticipated sell through of the Company's products and higher than expected inventory levels at certain retail customers, which resulted in significant sales returns in the fourth quarter. In addition, the Company made significant adjustments in the fourth quarter. The effect of the sales returns and the significant fourth quarter adjustments are as follows: product returns from non-performing resellers (approximately $3,455,000), impaired goodwill (approximately $3,054,000), inventory adjustments (approximately $1,929,000), accrued expense adjustments (approximately $2,125,000), fixed asset adjustments (approximately $766,000), and revaluation of stock investments (approximately $346,000).

FINANCIAL CONDITION
-------------------

TOTAL ASSETS.

Total Assets increased $2,279,000 or 18%, from December 31, 1998 to December 31, 1999. The increase in assets is due to: increases of cash and certificates of deposit by $2,889,000, accounts receivable by $360,000, and property and equipment by $174,000, capitalized software development costs by $1,645,000 and other current asset by $24,000; offset by reductions of securities available for sale by $249,000, inventory by $2,360,000 and goodwill by $187,000 and other assets by $17,000. Cash and certificates of deposits increased 210% principally resulting from equity infusions in 1999 from private placements of common stock and issuances of common stock pursuant to exercises of common stock warrants and options. Accounts receivable increased by 14% in 1999 compared with 1998 principally due increased sales in Q499 compared to Q498. In Q498 the Company restructured a segment of a non-performing reseller channel resulting in significant sales returns. Property and equipment increased 22% primarily due to investments in year 2000 compliant computer hardware and software systems. Capitalized software development costs increased 344% resulting from increased investments in ASIC development costs. Securities available for sale decreased by 100% in 1999 compared with 1998 due to the sale of approximately 189,701 shares of AESP stock in June 1999. The decrease in inventory in 1999 as compared with 1998 is the result of increased sales combined with inventory adjustments in Q499 compared to significant product returns and inventory adjustments in Q498. Goodwill decreased by 23% in 1999 compared with 1998 primarily due to the revaluation of impaired goodwill associated with Lapis, Digital Vision and PC Video recorded in Q498.

TOTAL LIABILITIES.

Total liabilities decreased $4,051,000, or 41% from December 31, 1998 to December 31, 1999. The decrease is primarily due to: decreases in accounts payable by $2,586,000, accrued liabilities by $1,291,000, capital leases and long term debt by $393,000 and deferred income by $84,000; offset by increases in notes payable by $304,000. Decreases in accounts payable is principally the result of increased payments on debt obligations and vendor payables combined with the reclassification of certain accounts payable to notes payable (approximately $1,006,000). Accrued liabilities decreased as a result of reduced marketing activities in 1999 as compared to 1998. Long term debt decreased primarily due to payments under capital leases and long-term notes payable in accordance with contractual agreements.

STOCKHOLDERS' EQUITY.

Stockholders' equity increased $6,329,000 from December 31, 1998 to December 31, 1999. The increase is primarily due the issuance of common stock resulting from the exercise of common stock options and warrants, as well as a private offerings of the Company's common stock of approximately $7,493,000 the repayment of a note receivable for common stock of approximately $316,000 and the liquidation of liabilities through stock issuances of approximately $320,000. These increases were offset by a net loss incurred in fiscal year 1999 of $1,480,000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since inception, the Company has financed its operations primarily through the public and private sale of common stock, operating income, short-term borrowing from private lenders, and favorable credit arrangements with vendors and suppliers.

Net cash used in operating activities for the years ended December 31, 1999 and 1998 was $1,447,000 and $4,591,000, respectively. In 1999, net cash used in operating activities consisted principally of the net loss of $1,480,000, and increases in accounts receivable of $360,000, with decreases in inventory of $2,360,000, accounts payable of $1,257,000 and accrued liabilities of $1,291,000. In addition, the Company issued common stock for services and debt of $159,000 and recognized a gain on the sale of securities of $80,000 and recognized previously deferred income of $84,000. In 1998, net cash used in operating activities consisted primarily of the net loss of $12,787,000, and increases in inventories of $1,587,000, accounts payable of $387,000, accrued liabilities of $916,000 with decreases in accounts receivable of $3,325,000. In addition, the Company had a decrease in value of marketable securities of $346,000 and write-off of impaired goodwill of $3,054,000.

Net cash used in investing activities for the years ended December 31, 1999 and 1998 was $2,110,000 and $2,042,000, respectively. In 1999, cash used in investing activities consisted primarily of the purchase of property and equipment and capitalized software development costs of $2,158,000, increases in certificate of deposits of $281,000, offset by proceeds received from the sale of securities available for sale of $329,000. In 1998, cash used in investing activities consisted primarily of the purchase of property and equipment and capitalized software development costs of $858,000 and cash paid in acquisitions, net of cash received, of $931,000, and increases in certificate of deposits of $253,000.

Net cash from financing activities for the years ended December 31, 1999 and 1998 was $6,164,000 and $7,042,000, respectively. In 1999, the Company received $4,414,000 in net proceeds from private offerings of Common Stock and $2,596,000 from the exercise of common stock options and warrants, and repayment of a note receivable for common stock of $316,000. The proceeds in 1999 were offset by $1,028,000 in payments on notes payable, and payments made under capital lease obligations of $134,000. In 1998, the Company received $2,827,000 in net proceeds from private offerings of Common Stock and $7,004,000 from the exercise of common stock options and warrants. The proceeds in 1998 were offset by $1,954,000 in payments on notes payable, $700,000 in payments for treasury stock acquired, and payments made under capital lease obligations of $135,000.

As of December 31, 1999, the Company had working capital of $5,633,000, as compared to working capital of $1,435,000 at December 31, 1998, an increase of $4,198,000. The Company's cash and certificates of deposit were $4,271,000 at December 31, 1999, an increase of $1,381,000, over amounts at December 31, 1998.

On February 22, 1999, the Company issued warrants to purchase 30,000 shares of common stock as partial compensation to an unaffiliated investor relations firm. The warrants are exercisable until February 22, 2004 at an exercise price of $1.063 per share. These warrants were exercised on February 23, 2000 (15,000) and March 2, 2000 (15,000).

On February 22, 1999, the Company issued warrants to purchase 100,000 shares of common stock as partial compensation to an unaffiliated investment advisor. The warrants are exercisable until September 9, 2002 at an exercise price of $1.063 per share. These warrants were exercised on December 10, 1999.

On February 22, 1999, the Company issued warrants to purchase 50,000 shares of common stock pursuant to a debt financing arrangement with an unrelated individual. The warrants are exercisable until February 22, 2004 at an exercise price of $1.063. These warrants were exercised on December 3, 1999.

On March 22, 1999, the Company issued warrants to purchase 100,000 shares of common stock representing partial fees pursuant to a debt financing arrangement with an unaffiliated commercial bank. The warrants are exercisable until March 22, 2006 at an exercise price of $1.70. These warrants were exercised on December 3, 1999.

On June 4, 1999, the Company completed a financing of $1,200,000 in gross proceeds from the sale of 1,350,000 shares of common stock and the issuance of a warrant to purchase an additional 120,000 shares of common stock in a private placement to an unaffiliated accredited investor. The warrant is exercisable until June 30, 2004 at a per-share exercise price of $1.478125. The Company filed a registration statement under the Securities Act of 1933 for the shares issued in connection with this transaction and issuable upon exercise of the warrant. The Company received proceeds from this transaction in two tranches of $600,000, less applicable fees. The first tranche was funded on June 14, 1999 for $600,000 less fees and expenses associated with this offering of $52,015 yielding net proceeds of $547,985. The second tranche for $600,000 less applicable fees of $42,015 yielding net proceeds of $557,985 was funded on August 18, 1999, which was the date on which the above-referenced registration statement became effective.

On June 30, 1999, as a result of a reconciliation with its transfer agent, the Company determined that 3,808 shares of common stock were misclassified between common stock and additional paid-in capital. Accordingly, on June 30, 1999 the Company adjusted its records to properly reflect its common stock outstanding.

On September 17, 1999, the Company completed a financing of $1,500,000 in gross proceeds from the sale of 1,583,333 shares of common stock and the issuance of a warrant to purchase an additional 150,000 shares of common stock in a private placement to an unaffiliated accredited investor. The warrant is exercisable until September 17, 2004 at a per-share exercise price of $1.5375. The Company filed a registration statement under the Securities Act of 1933 for the shares issued in connection with this transaction and issuable upon exercise of the warrant. The Company received proceeds from this transaction in two tranches of $750,000, less applicable fees. The first tranche was funded on September 21, 1999 for $750,000 less fees and expenses associated with this offering of $62,515 yielding net proceeds of $687,485. The second tranche was funded on November 17, 1999 for $750,000 less fees and expenses associated with this offering of $52,500 yielding net proceeds of $697,500.

On September 22, 1999, the Company received gross proceeds of $135,000 from the issuance of 120,000 shares of common stock resulting from the exercise of common stock warrants issued pursuant to the private placement with an unaffiliated investor on June 3, 1999.

On November 30, 1999, the Company completed a financing of $2,000,000 in gross proceeds from the sale of 1,250,000 shares of common stock and the issuance of a warrant to purchase an additional 125,000 shares of common stock in a private placement to three unaffiliated accredited investors. The warrant is exercisable until November 30, 2004 at a per-share exercise price of $1.5375. The shares issued in connection with this transaction and issuable upon exercise of the warrant will be registered under the Securities Act of 1933. Fees and expenses associated with this offering amounted to approximately $37,015 yielding net proceeds of $1,962,985.

At September 30, 1999, the Company was in violation of the balloon payment provision of a term note payable to a contract manufacturer in the amount of $1,669,000. On December 28, 1999, the Company and the holder of the note reached an agreement as to the settlement of the obligation. On January 5, 2000 the Company repaid $1,000,000 of this note and on January 28, 2000, placed $669,000 in escrow to be paid to the holder in three installments on February 5, March 5, and April 5, 2000, all of which sums have been paid.

During the year ended December 31, 1999, the Company issued at various times, 2,152,990 shares of common stock resulting from other exercises of options and warrants, receiving cash of approximately $2,596,000. On June 1, 1998, the Company recorded a note receivable in the amount of $316,418 in connection with the exercise of stock options to purchase 171,000 shares of common stock by a former director. On December 28, 1999, the Company received $353,000 in full payment of this note, including accrued interest at 8%.

On January 18, 2000, the Company received gross proceeds of $990,000 from the issuance of 330,000 shares of common stock resulting from the exercise of common stock warrants issued pursuant to a private placement with an unaffiliated investor on September 10, 1997.

The Company maintains incentive stock option plans for all employees and directors. Management believes that these plans provide long term incentives to employees and directors and promote longevity of service. The Company prices issued options at the closing of NASDAQ market price of its common stock on the date of the option issuance. In addition, the Company maintains the right to re-price the options under such plans to reflect devaluation in the market value of its common stock. On September 1, 1998, the Company re-priced all employee and director options under all plans to $1.22 per share for those options priced in excess of this value. This price represented the closing market price of the Company's common stock on September 1, 1998. The FASB has issued a proposed interpretative release - Stock Compensation - Interpretation of APB No. 25, which will have a prospective impact on the Company's stock option plans, when adopted.

Although the Company has been successful in the past in raising sufficient capital to fund its operations, there can be no assurance that the Company will achieve sustained profitability or obtain sufficient financing in the future to provide the liquidity necessary for the Company to continue operations.

EFFECTS OF INFLATION AND SEASONALITY
------------------------------------

The Company believes that inflation has not had a significant impact on the Company's sales or operating results. The Company's business does not experience substantial variations in revenues or operating income during the year due to seasonality.

RECENT ACCOUNTING PRONOUNCEMENTS
---------------------------------

The FASB has issued a proposed interpretive release, Stock Compensation-Interpretation of APB Opinion 25 ("Interpretation"). The Interpretation will provide accounting guidance on several issues that are not specifically addressed in Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees. Of the many questions addressed in the Interpretation, the most significant are a clarification of the definition of the term "employee" for purposes of applying the opinion and the accounting for options that have been repriced.

The Interpretation is generally effective beginning July 1, 2000. The Interpretation applies prospectively at that date for repricings that occur after December 15, 1998. It also applies prospectively on July 1, 2000 to new awards granted after December 15, 1998 for purposes of applying the definition of "employee".

In December 1999, the Securities and Exchange Commission (the "Commission") published Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", which provides guidance for applying generally accepted accounting principles to revenue recognition in financial statements filed with the Commission, including income statement presentation and disclosure. As originally issued, SAB 101 was to be applied no later than the first quarter of the fiscal year beginning after December 15, 1999. However, the Commission has delayed the effective date of the SAB for companies with fiscal years beginning between December 16, 1999 and March 15, 2000. For such entities, the mandatory implementation date may now be no later than the second quarter of the fiscal year beginning after December 15, 1999.

The company is in the process of reviewing and evaluating the pronouncements detailed above to determine the potential impact on the financial statements of the company.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
----------------------------------------------

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

Item 7. FINANCIAL STATEMENTS

The Company's consolidated financial statements and the related report of independent accountants are presented in pages F-1 - F-23, which are contained in this Annual Report immediately following page 29. The consolidated financial statements filed in this Item 7 are as follows:

                                                                                                  Page
                                                                                                  ----
Report of Independent Accountants                                                                 F-1
Consolidated Balance Sheets as of December 31, 1999 and 1998                                      F-2
Consolidated Statements of Operations for the Years Ended December 31, 1999 and 1998              F-3
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999 and 1998    F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 1999 and 1998              F-5
Notes to Consolidated Financial Statements                                                        F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                OCCUPATIONS OF DIRECTORS AND EXECUTIVE OFFICERS

     The information required hereunder is incorporated by reference from the Company's Proxy Statement to be filed within 120 days of December 31, 1999 in connection with the Company's 2000 Annual Meeting of Stockholders.

ITEM 10. EXECUTIVE COMPENSATION

     The information required hereunder is incorporated by reference from the Company's Proxy Statement to be filed within 120 days of December 31, 1999 in connection with the Company's 2000 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required hereunder is incorporated by reference from the Company's Proxy Statement to be filed within 120 days of December 31, 1999 in connection with the Company's 2000 Annual Meeting of Stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required hereunder is incorporated by reference from the Company's Proxy Statement to be filed within 120 days of December 31, 1999 in connection with the Company's 2000 Annual Meeting of Stockholders.

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

    10.45 Key Officer Non-Qualified Stock Option Agreement for a Corporate Officer (12)

    10.46 Subscription Agreement between the Company and Smith Barney Fundamental Value Fund, Inc. dated September 8, 1997 (13)

    10.47 Form of Warrant dated September 10, 1997 issued to designees of the placement agent (13)

    10.48 Lease by Wakefield Ready Mixed Concrete Co., Inc. to FOCUS Enhancements, Inc. dated December 1, 1998

    10.49 Common Stock and Warrants Purchase Agreement with AMRO
          International, S.A.(14)

    10.50 Form of Stock Purchase Warrant issued to AMRO International, S.A. (included as Exhibit A to the Common Stock and Warrants Purchase Agreement). (14)

    10.51 Form of Registration Rights Agreement with AMRO International, S.A. (included as Exhibit B to the Common Stock and Warrants Purchase Agreement. (14)

    10.52 Registration Rights Agreement dated as of July 29, 1998 between the Company and PC Video Conversion, Inc. (15)

    10.53 Form of Common Stock Purchase Warrant issued to Brian Swift and Edward Price. (16)

    10.54 Common Stock Purchase Warrant issued to Silicon Valley Bank. (16)

    10.55 Common Stock and Warrant Purchase Agreement, as amended, with BNC Bach International Ltd., INC (17).

    10.56 Form of Stock Purchase Warrant issued to BNC Bach International, Inc. (included as Exhibit A to the Common Stock and Warrant Agreement (17).

    10.57 Form of Registration Rights Agreement with BNC Bach International Ltd., Inc. (included as Exhibit B to the Common Stock and Warrant Purchase Agreement (17).

    10.58 Common Stock and Warrant Purchase Agreement with The Raptor Global Portfolio Ltd., The Altar Rock Fund L.P. and Roseworth Group, LTD
          (18).

    10.59 Form of Stock Purchase Warrant issued to The Raptor Global Portfolio Ltd. (for 87,150 shares), The Altar Rock Fund L.P. (for 350 shares) and Roseworth Group, Ltd. (for 37,500 shares) (included as Exhibit A to the Common Stock and Warrant Purchase Agreement) (18).

    10.60 Form of Registration Rights Agreement with The Raptor Global Portfolio Ltd., The Altar Rock Fund L.P. and Roseworth Group, Ltd. (included as Exhibit B to the Common Stock and Warrant Purchase Agreement) (18).

    10.61 Contract for services to be rendered to FOCUS Enhancements, Inc. by R.J. Falkner & Company, INC (18).

    10.62 Form of Stock Purchase Warrant issued to each of R. Jerry Falkner and Richard W. West (18).

    10.63 Agreement between Union Atlantic, L.C. and FOCUS Enhancements, Inc. confirming agreement to issue warrant in exchange for fee reduction
          (18).

    10.64 Stock Purchase Warrant issued to Union Atlantic, L.C. (18).

     11   Statement re Computation of Earnings [Loss] Per Share

     21   Subsidiaries of the Company

     23   Consent of Wolf & Company P.C., Independent Accountants

     27   Financial Data Schedule for year ended December 31, 1998

------------

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

     13  Filed as an exhibit to the Company's Form 8-K dated September 10, 1997

     14 Filed as an exhibit to the Company's Registration Statement on Form S-3, No. 333-81177, filed with the Commission on June 21, 1999, and incorporated herein by reference.

     15 Filed as an exhibit to the Company's Form 10-QSB dated August 14, 1998 and incorporated herein by reference.

     16 Filed as an exhibit to the Company's Form 10-QSB dated May 17, 1999 and incorporated herein by reference.

     17 Filed as an exhibit to the Company's Registration Statement on Form S-333, No. 333-82163, filed with the Commission on July 2, 1999, and incorporated herein by reference.

     18 Filed as an exhibit to the Company's Registration Statements on From S-333, No. 333-94621, filed with the Commission on January 13, 2000, and incorporated herein by reference.


     (b) Reports on Form 8-K

         The Company filed no reports on Form 8-K during the fiscal quarter ended December 31, 1998.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of FOCUS Enhancements, Inc. Wilmington, Massachusetts

We have audited the accompanying consolidated balance sheets of FOCUS Enhancements, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FOCUS Enhancements, Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

As indicated in Note 8, the Company has been named as a defendant in sixteen lawsuits. The complaints allege that the Company, its Chief Executive Officer, and its Chief Financial Officer violated federal securities laws in connection with a number of allegedly false or misleading statements and seek certification as a class action and certain unquantified damages. The Company intends to contest this litigation vigorously.

/s/ WOLF & COMPANY, P.C.

WOLF & COMPANY, P.C.

Boston, Massachusetts
April 11, 2000

                            FOCUS ENHANCEMENTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                  December 31,
                                                                                          1999                     1998
                                                                                     ---------------------------------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                            $ 3,736,517         $  1,128,380
  Certificate of deposit                                                                   534,091              253,067
  Securities available for sale                                                                 --              248,983
  Accounts receivable, net of allowances of $294,907 and $649,987 at December 31,        2,913,005            2,553,139
   1999 and 1998, respectively
  Inventories                                                                            3,588,702            5,948,624
  Prepaid expenses and other current assets                                                240,732              217,092
                                                                                       -----------         ------------
     Total current assets                                                               11,013,047           10,349,285
Property and equipment, net                                                                968,594              794,716
Capitalized software development costs                                                   2,122,450              477,761
Other assets, net                                                                          287,116              304,498
Goodwill, net                                                                              624,277              810,673
                                                                                       -----------         ------------
Total assets                                                                           $15,015,484         $ 12,736,933
                                                                                       ===========         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                       $  1,006,258         $    702,057
  Current portion of long-term debt                                                        312,556              283,180
  Obligations under capital leases                                                         129,451              119,536
  Accounts payable                                                                       3,413,285            5,999,694
  Accrued liabilities                                                                      518,726            1,810,025
                                                                                      ------------         ------------
     Total current liabilities                                                           5,380,276            8,914,492
Deferred income                                                                                 --               84,212
Obligations under capital leases, non-current                                              202,002              321,760
Long-term debt, net of current portion                                                     226,041              538,597
                                                                                      ------------         ------------
     Total liabilities                                                                   5,808,319            9,859,061
                                                                                      ------------         ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 3,000,000 shares authorized; none issued                     --                   --
  Common stock, $.01 par value; 30,000,000 shares authorized, 24,504,203 and               245,042              180,051
   18,005,090 shares issued and outstanding at December 31, 1999 and 1998, respectively
  Additional paid-in capital                                                            46,340,891           38,913,304
  Accumulated deficit                                                                  (36,678,638)         (35,198,935)
  Note receivable, common stock                                                                 --             (316,418)
  Treasury stock at cost, 450,000 shares                                                  (700,130)            (700,130)
                                                                                      ------------         ------------
     Total stockholders' equity                                                          9,207,165            2,877,872
                                                                                      ------------         ------------
     Total liabilities and stockholders' equity                                       $ 15,015,484         $ 12,736,933
                                                                                      ============         ============

   The accompanying notes are an integral part of the consolidated financial statements.

                            FOCUS ENHANCEMENTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Years ended December 31,
                                                                              -------------------------------------
                                                                                       1999               1998
                                                                              -------------------------------------
Net sales                                                                           $16,832,985       $ 18,440,226
Licensing fees                                                                          350,000                 --
                                                                                    -----------       ------------
  Net revenues                                                                       17,182,985         18,440,226
Cost of goods sold                                                                   10,543,997         15,410,912
                                                                                    -----------       ------------
  Gross profit                                                                        6,638,988          3,029,314
                                                                                    -----------       ------------
Operating expenses:
  Sales, marketing and support                                                        3,969,705          6,901,546
  General and administrative                                                          1,878,045          2,166,352
  Research and development                                                            1,400,732          1,698,977
  Depreciation and amortization expense                                                 557,303          1,499,496
  Impairment of goodwill                                                                     --          3,053,880
                                                                                    -----------       ------------
     Total operating expenses                                                         7,805,785         15,320,251
                                                                                    -----------       ------------
Loss from operations                                                                 (1,166,797)       (12,290,937)
Interest expense, net                                                                  (531,023)          (225,802)
Other income, net                                                                       138,002            100,073
Gain/(loss) on securities available for sale                                             80,115           (346,017)
                                                                                    -----------       ------------
Loss before income taxes                                                             (1,479,703)       (12,762,683)
Income tax expense                                                                           --             24,641
                                                                                    -----------       ------------
Net loss                                                                            $(1,479,703)      $(12,787,324)
                                                                                    ===========       ============
Loss per common share:
  Basic                                                                                  $(0.08)            $(0.78)
                                                                                    ===========       ============
  Diluted                                                                                $(0.08)            $(0.78)
                                                                                    ===========       ============
Weighted average common shares outstanding:
  Basic                                                                              18,743,698         16,336,872
                                                                                    ===========       ============
  Diluted                                                                            18,743,698         16,336,872
                                                                                    ===========       ============


   The accompanying notes are an integral part of the consolidated financial statements.

                           FOCUS ENHANCEMENTS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    YEARS ENDED DECEMBER 31, 1999 AND 1998

                                 Common Stock                                          Note                     Total
                            ----------------------     Additional      Accumulated  Receivable     Treasury  Stockholders'
                             Shares         Amount   Paid-in Capital     Deficit    Common Stock    Stock       Equity
                            ----------------------   ---------------   -----------  ------------   --------  -------------
Balance at December 31,
 1997                       14,010,186   $140,102    $27,339,892     $(22,411,611)  $       --     $      --    $  5,068,383

Issuance of common stock
 upon exercise of stock      2,429,958     24,299      7,296,082               --     (316,418)           --       7,003,963
 options and warrants

Issuance of common stock
 from private offerings,     1,092,150     10,922      2,816,433               --           --            --       2,827,355
 net of issuance costs of
 $172,645


Issuance of common stock       472,796      4,728      1,460,897               --           --            --       1,465,625
 for acquisitions of
 Digital Vision, Inc. and
 PC Video Conversion, Inc.
Purchase of treasury stock          --         --             --               --           --      (700,130)       (700,130)

Net loss                            --         --             --      (12,787,324)          --                   (12,787,324)
                            ----------   --------    -----------     ------------    ---------     ---------    ------------

Balance at December 31,     18,005,090    180,051     38,913,304      (35,198,935)    (316,418)     (700,130)      2,877,872
 1998
Issuance of common stock     2,215,780     22,158      2,573,865               --           --            --       2,596,023
 upon exercise of stock
 options and warrants
Issuance of common stock     4,183,333     41,833      4,372,145               --           --            --       4,413,978
 from private offerings,
 net of issuance costs of
 $286,022
Common stock issued in         100,000      1,000        322,260               --           --            --         323,260
 settlement of accounts
 payable
Common stock warrants
 issued for services
 and debt                           --         --        159,317               --           --            --         159,317
Repayment of note                   --         --             --               --      316,418            --         316,418
 receivable-common stock
Net loss                            --         --             --       (1,479,703)          --            --      (1,479,703)
                            ----------   --------    -----------     ------------    ---------     ---------    ------------
Balance at December 31,     24,504,203   $245,042    $46,340,891     $(36,678,638)  $       --     $(700,130)   $  9,207,165
 1999                       ==========   ========    ===========     ============   ==========     =========    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                           FOCUS ENHANCEMENTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Years Ended December 31,
                                                                                                  -----------------------------
                                                                                                      1999            1998
                                                                                                  -------------  --------------
Cash flows from operating activities:
 Net loss                                                                                          $(1,479,703)   $(12,787,324)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                                       557,303       1,499,496
   Amortization of discount on note payable                                                             42,344          17,696
   Common stock warrants issued for service or debt                                                    159,317              --
   Deferred income                                                                                     (84,212)             --
   Loss (gain) on securities available for sale                                                        (80,115)        346,017
   Write down of impaired goodwill                                                                          --       3,053,880
   Changes in  operating assets and liabilities, net of the effects of acquisitions;
          (Increase) decrease in accounts receivable                                                  (359,866)      3,324,750
          Decrease (increase) in inventories                                                         2,359,922      (1,587,185)
          Decrease (increase) in prepaid expenses and other assets                                     (13,458)        237,799
          Increase (decrease) in accounts payable                                                     (563,149)        386,892
          Increase (decrease) in accrued liabilities                                                (1,291,299)        916,044
                                                                                                   -----------    ------------
   Net cash used in operating activities                                                              (752,916)     (4,591,935)
                                                                                                   -----------    ------------
Cash flows from investing activities:
   Proceeds from sale of securities available for sale                                                 329,098              --
   Increase in certificate of deposit                                                                 (281,024)       (253,067)
   Additions to property and equipment and capitalized software development costs                   (2,157,623)       (858,011)
   Cash paid in acquisitions, net of cash received                                                          --        (930,563)
                                                                                                   -----------    ------------
Net cash used in investing activities                                                               (2,109,549)     (2,041,641)
                                                                                                   -----------    ------------

Cash flows from financing activities:
   Payments on notes payable and long-term debt                                                     (1,721,323)     (1,953,900)
   Payments under capital lease obligations                                                           (134,494)       (135,183)
   Payments for purchase of treasury stock                                                                  --        (700,130)
   Repayment of note receivable-common stock                                                           316,418              --
   Net proceeds from private offerings of common stock                                               4,413,978       2,827,355
   Net proceeds from exercise of common stock options and warrants                                   2,596,023       7,003,963
                                                                                                   -----------    ------------
Net cash provided by financing activities                                                            5,470,602       7,042,105
                                                                                                   -----------    ------------
Net increase in cash and cash equivalents                                                            2,608,137         408,529
Cash and cash equivalents at beginning of year                                                       1,128,380         719,851
                                                                                                   -----------    ------------
Cash and cash equivalents at end of year                                                           $ 3,736,517    $  1,128,380
                                                                                                   ===========    ============

Supplemental Cash Flow Information:
   Interest paid                                                                                  $  441,558   $200,129
   Income taxes paid                                                                                      --      5,020
   Equipment acquired under capital leases                                                            24,651    400,304
   Common stock issued in settlement of accounts payable                                             323,260         --
   Note payable issued in settlement of accounts payable                                           1,700,000         --


Supplemental schedule of non-cash investing and financing activities:
On March 31, 1998, the Company purchased certain assets and assumed certain liabilities of Digital Vision, Inc. as follows:

Fair value of tangible assets acquired                             $   224,957
Fair value of liabilities assumed                                     (384,495)
                                                                   -----------
Fair value of net assets (liabilities) acquired                       (159,538)

Common stock issued                                                 (1,115,625)
Cash paid                                                              (46,980)
                                                                   -----------
Excess of cost over fair value of net assets acquired              $(1,322,143)
                                                                   ===========


On July 29, 1998, the Company purchased certain assets and assumed certain liabilities of PC Video Conversion, Inc. as follows:

Fair value of tangible assets acquired                             $   613,336
Fair value of liabilities assumed                                      (80,367)
                                                                   -----------
Fair value of net assets acquired                                      532,969

Common stock issued                                                   (350,000)
Cash paid                                                             (700,000)
Note payable                                                          (910,085)
Acquisition costs                                                     (229,781)
                                                                   -----------
Excess of cost over fair value of net assets acquired              $(1,656,897)
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

     Over 90% of the components for the Company's products are manufactured on a turnkey basis by two vendors, Furthertech Company, Ltd, and Asemtec Corporation. In the event that these vendors were to cease supplying the Company, management believes that alternative turnkey manufacturers for the Company's products could be secured. However, the Company would most likely experience short-term delays in the shipments of its products.

     The personal computer enhancements market is characterized by extensive research and development and rapid technological change resulting in product life cycles of twelve to eighteen months. Development by others of new or improved products, processes or technologies may make the Company's products or proposed products obsolete or less competitive. Management believes it necessary to devote substantial efforts and financial resources to enhance its existing PC-to-TV products and to develop new products. There can be no assurance that the Company will succeed with these efforts.

     Basis of Presentation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiariary PC Video Conversion, Inc. The Company's other subsidiaries, Lapis Technologies, Inc., T-View, Inc and Focus Enhancements, B.V. (Netherlands corporation) became inactive or were merged into Focus in 1999. On March 31, 1998, the Company acquired certain assets and assumed certain liabilities of Digital Vision, Inc. in a transaction accounted for under the purchase method of accounting. On July 29, 1998, the Company acquired certain assets and assumed certain liabilities of PC Video Conversion, Inc. in a transaction accounted for under the purchase method of accounting. All intercompany accounts and transactions have been eliminated upon consolidation.

     The results of operations of Digital Vision, Inc. have been included in the accompanying consolidated financial statements since April 1, 1998. The results of operations of PC Video Conversion, Inc. have been included in the accompanying consolidated financial statements since July 29, 1998. The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisitions had occurred at the beginning of the year ended December 31, 1998.



                                                      1998
                                              --------------------
Net sales                                            $ 20,023,000
Loss from operations                                  (11,753,700)
Net loss                                              (12,254,500)
Net loss per common share
          Basic                                      $       (.73)
          Diluted                                    $       (.73)

     Reclassifications. Certain accounts have been reclassified in the 1998 consolidated financial statements to conform to the 1999 presentation.

     Use of Estimates. The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Actual results may differ from estimated amounts. Significant estimates used in preparing these financial statements related to accounts receivable allowances, stock balancing allowances, inventory valuation, deferred tax asset valuation, the value of equity instruments issued for services and the recoverability of goodwill related to acquisitions. It is at least reasonably possible that the estimates will change within the next year.

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

     Concentration of Credit Risk. As of December 31, 1999, a major distributor represented approximately 23% of the Company's accounts receivable, a major retailer represented approximately 13% of the Company's accounts receivable and a second major distributor represented approximately 12% of the Company's accounts receivable. As of December 31, 1998, the same major distributor, represented approximately 14% of the Company's accounts receivable, a major retailer represented approximately 13% of the Company's accounts receivable and a major television manufacturer customer represented approximately 20% of the Company's accounts receivable. The Company provides credit to customers in the normal course of business with terms generally ranging between 30 to 90 days. The Company does not usually require collateral for trade receivables, but attempts to limit credit risk through its customer credit evaluation process.

     The company maintains its bank accounts with high quality financial institutions to minimize credit risk, however, the company's balances may periodically exceed federal deposit insurance limits.

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


CATEGORY                       DEPRECIATION PERIOD
-----------------------------  -----------------------------------------------
Equipment                      3-5 years
Furniture and fixtures         5 years
Purchased software             1-3 years
Leasehold improvements         Lesser of 5 years or the term of the lease

     Capitalized Software Development Costs. Capitalized software development costs are stated at cost and will be amortized on a units of production method over the estimated useful life of the asset commencing on the date the product is released. The Company capitalized $164,468 and $477,761 of software development costs in 1999 and 1998, respectively. No products related to capitalized software development costs were released as of December 31, 1999.

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

     Advertising and Sales Promotion Costs. Advertising and sales promotion costs are expensed as incurred. Advertising expense was approximately $1,756,000 and $3,309,000 for the years ended December 31, 1999 and 1998, respectively.

     Legal Fees. Legal fees are charged to expense in the period the legal services are performed.

     Research and Development. Research and development costs are expensed as incurred.

     Product Warranty Costs. The Company's warranty period for its products is generally one to three years. Estimated future costs for initial product warranties are not considered material.

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

     Foreign Currency Translation. The functional currency of the Company's foreign subsidiary, FOCUS Enhancements, B.V., is its local currency, the Gilder. Financial statements are translated into U.S. dollars using the exchange rates at each balance sheet date for assets and liabilities and using a weighted average exchange rate for each period for revenue, expenses, gains and losses. Foreign exchange gains or losses, which are not material, are recognized in income for the years presented. On July 1, 1999, the Company closed its foreign subsidiary and on August 15, 1999 dissolved this entity.

     Stock Compensation Plans. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the fair value of the award which is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plans have no intrinsic value at the grant date, accordingly, under APB Opinion No. 25, no compensation cost is recognized. The Company has elected to continue with the accounting prescribed in APB Opinion No. 25 and, as a result, must make pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

     Net Income (Loss) Per Share. Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants, and are determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment to income as a result of the conversion. For the years ended December 31, 1999 and 1998, options and warrants
applicable to         shares and 4,937,645 shares, respectively were anti-
dilutive and excluded from the diluted earnings per share computation.

     Comprehensive Income. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain Financial Accounting Standards Board ("FASB") statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and foreign currency items, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. There was no accumulated comprehensive income at December 31, 1999 and 1998.

     Segment Information. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Statement also requires descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used by the enterprise in its general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

Recent Accounting Pronouncements

The FASB has issued a proposed interpretive release, Stock Compensation-Interpretation of APB Opinion 25 ("Interpretation"). The Interpretation will provide accounting guidance on several issues that are not specifically addressed in Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees. Of the many questions addressed in the Interpretation, the most significant are a clarification of the definition of the term "employee" for purposes of applying the opinion and the accounting for options that have been repriced.

The Interpretation is generally effective beginning July 1, 2000. The Interpretation applies prospectively at that date for repricings that occur after December 15, 1998. It also applies prospectively on July 1, 2000 to new awards granted after December 15, 1998 for purposes of applying the definition of "employee".

In December 1999, the Securities and Exchange Commission (the "Commission") published Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", which provides guidance for applying generally accepted accounting principles to revenue recognition in financial statements filed with the Commission, including income statement presentation and disclosure. As originally issued, SAB 101 was to be applied no later than the first quarter of the fiscal year beginning after December 15, 1999. However, the Commission has delayed the effective date of the SAB for companies with fiscal years beginning between December 16, 1999 and March 15, 2000. For such entities, the mandatory implementation date may now be no later than the second quarter of the fiscal year beginning after December 15, 1999.

The company is in the process of reviewing and evaluating the pronouncements detailed above to determine the potential impact on the financial statements of the company.

2.   Fourth Quarter Adjustments

     In the fourth quarters of 1999 and 1998, the Company sustained net losses of $1,779,000 and $14,235,000, respectively. A summary of the effect on net income of sales returns and other significant year-end adjustments follows:


DESCRIPTION                                 1999              1998
                                         -----------      ------------
Sales returns                              $367,000        $3,455,000
Impairment loss goodwill                         --         3,054,000
Inventory                                   527,000         1,929,000
Fixed asset                                      --           766,000
Write down of investment                         --           346,000
Accounts receivable                         383,000                --
Accrued expenses                            254,000         2,125,000
Stock compensation and other               $284,000                --

3.  Inventories

     Inventories at December 31, consist of the following:

                          1999               1998
                   ------------------  ----------------

Raw materials          $1,039,356         $  230,364
Work in process           171,637                 --
Finished goods          2,377,709          5,718,260
                       ----------         ----------
Totals                 $3,588,702         $5,948,624
                       ==========         ==========

The Company periodically reviews its inventories for obsolescence and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost. In the fourth quarter of 1999, the Company identified certain excess and obsolete inventory and charged approximately $527,000 to expenses, writing off certain inventory and increasing inventory reserves to $399,000 at December 31, 1999. In the fourth quarter of 1998, as a result of a detailed review, the Company identified certain excess and obsolete inventory items and also determined that the cost of certain inventory items required adjustments to their estimated net realizable value. As a result of this inventory review, the Company charged approximately $1,929,000 to expenses in the fourth quarter of 1998, thereby increasing its inventory reserves to approximately $2,168,000 at December 31, 1998.

4.  Property and Equipment

     Property and equipment consist of the following at:

                                                        December 31,
                                               ------------------------------
                                                  1999                1998
                                               ----------          ----------
Equipment                                      $1,062,443          $  893,116
Furniture and fixtures                            107,530             132,522
Leasehold and improvements                        295,249             134,599
Purchased software                                246,980              29,100
                                               ----------          ----------
                                                1,712,202           1,189,337
Less accumulated depreciation and
 amortization                                     743,608             394,621
                                               ----------          ----------
Net book value                                 $  968,594          $  794,716
                                               ==========          ==========

     Depreciation and amortization expense related to property and equipment for the years ended December 31, 1999 and 1998 totaled $363,707 and $1,135,259, respectively.

     In the fourth quarter of 1998, the Company performed a detailed review of its property and equipment accounts. As a result of this review, certain assets were written off and the estimated useful lives of certain assets were revised. The effect of these revisions and write-offs resulted in additional depreciation expense of approximately $766,000.

5.   Other Assets

NOTES RECEIVABLE.
----------------

The Company has $140,000 in notes receivable bearing interest at 8.0% per annum due from an officer of the Company at December 31, 1999 and 1998. At December 31, 1999, interest receivable of $28,467 is included in accounts receivable. Interest income recognized on the notes receivables for the years ended December 31, 1999 and 1998 amounted to $11,200 and $6,067, respectively.

RESTRICTED ASSETS.
-----------------

As part of the Company's acquisition of TView, Inc. in September 1996, the Company assumed a $125,000 irrevocable stand-by letter of credit with a bank to secure office space in Beaverton, Oregon. During 1997, the Company placed $125,000 in an interest bearing account at the Company's bank to secure the letter of credit. During 1999, the Company requested and received $83,334 from the interest bearing account, thus reducing the stand-by letter of credit. The amount recorded as an other asset as of December 31, 1999 is $41,666 as compared to $125,000 at December 31, 1998.

6.   Notes Payable / Security Arrangements

LINE OF CREDIT, BANK.

During 1999, the Company repaid all monies owed under an accounts receivable financing agreement with its bank, and closed its account. At December 31, 1998, the Company maintained a line of credit with the same bank. Borrowings under the line were payable upon demand and were collateralized by all of the assets of the Company, except as noted below. Borrowings aggregated $620,000 at December 31, 1998, and were charged interest at the bank's prime rate plus 1% (8.75% at December 31, 1998). Under the terms of the line of credit agreement, the Company was required to comply with certain restrictive covenants and was in violation of certain of these covenants. On March 31, 1999, the Company repaid all monies owed on this line of credit with its commercial bank totaling approximately $637,000 from proceeds received under a $2,000,000 accounts receivable financing agreement with the same commercial bank. The agreement allows for advances on accounts receivable not to exceed 80% of qualified invoices. Interest is charged on the outstanding balance at a rate of the prime lending rate plus 4.5%. Under the terms of this agreement the bank has been issued warrants to purchase 100,000 shares of the Company's common stock at a price of $1.70 per share.

TERM LOAN, BANK.

On March 31, 1998, the Company assumed a $329,953 bank loan resulting from the purchase of certain assets and the assumption of certain liabilities of Digital Vision, Inc. The borrowings bear interest at the prime rate plus 2% (9.75 % at December 31, 1998). The outstanding balance is payable in monthly installments, with interest, until the loan expiration date of June 30, 1999. At December 31, 1998, the outstanding amount owed on this loan was $82,057. The loan was paid in full at December 31, 1999.

TERM LOAN, VENDOR.

On April 20, 1999, the Company converted certain accounts payable due to a contract manufacturer to a term note in the amount of $1,700,000 with interest at a rate of 12% per annum. The balance of the Note was $1,006,258 at December 31, 1999. On December 31, 1999, the Company and the holder of the note reached an agreement as to the settlement of the note and related accounts payable. On January 5, 2000 the Company repaid $1,000,000 of these obligations and on January 28, 2000, escrowed $669,000 to be paid to the holder in three equal installments on February 5, March 5, and April 5, 2000.

LONG-TERM DEBT.

On July 29, 1998, the Company issued a $1,000,000 note payable to a related party in conjunction with the acquisition of PC Video Conversion, Inc. providing for the payment of principal and interest at 3.5 % over a period of 36 months. The Company computed a discount of $89,915 on this note based on its incremental borrowing rate. Maturities of long-term debt at December 31, 1999 are as follows:


2000          312,556
2001          226,041
             --------
Total        $538,597
             ========

7.   Other Income

SALE OF NETWORKING ASSETS.

Effective September 30, 1997, the Company sold its line of computer connectivity products to Advanced Electronic Support Products, Inc. ("AESP") for 189,701 shares of AESP common stock. Included in the sale were customer lists and the rights to use the FOCUS networking brand name to market the product line as well as certain of AESP's complementary products. In connection with this transaction, the Company recorded other income in the amount of $358,288, securities available for sale in the amount of $595,000 (discounted 15% to reflect temporary restrictions on the common stock), and deferred income of $84,212. In addition, the Company sold networking inventory to AESP in the amount of $159,000 at cost. A director of the Company is also a director of AESP. At December 31, 1998, the fair value of the securities available for sale was $248,983. The Company recorded a loss of $346,017 on the securities available for sale in 1998 as the decline in value was considered to be other than temporary. In June and July 1999, the Company sold the 189,701 shares of AESP stock yielding gross proceeds of approximately $329,000 and recognizing a gain of approximately $80,000.


ACCOUNTS PAYABLE.

During the year ended December 31, 1999, the Company recognized a total of $71,076 of other income in connection with the release of selected obligations and the reduction of certain accounts payable.

8.   Commitments and Contingencies

LEASES.

The Company leases office facilities and certain equipment under operating leases. Under the lease agreements, the Company is obligated to pay for utilities, taxes, insurance and maintenance. Total rent expense for the years ended December 31, 1999 and 1998 was approximately $400,000 and $451,000, respectively.

The Company leases certain computer and office equipment under capital leases with three to five-year terms. The cost of assets under capital leases was $468,525 and $443,874 at December 31, 1999 and 1998, respectively, and accumulated amortization was $135,832 and $44,181, respectively. Capitalized leased assets are included in property and equipment.

Minimum lease commitments at December 31, 1999 are as follows:


                                         Capital Leases      Operating Leases
                                        -----------------  --------------------
2000                                         $165,988          $  322,357
2001                                          121,289             263,477
2002                                           69,075             240,080
2003                                           47,143             208,617
2004                                            1,118              69,312
                                             --------          ----------
Total minimum lease payments                  404,613           1,103,843
                                                               ==========

Less amounts representing interest             73,160
                                             --------
Present value of minimum obligations          331,453
Less current portion                          129,451
                                             --------
Non-current portion                          $202,002
                                             ========

EMPLOYMENT AGREEMENTS.

The Company has employment agreements with certain corporate officers. The agreements are generally one to three years in length and provide for minimum salary levels. These agreements include severance payments of approximately one to three times each officer's annual compensation.

LETTERS OF CREDIT.

In September 1999, the Company entered into an agreement with a new subcontractor. As part of the agreement the Company was required to obtain from its bank an irrevocable sight letter of credit to secure payment of each order placed with this vendor. The Company was required to secure these letters of credit by depositing cash in an interest bearing account with the bank. At December 31, 1999, the Company maintained an interest bearing account collateralizing sight letters of credit in the amount of $534,091. This amount is recorded in current assets.

In July, 1998, the Company entered into an agreement with another subcontractor. As part of the agreement the Company's bank issued a $250,000 irrevocable stand-by letter of credit to secure payment of the vendor's invoices. The Company placed $250,000 in an interest bearing account at the Company's bank to secure the letter of credit. This amount is recorded in current assets as of December 31, 1998. This agreement was terminated during 1999.

PURCHASE COMMITMENT.

The Company has agreed to purchase a minimum of $2,500,000 of cables and other products from Advanced Electronic Support Products, Inc. ("AESP") by March 29, 2001. In return, the Company has received certain pricing commitments over the term of the master purchase agreement. For the period October 1, 1997 through December 31, 1999, the Company purchased approximately $995,000 of products from AESP. In the event that the Company does not purchase at least $2,500,000 of cables and other products during the term of the master purchase agreement, the Company must pay AESP an amount equal to 20% of the difference between $2,500,000 and the aggregate amount of purchases.

LITIGATION.

     The Company has been named as a defendant in a lawsuit filed in United States District Court for the District of Massachusetts, on or about November 9, 1999, on behalf of Frank E. Ridel and other currently-unnamed person(s) who are alleged to have purchased shares of our common stock from July 17, 1997 to February 19, 1999. In March of 2000, 15 additional actions were filed which made claims on behalf of shareholders who purchased stock from the previous class period through March 1, 2000. The actions are in the process of being consolidated. The complaints allege that the company, its chief executive officer and its chief financial officers, violated federal securities laws in connection with a number of allegedly false or misleading statements and seeks certification as a class action and certain unquantified damages. We intend to contest this case vigorously.

From time to time, the Company is party to certain other claims and legal proceedings that arise in the ordinary course of business of which, in the opinion of management, do not have a material adverse effect on the Company's financial position or results of operation.

SPECIAL INVESTIGATION

The Company's independent auditors, Wolf & Company, P.C., brought to the attention of the Board certain matters relating to the Company's financial controls. The board of directors thereafter formed a special committee to investigate. The special committee engaged the law firm of Foley, Hoag & Eliot LLP, which engaged the accounting firm of Arthur Andersen LLP to aid in the investigation. Based upon its investigation, the committee has concluded that, despite his denials, an accounting manager in the Company's finance department misstated the inventory records of the Company's Pro AV series for purposes of presentation to the Company's outside auditors in connection with the audit for the year ended December 31, 1999. A revised inventory list for the Pro AV series as of December 31, 1999 has been compiled in connection with the special committee's review and has been subject to audit tests performed by Wolf & Company, P.C. as part of its year end audit of the financial statements of the Company as a whole. The accounting manager in question has been discharged. The Board is continuing its review of the special committee's report.

As a result of the Committee's investigation, the Company Incurred significant fees and expenses which will be charged to earnings in the quarter ended March 31, 2000. The total amount of such expenses has not been determined at this time.


9.   STOCKHOLDERS' EQUITY

COMMON STOCK.

On February 22, 1999, the Company issued warrants to purchase 30,000 shares of common stock as partial compensation to an unaffiliated investor relations firm. The warrants are exercisable until February 22, 2004 at an exercise price of $1.063 per share. The Company recorded $15,033 in expense for the year ended December 31, 1999 based on the fair value of the warrants. These warrants were exercised on February 23, 2000 (15,000) and March 2, 2000 (15,000).

On February 22, 1999, the Company issued warrants to purchase 100,000 shares of common stock as partial compensation to an unaffiliated investment advisor. The warrants are exercisable until September 9, 2002 at an exercise price of $1.063 per share. These warrants were exercised on December 10, 1999. The Company recorded charges of $50,111 for the year ended December 31, 1999 based on the fair value of the warrants.

On February 22, 1999, the Company issued warrants to purchase 50,000 shares of common stock pursuant to a debt financing arrangement with an unrelated individual. The warrants are exercisable until February 22, 2004 at an exercise price of $1.063 per share. These warrants were exercised on December 3, 1999. The Company recorded charges of $25,055 for the year ended December 31, 1999 based on the fair value of the warrants.

On March 22, 1999, the Company issued warrants to purchase 100,000 shares of common stock representing partial fees pursuant to a debt financing arrangement with an unaffiliated commercial bank. The warrants are exercisable until March 22, 2006 at an exercise price of $1.70 per share. These warrants were exercised on November 23, 1999 under a net exercise provision resulting in the issuance of 38,181 shares. The Company recorded charges of $69,118 for the year ended December 31, 1999 based on the fair value of the warrants.

On June 4, 1999, the Company entered into a financing agreement resulting in $1,200,000 in gross proceeds from the sale of 1,350,000 shares of common stock and the issuance of a warrant to purchase an additional 120,000 shares of common stock in a private placement to an unaffiliated accredited investor. The warrant is exercisable until June 30, 2004 at a per-share exercise price of $1.478125. The Company also issued a warrant to purchase 25,000 shares of common stock at $1.478125 per share exercisable through June 4, 2004 to Union Atlantic, L.C. in connection with the placement. The Company filed a registration statement under the Securities Act of 1933 for the shares issued in connection with this transaction and issuable upon exercise of the warrant . The Company received proceeds from this transaction in two tranches of $600,000. The first tranche was funded on June 14, 1999 for $600,000 less expenses associated with this offering of $60,897 yielding net proceeds of $539,103. The second tranche for $600,000 less expenses of $58,222 yielding net proceeds of $541,778 was funded on August 18, 1999.

On September 17, 1999, the Company entered into a financing agreement resulting in $1,500,000 in gross proceeds from the sale of 1,583,333 shares of common stock and the issuance of a warrant to purchase an additional 150,000 shares of common stock in a private placement to an unaffiliated accredited investor. The warrant is exercisable until September 17, 2002 at a per-share exercise price of $1.5375. The shares issued in connection with this transaction and issuable upon exercise of the warrant will be registered under the Securities Act of 1933. The Company received proceeds from this transaction in two tranches of $750,000 . The first tranche was funded on September 21, 1999 for $750,000 less expenses of $64,903 yielding net proceeds of $685,097. The second tranche was funded in October 1999 for $750,000 less fees and expenses associated with this offering of $60,000 yielding net proceeds of $690,000.

On September 22, 1999, the Company received gross proceeds of $135,000 from the issuance of 120,000 shares of common stock resulting from the exercise of common stock warrants issued pursuant to the June 4, 1999 private placement.

On November 19, 1999, the Company agreed to issue 100,000 shares of common stock to a subcontractor in settlement of $323,260 of accounts payable. The Company agreed to register the shares under the Securities Act of 1933. The Company also agreed to issue up to an additional 100,000 shares of common stock if the average market price for the five trading days preceding the effective date of the registration statement is less than $3.23 per share. The Company was not required to issue any of the additional shares.

In November, 1999, the Company completed a financing of $2,000,000 in gross proceeds from the sale of 1,250,000 shares of common stock and the issuance of three warrants to purchase an aggregate of 125,000 shares of common stock in a private placement to three unaffiliated accredited investors. The warrants are exercisable until December 1, 2004 at a per-share exercise price of $3.1969. The shares issued in connection with this transaction and issuable upon exercise of the warrant will be registered under the Securities Act of 1933. Expenses associated with this offering amounted to approximately $42,000 yielding net proceeds of $1,958,000.

During the year ended December 31, 1999, the Company issued at various times, 2,095,780 shares of common stock resulting from other exercises of options and warrants, receiving cash of approximately $2,461,023.

On January 18, 2000, the Company received gross proceeds of $990,000 from the issuance of 330,000 shares of common stock resulting from the exercise of common stock warrants issued pursuant to a private placement with an unaffiliated investor on September 10, 1997. During the period from January 1, 2000 to March 31, 2000 the Company issued 62001 shares on the exercise of other options and warrants.

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


The Company received gross proceeds of $6,146,888 as a result of the exercise of 910,650 of the Company's redeemable common stock purchase warrants (the "Warrants") issued in connection with the Company's initial public offering in May 1993. The Company issued 1,649,202 shares of common stock as a result of the exercise. In accordance with the anti-dilution provisions of the Warrants, the holder was entitled to receive 1.811 shares of common stock for each Warrant exercised. The Warrants were exercisable at a price of $6.75 per Warrant until expiration on May 27, 1998.

During the year ended December 31, 1998, the Company issued at various times, 453,111 shares of common stock resulting from other exercises of options and warrants, receiving cash and notes receivable of approximately $774,000. On June 1, 1998, the Company recorded a note receivable in the amount of $316,418 in connection with the exercise of stock options to purchase 171,000 shares of common stock by a former director. The note is due on demand and bears interest at 8% due quarterly. At December 31, 1998, the note receivable has been recorded as an offset to stockholders' equity. In December 1999, the Company received approximately $352,000 in full payment of this note, including accrued interest.

COMMON STOCK PURCHASE WARRANTS.

Common stock warrant activity is summarized as follows:


                                            1999                                     1998
                            -------------------------------------  ----------------------------------------
                                                   Grant Price                               Grant Price
                                  Shares              Range               Shares                Range
                            ------------------   ----------------  ---------------------  -----------------
Warrants outstanding at              1,018,329      $0.90 - $9.11             3,715,507       $0.90 - $9.11
 beginning of year

Anti-dilution adjustment                     -                                   61,237
Warrants granted                       700,000      $  1.06-$3.20               682,074       $  2.75-$4.21
Warrants exercised                    (370,000)     $  1.06-$1.70            (2,035,180)      $  1.22-$3.73
Warrants canceled                      (25,000)     $        1.48            (1,405,309)      $  3.25-$3.81
                                    ----------                              -----------
Warrants outstanding at              1,323,329      $1.06 - $9.11             1,018,329       $0.90 - $9.11
 end of year                        ==========      =============           ===========       =============
Warrants exercisable at              1,323,329      $1.06 - $9.11             1,018,329       $0.90 - $9.11
 end of year                        ==========      =============           ===========       =============
Weighted average fair                                       $ .68                                     $1.25
 value of warrants
 granted during the year

1992 STOCK OPTION PLAN.

The Company's 1992 Stock Option Plan (the "Plan"), provides for the granting of incentive and non-qualified options to purchase up to approximately 1,800,000 shares of common stock. Incentive stock options may be granted to employees of the Company. Non-qualified options may be granted to employees, directors or consultants of the Company. Incentive stock options may not be granted at a price less than 100% (110% in certain cases) of the fair-market value of common stock at date of grant. Non-qualified options may not be granted at a price less than 85% of fair-market value of common stock at date of grant. As of December 31, 1999, all options granted under the plan were issued at market value at the date of grant. Options generally vest annually over a three-year period and are exercisable over a five-year period from date of grant. The term of each option under the Plan is for a period not exceeding ten years from date of grant. During 1998, the Board of Directors authorized reductions in the exercise price of certain options granted under the plan to prices reflecting the market value on the re-pricing date. As of December 31, 1999, options under the Plan to purchase 1,123,648 shares of the Company's common stock were outstanding with exercise prices of $1.22 to $1.34 per share.

1995 KEY OFFICER NON QUALIFIED STOCK OPTIONS.

In 1995, the Board of Directors authorized the issuance to two officers warrants to purchase an aggregate of 500,000 shares of common stock at $1.10 per share. The options expire in April 2002. As of December 31, 1999, options to purchase 150,000 shares of the Company's common stock were outstanding with an exercise price of $1.10 per share.

1997 DIRECTOR STOCK OPTION PLAN.

In March 1997, the Board of Directors adopted the 1997 Director Stock Option Plan (the "1997 Director Plan"), subject to stockholder approval which was received on July 25, 1997. The 1997 Director Plan authorized the grant of options to purchase up to an aggregate of 1,000,000 shares of common stock. Each non-employee director who was in office on March 19, 1997 received an automatic grant of an option to purchase shares of common stock ranging between 100,000 and 200,000 shares based on time of service. The exercise price per share of options granted under the 1997 Director Plan is 100% of the market value of the common stock of the Company on the date of grant. Options granted under the 1997 Director Plan are exercisable over a five-year period with vesting determined at varying amounts over a three year period. As of December 31, 1999, options under the 1997 Director Plan to purchase 250,000 shares of the Company's common stock were outstanding with an exercise price between $ 1.22 and $1.88 per share.

1997 KEY OFFICER NON QUALIFIED STOCK OPTIONS.

In March 1997, the Board of Directors authorized the grant of non-qualified stock options to certain key officers of the Company (the "1997 Key Officer Agreements"). The 1997 Key Officer Agreements related to the grant of options to purchase up to an aggregate of 920,000 shares of common stock. The exercise price per share of options granted under the 1997 Key Officer Agreements equaled 100% of the market value of the common stock of the Company on the date of grant. Options granted under the 1997 Key Officer Agreements are exercisable in installments over a three-year period. As of December 31, 1999, options under the 1997 Key Officer Agreements to purchase 232,672 shares of the Company's common stock were outstanding with exercise prices of $1.22 per share.

1998 DIRECTOR STOCK OPTION PLAN.

On September 1, 1998, the Board of Directors adopted, subject to stockholder approval, the 1998 Non-qualified Stock Option Plan (the "1998 NQSO Plan"). The 1998 NQSO Plan authorized the grant of options to purchase up to an aggregate of 1,250,000 shares of common stock. Each non-employee director who was in office on September 1, 1998 received an automatic grant of an option, subject to stockholder approval, to purchase 75,000 shares of common stock. Employee officers and directors received a grant of an option to purchase shares of common stock ranging from 10,000 to 200,000 shares based upon time of service. The exercise price per share of options granted under the 1998 NQSO Plan is 100% of the market value of the common stock of the Company on the date of grant. Options granted under the 1998 NQSO Plan are exercisable over a five-year period with vesting determined at varying amounts over a three year period. As of December 31, 1999, options under the 1998 NQSO Plan to purchase 1,161,006 shares of the Company's common stock were outstanding with an exercise price between $1.06 and $1.40.

A summary of the status of the Company's outstanding stock options as of December 31, 1999 and 1998, and the changes during the years then ended, is presented below:


                                                1999                                    1998
                                -------------------------------------  ---------------------------------------
                                                    Weighted Average                        Weighted Average
                                     Shares          Exercise Price          Shares          Exercise Price
                                -----------------  ------------------  ------------------  -------------------
Options outstanding                    3,919,396         $ 1.22          2,966,396                 $1.81
at beginning of year
Options granted                        1,229,386         $ 1.44          3,873,680                 $1.42
Options exercised                     (1,816,125)        $ 1.24           (394,778)                $1.90
Options canceled                        (415,331)        $ 1.19         (2,525,982)                $1.96
                                      ----------                        ----------

Options outstanding                    2,917,326         $ 1.21          3,919,316                 $1.22
at end of year                        ==========                        ==========

Options exercisable                      393,391         $ 1.21          1,289,536                 $1.20
at end of year                        ==========                        ==========

Weighted average fair value                                 .57                                    $ .92
 of options granted during
 the year

Information pertaining to options outstanding at December 31, 1999 is as follows:

                                         Options Outstanding                            Options Exercisable
                        -----------------------------------------------------  --------------------------------------
                                              Weighted           Weighted                               Weighted
                                               Average           Average                                Average
     Range of             Outstanding         Remaining          Exercise         Exercisable           Exercise
   Exercise Prices          12/31/99            Life              Price             12/31/99             Price
----------------------  ----------------  -----------------  ----------------   -----------------  ------------------
           $0.91-1.82          2,867,326        2.2 yrs             1.10             381,148               1.10
           $1.82-2.73             50,000        4.90 yrs            1.88              12,243               1.88
                               ---------                                            --------
Outstanding at                 2,774,580        3.6 yrs             1.21             393,391               1.21
December 31, 1999              =========                                            ========



STOCK-BASED COMPENSATION.

At December 31, 1999, the Company has stock option plans and non-plan stock options that are described above. The Company applies APB Opinion No. 25 and related interpretations in accounting for stock option. Accordingly, no compensation cost has been recognized for stock option plans issued to employees. Had compensation cost for the Company's stock-based compensation plans and non-plan stock options outstanding been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                                                Years ended December 31,
                                                         ---------------------------------------
                                                                1999                 1998
                                                         -------------------  ------------------
Net loss                    As reported                       $(1,479,703)         $(12,787,324)
                            Pro forma                         $(2,587,558)         $(14,483,121)
Basic loss per share        As reported                       $      (.08)         $       (.78)
                            Pro forma                         $      (.14)         $       (.89)
Diluted loss per share      As reported                       $      (.08)         $       (.78)
                            Pro forma                         $      (.14)         $       (.89)

Common stock equivalents have been excluded from all calculations of loss per share and pro forma loss per share in 1999 and 1998 because the effect of including them would be anti-dilutive.

The fair value of each grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998, respectively; dividend yield of
0.0 percent; expected volatility of 50% and 75%, risk-free interest rates of 6.0% and 6.0% and expected lives of 5.0 and 5.0 years.

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

10.  Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. Allocation of the provision for income taxes between federal and state income taxes is as follows:


                                                    Years Ended  December 31,
                                                  -----------------------------
                                                       1999           1998
                                                  --------------  -------------
Current:
            Federal income taxes                  $           --        $    --
                                                              --         24,641
            State income taxes                    --------------        -------

                                                              --         24,641
Deferred federal and state income
taxes                                                         --             --
                                                  --------------        -------
                                                  $           --        $24,641
                                                  ==============        =======

The differences between the provisions for income taxes from the benefits computed by applying the statutory Federal income tax rate are as follows:


                                                               Years Ended December 31,
                                                      -------------------------------------------
                                                              1999                   1998
                                                      ---------------------  --------------------
Benefit computed at statutory rate (34%)                       $  (503,000)          $(4,339,000)
State income tax benefit, net of federal tax                       (92,000)           (  766,000)
Increase in valuation allowance on deferred tax                    546,000             5,029,000
 asset
Other, net                                                          49,000               100,641
                                                              ------------          ------------
                                                              $         __          $     24,641
                                                              ============          ============


The net deferred tax asset consists of the following:

                                                                     December 31,
                                                      -------------------------------------------
                                                              1999                   1998
                                                      ---------------------  --------------------
Deferred tax asset                                            $ 15,611,000          $ 15,065,000
Deferred tax liability                                                  --                    --
Valuation allowance on deferred tax asset                      (15,611,000)          (15,065,000)
                                                              ------------          ------------
Net deferred tax asset                                        $         --          $         --
                                                              ============          ============


The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:


                                                                        December 31,
                                                        --------------------------------------------
                                                                 1999                   1998
                                                        -----------------------  -------------------
Net operating loss carry forward                                  $ 11,526,000         $  9,909,000
Income tax credit carry forward                                        185,000              185,000
Tax basis in excess of book basis of fixed assets                      157,000              157,000
Book inventory cost less than tax basis                                160,000              867,000
Reserve for bad debts not deductible for income taxes                  118,000              260,000
Tax basis in excess of book basis of other assets                      466,000              466,000
Tax basis in subsidiaries in excess of book value                    2,999,000            3,221,000
                                                                  ------------         ------------
                                                                    15,611,000           15,065,000
Valuation allowance on deferred tax asset                          (15,611,000)         (15,065,000)
                                                                  ------------         ------------
Net deferred tax asset                                            $         --          $        --
                                                                  ============         ============


A summary of the change in the valuation allowance on deferred tax assets is as follows:


                                                           Years Ended December 31,
                                                      -----------------------------------
                                                            1999              1998
                                                      ----------------  -----------------
Balance at beginning of year                               $15,065,000        $10,036,000

Addition to the allowance for the benefit of net
                                                                                5,029,000
   operating loss carry forwards not recognized                546,000        -----------
                                                           -----------
Balance at end of year                                     $15,611,000        $15,065,000
                                                           ===========        ===========

At December 31, 1999, the Company has the following carry forwards available for income tax purposes:


Federal net operating loss carry forwards expiring in
 various amounts through 2020
                                                        $28,815,000
                                                        ===========

State net operating loss carry forwards expiring in
 various amounts through 2005                           $19,485,000
                                                        ===========
Credit for research activities                          $   185,000
                                                        ===========

Due to the uncertainty surrounding the realization of these favorable tax attributes, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets. The net operating loss carry-forwards are subject to annual limitations based on ownership changes in the Company's common stock as provided in Section 382 of the Internal Revenue Code.

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

TView, Inc. Effective September 30, 1996, FOCUS acquired all of the capital stock of TView, Inc. ("TView"). The business combination has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired based on their estimated fair value. This accounting treatment resulted in approximately $716,000 of goodwill that will be amortized over its estimated benefit period of seven years. At December 31, 1998 and 1997, the balance of the goodwill was $366,267 and $488,355, net of accumulated amortization of $349,757 and $227,669, respectively.

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

In the fourth quarter of 1998, as a result of its evaluation of the impairment of intangible assets related to this acquisition, the Company wrote-off a portion of the goodwill in the amount of approximately $1,070,000. Upon evaluation of the product line, the Company deemed that only two products warranted inclusion in its family of products. However, this In-Video product line was not widely accepted by the Company's customer base due to significant competition in its category, limited product features in comparison with the competition, and its cost structure required pricing higher then many of the competing products. In addition, no proprietary technology was acquired with this acquisition. As a result of a discounted cash flow analysis in December 1998, the Company determined goodwill recorded on the acquisition of Digital Vision should be written down to approximately $127,000. At December 31, 1999, the balance of the goodwill was $95,245. The operations of Digital Vision have been included in the financial statements of the Company since April 1, 1998.

On July 29, 1998, the Company acquired certain assets and assumed certain liabilities of PC Video Conversion, Inc. ("PC Video"). At the closing, the Company paid PC Video $700,000 in cash and delivered a promissory note in the principal amount of $1,000,000 providing payment of principal and interest at 3.5% over a period of 36 months. The Company computed a discount of $89,915 on the note based on its incremental borrowing rate. In addition, the Company issued 122,796 shares of common stock as a result of the acquisition, which were valued at $350,000 and the Company agreed to register the shares under the Securities Act of 1933. The Company also assumed $80,367 of liabilities in connection with this acquisition. The acquisition was accounted for as a purchase and resulted in goodwill of approximately $1,657,000.

The Company paid Union Atlantic, LC $155,652 for marketing consulting services rendered, agency services and standard business expenses in connection with the purchase of PC Video. A Director of the Company is a partner of Union Atlantic, LC.

In December 1998, as a result of its evaluation of the impairment of intangible assets related to this acquisition, the Company wrote-off a portion of the goodwill in the amount of approximately $1,441,000 resulting in a December 31, 1998 balance of approximately $195,000. The evaluation considered a limited distribution network, limited product features in comparison with the competition, and the lack of proprietary technology. At December 31, 1999, the balance of goodwill was $162,765. However, after an evaluation of the technical engineering resources and product vision, management of the Company restructured the PC Video business into a professional products research and development center and began to consolidate its remaining operating activities into its corporate office. This restructuring resulted in approximately $70,000 in one-time charges in 1998.

12.  Segment Information

The Company operates in one business segment: the development, manufacturing, marketing and sale of computer enhancement devices for personal computers and televisions. Sales to major television manufacturer in 1998 totaled approximately $2,646,000 or 14% of the Company's revenues. Sales to a major distributor in 1999 represented approximately $5,686,000, or 31% of the Company's revenues as compared to approximately $5,686,000, or 31% of revenues for 1998. Sales outside North America for the year ended December 31, 1999 were approximately $951,000, principally to Europe ($604,000) and Asia ($347,000). Sales outside North America for the year ended December 31, 1998 were approximately $951,000, principally to Europe ($604,000) and Asia ($347,000).

Sales outside North America for the year ended December 31, 1999 were approximately $704,000, principally to Europe ($396,000) and Asia ($308,000). Sales outside North America for the year ended December 31, 1998 were approximately $951,000, principally to Europe ($604,000) and Asia ($347,000).

13.  Employee Benefit Plan

Effective July 1, 1998, the Company has implemented a Section 401(k) Profit Sharing Plan (the "401(k) Plan") for all eligible employees. The Company may make discretionary contributions to the 401(k) Plan. Employees are permitted to make elective deferrals of up to 15% of employee compensation and employee contributions to the 401(k) Plan are fully vested at all times. Company contributions become vested over a period of five years. The Company has made no contributions to the 401(k) Plan as of December 31, 1999.

14.  Related Party Transactions

In connection with the Company's private placement transactions (see Note 9), the Company paid placement fees of $66,000 to Union Atlantic, LC. In addition, the Company paid consulting fees and expenses to Union Atlantic, LC amounting to $46,226 in 1999. A Director of the Company is a partner in Union Atlantic, LC.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FOCUS ENHANCEMENTS, INC.


                                         By: /s/ William Coldrick
                                             --------------------------
                                             William Coldrick
                                             Vice Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              Signature                                     Title                                 Date
--------------------------------------  ----------------------------------------------  -------------------------


/s/ Thomas L. Massie                    Chairman of the Board                           April 14, 2000
--------------------------------------
Thomas L. Massie


/s/ Gary M. Cebula                      Vice President of Finance & Administration      April 14, 2000
--------------------------------------  (Principal Accounting Officer)
Gary M. Cebula


/s/ John C. Cavalier
--------------------------------------
John C. Cavalier                        Director                                        April 14, 2000


/s/ William B. Coldrick
--------------------------------------
William B. Coldrick                     Director                                        April 14, 2000



--------------------------------------
Timothy E. Mahoney                      Director                                        April 14, 2000


/s/ Robert C. Eimers
--------------------------------------
Robert C. Eimers                        Director                                        April 14, 2000


/s/ William Dambrackas
--------------------------------------
William Dambrackas                      Director                                        April 14, 2000