Form 10KSB40/A
period 1999-12-31
FOCUS ENHANCEMENTS INC
filed 2000-05-01
CIK 884719

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A

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

As of April 14, 2000, there were 24,896,204 shares of Common Stock outstanding.


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

ITEM 5(b)  SALES OF UNREGISTERED SECURITIES DURING THE YEAR ENDED
           DECEMBER 31, 1999

During the fiscal year ended December 31, 1999, we sold the following securities pursuant to one or more exemptions from registration under the Securities Act of 1933, as amended, including the exemption provided by Section 4(2) thereof:

     See Liquidity and Capital Resources section on pages 19, 20 and 21.

We relied on one or more exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act"), for each of the foregoing transactions, including without limitation the exemption provided by Section 4(2) of the Securities Act. We used all of the net cash proceeds raised by the sale of unregistered securities to repay indebtedness and for working capital.

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
                                                        ========               ========


NET SALES

Net sales for the year ended December 31, 1999 were $17,183,000 as compared with $18,440,000 for the year ended December 31, 1998, a decrease of $1,257,000, or 7%. During the year ended December 31, 1999, the Company had net sales increases to Professional AV customers (205%) and Internet customers, while it had decreases in net sales to US Resellers (9%), to International customers (10%), to OEM customers (37%), and Other sales (79%).

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

COST OF GOODS SOLD

Cost of goods sold was $10,544,000, or 61% of net sales, for the year ended December 31, 1999, as compared with $15,411,000, or 84% of net sales, for the year ended December 31, 1998, a decrease of $4,867,000 or 32%. In the fourth quarter of 1999, the Company adjusted the carrying values of certain inventory items to their estimated net realizable values. As a result, the Company charged approximately $527,000 to expense in the fourth quarter of 1999 writing off certain items and increasing its inventory reserves to approximately $399,000. In the fourth quarter of 1998, as a result of a detailed review of its inventories the Company identified certain excess and obsolete inventory items and also determined that the cost of certain inventory items required adjustments to their estimated net realizable value. As a result, the Company charged approximately $1,929,000 to expenses in the fourth quarter of 1998, thereby increasing its inventory reserves to approximately $2,168,000 at December 31, 1998. In addition, the Company recognized an additional $240,000 in market development costs in 1998 as a result of its expansion into the office superstore retail market. Cost of sales as a percentage of sales in 1999 were slightly lower compared to 1998, exclusive of the inventory adjustments and market development expenses in 1998. This is principally the result of continued cost reductions in manufacturing designs along with a new Far East manufacturing relationship established in Q499 resulting in lower manufacturing costs.

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

RESEARCH AND DEVELOPMENT EXPENSES.

Research and development expenses for the year ended December 31, 1999 were approximately $1,401,000 or 8% of net revenues, as compared with $1,699,000 or 9% of net revenues, for the year ended December 31, 1998, a decrease of $298,000 or 18%. The decrease in research and development expenses in both absolute dollars and as a percentage of revenues is due primarily to a reduction of period expenses in the Beaverton, OR development center resulting from incremental increases in capitalized ASIC development costs of approximately $605,000, offset by an increase in Professional AV products R&D of approximately $305,000. This increase is a result of a full twelve months activity as compared with only five months activity in 1999 pursuant to the acquisition of PC Video Conversion, Inc. on July 29, 1998.

DEPRECIATION AND AMORTIZATION.

Depreciation and amortization expenses for the year ended December 31, 1999 were $557,000 or 4% of net revenues, as compared with $1,499,000 or 8% of net revenues, for the year ended December 31, 1998, a decrease of $942,000 or 63%. In the fourth quarter of 1998, the Company performed a detailed review of its property and equipment accounts. As a result of this review, certain assets were written off and the estimated useful lives of certain assets were revised. The effect of these write-offs and revisions resulted in additional depreciation expense of approximately $766,000. In addition, in 1998 the Company recorded additional amortization of goodwill resulting from the acquisition of Digital Vision, Inc. and PC Video Conversion, Inc. totaling approximately $146,000.


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

During June and July 1999, the Company sold the 189,701 shares of AESP common stock. The Company received gross proceeds of approximately $329,000 and recognized a gain of approximately $80,000 on the transaction.

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

FINANCIAL CONDITION
-------------------

TOTAL ASSETS.

Total assets increased $2,279,000 or 18%, from December 31, 1998 to December 31, 1999. The increase in assets is due to: increases of cash and certificates of deposit by $2,889,000, accounts receivable by $360,000, property and equipment by $174,000, capitalized software development costs by $1,645,000 and other current assets by $24,000; offset by reductions of securities available for sale by $249,000, inventory by $2,360,000, goodwill by $186,000 and other assets by $17,000. Cash and certificates of deposits increased 210% principally resulting from equity infusions in 1999 from private placements of common stock and issuances of common stock pursuant to exercises of common stock warrants and options. Accounts receivable increased by 14% in 1999 compared with 1998 principally due increased sales in Q499 compared to Q498. In Q498 the Company restructured a segment of a non-performing reseller channel resulting in significant sales returns. Property and equipment increased 22% primarily due to investments in year 2000 compliant computer hardware and software systems. Capitalized software development costs increased 344% resulting from increased investments in ASIC development costs. Securities available for sale decreased by 100% in 1999 compared with 1998 due to the sale of the 189,701 shares of AESP stock in June and July 1999. The decrease in inventory in 1999 as compared with 1998 is the result of increased sales combined with inventory adjustments in Q499 compared to significant product returns and inventory adjustments in Q498. Goodwill decreased by 23% in 1999 compared with 1998 due to normal amortization.

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

STOCKHOLDERS' EQUITY.

Stockholders' equity increased $6,329,000 from December 31, 1998 to December 31, 1999. The increase is primarily due the issuance of common stock resulting from the exercise of common stock options and warrants totaling $2,596,000, as well as a private offerings of the Company's common stock of approximately $4,414,000 the repayment of a note receivable for common stock of approximately $316,000 and the liquidation of liabilities through stock issuances of approximately $320,000. These increases were offset by a net loss incurred in fiscal year 1999 of $1,480,000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since inception, the Company has financed its operations primarily through the public and private sale of common stock, short-term borrowing from private lenders, and favorable credit arrangements with vendors and suppliers.

Net cash used in operating activities for the years ended December 31, 1999 and 1998 was $753,000 and $4,591,000, respectively. In 1999, net cash used in operating activities consisted principally of the net loss of $1,480,000, increase in accounts receivable of $360,000, and a decrease in accounts payable and accrued liabilities of $1,854,000 offset principally by depreciation of $557,000 and a decrease in inventory of $2,360,000. In addition, the Company issued common stock for services and debt of $159,000 and recognized a gain on the sale of securities of $80,000 and previously deferred income of $84,000. In 1998, net cash used in operating activities consisted primarily of the net loss of $12,787,000, and increases in inventories of $1,587,000, accounts payable of $387,000, accrued liabilities of $916,000 with decreases in accounts receivable of $3,325,000. In addition, the Company had a decrease in value of marketable securities of $346,000 and write-off of impaired goodwill of $3,054,000.

Net cash used in investing activities for the years ended December 31, 1999 and 1998 was $5,471,000 and $2,042,000, respectively. In 1999, cash used in investing activities consisted primarily of the purchase of property and equipment and capitalized software development costs of $2,158,000, increases in certificate of deposits of $281,000, offset by proceeds received from the sale of securities available for sale of $329,000. In 1998, cash used in investing activities consisted primarily of the purchase of property and equipment and capitalized software development costs of $858,000 and cash paid in acquisitions, net of cash received, of $931,000, and increases in certificate of deposits of $253,000.

Net cash from financing activities for the years ended December 31, 1999 and 1998 was $5,471,000 and $7,042,000, respectively. In 1999, the Company received $4,414,000 in net proceeds from private offerings of Common Stock and $2,596,000 from the exercise of common stock options and warrants, and repayment of a note receivable for common stock of $316,000. The proceeds in 1999 were offset by $1,721,000 in payments on notes payable, and payments made under capital lease obligations of $134,000. In 1998, the Company received $2,827,000 in net proceeds from private offerings of Common Stock and $7,004,000 from the exercise of common stock options and warrants. The proceeds in 1998 were offset by $1,954,000 in payments on notes payable, $700,000 in payments for treasury stock acquired, and payments made under capital lease obligations of $135,000.

As of December 31, 1999, the Company had working capital of $5,633,000, as compared to working capital of $1,435,000 at December 31, 1998, an increase of $4,198,000. The Company's cash and certificates of deposit were $4,271,000 at December 31, 1999, compared to $1,381,000, at December 31, 1998.

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

On June 4, 1999, the Company entered into a financing agreement resulting in $1,200,000 in gross proceeds from the sale of 1,350,000 shares of common stock and the issuance of a warrant to purchase an additional 120,000 shares of common stock in a private placement to an unaffiliated accredited investor. The warrant is exercisable until June 30, 2004 at a per-share exercise price of $1.478125. In addition Union Atlantic received a warrant to purchase 25,000 shares of common stock as compensation for brokering the private placement. The warrant is exercisable until June 30, 2004 at a per-share exercise price of 1.478125. The Company filed a registration statement under the Securities Act of 1933 for the shares issued in connection with this transaction and issuable upon exercise of the warrants. The Company received proceeds from this transaction in two tranches of $600,000. The first tranche was funded on June 14, 1999 for $600,000 less fees and expenses associated with this offering of $60,897 yielding net proceeds of $539,103. The second tranche for $600,000 less applicable fees of $58,222 yielding net proceeds of $541,778 was funded on August 18, 1999.


On September 17, 1999, the Company entered into a financing agreement resulting in $1,500,000 in gross proceeds from the sale of 1,583,333 shares of common stock and the issuance of a warrant to purchase an additional 150,000 shares of common stock in a private placement to an unaffiliated accredited investor. The warrant is exercisable until September 17, 2002 at a per-share exercise price of $1.5375. The Company filed a registration statement under the Securities Act of 1933 for the shares issued in connection with this transaction and issuable upon exercise of the warrant. The Company received proceeds from this transaction in two tranches of $750,000. The first tranche was funded on September 21, 1999 for $750,000 less fees and expenses associated with this offering of $64,903 yielding net proceeds of $685,097. The second tranche was funded on November 17, 1999 for $750,000 less fees and expenses associated with this offering of $60,000 yielding net proceeds of $690,000.

On September 22, 1999, the Company received gross proceeds of $135,000 from the issuance of 120,000 shares of common stock resulting from the exercise of common stock warrants issued pursuant to the June 4, 1999 private placement.

In November 1999, the Company completed a financing of $2,000,000 in gross proceeds from the sale of 1,250,000 shares of common stock and the issuance of three warrants to purchase an additional 125,000 shares of common stock in a private placement to three unaffiliated accredited investors. The warrants are exercisable until December 1, 2004 at a per-share exercise price of $3.1969 The shares issued in connection with this transaction and issuable upon exercise of the warrant will be registered under the Securities Act of 1933. Fees and expenses associated with this offering amounted to approximately $42,000 yielding net proceeds of $1,958,000.


During the year ended December 31, 1999, the Company issued at various times, 2,095,780 shares of common stock resulting from other exercises of options and warrants, receiving cash of approximately $2,461,000. On June 1, 1998, the Company recorded a note receivable in the amount of $316,418 in connection with the exercise of stock options to purchase 171,000 shares of common stock by a former director. On December 28, 1999, the Company received $352,000 in full payment of this note, including accrued interest at 8%.

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

RECENT ACCOUNTING PRONOUNCEMENTS
---------------------------------

The FASB has issued a proposed interpretive release, Stock Compensation-Interpretation of APB Opinion 25 ("Interpretation"). The Interpretation will provide accounting guidance on several issues that are not specifically addressed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Of the many questions addressed in the Interpretation, the most significant are a clarification of the definition of the term "employee" for purposes of applying the opinion and the accounting for options that have been repriced.

The Interpretation is generally effective beginning July 1, 2000. The Interpretation applies prospectively at that date for repricings that occurred after December 15, 1998. It also applies prospectively on July 1, 2000 to new awards granted after December 15, 1998 for purposes of applying the definition of "employee".

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

       This Amendment No. 1 on form 10-KSB/a to the registrant's annual report on form 10-KSB for the year ended December 31, 1999, (the "Report") is being filed to include the information required to be set forth in part III of the report

                                   PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


OCCUPATIONS OF DIRECTORS AND EXECUTIVE OFFICERS

Directors

     Thomas L. Massie is Chairman of the Board and a co-founder of the Company and has served in these positions since 1992. He has more than 14 years of experience in the computer industry as well as related business management experience. From 1990 to 1992, Mr. Massie was the Senior Vice President of Articulate Systems, responsible for worldwide sales, marketing and operations. Articulate Systems is a multi-million dollar developer and manufacturer of voice control and communications products for the PC marketplace. Articulate Systems was acquired by Dragon Systems in 1997. From 1986 to 1990, Mr. Massie was the Chairman of the Board, and founder of MASS Microsystems. MASS Microsystems is a publicly-held developer of multimedia hardware products and high-end removal storage subsystems. Mr. Massie led MASS Microsystems from business plan to $30 million in profitable revenues. MASS Microsystems went public in 1989 and was acquired by Ramtek in 1992. From 1985 to 1986, Mr. Massie was the co-founder and Executive Vice President of Sales and Marketing for MacMemory, Inc. MacMemory was a multi-million-dollar developer of custom memory and acceleration products that was acquired in 1986 by Cyclone Technologies. From 1979 to 1984, Mr. Massie was a Non-Commissioned Officer for the U.S. Army, 101st Airborne Division. Mr. Massie is a member of the Board of Directors of the Hockey Academy. The Hockey Academy is a private, multi-million dollar hockey program development company. Mr. Massie is 38 years old and his term expires in 2002.


     William B. Coldrick has served as a Director of the Company since January 1993, Vice Chairman of the Company since July 1994 and as Executive Vice President of the Company from July 1994 to May 1995. Mr. Coldrick is currently a principal of Enterprise Development Partners, a consulting firm serving emerging growth companies that he founded in April 1998. From July 1996 to April 1998, Mr. Coldrick was Vice President and General Manager of Worldwide Channel Operations for the Computer Systems Division of Unisys Corp. In March 1991, Mr. Coldrick retired as Senior Vice President, U.S. Sales, for Apple Computer, Inc., which he joined in 1982. As Senior Vice President, U.S. Sales, for Apple Computer, Mr. Coldrick was responsible for leading all sales, support, service, distribution and channel activities for Apple throughout the United States. Previously at Apple, Mr. Coldrick held the position of Vice President and General Manager for Western Operations, and was responsible for overseeing sales, marketing, service and support for Apple's largest business unit in the field organization. In a prior position as National Sales Director, U.S. Sales, Mr. Coldrick directed the expansion of the U.S. field sales force. Mr. Coldrick also held the position of Area Sales Director of the Northeast Area. Before joining Apple, Mr. Coldrick spent 14 years with Honeywell Information Systems, where he held a number of positions including Regional Marketing Director. Mr. Coldrick holds a Bachelor of Science degree in Marketing from Iona College in New Rochelle, New York. Mr. Coldrick is 57 years old and his term expires in 2001.

     John C. Cavalier has served as a Director of the Company since May 1992. He has more than 29 years of business management experience. Since November 1996, Mr. Cavalier has been President, CEO and a Director of MapInfo Corporation, a software developer. Prior thereto, Mr. Cavalier joined Amdahl Company in early 1993 as Vice President and General Manager of Huron, Amdahl's software business. In July of 1993, he was also appointed President and CEO of Antares Alliance Group, a joint venture between Amdahl and EDS. From July 1990 to July 1992, he was President, Chief Executive Officer and a director of Bimillenium Company, a software development company. Bimillenium is a developer of scientific software for the Macintosh and UNIX marketplace. From April 1987 to January 1992, Mr. Cavalier was a Director of MASS Microsystems. He was President, Chief Executive Officer and a director of ShareBase Company, a database systems company, from November 1987 to June 1990. He earned his undergraduate degree from the University of Notre Dame and an MBA from Michigan State University. Mr. Cavalier is 58 years old and his term expires in 2002.

     Timothy E. Mahoney has served as Director of the Company since March 1998. He has more than 18 years of experience in the computing industry. Mr. Mahoney founded Union Atlantic L.C., in 1994, a merchant bank providing professional management and capital for emerging technology companies. Since 1996, Mr. Mahoney has served as Chairman of Tallard Technologies BV, a PC products distributor / value added reseller serving Latin America. From 1991 to 1994 he was President of SyQuest Technology, SyDos Division, responsible for expanding distribution channels for SyQuest's hard disk drive products. From 1986 to 1991, Mr. Mahoney was President of Rodine Systems, Inc., a provider of Macintosh mass storage peripherals. He earned his BA degree in computer science and business from West Virginia University and an MBA degree from George Washington University. Mr. Mahoney is 42 years old and his term expires in 2001.

     William A. Dambrackas has over 22 years of management experience in the computer industry. He founded Equinox Systems (Nasdaq: EQNX) 16 years ago and since then, has served as the company's Chairman, President and Chief Executive Officer. Equinox develops high-performance server-based communications products for Internet access and commercial systems. Mr. Dambrackas also currently serves on the Board of Directors of the Florida Venture Forum, an organization that serves the needs of venture capital investors and emerging growth companies. Prior to founding Equinox in 1983, Mr. Dambrackas held senior engineering management positions at Racal-Milgo from 1979 to 1983 and Infotron Systems from1976 to 1979. He also has held design engineering positions at GTE-Ultronic Systems from 1969 to 1976, Thiokol Corporation from 1968 to 1969, and RCA television recording systems from 1966 to 1968. Mr. Dambrackas has been issued three United States Patents for data communications inventions and he was honored as Florida's "Entrepreneur of the Year" in 1984. Mr. Dambrackas is 55 years old and his term expires in 2000.

Executive Officers

     Christopher P. Ricci joined the Company as Sr. Vice President of Business Development, General Counsel and Secretary in 1998. From 1996 to 1998, Mr. Ricci led the intellectual property group for the Boston law firm of Sullivan & Worcester LLP, where he advised on a variety of issues including patent prosecution, trademark prosecution, licensing of technology in both domestic and foreign markets, methods of protecting and exploiting intellectual property, as well as supporting litigation and corporate acquisitions. From 1993 to 1996 Mr. Ricci also worked as in-house counsel to the electronic imaging division of Polaroid Corporation and was previously and a partner at Lambert & Ricci, PC, a Boston intellectual property law firm. Prior to entering the legal profession, Mr. Ricci worked for five years as an electrical engineer designing computer control systems. Mr. Ricci received his law degree from New England School of Law. He graduated from the University of Massachusetts at Amherst with a bachelor's degree in electrical engineering and a minor in applied mathematics. He has also earned a certificate in software engineering from Northeastern University. Mr. Ricci has lectured and been published both domestically and abroad on a variety of business and intellectual property law subjects. Mr. Ricci is 34 years old.

     Thomas Hamilton joined the Company in September 1996 when the Company acquired TView, Inc. From 1992 to 1996, Mr. Hamilton was Executive Vice President and Co-Founder of TView, Inc. Mr. Hamilton grew TView from inception to a $5M per year revenue before being acquired by FOCUS. He co-developed proprietary video processing technology central to FOCUS' business. From 1987 to 1992, Mr. Hamilton was the Vice President of Engineering at Summit Design, a publicly held Integrated Circuit design software company, in Beaverton, Oregon having approximately $20MM in annual sales. From 1975 to 1987, he served in various engineering and marketing management positions at Tektronix Inc., Wilsonville, Oregon. Mr. Hamilton has a BS in Mathematics from Oregon State University. Mr. Hamilton is 49 years old.

     Brett A. Moyer joined the Company in May 1997, and has assumed the role of Vice President of Pro A/V Sales. Mr. Moyer brings over 10 years of global sales, finance and general management experience from Zenith Electronics Corporation, where he was most recently the Vice President and General Manager of Zenith's Commercial Products Division. Mr. Moyer has also served as Vice President of Sales Planning and Operations at Zenith where he was responsible for forecasting, customer service, distribution, MIS, and regional credit operations. Mr. Moyer has a Bachelor of Arts in Economics from Beloit College in Wisconsin and a Masters of International Management with a concentration in finance and accounting from The American Graduate School of International Management (Thunderbird). Mr. Moyer is 41 years old.

     William R. Schillhammer III joined the Company in 1998 with over 12 years of experience in global sales and marketing. From 1996 to 1998, Mr. Schillhammer was Vice President of Marketing and Sales for Digital Vision, Inc., a multi-million dollar developer of video conversion products. From 1990 to 1996 Mr. Schillhammer held various senior management positions for Direct Imaging, Inc., most recently serving as President. From 1989 to 1990 he was the Vice President of Sales for Mega Scan Technology, Inc. From 1988 to 1989 Mr. Schillhammer was the Vice President for Number Nine Computer Corporation, a publicly held multi-million dollar company. From 1980 to 1988 he held various management positions with the Intel Corporation. Mr. Schillhammer graduated from Dartmouth College with a bachelor's degree in Engineering. Mr. Schillhammer is 45 years old.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file.

     Based solely on the Company's review of the copies of such forms received by it or written representations from certain reporting persons, the Company believe that during the year ended December 31, 1999, all filing requirements applicable to its directors, executive officers and greater-than-10% beneficial owners were met.

Item 10. EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 1999, 1998, and 1997, of those persons who were, at December 31, 1999, (i) the Company's Chief Executive Officer and
(ii) the four other highest paid executive officers of the Company receiving total cash and bonus compensation in excess of $100,000 (the "Named Officers"). The Company did not grant any restricted stock awards or stock appreciation rights or make any long term incentive plan payouts to the individuals named in the tables below during the fiscal year indicated.

                          SUMMARY COMPENSATION TABLE

                                                    Annual Compensation(1)
       Name and                                                              Other Annual
  Principal Position                     Salary($)         Bonus($)       Compensation($)(2)     Options/SAR(3)
  ------------------                     --------          --------       ------------------     --------------
Thomas L. Massie              1999       $150,000         $ 69,154                --                  100,000
Chairman of the Board         1998       $150,000         $132,833                --                  200,000
                              1997       $150,000         $ 45,000                --                  500,000

Christopher P. Ricci          1999       $150,000         $ 15,200                --                   45,000
Sr. Vice President and        1998       $150,000         $ 27,500                --                  125,000
General Counsel               1997             --               --                --                       --

Brett Moyer                   1999       $130,000         $ 63,724(4)             --                   40,000
Vice President of             1998       $130,000         $ 41,000(4)             --                  100,000
Pro AV Sales                  1997       $130,000         $ 45,000                --                  250,000

Thomas Hamilton               1999       $129,192              --                 --                  175,000
Vice President of             1998       $110,000         $ 5,000                 --                   25,000
 Research                     1997       $110,000         $ 4,179                 --                       --

William Schillhammer          1999       $ 95,000         $52,900(4)              --                   40,000
Vice President of             1998       $ 85,000         $22,204(4)              --                  122,000
OEM Sales                     1997             --              --                 --                       --

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

     The following table sets forth information concerning options granted during the fiscal year ended December 31, 1999 to the executives named in the Summary Compensation Table above. The Company did not grant any stock appreciation rights during the fiscal year.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                      Percentage of
                                                      Total Options                   Individual Grants
                                Shares Subject         Granted to                     -----------------
                                  to Options          Employees in FY
Name                               Granted                1999(1)           Exercise Price      Expiration Date
----                               -------                -------           --------------      ---------------
Thomas L. Massie                   100,000                  8.13%               $1.2813           11/12/2004
Christopher P. Ricci                25,000                  3.66%               $ 1.063            2/22/2004
                                    20,000                                      $1.2813           11/12/2004
Brett Moyer                         40,000                  3.25%               $1.2813           11/12/2004
Bill Schillhammer                   40,000                  3.25%               $1.2813           11/12/2004
Thomas Hamilton                     25,000                 14.23%               $ 1.063            2/22/2004
                                    50,000                                      $  1.00             9/7/2004
                                   100,000                                      $1.2813           11/12/2004


-------------------------------------
(1) A total of 1,229,386 options were granted to employees, directors and consultants in 1999 under the Company's stock option plans, the purpose of which is to provide incentives to employees, directors and consultants who are in positions to make significant contributions to the Company.


     The following table sets forth information concerning option exercises during fiscal year 1999 and the value of unexercised options as of December 31, 1999 held by the executives named in the Summary Compensation Table above.


   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES



                                                                        Number of                  Value of Unexercised,
                                                                       Unexercised                 In-the-Money Options
                                  Shares                       Options at December 31, 1998           at December 31,
                                Acquired on       Value               (Exercisable/                1998 (Exercisable/
                                Exercise(#)     Realized($)           Unexercisable)               Unexercisable)(1)
                                -----------     -----------           --------------               -----------------
Thomas L. Massie                  500,000        3,527,000            150,000                      $1,072,500
                                                                      (Exercisable)                (Exercisable)
                                                                      300,000                      $2,109,000
                                                                      (Unexercisable)              (Unexercisable)

Christopher P. Ricci               41,668          292,926            0 (Exercisable)              $ 0  (Exercisable)
                                                                      128,332                      $904,885
                                                                      (Unexercisable)              (Unexercisable)

Brett Moyer                       200,001        1,406,007            0  (Exercisable)             $0  (Exercisable)
                                                                      189,999                      $1,333,241
                                                                      (Unexercisable)              (Unexercisable)

William Schillhammer               15,000          105,450            30,668 (Exercisable)         213,533 (Exercisable)
                                                                      131,332                      923,264
                                                                      (Unexercisable)              (Unexercisable)

Thomas Hamilton                    88,334          620,989            0                            $0
                                                                      (Exercisable)                (Exercisable)
                                                                      191,666                      $1,362,745
                                                                      (Unexercisable)              (Unexercisable)

-------------------------------------
(1) Value is based on the difference between option exercise price and the fair market value at December 31, 1999 ($8.25 per share, the closing price as quoted on the NASDAQ SmallCap Market at the close of trading on December 31, 1999) multiplied by the number of shares underlying the option.

Employment Agreements

     The Company and Brett Moyer are parties to an Employment Contract effective May 15, 1997, as amended to date, which renews automatically after December 31, 2000, for one year terms, subject to certain termination provisions. Pursuant to this Employment Contract, Mr. Moyer serves as Vice President of Pro AV Sales. This Employment Contract requires acceleration of vesting of all options held by Mr. Moyer so as to be immediately exercisable if Mr. Moyer is terminated without cause during the term of the contract. The Employment Contract provides for bonuses as determined by the Board of Directors and employee benefits, including health and disability insurance, in accordance with the Company's policies.


     FOCUS and Christopher Ricci are parties to an employment contract effective March 1, 1998, as amended to date, which renews automatically after December 31, 2000, for one year terms, subject to certain termination provisions. Pursuant to this employment contract, Mr. Ricci serves as our Senior Vice President, General Counsel and Secretary. This employment contract requires the acceleration of vesting of all options held by Mr. Ricci so as to be immediately exercisable if Mr. Ricci is terminated without cause during the term of the contract. In addition, in the case of a change in control of FOCUS, for up to one year following such change in control Mr. Ricci, at his sole election, may choose to terminate his employment, in which case Mr. Ricci would be entitled to receive a lump sum cash payment equal to two years' salary plus the continuation of such salary for an additional two years after such termination. Mr. Ricci's employment contract provides for annual bonuses to be determined by the Board of Directors and employee benefits, including health and disability insurance, to be provided in accordance with company policies.

     The Company and Steven Morton are parties to an Employment Contract effective October 17, 1996, as amended to date, which renews automatically after December 31, 2000, for one year terms, subject to certain termination provisions. Pursuant to this Employment Contract, Mr. Morton serves as Vice President of Engineering. This Employment Contract requires the acceleration of vesting of all options held by Mr. Morton so as to be immediately exercisable if Mr. Morton is terminated without cause during the term of the contract. The Employment Contract provides for bonuses as determined by the Board of Directors and employee benefits, including health and disability insurance, in accordance with the Company's policies.

     The Company and Thomas Hamilton are parties to an Employment Contract effective October 17, 1996, as amended to date, which renews automatically after December 31, 1998, for one year terms, subject to certain termination provisions. Pursuant to this Employment Contract, Mr. Hamilton serves as Vice President of Research & Development. This Employment Contract requires the acceleration of vesting of all options held by Mr. Hamilton so as to be immediately exercisable if Mr. Hamilton is terminated without cause during the term of the contract. The Employment Contract provides for bonuses as determined by the Board of Directors and employee benefits, including health and disability insurance, in accordance with the Company's policies.

Compensation of Directors

     Directors of the Company receive no direct cash compensation for their services as directors. In 1999, the Company paid Union Atlantic L.C. $66,000 in placement fees in connection with equity financing agreements brokered by Union Atlantic. The Company paid consulting fees and expenses to Union Atlantic amounting to $46,226 in 1999. Timothy Mahoney, who is a FOCUS director, is a partner of Union Atlantic.

     On March 19, 1997, the Board of Directors elected to terminate the 1995 Directors Plan and all options granted thereunder. By a unanimous vote of the Board of Directors, the Board established the 1997 Directors Plan and authorized the grant of options to purchase up to 1,000,000 shares of Common Stock under the plan. On March 19, 1997, options to purchase 200,000 shares at an exercise price of $1.88 per share were granted to Mr. Cavalier, options to purchase 100,000 shares at an exercise price of $1.88 per share were granted to each of Messrs. Coldrick and Mahoney and options to purchase 50,000 shares at an exercise price of $1.88 per share were granted to a now former director. All of the options are subject to various vesting provisions.

     On September 1, 1998, the Board of Directors approved the re-pricing of all of the aforementioned options granted to current directors (totaling options to purchase 400,000 shares) to a price of $1.22 per share, the fair market value on the date of such re-pricing.

     On September 1, 1998, the Board of Directors approved the 1998 Non-Qualified Stock Option (NQSO) Plan. The 1998 NQSO Plan authorized the grant, subject to approval by the Company's stockholders, on September 1, 1998 of stock options for 75,000 shares of Common Stock to each of Mr. Mahoney and Mr. Coldrick and for 100,000 shares to Mr. Cavalier, each of whom is neither an employee nor officer of the Company. Mr. Massie received a grant, subject to approval by the Company's stockholders, of an option for 200,000 shares under the 2000 NQSO Plan. Mr. Moyer received a grant, subject to approval by the Company's stockholders, of an option for 100,000 shares. All such options have an exercise price of $1.22, the fair market value on the date of grant. Upon joining the Board of Directors, on April 22, 1999, Mr. Dambrackas was granted, subject to approval by the Company's stockholders, a stock option for 100,000 shares of Common Stock at an exercise price of $1.4063, the fair market value on the date of grant.

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


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock on May 1, 2000 by (i) each person known to the Company who beneficially owns 5% or more of the 24,896,204 outstanding shares of its Common Stock, (ii) each director of the Company, (iii) each executive officer identified in the Summary Compensation Tables below, and
(iv) all directors and executive officers of the Company as a group. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law. All communications for the individuals listed below should be directed to c/o Focus Enhancements, Inc., 600 Research Drive, Wilmington, MA 01887.

                                                                 Amount of Beneficial Ownership
                                                                 ------------------------------

Name of Beneficial Owner                                    Number of Shares                Percent(1)
------------------------                                    ----------------                ----------
Thomas L. Massie (2)                                                 316,667                   1.27
John C. Cavalier (3)                                                  42,853                      *
William B. Coldrick (4)                                              125,000                      *
Timothy E. Mahoney (5)                                                33,333                      *
William Dambrackas (6)                                                33,334                      *
Christopher P. Ricci (7)                                              41,667                      *
Brett A. Moyer (8)                                                    83,333                      *
Thomas Hamilton (9)                                                   14,334                      *
William R. Schillhammer III (10)                                      54,668                      *
All executive officers and directors as a group
(9 persons)(11)                                                      745,189                   2.99

-------------------------------------
  *  Less than 1% of the outstanding Common Stock.

(1) Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares.

(2) Does not include 133,333 shares issuable pursuant to outstanding stock options that are not exercisable at May 1, 2000 or within 60 days thereafter.

(3) Includes 9,519 shares of Common Stock held directly by Mr. Cavalier. Does not include 50,000 shares issuable pursuant to outstanding stock options that are not currently at May 1, 2000 or within 60 days thereafter.

(4) Does not include 50,000 shares issuable pursuant to outstanding stock options that are not exercisable at May 1, 2000, or within 60 days thereafter.

(5) Does not include 50,000 shares issuable pursuant to outstanding stock options that are not exercisable at May 1, 2000, or within 60 days thereafter.

(6) Does not include 66,666 shares issuable pursuant to outstanding stock options that are not exercisable at May 1, 2000, or within 60 days thereafter.

(7) Does not include 86,665 shares issuable pursuant to outstanding stock options that are not exercisable at May 1, 2000, or within 60 days thereafter.

(8) Does not include 106,666 shares issuable pursuant to outstanding stock options that are not exercisable at May 1, 2000, or within 60 days thereafter.

(9) Includes 6,000 shares of common stock held directly by Mr. Hamilton. Does not include 183,332 shares issuable pursuant to outstanding stock options that are not exercisable at May 1, 2000, or within 60 days thereafter.


(10) Includes 4,000 shares of common stock held directly by Mr. Schillhammer. Does not include 111,332 shares issuable pursuant to outstanding stock options that are not exercisable at May 1, 2000, or within 60 days thereafter.

(11) Includes 19,519 shares of Common Stock. Also includes 725,670 shares issuable pursuant to options and warrants to purchase Common Stock exercisable at May 1, 2000, or within 60 days thereafter.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 1999, the Company paid Union Atlantic L.C. $66,000 in placement fees in connection with equity financing agreements brokered by Union Atlantic. The Company paid consulting fees and expenses to Union Atlantic amounting to $46,226 in 1999. Timothy Mahoney, who is a FOCUS director, is a partner of Union Atlantic.


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

     27   Financial Data Schedule for year ended December 31, 1999

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


     (b) Reports on Form 8-K

         The Company filed no reports on Form 8-K during the fiscal quarter ended December 31, 1999.

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

                           FOCUS ENHANCEMENTS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    YEARS ENDED DECEMBER 31, 1999 AND 1998

                                 Common Stock                                          Note                     Total
                            ----------------------     Additional      Accumulated  Receivable     Treasury  Stockholders'
                             Shares         Amount   Paid-in Capital     Deficit    Common Stock    Stock       Equity
                            ----------------------   ---------------   -----------  ------------   --------  -------------
Balance at December 31,
 1997                       14,010,186   $140,102    $27,339,892     $(22,411,611)  $       --     $      --    $  5,068,383

Issuance of common stock
 upon exercise of stock      2,429,958     24,299      7,296,082               --     (316,418)           --       7,003,963
 options and warrants

Issuance of common stock
 from private offerings,     1,092,150     10,922      2,816,433               --           --            --       2,827,355
 net of issuance costs of
 $172,645


Issuance of common stock       472,796      4,728      1,460,897               --           --            --       1,465,625
 for acquisitions of
 Digital Vision, Inc. and
 PC Video Conversion, Inc.
Purchase of treasury stock          --         --             --               --           --      (700,130)       (700,130)

Net loss                            --         --             --      (12,787,324)          --            --     (12,787,324)
                            ----------   --------    -----------     ------------    ---------     ---------    ------------

Balance at December 31,     18,005,090    180,051     38,913,304      (35,198,935)    (316,418)     (700,130)      2,877,872
 1998
Issuance of common stock     2,215,780     22,158      2,573,865               --           --            --       2,596,023
 upon exercise of stock
 options and warrants
Issuance of common stock     4,183,333     41,833      4,372,145               --           --            --       4,413,978
 from private offerings,
 net of issuance costs of
 $286,022
Common stock issued in         100,000      1,000        322,260               --           --            --         323,260
 settlement of accounts
 payable
Common stock warrants
 issued for services
 and debt                           --         --        159,317               --           --            --         159,317
Repayment of note                   --         --             --               --      316,418            --         316,418
 receivable-common stock
Net loss                            --         --             --       (1,479,703)          --            --      (1,479,703)
                            ----------   --------    -----------     ------------    ---------     ---------    ------------
Balance at December 31,     24,504,203   $245,042    $46,340,891     $(36,678,638)  $       --     $(700,130)   $  9,207,165
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

     Basis of Presentation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiariary PC Video Conversion, Inc. The Company's other subsidiaries, Lapis Technologies, Inc., TView, Inc. and FOCUS Enhancements, B.V. (Netherlands corporation) became inactive or were merged into FOCUS in 1999. On March 31, 1998, the Company acquired certain assets and assumed certain liabilities of Digital Vision, Inc. in a transaction accounted for under the purchase method of accounting. On July 29, 1998, the Company acquired certain assets and assumed certain liabilities of PC Video Conversion, Inc. in a transaction accounted for under the purchase method of accounting. All intercompany accounts and transactions have been eliminated upon consolidation.

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

     Concentration of Credit Risk. As of December 31, 1999, a major distributor represented approximately 23% of the Company's accounts receivable, a major retailer represented approximately 13% of the Company's accounts receivable and a second major distributor represented approximately 12% of the Company's accounts receivable. As of December 31, 1998, a major distributor, represented approximately 14% of the Company's accounts receivable, a major retailer represented approximately 13% of the Company's accounts receivable and a major television manufacturer customer represented approximately 20% of the Company's accounts receivable. The Company provides credit to customers in the normal course of business with terms generally ranging between 30 to 90 days. The Company does not usually require collateral for trade receivables, but attempts to limit credit risk through its customer credit evaluation process.

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


CATEGORY                       DEPRECIATION PERIOD
-----------------------------  -----------------------------------------------
Equipment                      3-5 years
Furniture and fixtures         5 years
Purchased software             1-3 years
Leasehold improvements         Lesser of 5 years or the term of the lease

     Capitalized Software Development Costs. Capitalized software development costs are stated at cost and will be amortized on a units of production method over the estimated useful life of the asset commencing on the date the product is released. The Company capitalized $1,644,689 and $477,761 of software development costs in 1999 and 1998, respectively. No products related to capitalized software development costs were released as of December 31, 1999.


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

     Net Income (Loss) Per Share. Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants, and are determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment to income as a result of the conversion. For the years ended December 31, 1999 and 1998, options and warrants applicable to 4,240,655 shares and 4,937,645 shares, respectively were anti-dilutive and excluded from the diluted earnings per share computation.

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

Recent Accounting Pronouncements

The FASB has issued a proposed interpretive release, Stock Compensation-Interpretation of APB Opinion 25 ("Interpretation"). The Interpretation will provide accounting guidance on several issues that are not specifically addressed in APB Opinion No. 25, "Accounting for Stock Issued to Employees." Of the many questions addressed in the Interpretation, the most significant are a clarification of the definition of the term "employee" for purposes of applying the opinion and the accounting for options that have been repriced.

The Interpretation is generally effective beginning July 1, 2000. The Interpretation applies prospectively at that date for repricings that occurred after December 15, 1998. It also applies prospectively on July 1, 2000 to new awards granted after December 15, 1998 for purposes of applying the definition of "employee".

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

2.   Fourth Quarter Adjustments

     In the fourth quarters of 1999 and 1998, the Company sustained net losses of $1,779,000 and $14,235,000, respectively. A summary of the effect on net income of sales returns and other significant year-end adjustments follows:

DESCRIPTION                                 1999              1998
                                         -----------      ------------
Sales returns                              $367,000        $3,455,000
Impairment loss on goodwill                      --         3,054,000
Inventory                                   527,000         1,929,000
Fixed assets                                     --           766,000
Write-down of securities                         --           346,000
Accounts receivable                         383,000                --
Accrued expenses                            254,000         2,125,000
Stock compensation and other                284,000                --

3.  Inventories

     Inventories at December 31, consist of the following:

                          1999               1998
                   ------------------  ----------------

Raw materials          $1,039,356         $  230,364
Work in process           171,637                 --
Finished goods          2,377,709          5,718,260
                       ----------         ----------
Totals                 $3,588,702         $5,948,624
                       ==========         ==========

The Company periodically reviews its inventories for obsolescence and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost. In the fourth quarter of 1999, the Company identified certain excess and obsolete inventory and charged approximately $527,000 to expense, writing off certain inventory and increasing inventory reserves to $399,000 at December 31, 1999. In the fourth quarter of 1998, as a result of a detailed review, the Company identified certain excess and obsolete inventory items and also determined that the cost of certain inventory items required adjustments to their estimated net realizable value. As a result of this inventory review, the Company charged approximately $1,929,000 to expense in the fourth quarter of 1998, thereby increasing its inventory reserves to approximately $2,168,000 at December 31, 1998.

4.  Property and Equipment

     Property and equipment consist of the following at:

                                                        December 31,
                                               ------------------------------
                                                  1999                1998
                                               ----------          ----------
Equipment                                      $1,062,443          $  893,116
Furniture and fixtures                            107,530             132,522
Leasehold improvements                            295,249             134,599
Purchased software                                246,980              29,100
                                               ----------          ----------
                                                1,712,202           1,189,337
Less accumulated depreciation and
 amortization                                     743,608             394,621
                                               ----------          ----------
Net book value                                 $  968,594          $  794,716
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

5.   Other Assets

NOTES RECEIVABLE.
----------------

The Company has $140,000 in notes receivable bearing interest at 8.0% per annum due from an officer of the Company at December 31, 1999 and 1998. At December 31, 1999, interest receivable of $28,467 is included in accounts receivable. Interest income recognized on the notes receivable for the years ended December 31, 1999 and 1998 amounted to $11,200 and $6,067, respectively.

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

6.   Notes Payable

LINE OF CREDIT, BANK.

During 1999, the Company repaid all monies owed under an accounts receivable financing agreement with its bank, and closed its account. At December 31, 1998, the Company maintained a line of credit with the same bank. Borrowings under the line were payable upon demand and were collateralized by all of the assets of the Company, except as noted below. Borrowings aggregated $620,000 at December 31, 1998, and were charged interest at the bank's prime rate plus 1% (8.75% at December 31, 1998). Under the terms of the line of credit agreement, the Company was required to comply with certain restrictive covenants and was in violation of certain of these covenants. On March 31, 1999, the Company repaid all monies owed on this line of credit with its commercial bank totaling approximately $637,000 from proceeds received under a $2,000,000 accounts receivable financing agreement with the same commercial bank. The agreement allowed for advances on accounts receivable not to exceed 80% of qualified invoices. Interest was charged on the outstanding balance at a rate of the prime lending rate plus 4.5%. Under the terms of this agreement the bank was issued warrants to purchase 100,000 shares of the Company's common stock at a price of $1.70 per share.


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

From time to time, the Company is party to certain other claims and legal proceedings that arise in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the Company's financial position or results of operation.

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

On June 4, 1999, the Company entered into a financing agreement resulting in $1,200,000 in gross proceeds from the sale of 1,350,000 shares of common stock and the issuance of a warrant to purchase an additional 120,000 shares of common stock in a private placement to an unaffiliated accredited investor. The warrant is exercisable until June 30, 2004 at a per-share exercise price of $1.478125. The Company also issued a warrant to purchase 25,000 shares of common stock at $1.478125 per share exercisable through June 4, 2004 to Union Atlantic, L.C. in connection with the placement. The Company filed a registration statement under the Securities Act of 1933 for the shares issued in connection with this transaction and issuable upon exercise of the warrants. The Company received proceeds from this transaction in two tranches of $600,000. The first tranche was funded on June 14, 1999 for $600,000 less expenses associated with this offering of $60,897 yielding net proceeds of $539,103. The second tranche for $600,000 less expenses of $58,222 yielding net proceeds of $541,778 was funded on August 18, 1999.

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

On January 18, 2000, the Company received gross proceeds of $990,000 from the issuance of 330,000 shares of common stock resulting from the exercise of common stock warrants issued pursuant to a private placement with an unaffiliated investor on September 10, 1997. During the period from January 1, 2000 to March 31, 2000 the Company issued 62,001 shares on the exercise of other options and warrants.

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

1992 STOCK OPTION PLAN.

The Company's 1992 Stock Option Plan (the "Plan"), provides for the granting of incentive and non-qualified options to purchase up to approximately 1,800,000 shares of common stock. Incentive stock options may be granted to employees of the Company. Non-qualified options may be granted to employees, directors or consultants of the Company. Incentive stock options may not be granted at a price less than 100% (110% in certain cases) of the fair-market value of common stock at date of grant. Non-qualified options may not be granted at a price less than 85% of fair-market value of common stock at date of grant. As of December 31, 1999, all options granted under the plan were issued at market value at the date of grant. Options generally vest annually over a three-year period and are exercisable over a five-year period from date of grant. The term of each option under the Plan is for a period not exceeding ten years from date of grant. During 1998, the Board of Directors authorized reductions in the exercise price of certain options granted under the plan to prices reflecting the market value on the re-pricing date. As of December 31, 1999, options under the Plan to purchase 1,160,972 shares of the Company's common stock were outstanding with exercise prices of $1.00 to $1.3438 per share.

1995 KEY OFFICER NON QUALIFIED STOCK OPTIONS.

In 1995, the Board of Directors authorized the issuance to two officers warrants to purchase an aggregate of 500,000 shares of common stock at $1.10 per share. The options expire in April 2002. As of December 31, 1999, options to purchase 150,000 shares of the Company's common stock were outstanding with an exercise price of $1.10 per share.

1997 DIRECTOR STOCK OPTION PLAN.

In March 1997, the Board of Directors adopted the 1997 Director Stock Option Plan (the "1997 Director Plan"), subject to stockholder approval which was received on July 25, 1997. The 1997 Director Plan authorized the grant of options to purchase up to an aggregate of 1,000,000 shares of common stock. Each non-employee director who was in office on March 19, 1997 received an automatic grant of an option to purchase shares of common stock ranging between 100,000 and 200,000 shares based on time of service. The exercise price per share of options granted under the 1997 Director Plan is 100% of the market value of the common stock of the Company on the date of grant. Options granted under the 1997 Director Plan are exercisable over a five-year period with vesting determined at varying amounts over a three year period. As of December 31, 1999, options under the 1997 Director Plan to purchase 237,372 shares of the Company's common stock were outstanding with an exercise price between $ 1.00 and $1.88 per share.


1997 KEY OFFICER NON QUALIFIED STOCK OPTIONS.

In March 1997, the Board of Directors authorized the grant of non-qualified stock options to certain key officers of the Company (the "1997 Key Officer Agreements"). The 1997 Key Officer Agreements related to the grant of options to purchase up to an aggregate of 920,000 shares of common stock. The exercise price per share of options granted under the 1997 Key Officer Agreements equaled 100% of the market value of the common stock of the Company on the date of grant. Options granted under the 1997 Key Officer Agreements are exercisable in installments over a three-year period. As of December 31, 1999, options under the 1997 Key Officer Agreements to purchase 350,000 shares of the Company's common stock were outstanding with exercise prices of $1.22 and $1.2813 per share.

1998 DIRECTOR STOCK OPTION PLAN.

On September 1, 1998, the Board of Directors adopted, subject to stockholder approval, the 1998 Non-qualified Stock Option Plan (the "1998 NQSO Plan"). The 1998 NQSO Plan authorized the grant of options to purchase up to an aggregate of 1,250,000 shares of common stock. Each non-employee director who was in office on September 1, 1998 received an automatic grant of an option, subject to stockholder approval, to purchase 75,000 shares of common stock. Employee officers and directors received a grant of an option to purchase shares of common stock ranging from 10,000 to 200,000 shares based upon time of service. The exercise price per share of options granted under the 1998 NQSO Plan is 100% of the market value of the common stock of the Company on the date of grant. Options granted under the 1998 NQSO Plan are exercisable over a five-year period with vesting determined at varying amounts over a three year period. As of December 31, 1999, options under the 1998 NQSO Plan to purchase 980,936 shares of the Company's common stock were outstanding with an exercise price between $1.06 and $1.41.

A summary of the status of the Company's outstanding stock options as of December 31, 1999 and 1998, and the changes during the years then ended, is presented below:


                                                1999                                    1998
                                -------------------------------------  ---------------------------------------
                                                    Weighted Average                        Weighted Average
                                     Shares          Exercise Price          Shares          Exercise Price
                                -----------------  ------------------  ------------------  -------------------
Options outstanding                    3,919,396         $ 1.22          2,966,396                 $1.81
at beginning of year
Options granted                        1,191,340         $ 1.17          3,873,680                 $1.42
Options exercised                     (1,816,125)        $ 1.53           (394,778)                $1.90
Options canceled                        (403,497)        $ 1.23         (2,525,982)                $1.96
                                      ----------                        ----------

Options outstanding                    2,891,114         $ 1.21          3,919,316                 $1.22
at end of year                        ==========                        ==========

Options exercisable                      393,391         $ 1.21          1,289,536                 $1.20
at end of year                        ==========                        ==========

Weighted average fair value                                 .57                                    $ .92
 of options granted during
 the year

Information pertaining to options outstanding at December 31, 1999 is as follows:

                                         Options Outstanding                            Options Exercisable
                        -----------------------------------------------------  --------------------------------------
                                              Weighted           Weighted                               Weighted
                                               Average           Average                                Average
     Range of             Outstanding         Remaining          Exercise         Exercisable           Exercise
   Exercise Prices          12/31/99            Life              Price             12/31/99             Price
----------------------  ----------------  -----------------  ----------------   -----------------  ------------------
           $0.91-1.82          2,841,114        2.2 yrs             1.10             381,148               1.10
           $1.83-2.73             50,000        4.90 yrs            1.88              12,243               1.88
                               ---------                                            --------
Outstanding at                 2,891,114        3.6 yrs             1.21             393,391               1.21
December 31, 1999              =========                                            ========



STOCK-BASED COMPENSATION.

At December 31, 1999, the Company has stock option plans and non-plan stock options that are described above. The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for stock options issued to employees. Had compensation cost for the Company's stock-based compensation plans and non-plan stock options outstanding been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

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

The fair value of each grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998, respectively; dividend yield of
0.0 percent; expected volatility of 50% and 75%, risk-free interest rates of 6.0% and expected lives of 5.0 years.

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
                                                                  ============         ============


A summary of the change in the valuation allowance on deferred tax assets is as follows:


                                                           Years Ended December 31,
                                                      -----------------------------------
                                                            1999              1998
                                                      ----------------  -----------------
Balance at beginning of year                               $15,065,000        $10,036,000

Addition to the allowance for the benefit of net
   operating loss carry forwards not recognized                546,000          5,029,000
                                                           -----------        -----------
Balance at end of year                                     $15,611,000        $15,065,000
                                                           ===========        ===========

At December 31, 1999, the Company has the following carry forwards available for income tax purposes:


Federal net operating loss carry forwards expiring in
 various amounts through 2020                           $28,815,000
                                                        ===========

State net operating loss carry forwards expiring in
 various amounts through 2005                           $19,485,000
                                                        ===========
Credit for research activities                          $   185,000
                                                        ===========

Due to the uncertainty surrounding the realization of these favorable tax attributes, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets. The net operating loss carry forwards are subject to annual limitations based on ownership changes in the Company's common stock as provided in Section 382 of the Internal Revenue Code.

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

12.  Segment Information

The Company operates in one business segment: the development, manufacturing, marketing and sale of computer enhancement devices for personal computers and televisions. Sales to a major television manufacturer in 1998 totaled approximately $2,646,000 or 14% of the Company's revenues. Sales to a major distributor in 1999 represented approximately $4,318,000 or 25% of the Company's revenues as compared to approximately $5,686,000, or 31% of revenues for 1998.

Sales outside North America for the year ended December 31, 1999 were approximately $704,000, principally to Europe ($396,000) and Asia ($308,000). Sales outside North America for the year ended December 31, 1998 were approximately $951,000, principally to Europe ($604,000) and Asia ($347,000).

13.  Employee Benefit Plan

Effective July 1, 1998, the Company implemented a Section 401(k) Profit Sharing Plan (the "401(k) Plan") for all eligible employees. The Company may make discretionary contributions to the 401(k) Plan. Employees are permitted to make elective deferrals of up to 15% of employee compensation and employee contributions to the 401(k) Plan are fully vested at all times. Company contributions become vested over a period of five years. The Company has made no contributions to the 401(k) Plan as of December 31, 1999.

14.  Related Party Transactions

In connection with the Company's private placement transactions (see Note 9), the Company paid placement fees of $66,000 to Union Atlantic, LC. In addition, the Company paid consulting fees and expenses to Union Atlantic, LC amounting to $46,226 in 1999. A Director of the Company is a partner in Union Atlantic, LC.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

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


              Signature                                     Title                                 Date
--------------------------------------  ----------------------------------------------  -------------------------


/s/ Thomas L. Massie                    Chairman of the Board                           May 1, 2000
--------------------------------------
Thomas L. Massie


/s/ Brett A. Moyer                      Principal Accounting Officer                    May 1, 2000
--------------------------------------
Brett A. Moyer


/s/ John C. Cavalier
--------------------------------------
John C. Cavalier                        Director                                        May 1, 2000


/s/ William B. Coldrick
--------------------------------------
William B. Coldrick                     Director                                        May 1, 2000


/s/ Timothy E. Mahoney
--------------------------------------
Timothy E. Mahoney                      Director                                        May 1, 2000


/s/ William Dambrackas
--------------------------------------
William Dambrackas                      Director                                        May 1, 2000