Form 10QSB
period 2000-03-31
FOCUS ENHANCEMENTS INC
filed 2000-05-22
CIK 884719

                                  FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:   March 31, 2000

  [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of March 31, 2000, there were outstanding 24,446,204 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE.

                            FOCUS ENHANCEMENTS, INC.
                                   FORM 10-QSB

                                QUARTERLY REPORT
                                 March 31, 2000

                                TABLE OF CONTENTS

                                                                            PAGE

FACING PAGE                                                                  1
TABLE OF CONTENTS                                                            2

PART I.  FINANCIAL INFORMATION

  ITEM 1. Consolidated Financial Statements:

          Consolidated Balance Sheets at March 31, 2000
          and December 31, 1999                                              3

          Consolidated Statements of Operations
          for the Three Months Ended March 31, 2000
          and 1999                                                           4

          Statement of Changes in Equity for the Three
          Months Ended March 31, 2000                                        5

          Consolidated Statements of Cash Flows
          for the Three Months Ended March 31, 2000
          and 1999                                                           6

          Notes to Consolidated Financial Statements                        7-10

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              11-14

PART II.  OTHER INFORMATION

   ITEM 1. Legal Proceedings                                                  15
   ITEM 2. Changes in Securities                                              15
   Item 3. Defaults Upon Senior Securities                                    15
   ITEM 4. Submission of Matters to a Vote of Security Holders                15
   ITEM 5. Other Information                                                  15
   ITEM 6. Exhibits and Reports on Form 8-K                                   16

SIGNATURES                                                                    17

                            FOCUS ENHANCEMENTS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)

                                                              March 31,     December 31,
                                                                2000            1999
                                                            ------------    ------------

                                     ASSETS
Current Assets:
   Cash and cash equivalents                                $    853,279    $  3,736,517
   Certificate of deposit                                        710,590         534,091
   Accounts receivable, net of
     allowances of $249,970 and
     $294,907 at March 31, 2000 and
     December 31, 1999, respectively                           2,578,739       2,913,005
   Inventories                                                 3,794,079       3,588,702
   Prepaid expenses and other current assets                     817,688         240,732
                                                            ------------    ------------
     Total current assets                                      8,754,375      11,013,047

   Property and equipment, net                                   906,866         968,594
   Capitalized software development costs                      2,517,644       2,122,450
   Other assets, net                                             281,209         287,116
   Goodwill, net                                                 577,544         624,277
                                                            ------------    ------------
     Total assets                                           $ 13,037,638    $ 15,015,484
                                                            ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                            $    224,134    $  1,006,258
   Obligations under capital leases                              129,046         129,451
   Current portion of long-term debt                             312,556         312,556
   Accounts payable                                            2,270,315       3,413,285
   Accrued liabilities                                         1,116,521         518,726
                                                            ------------    ------------
     Total current liabilities                                 4,052,572       5,380,276

   Obligations under capital leases                              160,392         202,002
     Long-term debt, net of current portion                      140,718         226,041
                                                            ------------    ------------
     Total liabilities                                         4,353,682       5,808,319
                                                            ------------    ------------

Stockholders' equity
   Preferred stock, $.01 par value; 3,000,000 shares
     authorized; none issued                                          --              --
   Common stock, $.01 par value;
     30,000,000 shares authorized,
     24,896,204 and 24,504,203 shares
     issued at March 31, 2000 and December 31,
     1999, respectively                                          248,962         245,042
   Additional paid-in capital                                 47,393,132      46,340,891
   Accumulated deficit                                       (38,258,008)    (36,678,638)
   Treasury stock at cost, 450,000 shares                       (700,130)       (700,130)
                                                            ------------    ------------
     Total stockholders' equity                                8,683,956       9,207,165
                                                            ------------    ------------
     Total liabilities and stockholders' equity             $ 13,037,638    $ 15,015,484
                                                            ============    ============


*See accompanying notes to Unaudited Financial Statements

                                      FOCUS ENHANCEMENTS, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)



                                                           Three Months Ended
                                                    March 31,              March 31,
                                                      2000                   1999
                                                   ------------          ------------
Net revenues                                       $  3,614,271          $  5,067,079
Cost of goods sold                                    2,329,632             2,937,134
                                                   ------------          ------------

     Gross profit                                     1,284,639             2,129,945
                                                   ------------          ------------

Operating expenses:

     Sales, marketing and support                     1,027,777             1,023,696
     General and administrative                       1,147,174               353,943
     Research and development                           259,828               492,480
     Depreciation and amortization expense              213,612               139,370
     Restructuring Expenses                             202,252
                                                   ------------          ------------
         Total operating expenses                     2,850,643             2,009,489
                                                   ------------          ------------

Income from operations                               (1,566,004)              120,456

Interest expense, net                                   (19,766)              (21,364)
Other income, net                                        10,400                 3,898
                                                   ------------          ------------
Income before income taxes                           (1,575,370)              102,990

Income tax expense                                       (4,000)                 --
                                                   ------------          ------------
Net income                                         $ (1,579,370)         $    102,990
                                                   ============          ============

Net income per common share
         Basic                                     $      (0.06)         $       0.01
                                                   ============          ============
         Diluted                                   $      (0.06)         $       0.01
                                                   ============          ============

Weighted average common shares outstanding

         Basic                                       24,335,368            18,005,090
                                                   ============          ============
         Diluted                                     24,335,368            18,721,905
                                                   ============          ============

*See accompanying notes to Unaudited Financial Statements

                            FOCUS ENHANCEMENTS, INC.
                         STATEMENT OF CHANGES IN EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000



                                                                Additional
                                                   Common       Paid-in         Accumulated       Treasury
                                                    Stock         Capital         Deficit          Stock         Total
                                                 ------------ --------------- ---------------- ------------- --------------

 Balance at December 31, 1999                     $  245,042    $ 46,340,891   $ (36,678,638)   $ (700,130)    $ 9,207,165

 Comprehensive income
       Net income                                                                 (1,579,370)                   (1,579,370)
                                                                              ----------------               --------------

 Comprehensive income                                                                                           (1,579,370)

 Common stock issued                                   3,920       1,052,241              --           --        1,056,161

                                                 ------------ --------------- ---------------- ------------- --------------
 Balance at March 31, 2000                        $  248,962   $  47,393,132   $ (38,258,008)   $ (700,130)    $ 8,683,956
                                                 ============ =============== ================ ============= ==============


*See accompanying notes to Unaudited Financial Statements

                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                       Three Months Ended
                                                                                                 March 31,             March 31,
                                                                                                   2000                  1999
                                                                                              --------------        --------------
Cash flows from operating activities:
    Net income                                                                                  $(1,579,370)         $   102,990

    Adjustments to reconcile net income to net cash used in operating activities:
        Depreciation and amortization                                                               213,612              139,370
        Changes in operating assets and liabilities, net of the effects of acquisition:
            (Increase) decrease in accounts receivable                                              334,266             (891,669)
            Decrease (increase) in inventories                                                     (205,378)             212,403
            Decrease (increase) in prepaid expenses and other assets                               (571,048)             (27,140)
            (Decrease) increase in accounts payable                                              (1,142,970)             600,794
            (Decrease) increase in accrued liabilities                                              597,794             (511,787)
                                                                                                -----------          -----------
        Net cash used in operating activities                                                    (2,353,094)            (375,039)
                                                                                                -----------          -----------

Cash flows from investing activities:
    Increase in certificates of deposit                                                            (176,499)              (4,135)
    Purchase of property and equipment                                                             (500,345)            (662,053)
                                                                                                -----------          -----------
        Net cash used in investing activities                                                      (676,844)            (666,188)
                                                                                                -----------          -----------

Cash flows from financing activities:
    Payments on notes payable                                                                      (867,447)            (770,243)
    Payments under capital lease obligations                                                        (42,014)             (52,243)
    Net proceeds from accounts receivable factoring                                                      --              969,459
    Net proceeds from private offerings of common stock                                                  --                   --
    Net proceeds from exercise of common stock options and warrants                               1,056,161                   --
                                                                                                -----------          -----------
        Net cash provided by financing activities                                                   146,700              146,973
                                                                                                -----------          -----------

Net increase in cash and cash equivalents                                                        (2,883,238)            (894,254)

Cash and cash equivalents at beginning of period                                                  3,736,517            1,128,380
                                                                                                -----------          -----------

Cash and cash equivalents at end of period                                                      $   853,279          $   234,126
                                                                                                ===========          ===========

Supplemental Cash Flow Information:

        Interest paid                                                                           $    19,766          $    43,147
        Income taxes paid
                                                                                                       --                     50

                            FOCUS ENHANCEMENTS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

     The consolidated financial statements of FOCUS Enhancements, Inc. ("the Company") as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1999.

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary PC Video Conversion, Inc. The companies other subsidiaries, Lapis Technologies, Inc., T-View, Inc and Focus Enhancements, B.V. (Netherlands corporation) became inactive or were merged into Focus in 1999. On March 31, 1998, the Company acquired certain assets and assumed certain liabilities of Digital Vision, Inc. in a transaction accounted for under the purchase method of accounting. On July 29, 1998, the Company acquired certain assets and assumed certain liabilities of PC Video Conversion, Inc. in a transaction accounted for under the purchase method of accounting. All intercompany accounts and transactions have been eliminated upon consolidation.

       The results of operations of Digital Vision, Inc. have been included in the accompanying consolidated financial statements since April 1, 1998. The results of operations of PC Video Conversion, Inc. have been included in the accompanying consolidated financial statements since July 29, 1998

2.   NET INCOME PER SHARE

     In February 1997, FASB issued SFAS No. 128, "Earnings per Share" which requires earnings per share to be calculated on a basic and dilutive basis. Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants, and are determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment to income as a result of the conversion. For the three months ended March 31, 2000 and 1999, options and warrants applicable to 3,380,884 shares and 5,460,505 shares, respectively were anti-dilutive and excluded from the diluted earnings per share computation.

3.   INCOME TAXES

     The Company has utilized its net operating loss carryforwards in estimating its provision for income taxes in the three-month period ended March 31,2000 and 1999.

4.   INVENTORIES


     Inventories consist of the following:
                                         March 31,             December 31,
                                      ---------------       ----------------
                                           2000                   1999
                                         --------              ----------

Finished goods                            3,794,079              3,588,702
                                      ---------------       ----------------
                                         $3,794,079             $3,588,702
                                      ===============       ================


5.   RESTRUCTURING EXPENSES

     For the three-month period ended March 31, 2000, the Company recorded restructuring expenses of $202,262 in conjunction with the planned closure of
its Morgan Hill, CA facility and operation.   These direct expenses are
comprised of inventory adjustments (approximately $118,000), payroll and benefits (approximately $57,000), travel (approximately $16,000) and lease cancellation charges (approximately $11,000).


6.   NOTES PAYABLE / SECURITY ARRANGEMENTS

     Line of Credit, Bank. On March 31, 1999, the Company restructured its line of credit with its commercial bank under a $2,000,000 accounts receivable financing agreement with the bank. The agreement allows for advances on accounts receivable not to exceed 80% of qualified invoices. Interest is charged on the outstanding balance at a rate of the prime lending rate plus 4.5%. Under the terms of this agreement the bank has been issued warrants to purchase 100,000 shares of the Company's common stock at a price of $1.70 per share. At March 31, 2000 the Company had no outstanding balance on the line of credit and no additional financing was available.

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

     Long-Term Debt. On July 29, 1998, the Company issued a $1,000,000 note payable to a related party in conjunction with the acquisition of PC Video providing for the payment of principal and interest at 3.5 % over a period of 36 months. The Company computed a discount of $89,915 on this note based on its incremental borrowing rate. Maturities of long-term debt at March 31, 2000 are as follows:

2000                         227,233
2001                         226,041
                            --------
Total                       $453,274
                            ========



7.   COMMON STOCK TRANSACTIONS

     On January 18, 2000, the Company received gross proceeds of $990,000 from the issuance of 330,000 shares of common stock resulting from the exercise of common stock warrants issued pursuant to a private placement with an unaffiliated investor on September 10, 1997.

     During the quarter ended March 31, 1999, the Company issued at various times, 62,001 shares of common stock resulting from other exercises of options
and warrants, receiving cash of approximately $66,161.   Additional Paid-in
Capital of 1,052,241 for the quarter is net of $29,440 of related legal expenses.

     On February 22, 1999, the Company issued warrants to purchase 30,000 shares of common stock as partial compensation to an unaffiliated investor relations firm. The warrants are exercisable until February 22, 2002 at an exercise price of $1.063 per share. These warrants were exercised on February 23, 2000 (15,000) and March 2, 2000 (15,000).


8.   SUBSEQUENT EVENTS

     Separation Agreements

     On May 1, 2000, the Company entered into a Separation Agreement with Thomas
L. Massie, President and CEO, whereby the Company and Mr. Massie agreed to sever Mr. Massie's employment relationship effective April 30, 2000.

     On May 1, 2000, the Company entered into a Separation Agreement with Gary
M. Cebula, Vice President of Finance and Administration, whereby the Company and Mr. Cebula agreed to sever Mr. Cebula's employment relationship effective April 30, 2000.

     Consulting Agreements

     On May 1, 2000, the Company entered into a Consulting Agreement with William B. Coldrick, Vice Chairman, to provide management services to the Company for the period of May 1, 2000 to December 31, 2000.

     On May 1, 2000, the Company entered into a Consulting Agreement with Thomas
L. Massie, Chairman, to provide management services to the Company for the period of May 1, 2000 to December 31, 2000.

     On May 1, 2000, the Company entered into a Consulting Agreement with Gary Cebula to provide financial management services to the Company for the period of May 1, 2000 to December 31, 2000.

     The Company estimates that the aggregate financial impact to the Company of the above agreements for the year ended December 31, 2000 will be approximately $260,000 comprised of $176,000 in compensation and $84,000 of debt forgiveness for the year ended December 31, 2000.

     Common Stock Transactions

     On May 1, 2000, the Board of Directors approved by unanimous written consent, an increase in the authorized shares of common stock to 43,000,000 shares.

     On May 1, 2000, the Board of Directors approved by unanimous written
consent, the establishment of the 2000 Non-Qualified Stock Option Plan.   In
addition, the Board authorized 3,000,000 shares to be reserved for the 2000 Plan. On May 5, 2000, the Company granted 2,473,375 Stock Options under the 2000 Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following information should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1999.

     The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward looking" information that involve risks and uncertainties. In particular, statements contained in this Form 10-QSB which are not historical facts constitute forward looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Each forward looking statement should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1, of this Quarterly Report and with the information contained in Item 2, including, but not limited to, "Certain Factors That May Affect Future Results" contained herein, together with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1999, including, but not limited to, the section therein entitled "Certain Factors That May Affect Future Results."


RESULTS OF OPERATIONS

               Three-Month Period Ended March 31, 2000 As Compared
                With The Three-Month Period Ended March 31, 1999

Net Revenues

     Net revenues for the three-month period ended March 31, 2000 ("Q1 00") were $3,614,271 as compared with $5,067,079 for the three-month period ended March 31, 1999 ("Q1 99"), a decrease of $1,452,808 or 29%. The decrease in sales is primarily attributed to the discontinuation of sales to certain resellers of the Company's consumer video conversion product line in North America. In the three-month period ending March 31, 1999, approximately $1,400,000 of sales were to resellers that the Company discontinued selling to in the fourth quarter of 1999. There were no sales to these resellers for the three-month period ended March 31, 2000. In addition, sales to international resellers and OEM/Licensing customers also decreased. Specifically, net revenues in Q1 00 to the Company's international resellers decreased 54% to $240,000 from $517,000 in Q1 99. Net revenues to OEM/Licensing customers decreased 22% to $531,000 in Q1 00 from $677,000 for the same quarter in 1999. The decrease in OEM/Licensing sales resulted from delays in the production of the Company's FS400 ASIC in the fourth
quarter of 1999, resulting in delays or lost opportunities in Q100.   The
decreases were offset by an increase in Professional Product sales of $676,000 (an increase of 59%) in Q1 00 from $424,000 in Q1 99.

     As of March 31, 2000, the Company had a sales order backlog of approximately $1,170,000.

Cost of Goods Sold

     Cost of goods sold were $2,329,632 or 64% of net revenues, for the three-month period ended March 31, 2000, as compared with $2,937,134 or 58% of net revenues, for the three-month period ended March 31, 1999, a decrease in absolute dollars of $607,502 or 21%. The Company's gross profit margins for Q1 00 and Q1 99 were 36% and 42%, respectively. The decrease in gross margins is
due principally to the decrease in net sales in Q100 as compared to Q199.   In
addition, the Company provided additional reserves of $177,000 for potential inventory obsolescence in Q100 compared to $20,000 in Q199.

Sales, Marketing and Support Expenses

     Sales, marketing and support expenses were $1,023,767 or 28% of net revenues, for the three-month period ended March 31, 2000, as compared with $1,023,696 or 20% of net revenues, for the three-month period ended March 31, 1999, an increase of $71.

General and Administrative Expenses

     General and administrative expenses for the three-month period ended March 31, 2000 were $1,150,968 or 32% of net revenues, as compared with $353,943 or 7% of net revenues for the three-month period ended March 31, 1999, an increase of $797,025 or 225%. The increase in absolute dollars is due primarily to increases in accounting fees (approximately $302,000) and legal fees (approximately $292,000) in conjunction with the completion of the 1999 annual audit and review of accounting practices and the special investigation conducted by the Board of Directors, with respect to the financial controls of the Company, combined with increases in payroll (approximately $54,000), accounts receivable reserves (approximately $45,000), consulting fees (approximately $31,000), and investor relations (approximately $20,000).

Research and Development Expenses

     Research and development expenses for the three-month period ended March 31, 2000 were $259,828, or 7% of net revenues, as compared to $492,480, or 10% of net revenues, for three-month period ended March 31, 1999, a decrease of $232,652 or 48%. The decrease was due principally to increased capitalization of ASIC development costs of approximately $293,024, and decreases in staffing and employee benefits of approximately $39,000.

Restructuring Expenses

     For the three-month period ended March 31, 2000, the Company recorded restructuring expenses of $202,262 in conjunction with the planned closure of its Morgan Hill, CA facility and operation. These direct expenses are comprised of inventory adjustments (approximately $118,000), payroll and benefits (approximately $57,000), travel (approximately $16,000) and lease cancellation charges (approximately $11,000).

Interest Expense, Net

     Net interest expense for the three-month period ended March 31, 2000 was $19,766, or 1% of net revenues, as compared to $21,364, or .4% of Net revenues, for the three-month period ended March 31, 1999, a decrease of $1,598, or 7%. The decrease is primarily attributable to decreases in interest paying obligations for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999.

Other Income

     Other Income for the three-month period ended March 31, 2000 was $10,194 as compared to $3,948, for the three-month period ended March 31, 1999, an increase of $6,296.

Net Loss

     For the quarter ended March 31, 2000, the Company reported a net loss of ($1,579,370), or ($0.06) per share, as compared to net income of $102,990, or $0.01 per share, for the quarter ended March 31, 1999. The net loss is primarily due to the discontinuation of sales to certain resellers, increased inventory reserves, one-time restructuring expenses for the closure of the Morgan Hill, CA operation, and significant non-recurring accounting and legal fees pursuant to the 1999 annual audit and related review of accounting practices and the special investigation of the Board of Directors.

LIQUIDITY AND CAPITAL RESOURCES

          Net cash used in operating activities for the three-month periods ended March 31, 2000 and 1999 was $2,258,835 and $375,039, respectively. In Q1 00, net cash used in operating activities consisted primarily of increases in inventory of $205,378 and prepaid expenses and other assets of $571,048, a decrease in accounts payable of $1,142,970, and a net loss of $1,579,370. This was offset by a decrease in accounts receivable of $334,266, an increase in accrued liabilities of 597,794, and depreciation and amortization (non-cash charge) of $213,612. As of March 31, 2000 and 1999, accounts receivable from a major distributor represented approximately 26% and 45%, respectively of total accounts receivable. In Q1 00, the Company continued to record provisions for potential future uncollectable accounts and maintained reserves for potential product returns.

     In the three months ended March 31, 1999, net cash used in operations consisted primarily of an increase in accounts receivable of $891,669 and a decrease in accrued liabilities of $511,787. This was offset by a decrease in inventory of $212,403, an increase in accounts payable of 600,794, depreciation and amortization (non-cash charge) of $139,370, and net income of $102,990.

     Net cash used in investing activities for the three-month periods ended March 31, 2000 and 1999 was $676,844 and $666,188 respectively. In Q1 00 and Q1 99, cash used in investing activities was principally for the purchase of property and equipment and capitalized software development costs..

     Net cash provided by financing activities for the three-month periods ended March 31, 2000 and 1999 was $52,441 and $146,973, respectively. In Q1 00, the Company received $1,056,161 in net proceeds from the exercise of common stock options and warrants. The Company's financing proceeds were offset by payments on notes payable and capital lease obligations. In the same period in 1999, the Company received $969,459 in net proceeds from a debt financing from a commercial bank. The Company's financing proceeds were offset by payments on notes payable and capital lease obligations.

     As of March 31, 2000, the Company had working capital of $4,701,803, as compared to $5,632,771 at December 31, 1999, a decrease of $930,968. The Company's cash position at March 31, 2000 was $853,279, a decrease of $2,883,238 over amounts at December 31, 1999.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     The FASB issued a proposed interpretive release, Stock Compensation-Interpretation of APB Opinion 25 ("Interpretation"). The Interpretation will provide accounting guidance on several issues that are not specifically addressed in Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees. Of the many questions addressed int the Interpretation, the most significant are the clarification of the definition of the term "employee" for the purposes of applying the opinion and the accounting for options that have been repriced.

The Interpretation is generally effective beginning July 1, 2000. The Interpretation applies prospectively at the date for repricings that occur after December 15, 1998. It also applies prospectively on July 1, 2000 to new awards granted after December 15, 1998 for purposes of applying the definition of "employee".

In December 1999, the Securities and Exchange Commission (the "Commission") published Staff Accounting Bulleting ("SAB") No. 101, "Revenue Recognition", which provides guidance for applying generally accepted accounting principles to revenue recognition in financial statements filed with the Commission, including income statement presentation and disclosure. As originally issued SAB 101 was to be applied no later than the first quarter of the fiscal year beginning after December 15, 1999. However, the Commission has delayed the effective date of the SAB for companies with fiscal years beginning between December 16, 1999 and March 15, 2000. For such entities, the mandatory implementation date may now be no later than the second quarter of the fiscal year beginning after December 15, 1999.

The company is in the process of reviewing and evaluating the pronouncements detailed above to determine the potential impact on the financial statements of the company.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward looking" information that involve risks and uncertainties. In particular, statements contained in this Form 10-KSB/A which are not historical facts (including, but not limited to, statements concerning international revenues, anticipated operating expense levels and such expense levels relative to the Company's total revenues) constitute forward looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the availability of capital to fund the Company's future cash needs, reliance on major customers, history of operating losses, limited availability of capital under credit arrangements with lenders, market acceptance of the Company's products, technological obsolescence, competition, component supply problems and protection of proprietary information, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     The Company has been named as a defendant in a lawsuit filed in United States District Court for the District of Massachusetts, on or about November 9, 1999, on behalf of Frank E. Ridel and other currently-unnamed person(s) who are alleged to have purchased shares of our common stock from July 17, 1997 to February 19, 1999. In March of 2000, 15 additional actions were filed which made claims on behalf of shareholders who purchase stock from the previous class period through March 1, 2000. The actions are in the process of being consolidated. The complaints allege that the company, its chief executive officer and its chief financial officers violated federal securities laws in connection with a number of allegedly false or misleading statements and seeks certification as a class action and certain unquantified damages. We intend to contest this case vigorously, as our management believes it consistently complies with the federal securities laws.

     The Company has been named as a defendant in a lawsuit filed in U.S. District Court for the District of Texas, on or about November 1, 1999, on
behalf of CRA Associates.   The complaint alleges that the company and its chief
executive violated federal securities laws by engaging in misrepresentation and
deceptive trade practices.   The Company intends to contest this case
vigorously, as our management believes it consistently complies with the federal securities laws.

From time to time, the Company is party to certain other claims and legal proceedings that arise in the ordinary course of business of which, in the opinion of management, have a material adverse effect on the Company's financial position or results of operation.

ITEM 2.   CHANGES IN SECURITIES

     None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE

     None

ITEM 5.   OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

a.   The following exhibits are filed herewith:

     10.1 Consulting Agreement dated March 1, 2000 between the Company and William B. Coldrick
     10.2 Consulting Agreement dated May 1, 2000 between the Company and Thomas
          L. Massie
     10.3 Consulting Agreement dated May 1, 2000 between the Company and Gary M. Cebula
     10.4 Separation Agreement dated May 1, 2000 between the Company and Thomas
          L. Massie
     10.5 Separation Agreement dated April 30, 2000 between the Company and Gary
          M. Cebula
     11.  Statement Re: Computation of Per Share Earnings
     27.  Financial data schedule

b. Reports on Form 8-K

     The Company on March 2, 2000 filed a Form 8-K related to the period ending December 31, 1999.

     The Company did not file any reports on Form 8-K reports during the quarter ended March 31, 2000 pertaining to the quarter ended March 31, 2000.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            FOCUS ENHANCEMENTS, INC.




       May 22, 2000         By:   /s/  Brett A. Moyer
                                 ----------------------
                                 Brett A. Moyer
                                 Executive Vice President
                                 & Chief Operating Officer


       May 22, 2000         By:   /s/  Richard A. Nardella
                                 ---------------------------
                                 Richard A. Nardella
                                 Principal Accounting Officer