Form 10QSB
period 2000-06-30
FOCUS ENHANCEMENTS INC
filed 2000-08-21
CIK 884719

                                  FORM 10-QSB


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
        OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended:   June 30, 2000

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

As of June 30, 2000, there were outstanding 26,307,871 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE.

                           FOCUS ENHANCEMENTS, INC.
                                  FORM 10-QSB

                               QUARTERLY REPORT
                                 June 30, 2000

                               TABLE OF CONTENTS

                                                                            PAGE

FACING PAGE                                                                   1
TABLE OF CONTENTS                                                             2

PART I.  FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements:

        Consolidated Balance Sheets at June 30, 2000
        and December 31, 1999                                                 3

        Consolidated Statements of Operations
        for the Three Months Ended June 30, 2000
        and 1999                                                              4

        Consolidated Statements of Operations                                 5
        for the Six Months Ended June 30, 2000
        and 1999

        Statement of Changes in Equity for the Six
        Months Ended June 30, 2000                                            6

        Consolidated Statements of Cash Flows
        for the Six Months Ended June 30, 2000
        and 1999                                                              7

    Notes to Consolidated Financial Statements                             8-11

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              11-16

PART II. OTHER INFORMATION

 ITEM 1. Legal Proceedings                                                  17
 ITEM 2. Changes in Securities                                              17
 ITEM 3. Defaults Upon Senior Securities                                    17
 ITEM 4. Submission of Matters to a Vote of Security Holders                17
 ITEM 5. Other Information                                                  17
 ITEM 6. Exhibits and Reports on Form 8-K                                   17

SIGNATURES                                                                  18

                            FOCUS ENHANCEMENTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                June 30,     December 31,
                                                                  2000           1999
                                                              ------------   ------------
                           ASSETS
Current Assets:
   Cash and cash equivalents                                  $  1,083,922   $  3,736,517
   Certificate of deposit                                        1,267,871        534,091
   Accounts receivable, net of
     allowances of $731,832 and
     $1,402,176 at June 30, 2000 and
     December 31, 1999, respectively                             2,909,487      2,913,005
   Inventories                                                   3,307,638      3,588,702
   Prepaid expenses and other current assets                       296,929        240,732
                                                              ------------   ------------
     Total current assets                                        8,865,847     11,013,047

   Property and equipment, net                                     835,803        968,594
   Capitalized software development costs                        2,814,098      2,122,450
   Other assets, net                                               241,648        287,116
   Goodwill, net                                                   530,744        624,277
                                                              ------------   ------------
     Total assets                                             $ 13,288,140   $ 15,015,484
                                                              ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                              $          0   $  1,006,258
   Obligations under capital leases                                 68,694        129,451
   Current portion of long-term debt                               312,556        312,556
   Accounts payable                                              3,195,066      3,413,285
   Accrued liabilities                                             577,802        518,726
                                                              ------------   ------------
     Total current liabilities                                   4,154,118      5,380,276

   Obligations under capital leases                                201,984        202,002
     Long-term debt, net of current portion                         63,560        226,041
                                                              ------------   ------------
     Total liabilities                                           4,419,662      5,808,319
                                                              ------------   ------------

Stockholders' equity
   Preferred stock, $.01 par value; 3,000,000 shares
     authorized; none issued                                            --             --
   Common stock, $.01 par value;
     30,000,000 shares authorized,
     26,307,871 and 24,504,203 shares
     issued at June 30, 2000 and December 31,
     1999, respectively                                            263,079        245,042
   Additional paid-in capital                                   48,675,716     46,340,891
   Accumulated deficit                                         (39,370,187)   (36,678,638)
   Treasury stock at cost, 450,000 shares                         (700,130)      (700,130)
                                                              ------------   ------------
     Total stockholders' equity                                  8,868,478      9,207,165
                                                              ------------   ------------
     Total liabilities and stockholders' equity               $ 13,288,140   $ 15,015,484
                                                              ============   ============


See accompanying notes to Unaudited Consolidated Financial Statements

                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                  Three Months Ended
                                                June 30,       June 30,
                                                  2000           1999
                                                               (Note 2)
                                               -----------   -----------
Net revenues                                   $ 4,399,974   $ 4,077,304
Cost of goods sold                               3,334,953     2,128,033
                                               -----------   -----------

 Gross profit                                    1,065,021     1,949,271
                                               -----------   -----------

Operating expenses:

 Sales, marketing and support                      959,067       996,789
 General and administrative                        706,465       427,228
 Research and development                          285,359       270,325
 Depreciation and amortization expense             237,061       133,856
                                               -----------   -----------
  Total operating expenses                       2,187,952     1,828,198
                                               -----------   -----------

Income from operations                          (1,122,931)      121,073

Interest expense, net                              (34,312)     (145,496)
Other income, net                                   43,211        79,115
                                               -----------   -----------
Income before income taxes                      (1,114,032)       54,692

Income tax expense                                   1,854            --
                                               -----------   -----------
Net income                                     $(1,112,178)  $    54,692
                                               ===========   ===========

Net income per common share
  Basic                                        $     (0.04)  $      0.00
                                               ===========   ===========
  Diluted                                      $     (0.04)  $      0.00
                                               ===========   ===========

Weighted average common shares outstanding

  Basic                                         24,785,659    18,011,725
                                               ===========   ===========
  Diluted                                       24,785,659    18,012,361
                                               ===========   ===========


*See accompanying notes to Unaudited Consolidated Financial Statements

                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Six Months Ended
                                                 June 30,      June 30,
                                                   2000         1999
                                                              (Note 2)
                                               -----------   -----------
Net revenues                                   $ 8,014,244   $ 9,144,383
Cost of goods sold                               5,664,585     5,065,167
                                               -----------   -----------

 Gross profit                                    2,349,659     4,079,216
                                               -----------   -----------

Operating expenses:

 Sales, marketing and support                    1,986,844     2,020,484
 General and administrative                      1,853,639       781,170
 Research and development                          545,187       762,806
 Depreciation and amortization expense             450,673       273,226
 Restructuring Expenses                            202,252            --
                                               -----------   -----------
   Total operating expenses                      5,038,595     3,837,686
                                               -----------   -----------

Income/(loss) from operations                   (2,688,936)      241,530

Interest expense, net                              (54,078)     (166,861)
Other income, net                                   53,611        83,013
                                               -----------   -----------
Income/(Loss) before income taxes               (2,689,403)      157,682

Income tax expense                                  (2,146)           --
                                               -----------   -----------
Net Loss                                       $(2,691,549)  $   157,682
                                               ===========   ===========
Net Loss per common share
   Basic                                       $     (0.11)  $      0.01
                                               ===========   ===========
   Diluted                                     $     (0.11)  $      0.01
                                               ===========   ===========
Weighted average common shares outstanding
   Basic                                        24,556,510    18,008,426
                                               ===========   ===========
   Diluted                                      24,556,510    18,009,062
                                               ===========   ===========

*See accompanying notes to Unaudited Financial Statements

                            FOCUS ENHANCEMENTS, INC.
                         STATEMENT OF CHANGES IN EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)


                                      Common Stock                                                        Total
                                 -----------------------   Additional       Accumulated    Treasury    Stockholders'
                                   Shares       Amount  Paid-in Capital      Deficit        Stock         Equity
                                 ----------------------- --------------- ---------------- ----------- --------------
Balance at December 31, 1999     24,504,203     $245,042   $ 46,340,891   $ (36,678,638)  $  (700,130)  $ 9,207,165

Issuance of common stock            403,668        4,037      1,064,825                                   1,068,862
 upon exercise of stock
 options and warrants

Issuance of common stock          1,400,000       14,000      1,270,000                                   1,284,000
 from private offerings,
 net of issuance cost of
 $

Common stock issued in
 settlement of accounts
 payable

Common stock warrants
 issued for services
 and debt

Net loss                                                                     (2,691,549)                 (2,691,549)

                                 ----------   ----------- --------------- ---------------- ----------- -------------
Balance at June 30, 2000         26,307,871   $  263,079  $  48,675,716   $ (39,370,187)   $ (700,130)  $ 8,868,478
                                 ==========   =========== =============== ================ =========== =============



 See accompanying notes to Unaudited Financial Statements

                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                                       Six Months Ended
                                                                                                 June 30,              June 30,
                                                                                                   2000                  1999
                                                                                              --------------        --------------
Cash flows from operating activities:
    Net Loss                                                                                    $(2,691,549)         $   157,682

    Adjustments to reconcile net income to net cash used in operating activities:
        Depreciation and amortization                                                               450,673              273,226
        Deferred Income                                                                                   0              (84,212)
        Increase in accrued interest on notes receivable, common stock                                    0               (4,219)
        Changes in operating assets and liabilities, net of the effects of acquisition:
            (Increase) decrease in accounts receivable                                               (3,518)            (498,993)
            Decrease (increase) in inventories                                                     (281,064)           1,326,414
            Decrease (increase) in prepaid expenses and other assets                                 82,805              (60,483)
            (Decrease) increase in accounts payable                                                 123,960              148,447
            (Decrease) increase in accrued liabilities                                              (59,075)          (1,162,850)
                                                                                                -----------          -----------
        Net cash used (Provided)in operating activities                                          (2,377,768)              95,012
                                                                                                -----------          -----------

Cash flows from investing activities:
    Decrease (increase) in certificates of deposit                                                 (733,780)             163,067
    Purchase of property and equipment                                                             (570,137)          (1,292,234)
                                                                                                -----------          -----------
        Net cash used in investing activities                                                    (1,303,917)          (1,129,167)
                                                                                                -----------          -----------

Cash flows from financing activities:
    Payments on notes payable                                                                    (1,100,517)          (1,027,057)
    Payments under capital lease obligations                                                       (223,256)             (42,909)
    Payments on long-term debt                                                                           --             (138,080)
    Net proceeds from accounts receivable factoring                                                      --              611,847
    Net proceeds from private offerings of common stock                                           1,284,000              539,103
    Net proceeds from exercise of common stock options and warrants                               1,068,862                   --
                                                                                                -----------          -----------
        Net cash provided by financing activities                                                 1,029,089              (57,096)
                                                                                                -----------          -----------

Net increase in cash and cash equivalents                                                        (2,652,596)          (1,091,251)

Cash and cash equivalents at beginning of period                                                  3,736,517            1,128,380
                                                                                                -----------          -----------

Cash and cash equivalents at end of period                                                      $ 1,083,921          $    37,129
                                                                                                ===========          ===========

Supplemental Cash Flow Information:

        Interest paid                                                                           $    54,078          $   166,861
        Income taxes paid
                                                                                                       --                     --

                            FOCUS ENHANCEMENTS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The consolidated financial statements of FOCUS Enhancements, Inc. ("the Company") as of June 30, 2000 and for the three and six-month periods ended June 30, 2000 and 1999 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1999.

     In the opinion of management, the consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of the interim periods. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for any future period.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary PC Video Conversion, Inc. The companies other subsidiaries, Lapis Technologies, Inc., T-View, Inc and Focus Enhancements, B.V. (Netherlands corporation) became inactive or were merged into Focus in 1999. All intercompany accounts and transactions have been eliminated upon consolidation.

2. RESTATEMENT

     The company is in the process of reviewing and evaluating the impact of Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition", which provides guidance for applying generally accepted accounting principles to revenue recognition in financial statements filed with the Commission.

     Historically, the company provided a gross margin reserve for estimated sales returns each quarter. In connection with its review of the impact of SAB 101, the Company found that certain transactions that were recorded as sales in the second and third quarters of 1999 should not have been recorded as sales. As a result, the company has restated the financial statements of the aforementioned quarters to correct the amount of revenue previously reported in those quarters.

     As indicated above, the Company has provided gross margin reserves for estimated sales returns and the Company believes that such estimated reserves were adequate to cover the gross margins on the restated sales and other sales returns. Accordingly, the restatement of the financial statements for the second and third quarters of 1999 did not have any impact on the previously reported net income of those quarters.

     In addition, in its quarterly financial statements for the year 2000, the Company is providing a reserve for estimated sales returns based on the estimated sales value of the sales returns rather than a gross margin reserve. The second and third quarters of 1999 have been restated to reflect this change to be consistent with the financial statement presentation in 2000.

     The items in the financial statements that are affected by the restatement are as follows:

                                                     (In Thousands)

                                 6/30/99           6/30/99       9/30/99         9/30/99
                                Previously           AS         Previously          AS
                                 Reported         Restated       Reported        Restated
   INCOME STATEMENT
-----------------------------------------------------------------------------------------
      Revenue                     $4,440           $4,077         $4,106          $3,198
      Cost of Goods Sold           2,491            2,128          2,165           1,257
      Net Income                      55               55            141             141

   BALANCE SHEET
-----------------------------------------------------------------------------------------
      Accounts Receivable         $3,513           $3,296         $3,511          $2,996
      Inventory                    4,406            4,622          3,515           4,030
      Current Assets               8,359            8,359          8,325           8,325


The Company is in the process of amending the Form 10QSB for each of these quarters to reflect this restatement

3.   NET INCOME PER SHARE

     In February 1997, FASB issued SFAS No. 128, "Earnings per Share" which requires earnings per share to be calculated on a basic and dilutive basis. Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants, and are determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment to income as a result of the conversion. For the six months ended June 30, 2000 and 1999, options and warrants applicable to 2,890,742 shares and 4,447,671 shares, respectively were anti-dilutive and excluded from the diluted earnings per share computation.

4.   INCOME TAXES

     The Company has utilized its net operating loss carryforwards in estimating its provision for income taxes in the six-month period ended June 30, 2000 and 1999.


5.   INVENTORIES

Inventories consist of the following:
                                        June 30,2000        December 31,1999
                                      ---------------       ----------------
Finished goods                           $2,770,280             $2,377,709
Work In Process                          $   42,557             $  171,637
Raw Materials                            $  494,801             $1,039,356
                                      ---------------       ----------------
                                         $3,307,638             $3,588,702
                                      ===============       ================

6.   CLOSURE OF THE MORGAN HILL FACILITY

     During Q2 00 the Company successfully completed the closure of its Morgan Hill facility. In conjunction with the closing and movement of materials, the company wrote off an additional $40,000 worth of materials.

7.   NOTES PAYABLE / SECURITY ARRANGEMENTS

     Note Payable, Vendor. On April 20, 1999, the Company converted certain accounts payable due to a contract manufacturer to a term note in the amount of $1,700,000 with interest at a rate of 12% per annum. The balance of the Note was $1,006,258 at December 31, 1999. On December 31, 1999, the Company and the holder of the note reached an agreement as to the settlement of the note and related accounts payable. On January 5, 2000 the Company repaid $1,000,000 of these obligations and on January 28, 2000, escrowed $669,000 to be paid to the holder in three equal installments on February 5, March 5, and April 5, 2000. This term loan was paid in full as of June 30, 2000.

8.   LONG TERM DEBT

     On July 29, 1998, the Company issued a $1,000,000 note payable to a related party in conjunction with the acquisition of PC Video providing for the payment of principal and interest at 3.5 % over a period of 36 months. The Company computed a discount of $89,915 on this note based on its incremental borrowing rate. Maturities of long-term debt at June 30, 2000 are as follows:

                  2000                         376,116
                                              --------
                  To be booked in July           4,811
                  Total                       $380,927
                                              ========


     On July 28, 2000, the Company entered into a Separation Agreement with Steve Wood. Mr. Wood was the Vice President of Pro AV engineering, former sole shareholder of PC Video Conversion, Inc., and leader of the Company's Morgan Hill facility. On June 15, 2000, the Company closed the Morgan Hill facility. On July 28, 1998, the Company purchased from PC Video Conversion, Inc., selected assets and liabilities and, in return, issued a promissory note and entered an employment agreement with Mr. Wood. As part of the Separation agreement which terminated Mr. Wood's employment agreement, Mr. Wood remained a consultant until an upgrade to one of the Companies Pro AV products is completed. In return, Mr. Wood received a right to convert the promissory note into common stock of the Company. Under terms of the deal, the election must be made within five days following the shareholder meeting at which time the outstanding balance would be converted at a price of ninety-three percent (93%) of the average closing price of the Company common stock on the five trading days prior to the conversion date, up to a maximum of 500,000 shares of common stock.


9.   COMMON STOCK TRANSACTIONS

     On January 18, 2000, the Company received gross proceeds of $990,000 from the issuance of 330,000 shares of common stock resulting from the exercise of common stock warrants issued pursuant to a private placement with an unaffiliated investor on September 10, 1997.

     On February 22, 1999, the Company issued warrants to purchase 30,000 shares of common stock as partial compensation to an unaffiliated investor relations firm. The warrants are exercisable until February 22, 2002 at an exercise price of $1.063 per share. These warrants were exercised on February 23, 2000 (15,000 shares) and March 2, 2000 (15,000 shares).

     During the quarter ended June 30, 2000, the Company issued at various times, 11,667 shares of common stock resulting from other exercises of options and warrants, receiving cash of approximately $12,700. Additional Paid-in Capital of 1,282,584 ($1,270,000 for the private placement and $12,584 from the exercise of stock options and warrants) for the quarter is net of $216,000 of related legal expenses.

     On June 9, 2000, the Company entered into a financing agreement resulting in $1,500,000 in gross proceeds from the sale of 1,400,000 shares of common stock and the issuance of a warrant to purchase an additional 140,000 shares of common stock in a private placement, to an unaffiliated accredited investor. The warrant is exercisable until June 30, 2005 at a per-share exercise price of $1.625. In addition, Union Atlantic received a warrant to purchase 45,000 shares of common stock as compensation for brokering the private placement. The warrant is exercisable until June 30, 2005 at a per-share exercise price of $1.625. The Company intends to file a registration statement under the Securities Act of 1933 for the shares issued in connection with this transaction and for those to be issued upon exercise of the warrants. The Company received proceeds from this transaction on June 9, 2000. The fees and expenses associated with this offering was $216,000 yielding net proceeds of $1,284,000.

     For the six-month period ended June 30, 2000, the Company issued at various times, 403,668 shares of common stock resulting from other exercises of options and warrants, receiving cash of approximately $1,068,862. Additional Paid-in Capital of 2,334,825 ($1,270,000 for the private placement and $1,064,825 from the exercise of stock options and warrants) for this period is net of $245,440 of related legal expenses.

     On July 28, 2000, the Company entered into an equity line of credit agreement with Euston Investments Holdings Limited, a British Virgin Islands Corporation for the future issuance and purchase of shares of our common stock. The equity line of credit agreement establishes what is sometimes termed an equity drawdown facility.

     In general, the investor, Euston Investments, has committed to provide the Company up to $5 million as the Company requests it over a 24 month period, in return for common stock the Company issues to Euston Investments. The number of shares issued to Euston Investments in return for that money is determined by dividing the contracted price per share into the amount of money requested by the Company. The per share dollar amount Euston Investments is 10% less than the average closing bid price of our common stock during a valuation period. A "valuation period" is defined as the period of fifteen trading days beginning seven trading days immediately before the Trading Day on which a drawdown is requested and ending seven trading days immediately after such date. We will receive the amount of the drawdown less an escrow agent fee of $750 and 7% placement fee payable to the placement agent, Union Atlantic, LC, which introduced Euston Investments to the Company. The aggregate total of all draws cannot exceed $5 million. We are under no obligation to request a draw for any period. In lieu of providing Euston Investments with a minimum aggregate drawdown commitment, we have issued to Euston Investments a stock purchase warrant to purchase 250,000 shares of our common stock with an exercise price of $1.625. The warrant expires June 12, 2005.

     On May 1, 2000, the Board of Directors approved by unanimous written consent, an increase in the authorized shares of common stock to 43,000,000 shares.

     On May 1, 2000, the Board of Directors approved by unanimous written consent, the establishment of the 2000 Non-Qualified Stock Option Plan, subject to stockholder approval. In addition, the Board authorized 3,000,000 shares to be reserved for the 2000 Plan. On May 5, 2000, the Company granted 2,473,375 Stock Options under the 2000 Plan.


10.   SEPARATION AGREEMENTS AND CONSULTING AGREEMENTS

     On May 1, 2000, the Company entered into a Separation Agreement with Thomas L.Massie, President and CEO, whereby the Company and Mr. Massie agreed to sever Mr.Massie's employment relationship effective April 30, 2000.

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


11.  LITIGATION

     As noted in PART II-OTHER INFORMATION, ITEM 1., LEGAL PROCEEDINGS, the Company has disclosed certain legal proceedings. The class action suits included therein are in their early stages and it is not yet possible to estimate an outcome. In the CRA case, a verdict was returned in May 2000 requiring Focus to pay a judgement of approximately $1.8m. Since mediation is scheduled for late August, it is not possible at this time to estimate the final amount that will ultimately be paid. In the event that mediation is unsuccessful, Focus intends to contest the verdict through an appeal. It is common practice that the Court will withhold its judgement until completion of mediation.

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

     The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-QSB which are not historical facts constitute forward looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Each forward-looking statement should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1, of this Quarterly Report and with the information contained in Item 2, including, but not limited to, "Certain Factors That May Affect Future Results" contained herein, together with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1999, including, but not limited to, the section therein entitled "Certain Factors That May Affect Future Results."

     In its quarterly financial statements for the year 2000, the Company is providing a reserve for estimated sales returns based on the estimated sales value of the sales returns rather than only a gross margin reserve. The second and third quarters of 1999 have been restated to reflect this change to be consistent with the financial statement presentation in 2000. The financial statement accounts for Q2 and Q3 of 1999 that have been changed to reflect these changes for comparative purposes are Revenue, Cost, Accounts Receivable and Inventory.

     Historically, the company provided a gross margin reserve for estimated sales returns each quarter. In connection with its review of the impact of SAB 101, the Company found that certain transactions that were recorded as sales in the second and third quarters of 1999 should not have been recorded as sales. As a result, the company has restated the financial statements of the aforementioned quarters to correct the amount of revenue previously reported in those quarters.

RESULTS OF OPERATIONS

              Three-Month Period Ended June 30, 2000 As Compared
                With The Three-Month Period Ended June 30, 1999

Net Revenues

     Net revenues for the three-month period ended June 30, 2000 ("Q2 00") were $4,399,974 as compared with $4,077,304 for the three-month period ended June 30, 1999 ("Q2 99"), an increase of $322,670 or 8%. The increase in sales is primarily attributed to OEM/Licensing and Professional Product customers. Specifically, net revenues in Q2 00 to OEM/Licensing customers increased 81% to $1,145,000 in Q2 00 from $631,000 in Q2 99. Net Revenues in Q2 00 to
Professional Product customers increased 42% to $868,000 from $611,000 in Q2 99. The increases in net revenues were offset by a decrease in the consumer video conversion product line of 16% to $2,386,000 in Q2 00 from $2,835,000 in Q2 99. As referenced herein, a restatement of Q2 99 financial information resulted in a $363,000 reduction to net revenues for 1999 comparative purposes.

Sales Backlog

     As of June 30, 2000, the Company had a sales order backlog of approximately $510,000.

Cost of Goods Sold

     Cost of goods sold were $3,334,953 or 76% of net revenues, for the three-month period ended June 30, 2000, as compared with $2,128,033 or 52% of net revenues, for the three-month period ended June 30, 1999, an increase in absolute dollars of $1,206,920 or 55%. The Company's gross profit margins for Q2 00 and Q2 99 were 24% and 48%, respectively. The decrease in Q2 00 gross margin is primarily due to a $603,000 writedown of inventory as a result of a physical inventory taken at the end of Q2 00. The Company also provided for additional reserves of $207,000 for liquidation of the InVideo Conferencing product line, the repair of returned products, and potential inventory obsolescence in Q2 00. compared to $0 in Q2 99. Additionally, the Company is selling slow moving inventory at cost, which has generated $400,000 in cash but has eroded margins on the remainder of the consumer product line. As referenced herein, a restatement of Q2 99 financial information resulted in a $363,000 decrease to cost of goods sold for 1999 comparative purposes.

Sales, Marketing and Support Expenses

     Sales, marketing and support expenses were $959,067 or 22% of net revenues, for the three-month period ended June 30, 2000, as compared with $996,789 or 24% of net revenues, for the three-month period ended June 30, 1999, a decrease of $37,722.

General and Administrative Expenses

     General and administrative expenses for the three-month period ended June 30, 2000 were $706,465 or 16% of net revenues, as compared with $427,228 or 10% of net revenues for the three-month period ended June 30, 1999, an increase of $279,237 or 65%. The increase in absolute dollars is due primarily to increases in payroll (approximately $68,000), accounts receivable reserves (approximately $73,000), consulting fees (approximately $66,000), investor relations (approximately $28,000) and banking fees (approximately $24,000).

Research and Development Expenses

     Research and development expenses for the three-month period ended June 30, 2000 were $285,359, or 6% of net revenues, as compared to $270,325, or 7% of net revenues, for three-month period ended June 30, 1999, an increase of $15,034 or 6%.

Interest Expense, Net

     Net interest expense for the three-month period ended June 30, 2000 was $34,312, or 1% of net revenues, as compared to $145,496, or 4% of Net revenues, for the three-month period ended June 30, 1999, a decrease of $111,184, or 76%. The decrease is primarily attributable to decreases in interest paying obligations for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999.

Other Income

     Other Income for the three-month period ended June 30, 2000 was $43,211 as compared to $79,115, for the three-month period ended June 30, 1999, a decrease of $35,904.

Net Loss

     For the quarter ended June 30, 2000, the Company reported a net loss of ($1,112,178), or ($0.04) per share, as compared to net income of $54,692, or $0.00 per share, for the quarter ended June 30, 1999. The net loss is primarily due to the physical inventory adjustment and increased inventory reserves.


RESULTS OF OPERATIONS

              Six-Month Period Ended June 30, 2000 As Compared
                With The Six-Month Period Ended June 30, 1999

Net Revenues

     Net revenues for the six-month period ended June 30, 2000 ("Q2 00") were $8,014,244 as compared with $9,144,383 for the six-month period ended June 30, 1999 ("Q2 99"), a decrease of $1,130,139 or 12%. The decrease in sales is primarily attributed to the discontinuation of sales to certain resellers of the Company's consumer video conversion product line. Net sales to consumer video conversion customers through Q2 00 were $4,793,000, compared to $6,801,000 for the same period in 1999. These sales decreased 30% or $2,008,000. The decrease was offset by an increase in sales to the OEM/Licensing and Professional Product customers. Specifically, net revenues through Q2 00 to the Company's OEM/Licensing customers increased 28% to $1,676,000 from $1,308,000 for the same period in 1999. Net Revenues through Q2 00 to Professional Product customers increased 49% to $1,544,000 from $1,035,000 through Q2 99.

Cost of Goods Sold

     Cost of goods sold were $5,664,585 or 71% of net revenues, for the six-month period ended June 30, 2000, as compared with $5,065,167 or 55% of net revenues, for the six-month period ended June 30, 1999, an increase in absolute dollars of $599,418 or 12%. The Company's gross profit margins through Q2 00 and Q2 99 were 29% and 45%, respectively. The decrease in gross margins is due principally to a $603,000 writedown of inventory as a result of a physical inventory taken at the end of Q2 00.

Sales, Marketing and Support Expenses

     Sales, marketing and support expenses were $1,986,844 or 25% of net revenues, for the six-month period ended June 30, 2000, as compared with $2,020,484 or 22% of net revenues, for the six-month period ended June 30, 1999, a decrease of $33,640.

General and Administrative Expenses

     General and administrative expenses for the six-month period ended June 30, 2000 were $1,853,639 or 23% of net revenues, as compared with $781,170 or 9% of net revenues for the six-month period ended June 30, 1999, an increase of $1,072,469 or 137%. The increase in absolute dollars is due primarily to increases in accounting fees (approximately $302,000) and legal fees (approximately $292,000) in conjunction with the completion of the 1999 annual audit and review of accounting practices and the special investigation conducted by the Board of Directors with respect to the financial controls of the Company, combined with increases in payroll (approximately $122,000), accounts receivable reserves (approximately $118,000), consulting fees (approximately $97,000), investor relations (approximately $48,000) and banking fees (approximately $24,000).

Research and Development Expenses

     Research and development expenses for the six-month period ended June 30, 2000 were $545,187, or 7% of net revenues, as compared to $762,806, or 7% of net revenues, for six-month period ended June 30, 1999, a decrease of $217,619 or 29%.

Interest Expense, Net

     Net interest expense for the six-month period ended June 30, 2000 was $54,078, or 1% of net revenues, as compared to $166,861, or 2% of net revenues, for the six-month period ended June 30, 1999, a decrease of $112,783, or 68%. The decrease is primarily attributable to decreases in interest paying obligations for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999.

Other Income

     Other Income for the six-month period ended June 30, 2000 was $53,611 as compared to $83,013, for the six-month period ended June 30, 1999, a decrease of $29,402.

Net Loss

     For the six-month period ended June 30, 2000, the Company reported a net loss of ($2,691,549), or ($0.11) per share, as compared to net income of $157,682, or $0.01 per share, for the six-month period ended June 30, 1999. The net loss is primarily due to the physical inventory variance of consigned goods, increased inventory reserves, discontinuation of sales to certain resellers, one-time restructuring expenses for the closure of the Morgan Hill, CA operation and significant non-recurring accounting and legal fees pursuant to the 1999 annual audit and related review of accounting practices and the special investigation of the Board of Directors.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided for (used in) operating activities for the six-month periods ended June 30, 2000 and 1999 was ($2,377,767) and $95,012, respectively. In the year 2000 period, net cash used in operating activities consisted primarily of increases in inventory of $281,064, prepaid expenses and other assets of $82,805,and accounts receivable of $3,518, a decrease in accrued liabilities of $59,075 and a net loss of $2,691,549. This was offset by an increase in accounts payable of $123,960 and depreciation and amortization (non-cash charge) of $450,673. As of June 30, 2000 and 1999, accounts receivable from a major distributor represented approximately 26% and 35%, respectively of total accounts receivable. In Q2 00, the Company continued to record provisions for potential future uncollectable accounts and maintained reserves for potential product returns.

     In the six months ended June 30, 1999, net cash used in operations consisted primarily of an increase in accounts receivable of $498,993 and prepaid expense of $60,483 and a decrease in accrued liabilities of $1,162,850. This was offset by a decrease in inventory of $1,326,414, an increase in accounts payable of 148,447, depreciation and amortization (non-cash charge) of $273,226, and net income of $157,682.

     Net cash used in investing activities for the six-month periods ended June 30, 2000 and June 30,1999 was ($1,303,917) and ($1,129,167) respectively. In
2000 and 1999 period, cash used in investing activities was principally for the purchase of property and equipment and capitalized software development costs. Additionally, Standby Letters of Credit are currently utilized to establish credit facilities for a manufacturer of the companies products.

     Net cash provided by (used in) financing activities for the six-month periods ended June 30, 2000 and 1999 was $1,029,089 and ($57,096), respectively. In the 2000 period, the Company received $2,352,862 in net proceeds from the exercise of common stock options and warrants and from private offerings. The Company's financing proceeds were offset by payments on notes payable and capital lease obligations. In the same period in 1999, the Company received $539,103 in net proceeds from private offerings of common stock, and $611,847 in net proceeds from the factoring of accounts receivable. The Company's financing proceeds were offset by payments on notes payable, accounts receivable financing and capital lease obligations.

     As of June 30, 2000, the Company had working capital of $4,711,729, as compared to $5,632,771 at December 31, 1999, a decrease of $921,042. The Company's cash position at June 30, 2000 was $1,083,921, a decrease of $2,883,239 over cash and equivalents at December 31, 1999. As noted herein, the Company has disclosed a potential judgement or settlement with CRA Associates that will have an impact on the cash balance of the Company. Please reference the following disclosure under PART II - OTHER INFORMATION, ITEM 1., LEGAL PROCEEDINGS.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     The FASB issued a proposed interpretive release, Stock Compensation-Interpretation of APB Opinion 25 ("Interpretation"). The Interpretation will provide accounting guidance on several issues that are not specifically addressed in Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees. Of the many questions addressed in the Interpretation, the most significant is the clarification of the definition of the term "employee" for the purposes of applying the opinion and the accounting for options that have been repriced.

The Interpretation is generally effective beginning July 1, 2000. The Interpretation applies prospectively at the date for repricings that occurs after December 15, 1998. It also applies prospectively on July 1, 2000 to new awards granted after December 15, 1998 for purposes of applying the definition of "employee".

In December 1999, the Securities and Exchange Commission (the "Commission") published Staff Accounting Bulleting ("SAB") No. 101, "Revenue Recognition", which provides guidance for applying generally accepted accounting principles to revenue recognition in financial statements filed with the Commission, including income statement presentation and disclosure. As originally issued SAB 101 was to be applied no later than the first quarter of the fiscal year beginning after December 15, 1999. However, the Commission has delayed the effective date of the SAB for companies with fiscal years beginning between December 16, 1999 and March 15, 2000. For such entities, the mandatory implementation date may now be no later than the fourth quarter of the fiscal year beginning after December 15, 1999.

The company is in the process of reviewing and continuing its evaluation of the pronouncements detailed above to determine the potential impact on the financial statements of the company.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-KSB/A which are not historical facts (including, but not limited to, statements concerning international revenues, anticipated operating expense levels and such expense levels relative to the Company's total revenues) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the availability of capital to fund the Company's future cash needs, reliance on major customers, history of operating losses, limited availability of capital under credit arrangements with lenders, market acceptance of the Company's products, technological obsolescence, competition, component supply problems and protection of proprietary information, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     The Company and certain of it's Officers and Directors have been named as defendants in two alleged class-actions pending in United States District Court for the District of Massachusetts, on or about November 9, 1999, on behalf of Frank E. Ridel and other currently-unnamed person(s) who are alleged to have purchased shares of our common stock from July 17, 1997 to February 19, 1999. Consolidated amended complaints have been filed in each alleged class action. The first complaint alleges a claim of shareholders who purchased Focus shares during the July 17,1997 to February, 1999 period. The second complaint alleges a class of shareholders who purchased shares between November 15, 1999 and March 1, 2000. The first complaint was initially filed in November of 1999: The second complaint was initially filed in March of 2000. Both complaints purport to allege violations of the federal securities laws.

     The Company was named as a defendant in a lawsuit filed in U.S. District Court for the District of Texas, on or about November 1, 1999, by CRA Associates, Inc. The complaint alleged that the company breached a contract, committed fraud, and engaged in misrepresentation and deceptive trade practices. In May, a verdict was returned against Focus which require Focus to pay to CRA approximately $1.8m. Subsequent filed motions are seeking to increase this amount by adding pre- and post-judgement interest, as well as attorney's fees. The Company has since filed post-judgement motions and both parties have agreed to mediation, which will occur in late August. It is our expectation that the court will refrain from rendering judgement on the verdict pending completion of mediation. In the event that mediation is unsuccessful and judgement is against Focus, then the Company intends to contest the verdict through an appeal.

From time to time, the Company is party to certain other claims and legal proceedings that arise in the ordinary course of business of which, in the opinion of management, has a material adverse effect on the Company's financial position or results of operation.

ITEM 2.   CHANGES IN SECURITIES

     On June 9, 2000, the Company entered into a financing agreement resulting in $1,500,000 in gross proceeds from the sale of 1,400,000 shares of common stock and the issuance of a warrant to purchase an additional 140,000 shares of common stock in a private placement, to an unaffiliated accredited investor. The warrant is exercisable until June 30, 2005 at a per-share exercise price of $1.625. In addition, Union Atlantic received a warrant to purchase 45,000 shares of common stock as compensation for brokering the private placement. The warrant is exercisable until June 30, 2005 at a per-share exercise price of $1.625. The Company intends to file a registration statement under the Securities Act of 1933 for the shares issued in connection with this transaction and for those to be issued upon exercise of the warrants. The Company received proceeds from this transaction on June 9, 2000. The fees and expenses associated with this offering was $216,000 yielding net proceeds of $1,284,000.

     No person acted as an underwriter with respect to this transaction. The Company relied on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), for the exemption from the registration requirements of the Securities Act, since no public offering was involved.

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

   10.4   Separation Agreement dated May 1, 2000 between the Company and Thomas
          L. Massie
   10.5   Separation Agreement dated April 30, 2000 between the Company and Gary
          M. Cebula
   10.6   Separation Agreement dated July 10, 2000 between the Company and
          J. Stephen Wood
   10.7 Consulting Agreement dated July 10, 2000 between the Company and Red & White Enterprises, Inc.
   10.8 Private Equity Line of Credit Agreement dated July 28, 2000 between the Company and Euston Investments Holdings Limited
   10.9 Registration Rights Agreement dated June 9, 2000 between the investor and the Company
   10.10 Registration Rights Agreement dated July 28, 2000 between Euston Investments Holdings Limited and the Company
   10.11  Common Stock Warrant and Purchase Agreement dated June 9, 2000
   11.    Statement Re: Computation of Per Share Earnings
   27.    Financial data schedule

b. Reports on Form 8-K

     The Company on March 2, 2000 filed a Form 8-K related to the period ending December 31, 1999.

     The Company did not file any reports on Form 8-K during the quarters ended March 31 and June 30, 2000.




                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            FOCUS ENHANCEMENTS, INC.




       August 21, 2000         By:   /s/  Brett A. Moyer
                                 ----------------------
                                 Brett A. Moyer
                                 Executive Vice President
                                 & Chief Operating Officer


       August 21, 2000         By:   /s/  Richard A. Nardella
                                 ---------------------------
                                 Richard A. Nardella
                                 Principal Accounting Officer