Form 10QSB
period 2000-09-30
FOCUS ENHANCEMENTS INC
filed 2000-11-14
CIK 884719

                                   FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2000

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

As of September 30, 2000, there were outstanding 25,900,203 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE.

                            FOCUS ENHANCEMENTS, INC.
                                   FORM 10-QSB

                                QUARTERLY REPORT
                               September 30, 2000

                                TABLE OF CONTENTS

                                                                       PAGE

FACING PAGE                                                              1
TABLE OF CONTENTS                                                        2

PART I.  FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements:

   Consolidated Balance Sheets at September 30, 2000
   and December 31, 1999                                                 3

   Consolidated Statements of Operations
   for the Three Months Ended September 30, 2000
   and 1999                                                              4

   Consolidated Statements of Operations                                 5
   for the Nine Months Ended September 30, 2000
   and 1999

   Statement of Changes in Equity for the Nine
   Months Ended September 30, 2000                                       6

   Consolidated Statements of Cash Flows
   for the Nine Months Ended September 30, 2000
   and 1999                                                              6

 Notes to Consolidated Financial Statements                           7-10

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         11-16

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings                                               17
ITEM 2. Changes in Securities                                           17
ITEM 3. Defaults Upon Senior Securities                                 17
ITEM 4. Submission of Matters to a Vote of Security Holders             17
ITEM 5. Other Information                                               17
ITEM 6. Exhibits and Reports on Form 8-K                                18

SIGNATURES                                                              20

                            FOCUS ENHANCEMENTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                    September 30,  December 31,
                                                        2000           1999
                                                    ------------   ------------

                              ASSETS
Current Assets:
 Cash and cash equivalents                          $  1,285,610   $  3,736,517
 Certificate of deposit                                1,280,635        534,091
 Accounts receivable, net of
  allowances of $417,860 and
  $1,402,176 at September 30, 2000 and
  December 31, 1999, respectively                      2,801,828      2,913,005
 Inventories                                           1,983,662      3,588,702
 Prepaid expenses and other current assets               340,474        240,732
                                                    ------------   ------------
  Total current assets                                 7,692,209     11,013,047

 Property and equipment, net                             781,342        968,594
 Capitalized software development costs                3,147,890      2,122,450
 Other assets, net                                       293,980        287,116
 Goodwill, net                                           483,944        624,277
                                                    ------------   ------------
  Total assets                                      $ 12,399,365   $ 15,015,484
                                                    ============   ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable                                      $         --   $  1,006,258
 Obligations under capital leases                         46,337        129,451
 Current portion of long-term debt                       317,367        312,556
 Accounts payable                                      2,767,497      3,413,285
 Accrued liabilities                                     463,136        518,726
 Accrued legal judgement expense                       2,147,722             --
                                                    ------------   ------------
  Total current liabilities                            5,742,059      5,380,276

 Obligations under capital leases                        190,469        202,002
  Long-term debt, net of current portion                  63,560        226,041
                                                    ------------   ------------
  Total liabilities                                    5,996,088      5,808,319
                                                    ------------   ------------

Stockholders' equity
 Preferred stock, $.01 par value; 3,000,000 shares
  authorized; none issued                                     --             --
 Common stock, $.01 par value;
  30,000,000 shares authorized,
  26,350,203 and 24,504,203 shares
  issued at September 30, 2000 and December 31,
  1999, respectively                                     263,502        245,042
 Additional paid-in capital                           48,726,937     46,340,891
 Accumulated deficit                                 (41,887,032)   (36,678,638)
 Treasury stock at cost, 450,000 shares                 (700,130)      (700,130)
                                                    ------------   ------------
  Total stockholders' equity                           6,403,277      9,207,165
                                                    ------------   ------------
  Total liabilities and stockholders' equity        $ 12,399,365   $ 15,015,484
                                                    ============   ============

See accompanying notes to Unaudited Consolidated Financial Statements

                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                   Three Months Ended
                                               September 30, September 30,
                                                    2000          1999
                                                -----------   -----------

Net sales                                       $ 4,116,181   $ 2,998,031
Licensing fees                                           --       200,000
                                                -----------   -----------
Net revenues                                    $ 4,116,180   $ 3,198,031

Cost of goods sold                                2,714,705     1,257,490
                                                -----------   -----------

 Gross profit                                     1,401,476     1,940,541
                                                -----------   -----------

Operating expenses:

 Sales, marketing and support                       760,721       886,620
 General and administrative                         523,779       387,942
 Research and development                           212,757       305,762
 Depreciation and amortization expense              282,753       144,638
                                                -----------   -----------
  Total operating expenses                        1,780,010     1,724,962
                                                -----------   -----------

(Loss)Income from operations                       (378,534)      215,579

Interest expense, net                                (3,628)     (156,890)
Other income, net                                    13,038        82,670
Legal judgement Expense (CRA)                    (2,147,722)           --
                                                -----------   -----------

(Loss)Income before income taxes                 (2,516,846)      141,359

Income tax expense                                       --            --
                                                -----------   -----------

Net (Loss)Income                                $(2,516,846)  $   141,359
                                                ===========   ===========

Net (Loss)Income per common share
  Basic                                         $     (0.10)  $      0.01
                                                ===========   ===========
  Diluted                                       $     (0.10)  $      0.01
                                                ===========   ===========

Weighted average common shares outstanding
  Basic                                          25,863,036    19,061,111
                                                ===========   ===========
  Diluted                                        25,863,036    19,389,684
                                                ===========   ===========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                   Nine Months Ended
                                              September 30,   September 30,
                                                   2000           1999
                                              -------------   -------------

Net sales                                      $12,130,425    $12,142,413
Licensing fees                                          --        200,000
                                               -----------    -----------
Net revenues                                   $12,130,425    $12,342,413

Cost of goods sold                               8,379,290      6,322,656
                                               -----------    -----------

 Gross profit                                    3,751,135      6,019,757
                                               -----------    -----------

Operating expenses:

 Sales, marketing and support                    2,747,566      2,907,104
 General and administrative                      2,377,417      1,169,112
 Research and development                          757,943      1,068,568
 Depreciation and amortization expense             733,426        417,864
 Restructuring expense                             202,252             --
                                               -----------    -----------
  Total operating expenses                       6,818,604      5,562,648
                                               -----------    -----------

(Loss)Income from operations                    (3,067,469)       457,109

Interest expense, net                              (57,706)      (323,751)
Other income, net                                   66,649        165,683
Legal judgement expense (CRA)                   (2,147,722)            --
                                               -----------    -----------

(Loss)Income before income taxes                (5,206,248)       299,041

Income tax expense                                  (2,146)            --
                                               -----------    -----------
Net(Loss)Income                                $(5,208,394)   $   299,041
                                               ===========    ===========

Net (Loss)Income per common share
  Basic                                        $     (0.21)   $      0.02
                                               ===========    ===========
  Diluted                                      $     (0.21)   $      0.02
                                               ===========    ===========

Weighted average common shares outstanding
  Basic                                         25,003,382     18,210,783
                                               ===========    ===========
  Diluted                                       25,003,382     18,673,763
                                               ===========    ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            FOCUS ENHANCEMENTS, INC.
                         STATEMENT OF CHANGES IN EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)




                                        Common Stock                                                       Total
                                    --------------------     Additional     Accumulated     Treasury    Stockholders'
                                    Shares        Amount   Paid-in Capital    Deficit        Stock         Equity
                                    ------        ------   ---------------  -----------      -------    -------------

Balance at December 31, 1999      24,504,203   $   245,042    $46,340,891   $(36,678,638)   $(700,130)   $9,207,165

Issuance of common stock             446,000         4,460      1,116,046                                 1,120,506
 upon exercise of stock
 options and warrants

Issuance of common stock           1,400,000        14,000      1,270,000                                 1,284,000
 from private offerings,
 net of issuance cost of
 $216,000

Net loss                          (5,208,394)                                 (5,208,394)

Balance at September 30, 2000     26,350,203   $   263,502    $48,726,937   $(41,887,032)   $(700,130)   $6,403,277
                                  ==========   ===========   ============  =============   ==========   ===========

See accompanying notes to Unaudited Financial Statements



                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 Nine Months Ended
                                                                            September 30,   September 30,
                                                                                 2000            1999
                                                                            -------------   -------------
Cash flows from operating activities:
 Net Loss                                                                    $(5,208,394)    $   299,041

 Adjustments to reconcile net income to net cash
  used in operating activities:
  Depreciation and amortization                                                  733,426         417,864
  Deferred Income                                                                      0         (84,212)
  Amortization of discount on note payable                                         5,563           5,563
  Increase in accrued interest on notes receivable,
  common stock                                                                        0          (10,547)
  Changes in operating assets and liabilities, net
   of the effects of acquisition:
   (Increase) decrease in accounts receivable                                    111,177        (957,528)
   Decrease in securities available for sale                                          --         248,983
   Decrease (increase) in inventories                                          1,605,040       2,433,675
   Decrease (increase) in prepaid expenses and other assets                   (1,132,034)     (1,356,551)
   (Decrease) increase in accounts payable                                      (551,530)       (254,510)
   (Decrease) increase in accrued liabilities                                  2,092,132      (1,416,474)
                                                                             -----------     -----------
  Net cash used (Provided)in operating activities                             (2,305,183)       (674,696)
                                                                             -----------     -----------

Cash flows from investing activities:
 Decrease (increase) in certificates of deposit                                 (746,544)        113,067
 Purchase of property and equipment                                             (405,851)       (484,026)
                                                                             -----------     -----------
  Net cash used in investing activities                                       (1,152,395)       (370,959)
                                                                             -----------     -----------

Cash flows from financing activities:
 Payments on notes payable                                                    (1,100,517)     (1,447,057)
 Payments under capital lease obligations                                       (252,318)        (73,963)
 Payments on long-term debt                                             .             --        (209,733)
 Net proceeds from accounts receivable factoring                                      --         451,730
 Net proceeds from private offerings of common stock                           1,284,000       1,784,588
 Net proceeds from exercise of common stock options and warrants               1,120,506         163,756
                                                                             -----------     -----------
  Net cash provided by financing activities                                    1,051,672         669,321
                                                                             -----------     -----------

Net increase in cash and cash equivalents                                     (2,450,907)       (376,334)

Cash and cash equivalents at beginning of period                               3,736,517       1,128,380
                                                                             -----------     -----------

Cash and cash equivalents at end of period                                   $ 1,285,610     $   752,046
                                                                             ===========     ===========

Supplemental Cash Flow Information:

  Interest paid                                                              $    54,078     $   364,091
  Income taxes paid

                            FOCUS ENHANCEMENTS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The consolidated financial statements of FOCUS Enhancements, Inc. ("the Company") as of September 30, 2000 and for the three and nine-month periods ended September 30, 2000 and 1999 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1999.

     In the opinion of management, the consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of the interim periods. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for any future period.

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

2. RESTATEMENT

     Historically, the company provided a gross margin reserve for estimated sales returns each quarter. In connection with its review of the impact of SAB 101, the Company found that certain transactions that were recorded as sales in the second and third quarters of 1999 should not have been recorded as sales. As a result, the company has restated the financial statements of the aforementioned quarters to correct the amount of revenue previously reported in those quarters. This was announced in the June 30,2000 10QSB filed August 21,2000.

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

     In addition, in its quarterly financial statements for the year 2000, the Company is providing a reserve for estimated sales returns based on the estimated sales value of the sales returns rather than a gross margin reserve. to be consistent with the quarterly financial statement presentation in 2000.

    The items in the financial statements that are affected by the restatement are as follows:

                                             (In Thousands)
                                 6/30/99       6/30/99     9/30/99     9/30/99
                                Previously        As      Previously     As
                                 Reported      Restated    Reported    Restated

 INCOME STATEMENT
------------------------------------------------------------------------------
   Revenue                      $  4,440       $  4,077    $  4,106   $  3,198
   Cost of Goods Sold              2,491          2,128       2,165      1,257
   Net Income                         55             55         141        141

 BALANCE SHEET
------------------------------------------------------------------------------
   Accounts Receivable          $  3,513       $  3,296    $  3,511   $  2,996
   Inventory                       4,406          4,622       3,515      4,030
   Current Assets                  8,359          8,359       8,325      8,325


The Company is in the process of amending the Form 10QSB for each of these quarters to reflect this restatement

3.   NET INCOME PER SHARE

     In February 1997, FASB issued SFAS No. 128, "Earnings per Share" which requires earnings per share to be calculated on a basic and dilutive basis. Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants, and are determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment to income as a result of the conversion. For the nine months ended September 30, 2000 and 1999, options and warrants applicable to 2,054,069 shares and 4,261,221 shares, respectively were anti-dilutive and excluded from the diluted earnings per share computation.

4.   INCOME TAXES

     The Company has utilized its net operating loss carryforwards in estimating its provision for income taxes in the nine-month period ended September 30, 2000 and 1999.


5.   INVENTORIES

     Inventories consist of the following:

                                  September 30,2000     December 31,1999
                                  -----------------     ----------------
Finished goods                       $  782,850            $2,377,709
Work In Process                      $   19,067            $  171,637
Raw Materials                        $1,181,745            $1,039,356
                                     ----------            ----------
                                     $1,983,662            $3,588,702
                                     ==========            ==========

6.   LONG TERM DEBT

     On July 29, 1998, the Company issued a $1,000,000 note payable to a related party in conjunction with the acquisition of PC Video providing for the payment of principal and interest at 3.5 % over a period of 36 months. The Company computed a discount of $89,915 on this note based on its incremental borrowing rate. Maturities of long-term debt at September 30, 2000 are as follows:

           Year Ended 12/31/00         $317,367
           Year Ended 12/31/01           63,560
                                       --------
               Total                   $380,927

     On July 28, 2000, the Company entered into a Separation Agreement with Steve Wood. Mr. Wood was the Vice President of Pro AV engineering, former sole shareholder of PC Video Conversion, Inc., and leader of the Company's Morgan Hill facility. On June 15, 2000, the Company closed the Morgan Hill facility. On July 28, 1998, the Company purchased from PC Video Conversion, Inc., selected assets and liabilities and, in return, issued a promissory note and entered an employment agreement with Mr. Wood. As part of the Separation agreement which terminated Mr. Wood's employment agreement, Mr. Wood remained a consultant until an upgrade to one of the Companies Pro AV products is completed. In return, Mr. Wood received a right to convert the promissory note into common stock of the Company. Under terms of the Agreement, the election must be made within five days following the shareholder meeting at which time the outstanding balance would be converted at a price of ninety-three percent (93%) of the average closing price of the Company common stock on the five trading days prior to the conversion date, up to a maximum of 500,000 shares of common stock.

7.   COMMON STOCK TRANSACTIONS

     On January 18, 2000, the Company received gross proceeds of $990,000 from the issuance of 330,000 shares of common stock resulting from the exercise of common stock warrants issued pursuant to a private placement with an unaffiliated investor.

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

     On July 28, 2000, the Company entered into an equity line of credit agreement with Euston Investments Holdings Limited, a British Virgin Islands Corporation, for the future issuance and purchase of shares of our common stock. The equity line of credit agreement establishes what is sometimes termed an equity drawdown facility.

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

     During the quarter ended September 30, 2000, the Company issued at various times, 42,332 shares of common stock resulting from exercises of options and warrants, receiving cash of approximately $423, and additional Paid-in Capital of $51,222.

     For the nine month period ended September 30, 2000, the Company issued at various times, 446,000 shares of common stock resulting from exercises of options and warrants, receiving cash of approximately $1,120,507. Additional Paid-in Capital of 2,386,047($1,270,000 for the private placement and $1,116,047 from the exercise of stock options and warrants) for this period is net of $245,440 of related legal expenses.

8. SEPARATION AGREEMENTS AND CONSULTING AGREEMENTS

     On September 6,2000, Mr. Chris Ricci resigned from his position as Senior Vice President, General Counsel and Secretary. Mr. Ricci's employment agreement was terminated on that date and replaced with a new agreement providing for his employment by Focus as a part-time consultant terminating April 30, 2001, unless sooner terminated by both parties. The part-time consulting agreement provides that Mr. Ricci shall continue to hold all of the stock options previously granted to him and requires the acceleration of vesting of all options held by Mr. Ricci so as to be immediately exercisable if Mr. Ricci is terminated without cause during the term of the contract.

9.  LITIGATION

     As noted in PART II-OTHER INFORMATION, ITEM 1., LEGAL PROCEEDINGS, the Company has disclosed certain legal proceedings. The class action suits included therein are in their early stages and it is not yet possible to estimate an outcome.

  CRA Litigation

     On October 10, 2000, the court rendered a judgment on the verdict in favor of CRA for actual damages, punitive damages, attorneys fees, costs and interest; the judgment totaled approximately $2,000,000. Focus intends to file an appropriate post-judgment motion requesting that this judgment be reduced significantly, and will pursue an appeal to the United States Court of Appeals for the Fifth Circuit in New Orleans, Louisiana. To suspend enforcement of the judgment pending determination of its post-judgment motion and appeal, Focus is required to post a bond in the approximate amount of $2.3 million (being the approximate amount of the judgment plus 10% to cover interest and costs of CRA). On October 27, 2000, Focus submitted a bond and filed its post-judgement motion. In connection with this judgment, Focus has recorded a legal judgement expense of approximately $2,147,000 in the period ended September 30, 2000.

10. SUBSEQUENT EVENTS

     On October 26, 2000, in connection with the posting of a bond for the CRA legal judgement, Focus borrowed approximately $2.3 million and issued a secured promissory note in the principal amount of $2.3 million in favor of Carl Berg, a shareholder and director of Videonics. In the event the Focus/Videonics previously announced merger is not completed, the promissory note can be called and become payable in full upon 90-days notice from Mr. Berg, at his sole discretion. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a security interest in first priory over substantially all of the assets of Focus. In the event that the merger is not completed, there is no assurance that Mr. Berg will not seek repayment of the promissory note.

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

RESULTS OF OPERATIONS

             Three-Month Period Ended September 30, 2000 As Compared
              With The Three-Month Period Ended September 30, 1999

Net Revenues

     Net revenues for the three-month period ended September 30, 2000 ("Q3 00") were $4,116,181 as compared with $3,198,031 for the three-month period ended September 30, 1999 ("Q3 99"), an increase of $918,149 or 29%. The increase in sales is primarily attributed to OEM/Licensing and Professional Product customers. Specifically, net revenues in Q3 00 to OEM product sales increased 351% to $1,102,000 in Q3 00 from $229,000 in Q3 99. Net Revenues in Q3 00 to
Professional Product customers increased 93% to $1,111,000 from $576,000 in Q3
99. The increases in net revenues were offset by a decrease in the consumer video conversion product line of 7% to $2,539,000 in Q3 00 from $2,722,000 in Q3
99. As referenced herein, a restatement of Q3 99 financial information resulted in a $908,000 reduction to net revenues for 1999 comparative purposes.

Sales Backlog

     As of September 30, 2000, the Company had a sales order backlog of approximately $646,000.

Cost of Goods Sold

     Cost of goods sold were $2,714,705 or 65% of net revenues, for the three-month period ended September 30, 2000, as compared with $1,257,490 or 39% of net revenues, for the three-month period ended September 30, 1999, an increase in absolute dollars of $1,457,215 or 116%. The Company's gross profit margins for Q3 00 and Q3 99 were 35% and 61%, respectively. The decrease in Q3 00 gross margin is primarily due to a $908,000 decrease to cost of goods sold for 1999 comparative purposes,no licensing revenue in Q3 00 and an increase in OEM chip revenue in Q3 00.

Sales, Marketing and Support Expenses

     Sales, marketing and support expenses were $760,721 or 18% of net revenues, for the three-month period ended September 30, 2000, as compared with $886,620 or 28% of net revenues, for the three-month period ended September 30, 1999, a decrease of $125,899. This was primarily due to a diminishment of expenditures for mail order advertising and direct mail advertising.

General and Administrative Expenses

     General and administrative expenses for the three-month period ended September 30, 2000 were $523,779 or 13% of net revenues, as compared with $387,942 or 12% of net revenues for the three-month period ended September 30, 1999, an increase of $135,837 or 35%. The increase in absolute dollars is due primarily to increases in legal fees (approximately $87,000), consulting fees (approximately $73,000), and banking fees (approximately $11,000). Payroll was reduced by $44,000.

Research and Development Expenses

     Research and development expenses for the three-month period ended September 30, 2000 were $212,757, or 5% of net revenues, as compared to $305,762, or 10% of net revenues, for three-month period ended September 30, 1999, a decrease of $93,005 or 30%.

Interest Expense, Net

     Net interest expense for the three-month period ended September 30, 2000 was $3,628, or 0% of net revenues, as compared to $156,890, or 5% of net revenues, for the three-month period ended September 30, 1999, a decrease of $153,262, or 98%. The decrease is primarily attributable to decreases in interest paying obligations for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999.

Other Income

     Other Income for the three-month period ended September 30, 2000 was $13,038 as compared to $82,760, for the three-month period ended September 30, 1999, a decrease of $69,632.

Legal Judgement Expense

     On October 27, 2000, Focus submitted a bond and filed its post-judgement motion in regard to the CRA litigation. In connection with this judgment, Focus has recorded a Legal judgement expense of approximately $2,147,000 in the period ended September 30, 2000.

Net Loss

     For the quarter ended September 30, 2000, the Company reported a net loss of ($2,516,846), or ($0.10) per share, as compared to net income of $141,359, or $0.01 per share, for the quarter ended September 30, 1999. The net loss is primarily due to the physical inventory adjustment, increased inventory reserves and the recording of the CRA legal judgement expense of approximately $2,147,000.


RESULTS OF OPERATIONS

             Nine-Month Period Ended September 30, 2000 As Compared
               With The Nine-Month Period Ended September 30, 1999

Net Revenues

     Net revenues for the nine-month period ended September 30, 2000 ("Q3 00") were $12,130,425 as compared with $12,342,413 for the nine-month period ended September 30, 1999 ("Q3 99"), a decrease of $211,988 or 2%. The decrease in sales is primarily attributed to the discontinuation of sales to certain resellers of the Company's consumer video conversion product line. Net sales to consumer video conversion customers through Q3 00 were $6,117,000, compared to $9,596,000 for the same period in 1999. These sales decreased 36% or $3,478,000. The decrease was offset by an increase in sales to the OEM/Licensing and Professional Product customers. Specifically, net revenues through Q3 00 to the Company's OEM/Licensing customers increased 66% to $2,498,000 from $1,501,000 for the same period in 1999. Net Revenues through Q3 00 to Professional Product customers increased 54% to $2,410,000 from $1,568,000 through Q3 99.

Cost of Goods Sold

     Cost of goods sold were $8,379,290 or 69% of net revenues, for the nine-month period ended September 30, 2000, as compared with $6,322,656 or 51% of net revenues, for the nine-month period ended September 30, 1999, an increase in absolute dollars of $2,056,634 or 33%. The Company's gross profit margins through Q3 00 and Q3 99 were 31% and 49%, respectively. The decrease in gross margins is due principally to a $603,000 writedown of inventory as a result of a physical inventory taken at the end of Q2 00. The Company also provided for additional reserves of $207,000 for liquidation of the InVideo Conferencing product line, the repair of returned products, and potential inventory obsolescence in Q2 00. compared to $0 in Q2 99. Additionally, the Company is selling slow moving inventory at cost, which has generated $400,000 in cash but has eroded margins on the remainder of the consumer product line. In Q3 a $180,000 writedown of inventory resulting from obsolesence and an increase of marketing development funds of $25,000 occurred. As referenced herein, a restatement of Q3 99 financial information resulted in a $908,000 decrease to cost of goods sold for 1999 comparative purposes.

Sales, Marketing and Support Expenses

     Sales, marketing and support expenses were $2,747,566 or 23% of net revenues, for the nine-month period ended September 30, 2000, as compared with $2,907,104 or 24% of net revenues, for the nine-month period ended September 30, 1999, a decrease of $159,538.This decrease was due primarily to a reduction in marketing expenditures pertaining to direct mail and mail order advertising.

General and Administrative Expenses

     General and administrative expenses for the nine-month period ended September 30, 2000 were $2,377,417 or 20% of net revenues, as compared with $1,169,112 or 9% of net revenues for the nine-month period ended September 30, 1999, an increase of $1,208,305 or 103%. The increase in absolute dollars is due primarily to increases in accounting fees (approximately $302,000) and legal fees (approximately $292,000) in conjunction with the completion of the 1999 annual audit and review of accounting practices and the special investigation conducted by the Board of Directors with respect to the financial controls of the Company, combined with increases in payroll (approximately $78,000), accounts receivable reserves (approximately $118,000), consulting fees (approximately $170,000), investor relations (approximately $59,000) and banking fees (approximately $24,000).

Research and Development Expenses

     Research and development expenses for the nine-month period ended September 30, 2000 were $757,943, or 6% of net revenues, as compared to $1,068,568, or 9% of net revenues, for nine-month period ended September 30, 1999, a decrease of $310,625 or 29%.This reduction was promarily due to an increased capitalization rate during Q1 00 and Q2 00 as well as a reduction in labor expense due to a shortage of engineers in the tight northwest labor market.

Restructuring Expense

     During Q2 00 the company successfully completed the closing of its Morgan Hill facility. In conjunction with the closing and movement of materials , the company wrote off an additional $40,000 worth of materials in Q2 00.

Interest Expense, Net

     Net interest expense for the nine-month period ended September 30, 2000 was $57,706, or 1% of net revenues, as compared to $323,751, or 3% of net revenues, for the nine-month period ended September 30, 1999, a decrease of $266,045, or 82%. The decrease is primarily attributable to decreases in interest paying obligations for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999.

Other Income

     Other Income for the nine-month period ended September 30, 2000 was $57,706 as compared to $165,683, for the nine-month period ended September 30, 1999, a decrease of $99,034. This was primarily due to a decrease in cash availability for deposit purposes that would generate interest income.

Judgement Expense

     On October 27, 2000, Focus submitted a bond and filed its post-judgement motion in regard to the CRA litigation. In connection with this judgment, Focus has recorded an expense of approximately $2,147,000 in the period ended September 30, 2000.

Net Loss

     For the nine-month period ended September 30, 2000, the Company reported a net loss of ($5,208,394), or ($0.21) per share, as compared to net income of $299,041, or $0.02 per share, for the nine-month period ended September 30, 1999. The net loss is primarily due to the physical inventory variance of consigned goods, increased inventory reserves, discontinuation of sales to certain resellers, one-time restructuring expenses for the closure of the Morgan Hill, CA operation and significant non-recurring accounting and legal fees pursuant to the 1999 annual audit and related review of accounting practices and the special investigation of the Board of Directors. The CRA legal judgement accounted for $2,147,000 of the to date loss.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided for (used in) operating activities for the nine-month periods ended September 30, 2000 and 1999 was ($2,350,183) and $674,696,
respectively. In the year 2000 period, net cash used in operating activities consisted primarily of increases in prepaid expenses and other assets of $1,132,034 and a decrease in accounts payable of $551,530. This was offset by decreases in inventory of $1,658,803 and accounts receivable of $111,177 and an increase in accrued liabilities of $2,092,132 and depreciation and amortization(non-cash charge) of $733,426. As of September 30, 2000 and 1999, accounts receivable from a major distributor represented approximately 24% and 26%, respectively of total accounts receivable. In Q3 00, the Company continued to record provisions for potential future uncollectable accounts and maintained reserves for potential product returns.

     In the nine months ended September 30, 1999, net cash used in operations consisted primarily of an increase in accounts receivable of $957,528 and prepaid expense of $1,356,551 and a decrease in accrued liabilities of $1,416,474 and accounts payable of $254,510. This was offset by a decrease in inventory of $2,433,675 and securities available for sale of $248,983 and depreciation and amortization (non-cash charge) of $417,864, and net income of $299,041.

     Net cash used in investing activities for the nine-month periods ended September 30, 2000 and September 30,1999 was ($1,152,395) and ($370,959)
respectively. In 2000 and 1999 period, cash used in investing activities was principally for the purchase of property and equipment. Additionally, Standby Letters of Credit are currently utilized to establish credit facilities for a manufacturer of the companies products.

     Net cash provided by (used in) financing activities for the nine-month periods ended September 30, 2000 and 1999 was $1,051,671 and $669,321, respectively. In the 2000 period, the Company received $2,404,506 in net proceeds from the exercise of common stock options and warrants and from private offerings. The Company's financing proceeds were offset by payments on notes payable and capital lease obligations. In the same period in 1999, the Company received $1,948,344 in net proceeds from private offerings of common stock, and $451,730 in net proceeds from the factoring of accounts receivable. The Company's financing proceeds were offset by payments on notes payable, accounts receivable financing and capital lease obligations.

     As of September 30, 2000, the Company had working capital of $1,950,150, as compared to $5,632,771 at December 31, 1999, a decrease of $3,682,621. The Company's cash position at September 30, 2000 was $1,285,610, a decrease of $2,450,907 over cash and equivalents at December 31, 1999. As noted herein, the Company has disclosed a judgement in the litigation with CRA that will have a significant impact on the cash requirements of the Company. Please reference the following disclosure under PART II - OTHER INFORMATION, ITEM 1., LEGAL PROCEEDINGS.

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

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

Class Action Suits

     The Company and certain of it's Officers and Directors have been named as defendants in two alleged class-actions pending in United States District Court for the District of Massachusetts, on or about November 9, 1999, on behalf of Frank E. Ridel and other currently-unnamed person(s) who are alleged to have purchased shares of our common stock from July 17, 1997 to February 19, 1999. Consolidated amended complaints have been filed in each alleged class action. The first complaint alleges a claim of shareholders who purchased Focus shares during the July 17,1997 to February, 1999 period. The second complaint alleges a class of shareholders who purchased shares between November 15, 1999 and March 1, 2000. The first complaint was initially filed in November of 1999: The second complaint was initially filed in March of 2000. Both complaints purport to allege violations of the federal securities laws. The Defendants have moved to dismiss the amended complaint in the Ridel actions, and are in process of moving to dismiss the amended complaint in the James actions,for,inter alia failure to plead with the specificity required both by rule 9(b) of the Federal Rules of Civil Procedure, and the Private Securities Litigation Reform Act of 1995.

CRA Systems, Inc.

     In 1996 CRA Systems, Inc., a Texas corporation, and Focus entered into an agreement, the terms and nature of which were subsequently disputed by the parties. Focus contended the transaction was simply a sale of inventory for which Focus was never paid. CRA contended otherwise. CRA brought suit against Focus for breach of contract contending that Focus grossly exaggerated the demand for the product, and the margin of profit which was available to CRA regarding this project. CRA sought to recover out-of-pocket losses exceeding $100,000, and lost profits of $400,000 to $1,000,000. A jury trial in May 2000 in federal district court in Waco, Texas, resulted in a verdict in favor of CRA for $848,000 actual damages and 1,000,000 punitive damages. On October 10, 2000, the court rendered a judgment on the verdict in favor of CRA for actual damages, punitive damages, attorneys fees, costs and interest; the judgment totaled approximately $2,000,000. Focus intends to file an appropriate post-judgment motion requesting that this judgment be reduced significantly, and will pursue an appeal to the United States Court of Appeals for the Fifth Circuit in New Orleans, Louisiana. To suspend enforcement of the judgment pending determination of its post-judgment motion and appeal, Focus is required to post a bond in the approximate amount of $2.3 million (being the approximate amount of the judgment plus 10% to cover interest and costs of CRA).

     On October 27, 2000, Focus submitted a bond and filed its post-judgement motion. In connection with this judgment, Focus has recorded an expense of approximately $2,147,000. in the period ended September 30, 2000.

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

     During the month of September,2000, 42,332 shares of stock available to current and former employees thru their stock option plan were exercised for a share price of $1.22 resulting in $51,221 of additional paid in Capital.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE

          None

ITEM 5.   OTHER INFORMATION/SUBSEQUENT EVENTS

     On October 30, 2000 the Company filed an S-4 Registration Statement with the Securities and Exchange Commission relating to securities of the Registrant exchangeable for shares of common stock of Videonics, Inc., a California corporation, no par value, in the proposed merger of Videonics with and into a wholly-owned subsidiary of the Registrant.

     On October 26, 2000, in connection with the posting of a bond for the CRA legal judgement, Focus borrowed approximately $2.3 million and issued a secured promissory note in the principal amount of $2.3 million in favor of Carl Berg, a shareholder and director of Videonics. In the event the Focus/Videonics previously announced merger is not completed, the promissory note can be called and become payable in full upon 90-days notice from Mr. Berg, at his sole discretion. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a security interest in first priory over substantially all of the assets of Focus. In the event that the merger is not completed, there is no assurance that Mr. Berg will not seek repayment of the promissory note.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   The following exhibits are filed herewith:

     11.0      Statement Re: Computation of Per Share Earnings
     27.0      Financial data schedule

b.   Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarters ended March 31 and June 30, 2000.

     The Company filed an 8k on October 31,2000 to announce the issuance of a secured promissory note in the principal amount of $2,362,494 inorder to collateralize a $2.3 million bond to be posted in connection with Focus' litigation with CRA Systems Inc. Focus also announced that it had submitted a supersedeas bond in the Federal District Court of Waco Texas to suspend the enforcement of a $1.8 million judgement in favor of CRA Systems, Inc.

     The Company filed an 8k/A on November 2,2000 to attach additional exhibits to the previously filed Form 8K, filed on October 31, 2000.

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