Form 10KSB40
period 2000-12-31
FOCUS ENHANCEMENTS INC
filed 2001-05-01
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                 For the fiscal year ended December 31, 2000, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.

                         Commission File Number 1-11860

                            FOCUS Enhancements, Inc.
                 (Name of Small Business Issuer in its Charter)

           Delaware                                             04-3144936
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

                                  1370 Dell Ave
                               Campbell, CA 95008
                    (Address of Principal Executive Offices)

                                 (978) 988-5888
                (Issuer's Telephone Number, Including Area Code)

             Securities registered pursuant to Section 12(b) of Act:

                               Title of Each Class
                               -------------------
                          Common Stock, $.01 par value

                      Name of Exchange on which Registered
                      ------------------------------------
                                     NASDAQ

        Securities registered pursuant to Section 12(g) of the Act: None

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for the fiscal year ended December 31, 2000 were $15,232,856. The aggregate market value of voting Common Stock held by non-affiliates of the Registrant was approximately $28,661,757 based on the closing bid price of the Registrant's Common Stock on April 26, 2001 as reported by NASDAQ ($1.00 per share).

         As of April 26, 2001, there were 31,046,478 shares of Common Stock outstanding.

         Document  Incorporated by Reference: None

                                     Part I


Item 1. Description of Business

General

         Founded in 1991, Focus internally develops proprietary technology for the video scan conversion and enhancement of PC and Macintosh output for display on televisions and large-screen monitors, and markets and sells, worldwide, a line of video conversion products using this technology. These video conversion products range from custom-designed video co-processor chips, used by leading Original Equipment Manufacturers (OEMs), to computer peripherals marketed to consumers directly and through a global network of value-added resellers (VARs), distributors and retailers. OEMs are entities that utilize our technology in developing their products. For example, Apple, Zenith, Sony, Picturetel, Philips Consumer Electronics, and Thomson Consumer Electronics, as OEMs, will incorporate components from manufacturers such as us into their products. In a 1999 independent survey by Frost & Sullivan, Focus was recognized as an industry leader in the development and marketing of PC-to-TV video conversion products that make personal computers "TV ready" and televisions "PC ready". We have sought to solidify our leadership position through:

         o Increased research and development investment, resulting in additional patents being awarded to Focus, and in industry-wide recognition of the superior video quality of its products,

         o Significant new licensing agreements with OEMs for use of FOCUS' proprietary TV video conversion ASIC chips in current and future product designs, and

         o        New  strategic  alliances  with  major  OEMs,   resellers  and
                  national retail chains.

         Some of our recent transactions include:

         o December 1993. Lapis Technologies, Inc. (`Lapis'), a developer of high-quality, low- cost Macintosh PC-to-TV video graphics products.

         o September 30, 1996. TView, Inc., a developer of PC-to-TV video conversion ASIC technology. This acquisition has played a significant strategic role in allowing FOCUS to gain a major technological position in the video scan conversion category, and has positioned FOCUS as a leader in PC-to-TV video conversion technology.

         o        September   30,   1997.   Focus  sold  its  line  of  computer
                  connectivity products.

         o March 31, 1998. Selected assets of Digital Vision, Inc., a manufacturer of both PC-to-TV and TV- to-PC products.

         o July 29, 1998. PC Video Conversion, Inc., a manufacturer of professional high-end video conversion products. In December 1998, Focus restructured this entity into a Professional Products Research & Development group and began to consolidate its operating activities to Focus' corporate headquarters.

         o January 16, 2001. Videonics, Inc. In connection with the acquisition we issued 5,135,219 shares of common stock to Videonics shareholders and Videonics became a wholly-owned subsidiary of Focus. Videonics is a designer of high quality, digital-video equipment for the broadcast, cable, business, industrial, presentation, Internet, and home video production markets. Videonics products include application controllers, edit controllers, mixers, character generators, and video editing software solutions. More information on Videonics may be obtained from its home page at http://www.videonics.com. Information contained on the Website is not part of this document.

         Focus' executive offices are located 1370 Dell Avenue, Campbell, CA 95008-6604. Its Research and Development center is located at 22867 Northwest Bennett Rd. Suite 120, Hillsboro, Oregon 97124. Focus' general telephone number is (408) 866-8300, and its Worldwide Web address is http://www.Focusinfo.com. Information contained on the Website is not part of this document.

Business Strategy

         In 2000 we continued to concentrate on the OEM and Professional products groups. Our ASIC chip products are targeted for the scan conversion, commercial television, video conferencing and set top boxes for the cable, internet appliance, gaming, and home gateway industries. These are industries that require the best video conversion technology available in the market. The Focus FS400 series of ASICs has patented designs that dramatically improve video quality while reducing cost for these industries. We continue to design complete products for the professional audio video and home theater markets using our proprietary software and ASIC designs to deliver feature rich products to the market.

Research And Development

         We continue to invest heavily in research and development. Of the $2.5 million invested on research and development in 2000, approximately 75% was in ASIC chip development and support activities, with the remainder to support new products for the professional and home theater markets.

Marketing And Sales Strategy

         Focus vigorously pursued the OEM market for its technology in 2000, resulting in numerous agreements with some of the most significant names in the United States and global TV, PC, Video Conferencing, and Internet appliance markets. In 2001 we will continue to concentrate its marketing efforts toward those OEMs which dominate their respective markets, and which have the manufacturing, sales and distribution networks in place to capitalize on the growth forecasted for the TV-to-PC conversion products over the next decade. The Professional market continues to be a growing segment, and we believe we have made significant inroads into that market in 2000. In September 2000, Focus unveiled its new TView QuadScan Pro, a cost-effective, high- resolution line quadrupler/video scaler at the CEDIA Expo `00. The QuadScan is being marketed for professional AV applications, as well as for home theater use. FOCUS continued to expand its presence in the Videoconferencing and Education markets through the introduction of the Pro AV 1600 product family. Furthermore, we recruited more than 250 dealers in 2000 to distribute these products.

         While Focus has determined that the OEM market offers the best potential for future growth, it also continues to recognize its consumer channel, through its reseller distribution network as a substantial, revenue-generating market. We also continue to offer cooperative advertising incentives to resellers on a percentage-of-product-purchases basis. Funded programs include sales incentives, special pricing programs, and targeted advertising campaigns.

Distribution

         Focus has made significant investments over the last several years in creating a global reseller/VAR channel. In the United States and Canada, we market and sell our products through

         o national resellers such as CompUSA, Micro Center, Fry's Electronics, and J&R Music World;

         o national distributors such as Ingram Micro, D&H Distributing and Academic Distributing; and

         o third-party mail order resellers such as MicroWarehouse, Multiple Zones, PC Connection and CDW.

         In the rest of the world, our products are sold to resellers, independent mail order companies and distributors in Latin America, France, the United Kingdom, Scandinavia, Germany, Switzerland, Italy, Australia, Japan, China, Singapore, and the Republic of Korea.

Products And Applications

         Focus develops internally all of its PC-to-TV video conversion products, both external boxes and ASICs, thereby allowing Focus to market and sell a proprietary group of products to the PC-to-TV video conversion marketplace. Focus' products are compatible with both Windows and Mac OS personal computers. Our products allow PC owners to utilize any television as a large screen computer display for use in presentations, training, education, video conferencing, Internet viewing and home gaming.

         Our primary focus within the video/graphics category is in the conversion of standard PC video output (VGA) into television video input (NTSC or PAL). Focus' broad line of PC-to-TV products easily allows the user to display Windows or Mac OS video output directly to a standard television or to videotape. These products are currently available as either a board-level product or an external set-top device. We currently sell our PC-to-TV video conversion products under the TView brand. These products have a variety of features geared toward the needs of business, education and consumer customer groups. We have developed various proprietary enhancements for its PC- to-TV products including image stabilization, which eliminates all flicker, and TrueScale video compression technology which ensures proper aspect ratios on the television screen even when a computer image is compressed to fit on a television.

Consumer PC-To-TV Video Scan Conversion Products

1.  External Set-Top Boxes

         Focus currently offers four models of external set-top boxes under the TView brand. Focus sells the TView Micro XGA, the TView Silver, the TView Gold, and the iTView DV, all of which are compatible with both Windows- and Mac OS-based personal computers. All the external set-top boxes weigh less than seven ounces, and are easily connected to the VGA video port of the computer and a television through the cables provided.

2.  PCMCIA Card

         Focus offers a PCMCIA card under the TView brand that provides PC-to-TV conversion capabilities to laptop computer users. Sold as the TView Gold Card, this PCMCIA card fits into any laptop computer with a type II or type III PC card slot. The TView Gold Card permits the user to make large screen presentations without the size and weight associated with presentation monitors and portable projection devices.

3.  Internal Card

         Focus offers a PCI card under the TView brand that provides PC-to-TV conversion capabilities to desktop computer users. Sold as the TView Gold PCI Card, this card fits into any computer with a PCI card slot. The TView Gold PCI Card permits the user to make presentations on any television.

         All of our products are shipped with Focus' proprietary software which turns the computer screen cursor into a drawing tool, allowing the user to highlight or annotate text and graphics directly on the screen.

Commercial PC-to-TV Video Scan Conversion Products

         Internal Board Level Products for PCs and TVs. "Internal Board Level" products are printed circuit board products designed for each OEM's custom requirements. For those environments where portability is less important, such as classrooms or home entertainment systems, Focus offers board level products that can be installed directly into a personal computer or television. Focus currently offers board level products for OEM televisions and medical imaging.

Professional PC-to-TV Video Scan Conversion Products

         Our TView Pro AV products are high-end video conversion devices marketed to professional broadcast studios, post production houses, video conferencing rooms and presentation markets. Focus offers each of its professional products in desktop, rackmount, and board-level forms. The TView Pro AV products are the most advanced broadcast-quality conversion products in the marketplace. These products allow the user to take any high-resolution computer image and project it onto any compatible NTSC/PAL display or VCR or over a videoconference link. The QuadScan is a line Quadrupler/Scaler that eliminates visible scan lines and flicker from standard video for the home theater/professional video markets.

Video Scan Conversion Integrated-Circuit Products (ASICs)

         Focus currently offers three families of integrated circuits. The FS300 family of ASICs was developed for both consumer and commercial applications. The FS300 was Focus' third generation PC-to-TV video encoder designed to increase the video conversion capabilities of FOCUS' products while reducing the cost of manufacturing Focus' products. The FS300 supports resolutions of up to 1024 x 768 and features patented "video scaling" technology whereby the image on the television is scaled both horizontally and vertically to perfectly fit the entire contents of the computer screen on the TV.

         During 1998-1999, Focus developed a fourth generation scan converter to advance the technology to optimize the image quality on a TV, the FS400 family. Four major areas of advancement in the FS400 family are total compatibility with all computer systems up to very high resolution 2560 x 2048 displays, significantly improved TV image quality including an advanced sharpness-enhanced 2D flicker filter (patent pending), auto-sensing, sizing, and scaling for hands off TV operation, and advanced digital and progressive TV output modes. In December of 1999, Focus announced sale of its FS400 digital video coprocessor. A version of the FS400 also supports the new DVD copy protection schemes with Macrovision encoding for DVD movie capable systems. The FS400 delivers all these features with lower power, lower cost, and a smaller package. The FS400 has replaced the FS310 in the year 2000.

         Focus also announced sale of its FS450 iNet TV ASIC in May 2000. The FS450 family of ASICs was specifically designed for the growing internet set top box market, information appliances, and TV enabled PCs. It utilizes the high quality output characteristics of the FS400 family with a low cost digital interface to most graphic ICs found in low cost PCs, set top boxes, and 3D graphic cards. It is in this area where Focus intends to Focus its research and development efforts, furthering its core competency in this type of technology and expanding the application and use of video scan conversion to address digital television including HDTV, interactive television, information appliances, LCD panels and plasma display markets. As of April 26, 2001, sales of the FS450 have not been significant. See Management's Discussion And Analysis Of Financial Condition And Results Of Operations - Write-down of Capitalized Software for more information.

PC-to-TV Video Scan Conversion Applications

         Television Display Device. The large-screen area of a TV monitor makes it an inexpensive way to present computer graphics and text to a large audience or classroom environment. Focus' products can be used with a TV monitor for presentations, education, training, video teleconferencing, Internet viewing, and video gaming applications.

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

         Mirroring Mode. Focus' proprietary technology allows the presenter to use the small computer screen as a mirroring console to the same images displayed on the larger TV monitor. Training of applications can be performed from the Windows or Mac OS personal computer while the audience observes the images on the TV monitor.

Customer Support

         Management believes that its future success will depend, in part, upon the continued strength of customer relationships. In an effort to ensure customer satisfaction, Focus provides customer service and technical support through a five-days- per-week "hot line" telephone service. Focus uses 800 telephone numbers for customer service and a local telephone number for technical support (the customer pays for the phone charge on technical support). The customer service and support lines are currently staffed by technicians who provide advice free of charge to ensure customer satisfaction and obtain valuable feedback on new product concepts. In order to educate its own telephone support personnel, Focus also periodically conducts in-house training programs and seminars on new products and technology advances in the industry.

         Focus offers this same level of support for its entire domestic market including its direct market customers who purchase Focus' products through computer superstores or system integrators. Focus also provides technical support to its international resellers and distributors. Focus' international resellers and distributors also provide local support to the customers for their respective markets.

         Focus provides customers with a one- to three-year warranty on all products and will repair or replace a defective product still under warranty coverage. Returned products with defective components are returned by Focus to the component vendors for repair or replacement.

Competition

         Focus currently competes with other developers of PC-to-TV conversion products and with developers of videographic integrated circuits. Although Focus believes that it is a leader in the PC-to-TV conversion product marketplace, the videographic integrated circuit market is intensely competitive and characterized by rapid technological innovations. This has resulted in new product introductions over relatively short time periods with frequent advances in price/performance ratios. Competitive factors in these markets include product performance, functionality, product quality and reliability, as well as volume pricing discounts, customer service, customer support, marketing capability, corporate reputation, brand recognition and increases in relative price/performance ratios for products serving these markets. In the PC-to-TV scan converter market, Focus competes with one primary competitor AVerMedia. In the videographic integrated circuits market, Focus competes with Averlogic, AI Tech, Conexant and Chrontel.

         Some of Focus' competitors have greater technical and capital resources, more marketing experience, and larger research and development staffs than Focus. Management believes that it competes favorably on the basis of product quality and technical benefits and features. Focus also believes it provides competitive pricing, extended warranty coverage, and strong customer relationships, including selling, servicing and after-market support. However, there can be no assurance that Focus will be able to compete successfully in the future against existing companies or new entrants to the marketplace.

Manufacturing

         In the manufacture of its products, Focus relies primarily on turnkey subcontractors who utilize components purchased or specified by Focus. The "turnkey" house is responsible for component procurement, board level assembly, product assembly, quality control testing, final pack-out. During 2000, Focus relied on four turnkey manufacturers for approximately 90% of Focus' product manufacturing. Two manufacturers, based in Taiwan, supply set top box finished products. One manufacturer in Korea provides 100% of the ASIC production. One manufacturer in California supplies the Company's professional products. For certain commercial PC-to-TV video conversion products, Focus' turnkey manufacturers ship directly to the OEM customer and forward-shipping information to Focus for billing purposes.

         Quality control is maintained through standardized quality assurance practices at the build site and random testing of finished products as they arrive at Focus' fulfillment center. Management believes that the turnkey model helps it to lower inventory and staff requirements, maintain better quality control and product flexibility and achieve quicker product turns and better cash flow.

         All customer returns are processed by Focus in its fulfillment center. Upon receipt of a returned product, a trained testing technician at Focus tests the product to diagnose the problem. If a product is found to be defective the unit is either returned to the turnkey subcontractor for rework and repair or is repaired by Focus and returned to the customer. The majority of Focus' defective returns are repaired or replaced and returned to customers within five business days.

Intellectual Property And Proprietary Rights

         As of December 31, 2000, Focus had three patents pending and five patents issued. Patent applications have also been filed to secure intellectual property rights in foreign jurisdictions. Focus has also filed applications to register eight trademarks to add to its two currently registered trademarks. Historically, Focus has relied principally upon a combination of copyrights, common law trademarks and trade secret laws to protect the rights to its products that it markets under the FOCUS and TView brand names.

         Upon joining Focus, employees and consultants are required to execute agreements providing for the non-disclosure of confidential information and the assignment of proprietary know-how and inventions developed on behalf of Focus. In addition, Focus seeks to protect its trade secrets and know-how through contractual restrictions with vendors and certain large customers. There can be no assurance that these measures will adequately protect the confidentiality of Focus' proprietary information or that others will not independently develop products or technology that are equivalent or superior to those of Focus.

         Because of the rapid pace of technological innovation in Focus' markets, management believes that in addition to the patents filed and issued, Focus' success relies upon the creative skills and experience of its employees, the frequency of Company product offerings and enhancements, product pricing and performance features, its diversified marketing strategy, and the quality and reliability of its support services.

Personnel

         As of December 31, 2000, the Company employed 42 people on a full-time basis, of which 15 are in research and development, 9 in marketing and sales, 4 in customer support, 5 in operations, and 9 in finance and administration. See "Subsequent Event - Acquisition of Videonics Inc."

Backlog

         At December 31, 2000, the Company had a backlog of approximately $496,000 for products ordered by customers as compared to a backlog of $911,000 at December 31, 1999, a decrease of $415,000 or 46%. The Company expects to fill these orders in 2001. Generally, management does not believe backlog for products ordered by customers is a meaningful indicator of sales that can be expected for a particular time period.


Item 2. Description of Property

         As of December 31, 2000, the Company leased approximately 30,000 square feet of space at four locations. The Company leased approximately 22,000 square feet of space at $16,380 per month in Wilmington, Massachusetts, which was used for administration, sales, marketing, customer service, limited assembly, quality control, packaging and shipping. This lease was scheduled to expire in February 2004. On March 31, 2001, the Company was released from its Wilmington lease obligation and entered into a new lease for 2,800 square feet of property in Chelmsford, Massachusetts. The new lease commenced on April 1, 2001 and is for a term of 36 months. Focus leases additional space in the following locations: Orinda, California and Beaverton, Oregon. The Orinda facility is mainly used for research and development with approximately 500 square feet at $950 per month. The Beaverton facility is mainly used for research and development, with approximately 7,400 square feet at $7,168 per month and expires October 31, 2005. The Company believes that its existing facilities are adequate to meet current requirements and that it can readily obtain appropriate additional space as may be required on comparable terms. See "Subsequent Event - Acquisition of Videonics Inc."

Item 3. Legal Proceedings

Class Action Suits

         Focus and certain of it's officers and directors have been named as defendants in two alleged class-actions pending in United States District Court for the District of Massachusetts, on or about November 9, 1999, on behalf of Frank E. Ridel and other currently-unnamed person(s) who are alleged to have purchased shares of our common stock from July 17, 1997 to February 19, 1999. Consolidated amended complaints have been filed in each alleged class action. The first complaint alleges a claim of shareholders who purchased Focus shares during the July 17, 1997 to February 19, 1999 period. The second complaint alleges a class of shareholders who purchased shares between November 15, 1999 and March 1, 2000. The first complaint was initially filed in November of 1999. The second complaint was initially filed in March of 2000. Both complaints purport to allege violations of the federal securities laws. Defendants moved to dismiss both actions. At a March 2, 2001 hearing, the Federal District Court allowed limited discovery to occur relating to certain limited allegations as to the earlier alleged class. Focus believes that the remaining allegations will be dismissed. As to the later alleged class, the Court has taken the motion to dismiss under advisement. Focus believes that it has consistently complied with the federal securities laws, and does not believe at this time that this litigation will result in a material adverse effect on its financial condition. Nonetheless, the management time and resources that could be required to respond effectively to such claims and to defend Focus vigorously in such litigation could adversely impact our management's administrative capabilities.

CRA Systems, Inc.

         In 1996 CRA Systems, Inc., a Texas corporation, and Focus entered into an agreement, the terms and nature of which were subsequently disputed by the parties. Focus contended that the transaction was simply a sale of inventory for which Focus was never paid. CRA contended otherwise. CRA brought suit against Focus and on September 21, 1998, filed in the 170th Judicial District Court of McLennon County, Texas (Case No. 98-3151-4) for breach of contract contending that Focus grossly exaggerated the demand for the product and the margin of profit that was available to CRA regarding this project. CRA sought to recover out-of-pocket losses exceeding $100,000 and lost profits of $400,000 to $1,000,000.The case was moved to the US District Court for the Western District of Texas, Waco, Texas (Civil No. W-99-CA-031). A jury trial in May 2000 in federal district court in Waco, Texas, resulted in a verdict in favor of CRA for $848,000 actual damages and $1,000,000 punitive damages. On October 10, 2000, the court rendered a judgment in favor of CRA for actual damages, punitive damages, attorney's fees, costs, and interest. In connection with this judgment, we recorded an expense of $2,147,722 in the period ended September 30, 2000. The court overruled the motion for new trial that Focus filed, and Focus has appealed the judgment to the U.S. Court of Appeals for the Fifth Circuit in New Orleans, Louisiana. The case has not yet been submitted to the appeals court for a decision. On October 27, 2000, Focus submitted a bond in the approximate amount of $2.3 million (being the approximate amount of the judgment plus 10% to cover interest and costs of CRA) and the trial court granted a stay of any enforcement of the judgment pending appeal.

General

         From time to time, the Company is party to certain other claims and legal proceedings that arise in the ordinary course of business of which, in the opinion of management, do not have a material adverse effect on the Company's financial position or results of operation.

Item 4. Submission Of Matters To A Vote Of Security Holders

At the Annual Meeting of Stockholders on December 28, 2000, and as reconvened on January 12, 2001.

The following proposals were approved at the Company's Annual Meeting:

                                                                                                     Votes
                                                                   Affirmative          --------------------------------
                                                                      Votes              Against               Abstained
                                                                    ----------          ---------              ---------
Consider and vote upon a proposal to adopt a merger
agreement between Focus, PC Video Conversion, Inc. and
Videonics, Inc., whereby Videonics will become a
wholly-owned subsidiary of Focus and each share of
Videonics common stock will be converted into 0.87 shares
of Focus common stock                                               12,664,153            265,206                56,815

Amend Focus' Certificate of Incorporation to increase the
authorized number of shares of common stock from
30,000,000 to 50,000,000                                            13,608,896            996,149               217,265

Election  of William  Dambrackas  as  director of Focus to
serve a three year term.  The following  directors'  terms
continued  after the meeting:  Thomas L.  Massie,  John C.
Cavalier, William B. Coldrick and Timothy E. Mahoney.               24,724,328              --                  405,350

Approve Focus' 2000 Non-Qualified Stock Option Plan                 10,070,274          2,552,032               363,868

Ratify the  selection of Wolf and Company,  P.C. as Focus'
accountants for the year ending December 31, 2000                   24,440,992            505,616               183,070

                                     Part II

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters

(a) Trading in the Company's Common Stock and public warrants (the "Warrants") commenced on May 25, 1993, when the Company completed its initial public offering, and since that time the Company's Common Stock and Warrants traded principally on the NASDAQ SmallCap Market under the symbol "FCSE" and "FCSEW", respectively. The Company's Common Stock and Warrants were also traded on the Boston Stock Exchange under the symbols "FCS" and "FCSW", respectively, during the period May 26, 1993 through March 7, 1997. On May 27, 1998, the Company's Warrants expired. The following table sets forth the range of quarterly high and low bid quotations for the Company's Common Stock and Warrants as reported by NASDAQ. The quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions. The closing price of the Company's Common Stock on the NASDAQ SmallCap Market on April 26, 2001 was $1.00 per share.

                                                           Common Stock
                                                     -------------------------
                                                     High Bid          Low Bid
                                                     --------          -------
Calendar 2000 Quotations
 First Quarter                                        $ 9.36           $ 2.25
 Second Quarter                                       $ 2.84           $ 1.09
 Third Quarter                                        $ 2.50           $ 1.03
 Fourth Quarter                                       $ 1.69           $ 0.47
Calendar 1999 Quotations
 First Quarter                                        $ 1.81           $ 0.91
 Second Quarter                                       $ 1.75           $ 1.00
 Third Quarter                                        $ 2.00           $ 0.94
 Fourth Quarter                                       $ 9.13           $ 1.00


         As of April 26, 2001, there were approximately 280 holders of record of the Company's 31,046,478 shares of Common Stock outstanding on that date. As of April 26, 2001, the Company estimates that approximately 11,870 shareholders hold securities in street name. The Company does not know the actual number of beneficial owners who may be the underlying holders of such shares.

         The Company has not declared nor paid any cash dividends on its Common Stock since its inception. The Company intends to retain future earnings, if any, for use in its business.

(b) During the fiscal years ended December 31, 2000 and 1999, we sold the following securities pursuant to one or more exemptions from registration under the Securities Act of 1933, as amended, including the exemption provided by
Section 4(2) thereof:

         See  "Item  6.  Management's   Discussion  and  Analysis  of  Financial
Condition and Results of Operation - Stock Issuances."

         Except as indicated therein, we relied on one or more exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act"), for each of the foregoing transactions, including without limitation the exemption provided by Section 4(2) of the Securities Act. We used all of the net cash proceeds raised by the sale of unregistered securities to repay indebtedness and for working capital.

Item 6. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Special investigation

         In March 2000, the Company's independent auditors, Wolf & Company, P.C., brought to the attention of the Board certain matters relating to the Company's financial controls. The Board of Directors thereafter formed a special committee to investigate. The special committee engaged the law firm of Foley, Hoag & Eliot LLP, which engaged the accounting firm of Arthur Andersen LLP to aid in the investigation. Based upon its investigation, the committee has concluded that, despite his denials, an accounting manager in the Company's finance department misstated the inventory records of the Company's Pro AV series for purposes of presentation to the Company's outside auditors in connection with the audit for the year ended December 31, 1999. A revised inventory list for the Pro AV series as of December 31, 1999 was compiled in connection with the special committee's review and has been subject to audit tests performed by Wolf & Company, P.C. as part of its year end audit of the financial statements of the Company as a whole. As such, management believes that inventory has been properly presented as of December 31, 1999 and no adjustments appeared to be necessary to prior periods. The accounting manager in question has been discharged.

         As a result of the Committee's investigation, the Company incurred accounting fees of approximately $302,000 and legal fees of approximately $292,000 in conjunction with the completion of the 1999 annual audit, review of accounting practices and the special investigation conducted by the Board of Directors.

Results of Operations

         The following table sets forth, for the periods indicated, income and expense items included in the Consolidated Statements of Operations, expressed as a percentage of net sales:

                                                         Year Ended December 31,
                                                         -----------------------
                                                           2000           1999
                                                           ----           ----
Net sales ........................................          100%            98%
Licensing fees ...................................         --                2
                                                           ----           ----
  Total revenues .................................          100            100
Cost of goods sold ...............................           77             61
                                                           ----           ----
Gross profit .....................................           23             39
                                                           ----           ----
Operating expenses:
  Sales, marketing and support ...................           25             23
  General and administrative .....................           25             11
  Research and development .......................            9              8
  Restructuring Expense ..........................            5           --
  Write-off of capitalized software ..............           15           --
  Depreciation and amortization ..................            8              4
  Impairment of goodwill .........................         --             --
                                                           ----           ----
    Total operating expenses .....................           87             46
                                                           ----           ----
Loss from operations .............................          (64)            (7)
Interest expense, net ............................           (2)            (3)
Other income .....................................            1              1
Legal judgment expense ...........................          (14)          --
                                                           ----           ----
Income (loss) before income taxes ................          (79)            (9)
                                                           ----           ----
Income tax expense ...............................         --             --
                                                           ----           ----
  Net loss .......................................          (79)%           (9)%
                                                           ====           ====


Net Sales

         Net sales for the year ended December 31, 2000 were $15,233,000 as compared with $17,183,000 for the year ended December 31, 1999, a decrease of $1,950,000, or 11%. During the year ended December 31, 2000, the Company had net sales increases to Professional AV customers (36%), to international customers (15%), to OEM customers (18%) and to Internet customers (38%), while it had decreases in net sales to US Resellers (27%).

         In 2000, net sales to US Resellers consisting of Distributors, Retailers, VAR's and Education segments were approximately $8,375,000 as compared to $11,402,000 in 1999, a decrease of $3,027,000 or 27%. Net sales to a major distributor totaled approximately $2,242,000 or 15% as compared to 4,318,000 or 25% in 1999. The decrease is primarily the result of exiting a national office superstore in 1999 and a reduction in educational spending.

         During 2000, net sales to OEM customers were approximately $2,879,000 as compared to $2,442,000 in 1999, an increase of $437,000 or 18%. ASIC chip sales increased 234% as a result of the market acceptance of the FS400 chip family in the television conferencing industry. The FS400 began shipping in December 1999.

         Net sales to international customers in 2000 were approximately $868,000 compared to $758,000 in 1999, an increase of $110,000 or 15%. The increase is principally the result of the addition of professional AV sales to the international sector.

         In 2000, net sales to Professional AV customers were approximately $2,881,000 compared to $2,112,000 in 1999, an increase of $769,000 or 36%.
Revenue grew as result of introducing two new product families: the Pro AV 1600 professional scan converter and the QuadScan Pro video scaler for the home theater market.

         In 2000, net sales to customers on-line via the internet were approximately $230,000 compared to $167,000 in 1999. The increase is principally the result of the Company establishing an e-commerce site which offers products direct to customers.

         There were no other net sales in 2000. In 1999, other net sales approximated $165,000.

         During the fourth quarter of 2000 and 1999, the Company reduced net sales by approximately $360,000 and $1,070,000, respectively, representing an estimate of product sales returns from major customers, including anticipated sales returns that would occur in the subsequent quarter.

Licensing Fees

         In 2000, the Company did not record any significant licensing fees. In 1999, the Company received licensing fees of $350,000. Licensing fees in 1999 were comprised of single source, non-recurring licensing revenues.

Cost of Goods Sold

         Cost of goods sold was $11,787,000, or 77% of net sales, for the year ended December 31, 2000, as compared with $10,544,000, or 61% of net sales, for the year ended December 31, 1999, an increase of $1,243,000 or 12%. For the years ended December 31, 2000 and 1999, the Company recorded charges to inventory obsolescence of $1,532,000 and $906,000 respectively. These charges were to reserve for excess and obsolete inventory and to adjust the carrying value of inventory to its estimated net realizable value.

         In the fourth quarter of 2000, as a result of a detailed review of its inventories the Company charged approximately $668,000 to expense in the fourth quarter of 2000, thereby increasing its inventory reserves to approximately $753,000 at December 31, 2000. In the fourth quarter of 1999, the Company adjusted the carrying values of certain inventory items to their estimated net realizable values. As a result, the Company charged approximately $668,000 to expense in the fourth quarter of 1999 writing off certain items and increasing its inventory reserves to approximately $399,000.

         During the fourth quarter of 2000 and 1999, the Company reduced cost of sales by approximately $180,000 and $535,000, respectively, representing an estimate of the cost of product returns from major customers, including anticipated sales returns that would occur in the subsequent quarter.

Sales, Marketing and Support Expenses.

         Sales, marketing and support expenses were $3,822,000, or 25% of net revenues, for the year ended December 31, 2000, as compared with $3,970,000, or 23% of net revenues, for the year ended December 31, 1999, a decrease of $148,000 or 4%. The decrease in sales, marketing and support expenses in absolute dollars is primarily the result of reduced marketing and advertising expenses.

General and Administrative Expenses.

         General and administrative expenses for the year ended December 31, 2000 were $3,798,000 or 25% of net revenues, as compared with $1,878,000 or 11% of net revenues for the year ended December 31, 1999, an increase of $1,920,000 or 102%. The increase in terms of absolute dollars is primarily due to increases of $235,000 in consulting fees, $140,000 for the write-off of a note receivable, $621,000 in legal fees, $309,000 in accounting fees, and approximately $428,000 in provisions for bad debts. Consulting expenses are primarily related to consulting contracts the Company entered into with its former Chief Executive Officer and its former Vice President of Finance on May 1, 2000 and expired on April 30, 2001 and December 31, 2000, respectively. In December 2000, the Company determined that it no longer needed its former Chief Executive Officer to provide executive level consulting services. In connection with this action, the Company also wrote-off the outstanding balance of a note receivable due from its former Chief Executive Officer in the amount of $140,000 and reserved $40,000 for the remaining amount due under the consulting contract. The increase in legal fees primarily are related to a special investigation that occurred in the March - April 2000 time frame and totaled approximately $302,000 and year long litigation expenses associated with the two class action lawsuits which approximated $180,000. The Company met its insurance deductible in the first quarter of 2001 in regards to both class action suits. The increase in accounting fees is primarily related to the special investigation. See "Special Investigation" and "Item 3. Legal Proceedings" for more information.

Research and Development Expenses.

         Research and development expenses for the year ended December 31, 2000 were approximately $1,312,000 or 9% of net revenues, as compared with $1,401,000 or 8% of net revenues, for the year ended December 31, 1999, a decrease of $89,000 or 6%. The decrease in research and development expenses in both absolute dollars and as a percentage of revenues is due primarily to incremental increases in capitalized ASIC development costs of approximately $73,000 between years.

Depreciation and Amortization.

         Depreciation and amortization expenses for the year ended December 31, 2000 were $1,132,000 or 8% of net revenues, as compared with $557,000 or 4% of net revenues, for the year ended December 31, 1999, an increase of $575,000 or 103%. The increase in terms of absolute dollars and as a percentage of net revenues is primarily due to the Company beginning to amortize its capitalized software in January 2000. Amortization of capitalized software totaled $424,000 for the year ended December 31, 2000.

Restructuring Expense

         For  the  year  ended   December   31,  2000,   the  Company   recorded
restructuring expenses totaling $724,000 related to the closure of its Morgan Hill, CA, facility and the closure of its Wilmington, MA, facility.

         The closure of the Company's Morgan Hill facility occurred in the first quarter of 2000 and restructuring charges totaled approximately $202,000. Direct expenses were comprised of inventory adjustments of approximately $118,000, payroll and benefits of approximately $57,000, travel of approximately $16,000 and lease cancellation charges of approximately $11,000. At December 31, 2000 all restructuring accruals related to the Morgan Hill closure have been utilized.

         In December 2000, the Company's Board of Directors determined that to significantly reduce the Company's cost structure it would close its Wilmington, MA facility, reduce personnel and relocate to a significantly smaller facility during the first quarter of 2001. As such, restructuring charges of $522,000 were recorded in the forth quarter of 2000. Planned expenses are comprised of expenses related to the reduction of 16 employees in the areas of operations, customer support and finance of approximately $153,000 and equipment and lease abandonment charges of approximately $369,000. At December 31, 2000 $153,000 of restructuring reserves remained primarily related to personnel benefits associated with scheduled staffing reductions.

Write-Down of Capitalized Software

         In the fourth quarter of 2000, the Company learned that both previously disclosed and undisclosed OEMs were significantly reducing their 2001 sales forecast for the set top box arena citing a slower than expected adoption of internet appliances for the home. The Company's recently developed ASICs, including the FS450 and a previously unannounced chip, both were designed for this market. To date, sales of ASICs for the internet appliance market have not been significant. In assessing the recoverability of its capitalized software, the Company considered anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Based on those factors, the Company reduced the carrying value of its capitalized software by $2,289,000.

Impairment of Goodwill

         In the fourth quarter of 2000, the Company wrote-off $63,000 of the remaining goodwill associated with Digital Vision, Inc. ("Digital Vision".) The Company had acquired Digital Vision on March 31, 1998 to obtain its TV-to-PC product line. Upon evaluation of the product line, the Company deemed that only two products warranted inclusion in its product portfolio. However, these products were not widely accepted by the Company's customer base due to significant competition, limited product features, and a cost structure that exceed many of the competing products. In addition, no proprietary technology was acquired with this acquisition. Focus wrote-off approximately $1,070,000 of impaired goodwill relating to Digital Vision in 1998. The determination was made to write-off the remaining balance as all product associated with this acquisition was completely liquidated in the fourth quarter.

Interest Expense, Net

         Net interest expense for the year ended December 31, 2000 was $268,000, or 2% of net revenues, as compared to $531,000, or 3% of net revenues, for the year ended December 31, 1999, a decrease of $263,000 or 50%. The decrease in interest expense is primarily attributable to a decrease in interest bearing obligations. For the year ended December 31, 2000, the Company recorded interest expense of $150,000 as a result of delays in registering AMRO Investment International's 1,400,000 shares which were issued in connection with a private placement in which the Company received gross proceeds of $1,500,000. The Company expects to incur expenses of $30,000 per month until the shares are registered. Although there can be no assurance, the Company expects to register the shares in May of 2001.

Other Income

         For the year ended December 31, 2000, the Company had other income of $82,000 or 1% of net revenues as compared to other income of $138,000 or 1% of net revenues for the year ended December 31, 1999, a decrease of $56,000.

Legal Judgement Expense

         In connection with a suit brought by CRA Systems, Inc., a Texas corporation, against the Company, a jury trial in May 2000 in federal district court in Waco, Texas, resulted in a verdict in favor of CRA for $848,000 actual damages and $1,000,000 punitive damages. On October 10, 2000, the court rendered a judgment in favor of CRA for actual damages, punitive damages, attorney's fees, costs, and interest. In connection with this judgment, the Company recorded an expense of $2,147,722 in the period ended September 30, 2000. The Company is appealing the decision and has posted a bond in the approximate amount of $2.3 million to stay any enforcement of the judgment pending appeal. See "Item 3 - Legal Proceedings, CRA Systems, Inc."

Gain On Securities Available for Sale

         During June and July 1999, the Company sold the 189,701 shares of AESP common stock. The Company received gross proceeds of approximately $329,000 and recognized a gain of approximately $80,000 on the transaction. Focus had no such transactions in 2000.

Liquidity and Capital Resources

         Since inception, the Company has financed its operations primarily through the public and private sale of common stock, proceeds from the exercise of options and warrants, short-term borrowing from private lenders, and favorable credit arrangements with vendors and suppliers.

         Net cash used in operating activities for the years ended December 31, 2000 and 1999 was $2,455,000 and $753,000, respectively. In 2000, net cash used in operating activities consisted primarily of the net loss of $12,029,000, adjusted for depreciation and amortization and the write-down of capitalized software offset by a decrease in accounts receivable of $1,134,000, a decrease in inventory of $1,494,000 and an increase in accrued liabilities of $1,163,000. The decrease in accounts receivable is primarily due to lower sales of $1,738,000 between the fourth quarter of 2000 and 1999. The increase in accrued liabilities is primarily related to an increase in legal and restructuring reserves as well as a reserve for a purchase commitment obligation.

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

         Net cash used in investing activities for the years ended December 31, 2000 and 1999 was $2,081,000 and $2,110,000, respectively. In 2000, cash used in investing activities consisted primarily of the purchase of property and equipment of $159,000, additions to capitalized software of $1,193,000 and increases in certificate of deposits of $729,000. In 1999, cash used in investing activities consisted primarily of the purchase of property and equipment of $513,000 and additions to capitalized software of $1,644,000, increases in certificate of deposits of $281,000, offset by proceeds received from the sale of securities available for sale of $329,000

         Net cash from financing activities for the years ended December 31, 2000 and 1999 was $1,152,000 and $5,471,000, respectively. In 2000, the Company received $1,284,000 in net proceeds from private offerings of Common Stock and $1,121,000 from the exercise of common stock options and warrants. The proceeds in 2000 were offset by $1,123,000 in payments on notes payable and payments made under capital lease obligations of $129,000. In 1999, the Company received $4,414,000 in net proceeds from private offerings of Common Stock and $2,596,000 from the exercise of common stock options and warrants, and repayment of a note receivable for common stock of $316,000. The proceeds in 1999 were offset by $1,721,000 in payments on notes payable, and payments made under capital lease obligations of $134,000.

         As of December 31, 2000, the Company had working capital of $224,000 as compared to working capital of $5,633,000 at December 31, 1999, a decrease of $5,857,000. The Company's cash and certificates of deposit were $1,615,000 at December 31, 2000, compared to $4,271,000, at December 31, 1999.

         The Company has incurred losses and negative cash flows from operations for each of the two years in the period ended December 31, 2000 and as such has been dependent upon raising money for short and long-term cash needs through debt, proceeds from the exercise of options and warrants, and the sale of common stock in private placements. As described in the notes to the consolidated financial statements, in 2000 and 1999, the Company received approximately $1,284,000 and $4,414,000, respectively, in net proceeds from private offerings of common stock and $1,121,000 and $2,596,000, respectively, from the exercise of common stock options and warrants.

         Additionally, on October 26, 2000 Focus issued a secured convertible promissory note in the approximate principal amount of $2,362,494 in favor of Carl Berg, a director and stockholder of Focus, who at the date of issuance of the note was a shareholder and director of Videonics. The proceeds from this note were used to suspend enforcement of the judgment related to CRA Systems. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a first priority security interest over substantially all of the assets of Focus and can be converted by Mr. Berg, upon certain conditions, into shares of Focus stock.

         During 2000, management took steps to reduce costs, including the closure of its PC Video facility in Morgan Hill, CA and planning for the closure of its Wilmington, MA facility in connection with its recent acquisition of Videonics Inc., located in Campbell, CA. The Wilmington, MA facility was in fact closed on April 1, 2001 and operations, customer support and finance were moved into the Campbell, CA, facility. In connection with this restructuring the Company expects to reduce overall personnel (assuming Videonics personnel were included in Focus employee numbers at the beginning of 2000) by 20%.

         Management is assessing product lines in light of the recent merger with Videonics Inc., to identify how to enhance existing or create new distribution channels. In addition, the Company is developing and expects to release at least three new products for the year 2001. Although there can be no assurances, management expects the Company's sales for 2001 to increase over combined pro forma revenues for 2000, as the Company begins shipments of its new products and expected synergies in its sales channels solidify.

         Even with the anticipated reduction in expenses related to the restructuring and an expected increase in sales, the Company anticipates that during 2001 it will need to raise over $3.0 million to support its working capital needs and meet existing debt obligations.

         In an effort to meet those needs, the Company has entered into a Private Equity Line of Credit Agreement ("Equity Agreement") with Euston Investments ("Euston"). Under the Euston Equity Agreement the Company can issue shares of its common stock to Euston at a 10% discount to raise additional money. The Agreement places restrictions on the frequency and amount of shares that may be issued along with other limitations. The agreement terminates 24 months after the 4,000,000 shares under the agreement are registered. The
Company has sought to register such shares under a SB-2 filed with the Securities and Exchange Commission on February 7, 2001. As of April 26, 2001 the Company has not yet received clearance from the SEC to register these shares. See "- Stock Issuances" and "Risk Factors - Private Equity Line of Credit".

         On February 28, 2001, Carl Berg, a Focus director and shareholder loaned Focus $1.0 million and agreed to loan up to an additional $1.0 million to support the Company's working capital needs. The promissory note has a due date of September 25, 2003 and bears interest at a rate of prime plus 1%. The principal amount of the note will be due at the end of its term, with interest to be paid quarterly. Under certain circumstances, including at the election of Mr. Berg and Focus, the promissory note is convertible into shares of Focus common stock generally equal to the value of the promissory note and any accrued and unpaid interest. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a security interest and first priory over substantially all of the assets of Focus.

         On April 25, 2001, Mr. Berg agreed that within 30 days he would convert $2.0 million of outstanding debt to equity.

         At December 31, 2000 the Company reported a Stockholder's Deficit of $417,000. After recording the merger with Videonics on January 16, 2001, the Company is expected to report an estimated Stockholder's Equity of over $7,000,000. See "Notes to Consolidated Financial Statements - Subsequent Events" for more information.

         Ultimate future capital requirements will depend on many factors, including cash flow from operations, continued progress in research and development programs, competing technological and market developments, and our ability to market our products successfully. Other than as described in the Euston Equity Agreement, the Company has no commitments from any other sources to provide additional equity or debt financing. As such, there can be no assurance that sufficient funds will be raised. Moreover, any equity financing would result in dilution to our then-existing shareholders and any additional debt financing may result in higher interest expense. See Risk Factors - "Focus will need to raise additional capital." and "Videonics is dependent on a shareholder and bank to fund its operations."

         Although there can be no assurances, the Company believes that its current cash, anticipated proceeds from the Euston Equity Agreement, its borrowings from a shareholder, together with its operating cash flows, will be sufficient to meet the Company's requirements for working capital, and capital expenditures through the end of 2001.

Stock Issuances

         On January 18, 2000, the Company received net proceeds of $960,560 from the issuance of 330,000 shares of common stock resulting from the exercise of common stock warrants issued pursuant to a private placement with an unaffiliated investor.

         The Company received proceeds of $31,890 from the issuance of 30,000 shares of common stock resulting from the exercise of common stock warrants issued as partial compensation to an unaffiliated investor relations firm. These warrants were exercised on February 23, 2000 (15,000 shares) and March 2, 2000 (15,000 shares).

         On June  9,  2000,  the  Company  entered  into a  financing  agreement resulting in $1,500,000 in gross proceeds from the sale of 1,400,000 shares of common stock and the issuance of a warrant to purchase an additional 140,000 shares of common stock in a private placement, to an unaffiliated accredited investor. The warrant is exercisable until June 30, 2005 at a per-share exercise price of $1.625. In addition, Union Atlantic Capital, L.C. received a warrant to purchase 45,000 shares of common stock as compensation for brokering the private placement. The warrant is exercisable until June 30, 2005 at a per-share exercise price of $1.625. The Company received proceeds from this transaction on June 9,

2000. The fees and expenses associated with this offering was $216,000 yielding net proceeds of $1,284,000. In accordance with our obligations under the agreement, the company is incurring damages of 2% per month of the gross proceeds until its registration of the shares purchased by AMRO. AMRO has agreed to exchange the gross amount of calculated damages for additional common stock of Focus based on an exchange rate of 0.68. On February 7, 2001, the Company filed a preliminary registration statement under the Securities Act of 1933 to register those shares issued in connection with this transaction and for those to be issued upon exercise of the warrants. The Securities and Exchange Commission has requested that December 31, 2000 information be included in the registration statement and as such the registration statement has not yet been refilled as of April 26, 2001. As of March 31, 2001 the Company is required to issue to AMRO approximately 350,000 additional shares of Focus common stock.

         On July 28, 2000, the Company entered into an equity line of credit agreement with Euston Investments Holdings Limited, a British Virgin Islands Corporation, for the future issuance and purchase of shares of our common stock. The equity line of credit agreement establishes what is sometimes termed an equity drawdown facility.

         In general, the investor, Euston Investments, has committed to purchase up to 4,000,000 shares of our common stock at a discount to the market price over a 24 month period, as requested by us. The number of shares issued to Euston Investments in return for that money is determined by dividing the contracted price per share into the amount of money requested by the Company. The per share dollar amount to Euston Investments is 10% less than the average closing bid price of our common stock during a valuation period. A "valuation period" is defined as the period of fifteen trading days beginning seven trading days immediately before the Trading Day on which a drawdown is requested and ending seven trading days immediately after such date. We will receive the amount of the drawdown less an escrow agent fee of $750 and 7% placement fee payable to the placement agent, Union Atlantic Capital, L.C., which introduced Euston Investments to the Company. We are under no obligation to request a draw for any period. In lieu of providing Euston Investments with a minimum aggregate drawdown commitment, we have issued to Euston Investments a stock purchase warrant to purchase 250,000 shares of our common stock with an exercise price of $1.625. The warrant expires June 12, 2005. For a discussion of the status of a registration statement with respect to the equity line of credit, see the discussion of the June 9, 2000 financing agreement above.

         For the year ended December 31, 2000, the Company issued at various times, an additional 86,000 shares of common stock resulting from other exercises of options and warrants, receiving cash of approximately $128,056.

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

         On June  4,  1999,  the  Company  entered  into a  financing  agreement resulting in $1,200,000 in gross proceeds from the sale of 1,350,000 shares of common stock and the issuance of a warrant to purchase an additional 120,000 shares of common stock in a private placement to an unaffiliated accredited investor. The warrant is exercisable until June 30, 2004 at a per-share exercise price of $1.478125. In addition Union Atlantic received a warrant to purchase 25,000 shares of common stock as compensation for brokering the private placement. The warrant is exercisable until June 30, 2004 at a per-share exercise price of 1.478125. On June 21, 1999, the Company filed a registration statement under the Securities Act of 1933 for the shares issued in connection with this transaction and issuable upon exercise of the warrants. The Company received proceeds from this transaction in two tranches of $600,000. The first tranche was funded on June 14, 1999 for $600,000 less fees and expenses associated with this offering of $60,897 yielding net proceeds of $539,103. The second tranche for $600,000 less applicable fees of $58,222 yielding net proceeds of $541,778 was funded on August 18, 1999.

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

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities.

         In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." This statement amended the effective date of SFAS 133. SFAS 133 will now be effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this pronouncement is not expected to have a material impact on the Company's results of operations, financial position or liquidity.

         During the second quarter of 2000, the Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 provided guidance on the recognition, presentation, and disclosure of revenue in financial statements. The adoption of this pronouncement did not have a material impact on the Company's results of operations, financial position or liquidity for the years ended December 31, 2000 or 1999.

Subsequent Event - Acquisition of Videonics Inc.

         For a discussion of the acquisition of Videonics Inc., in January 2001, see Note 17 to the Consolidated Financial Statements.

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

Risk Factors

         You should carefully consider the following risks relating to our business and our common stock, together with the other information described elsewhere in this prospectus. If any of the following risks actually occur, our business, results of operations and financial condition could be materially affected, the trading price of our common stock could decline, and you might lose all or part of your investment.

Risks Related to Our Business

We have been named as a defendant in an alleged class action alleging violation of federal securities laws.

         The lawsuits allege that Focus and its Chairman and certain other present and former officers violated federal securities laws in connection with a number of allegedly false or misleading statements and seek certification as class actions on behalf of persons alleged to have purchased stock from July 17, 1997 to February 19, 1999 or between November 15, 1999 to March 1, 2000, respectively. Focus believes that it has consistently complied with the federal securities laws, and does not believe at this time that this litigation will result in a material adverse effect on its financial condition. Nonetheless, the management time and resources that could be required to respond effectively to such claims and to defend Focus vigorously in such litigation could adversely impact our management's administrative capabilities.

We have involved as a defendant in litigation with CRA Systems, Inc.

         In 1996 CRA Systems, Inc., a Texas corporation, and Focus entered into an agreement, the terms and nature of which were subsequently disputed by the parties. Focus contended that the transaction was simply a sale of inventory for which Focus was never paid. CRA contended otherwise. CRA brought suit against Focus for breach of contract contending that Focus grossly exaggerated the demand for the product and the margin of profit that was available to CRA regarding this project. CRA sought to recover out-of-pocket losses exceeding $100,000 and lost profits of

$400,000 to $1,000,000. A jury trial in May 2000 in federal district court in Waco, Texas, resulted in a verdict in favor of CRA for $848,000 actual damages and $1,000,000 punitive damages. On October 10, 2000, the court rendered a judgment in favor of CRA for actual damages, punitive damages, attorney's fees, costs and interest, for a total award of approximately $2,000,000. In connection with this judgment, we recorded an expense of $2.1 million in the period ended September 30, 2000. The court overruled the motion for new trial that Focus filed, and Focus now intends to pursue an appeal to the United States Court of Appeals for the Fifth Circuit in New Orleans, Louisiana. The court has granted a stay of any enforcement of the judgment pending appeal, based on the posting of a bond in the approximate amount of $2.3 million, which is the approximate amount of the judgment plus 10% to cover interest and costs of CRA.

We will need to raise additional capital which will result in further dilution of existing and future shareholders.

         Historically, we have met our short-and long-term extra cash needs through debt and the sale of common stock in private placements because cash flow from operations has been insufficient to fund its operations. Set forth below is information regarding net proceeds received in our last two fiscal years:


                     Private Offerings of    Issuance of      Exercise of Stock
                         Common Stock           Debt        Options and Warrants
                         ------------           ----        --------------------
   2000                   $1,284,000         $2,362,494         $1,120,506
   1999                   $4,413,978               --           $2,596,023


         Future capital requirements will depend on many factors, including cash flow from operations, continued progress in research and development programs, competing technological and market developments, and our ability to market our products successfully. If we require additional equity or debt financing in the future, there can be no assurance that sufficient funds will be raised. Moreover, any equity financing would result in dilution to our then-existing shareholders and any additional debt financing may result in higher interest expense.

         We may also issue additional shares in acquisitions and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans.

         The issuance of the potential shares under the equity line of credit, convertible debt, to obtain additional financing, and upon exercise of warrants, options or rights will have a dilutive impact on other stockholders and could have a negative effect on the market price of our common stock. In addition, the shares issuable to Euston Investments under the equity line of credit will be issued at a discount to the daily volume weighted average prices of our common stock during 15 trading days beginning seven days before the draw down notice to Euston. This will further dilute our outstanding shares of common stock.

We have a long history of operating losses.

         We have experienced limited profitability since inception. As of December 31, 2000, Focus and Videonics had accumulated deficits of $48,708,000 and $20,473,000, respectively. Focus incurred net losses of $12,029,000 and $1,480,000 for the years ended December 31, 2000 and 1999. Videonics has incurred estimated losses of $3,120,000 and $2,634,000 for same periods. There can be no assurance that the newly merged companies will be profitable.

Focus relies on four vendors for 90% of its product components.

         Over 90% of the components for the Company's products are manufactured on a turnkey basis by four vendors, Furthertech Company, Ltd., Samsung Semiconductor Inc., Sicon International and Asemtec Corporation. If either of these vendors experience production or shipping problems for any reason, Focus in turn could experience delays in the production and shipping of Focus products, which would have an adverse effect on our results of operations.

We rely on sales to a few major customers for a large part of our revenues.

         For the year ended December 31, 2000, approximately 15% of our revenues were derived from sales to a major distributor, and approximately 21% of our revenues were derived from sales to two major retailers. Management expects that sales to these customers will continue to represent a significant percentage of Focus' future revenues. We do not have long-term contracts requiring any customer to purchase any minimum amount of products. Furthermore, during 2000 and 1999 sales to one customer accounted for 12% and 13% of Videonics total revenues. There can be no assurance that we will continue to receive orders of the same magnitude as in the past from existing customers or we will be able to market its current or proposed products to new customers. Loss of any major customer would have a material adverse effect on the Focus business as a whole.

Our products may become obsolete very quickly.

         The computer peripheral markets are characterized by extensive research and development and rapid technological change resulting in short product life cycles. Development by others of new or improved products, processes or technologies may make our products or proposed products obsolete or less competitive. We must devote substantial efforts and financial resources to enhance our existing products and to develop new products. There can be no assurance that we will succeed with these efforts.

We are dependent on our suppliers.

         We purchase all of our parts from outside suppliers and from time to time experience delays in obtaining some components or peripheral devices. Additionally, we are dependent on sole source suppliers for certain components. We attempt to reduce the risk of supply interruption by evaluating and obtaining alternative sources for various components or peripheral devices when such sources are available. However, there can be no assurance that supply shortages will not occur in the future which could significantly increase the cost, or delay shipment of, our products, which in turn could adversely affect our results of operations.

We may not be able to protect our proprietary information.

         Although Focus has filed eight patent applications with respect to its PC-to-TV video-graphics products, currently only five patents have been issued. Focus treats its technical data as confidential and relies on internal non-disclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets to protect its proprietary information. There can be no assurance that these measures will adequately protect the confidentiality of Focus proprietary information or prove valuable in light of future technological developments.

Videonics has incurred significant delays in the introduction of new products.

         As the complexity of Videonics' product designs and feature sets continues to increase, we may continue to experience product development delays that would and has had in the past an adverse effect on the profitability of our operations. There can be no assurance that it will be successful in the timely development of new products to replace or supplement existing products or that we will be successful in integrating acquired products or technologies with its current business. Delays in new product development have had an adverse material impact on Videonics growth. Similar adverse effects on results of operations can be expected until new products are successfully introduced and accepted by end users.

Videonics typically operates without a significant amount of backlog.

         Videonics typically operates with a small amount of backlog. Accordingly, it generally does not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. Any significant weakening in customer demand would therefore have and has had in the past an almost immediate adverse impact on Videonics' operating results.

Our quarterly financial results are subject to significant fluctuations.

         We have been unable in the past to accurately forecast our operating expenses. Our revenues currently depend heavily on volatile customer purchasing patterns. If actual revenues are less than projected revenues, we may be unable to reduce expenses proportionately, and its operating results, cash flows and liquidity would likely be adversely affected.

Our Common Stock Could be Delisted From the Nasdaq SmallCap Market Which Would Make Trading in Our Stock More Difficult.

         Our common stock is traded on the Nasdaq SmallCap Market. The following are the quantitative listing requirements for a company to remain listed on the Nasdaq Small-Cap Market and Focus' status as of December 31, 2000.

                                                                                          Focus Meets
                                    Requirements                                          The Requirements
         -----------------------------------------------------------------------          ----------------
             1.  Net Tangible Assets(1)                             $2 million                  No
                                                                        or
                 Market Capitalization                              $35 million                 No
                                                                        or
                 Net Income (in latest fiscal year or
                  2 of last fiscal years)                           $500,000                    No
             2.  Public Float (shares)(2)                           500,000                     Yes
             3.  Market Value of Public Float                       $1 million                  Yes
             4.  Minimum Bid Price(3)                               $1                          No
             5.  Shareholders (round lot holders)(4)                300                         Yes
             6.  Market Makers                                      2                           Yes

             --------------------
             (1) Net tangible assets equals total assets minus total liabilities minus goodwill.

             (2) Public float is defined as shares that are not held directly or indirectly by any officer or director of the issuer and by any other person who is the beneficial owner of more than 10 percent of the total shares outstanding.

             (3) The closing price of our common stock on December 31, 2000, was
                 $0.69.

             (4) Round lot holders are considered holders of 100 shares or more.


         The closing price of our common stock on April 26, 2001, was $1.01. Furthermore, at December 31, 2000, our liabilities exceeded our net tangible assets by $691,000. Combined unaudited pro-forma information in connection with the Videonics' merger indicates that as of December 31, 2000 net tangible assets are approximately $1,848,000. See "Notes to Consolidated Financial Statements - Subsequent Events" for more information. In addition, on April 25, 2001, Carl Berg a director and shareholder of the Company agreed that within 30 days, he would convert $2.0 million of debt currently owed to him by the Company into equity. This transaction is expected to increase the Company's net tangible assets by $2.0 million, which would allow the Company to meet Nasdaq's SmallCap tangible net assets requirement.

         On April 25, 2001, the Company received notice from Nasdaq that it was subject to potential delisting for failure to file its annual report on Form 10-KSB in a timely manner. The Company is making every effort to comply with Nasdaqs requirements.

         If we continue to fail these Nasdaq Small Cap requirements, our common stock could be delisted, eliminating the only established trading market for shares of our common stock. Euston Investments can also terminate the private equity line of credit agreement if we are delisted. The issuance by us of shares of common stock to Euston Investments, or the subsequent resale by Euston Investments of those shares, in either case at a discount to the market price, may reduce the trading price of our common stock to a level below the Nasdaq minimum bid price requirement.

         In the event we are delisted from Nasdaq, we would be forced to list our shares on the OTC Electronic Bulletin Board or some other quotation medium, such as pink sheets, depending on our ability to meet the specific listing requirements of those quotation systems. As a result an investor might find it more difficult to dispose of, or to obtain accurate price quotations for, our shares. Delisting might also reduce the visibility, liquidity, and price of our common stock.

Risks Related to our Recent Acquisition of Videonics, Inc.

The anticipated benefits of the merger may not be realized.

         The success of the merger of Focus and Videonics will depend, in part, on our ability to realize the anticipated growth opportunities and synergies, from combining the businesses of Focus and Videonics. Achieving the benefits of the merger will depend in part on:

         o        effectively   and   efficiently   integrating   the  policies,
                  procedures and operations of Videonics and Focus;

         o successfully retaining and attracting key employees of the combined company, including operating management and key technical personnel, during a period of transition and in light of the competitive employment market; and

         o while integrating the combined company's operations, maintaining adequate Focus on our core businesses in order to take advantage of competitive opportunities and to respond to competitive challenges.


         If members of the management team of the combined company are not able to develop strategies and implement a business plan that achieves these objectives, the anticipated benefits of the merger may not be realized, which would have an adverse impact on our combined company and the market prices of shares of Focus common stock.

Risks Related to Our Industry

International sales are subject to significant risk.

         Protectionist trade legislation in either the United States or other countries, such as a change in the current tariff structures, export compliance laws or other trade policies, could adversely affect our companies ability to sell in international markets. Furthermore, revenues from outside the United States are subject to inherent risks related thereto, including currency rate fluctuations, the general economic and political conditions in each country. There can be no assurance that the economic crisis and currency issues, currently being experienced in certain parts of the world will not have a material adverse effect on our companies' revenue or operating results in the future.

Our businesses are very competitive.

         The computer peripheral markets are extremely competitive. Focus currently competes with other developers of video conversion products and with video-graphic integrated circuit developers. Many of our competitors have greater market recognition and greater financial, technical, marketing and human resources. Although Focus is not currently aware of any announcements by its competitors that would have a material impact on its operations, there can be no assurance that Focus will be able to compete successfully against existing companies or new entrants to the marketplace.

         The video production equipment market is highly competitive and is characterized by rapid technological change, new product development and obsolescence, evolving industry standards and significant price erosion over the life of a product. Competition is fragmented with several hundred manufacturers supplying a variety of products to this market. Videonics anticipates increased competition in the video post-production equipment market from both existing manufacturers and new market entrants. Increased competition could result in price reductions, reduced margins and loss of market share, any of which could materially and adversely affect our business, financial condition and results of operations. There can be no assurance that it will be able to compete successfully against current and future competitors.

         Videonics' competitors have greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than us. In addition, some of our competitors also offer a wide variety of video equipment, including professional video tape recorders, video cameras and other related equipment. In some cases, these competitors may have a competitive advantage based upon their ability to bundle their equipment in certain large system sales.

Risks Related to the Equity Line of Credit

We will have broad discretion over the resulting funds.

         We will have broad discretion in the use of the proceeds from the sale of common stock under the private equity line of credit agreement with Euston Investments, and any failure to apply them effectively could negatively affect our business prospects.

         We expect to use the net proceeds from the draw downs under the private equity line of credit agreement with Euston Investments Holdings Limited for general corporate purposes. We will have significant flexibility in applying the net proceeds. You will not have the opportunity to evaluate the economic, financial or other information on which we base our decisions on how to use the net proceeds. If we fail to apply the net proceeds effectively, our business could be negatively affected.

We expect to sell shares of our common stock in the future, including shares issued pursuant to the equity line of credit, and these sales may dilute the interests of other security holders and depress the price of our common stock.

         Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. We had 26,350,203 common shares issued and outstanding as of December 31, 2000. In addition, 6,021,406 stock options and warrants were outstanding as of December 31, 2000. Moreover, we may issue additional shares in acquisitions and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans.

         The issuance or even the potential issuance of shares under the equity line of credit, in connection with any other additional financing, and upon exercise of warrants, options or rights will have a dilutive impact on other stockholders and could have a negative effect on the market price of our common stock. In addition, the shares issuable to Euston Investments under the equity line of credit will be issued at a 10% discount to the average of the three lowest bid prices of our common stock for the 15-trading day period around our drawdown request, beginning seven days before the request and ending seven days after.

         As we sell shares of our common stock to Euston Investments under the equity line of credit, and then Euston Investments sells the common stock to third parties, our common stock price may decrease due to the additional shares in the market. If we decide to draw down on the equity line of credit as the price of our stock decreases, we will be required to issue more shares of our common stock for any given dollar amount invested by Euston, subject to the minimum selling price we specify. The more shares that are issued under the equity line of credit, the more our shares will be diluted and the more our stock price may decrease. This may encourage short sales, which could place further downward pressure on the price of our stock.

Item 7. Financial Statements

         The Company's consolidated financial statements and the related report of independent accountants are presented on pages F-1 to F-25 of this Annual
Report in Form 10-KSB. The consolidated  financial statements filed in this Item
7 are as follows:


                                                                                                         Page
Report of Independent Accountants....................................................................     F-1
Consolidated Balance Sheets as of December 31, 2000 and 1999.........................................     F-2
Consolidated Statements of Operations for the Years Ended December 31, 2000 and 1999.................     F-3
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000 and 1999.......     F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000 and 1999.................     F-5
Notes to Consolidated Financial Statements...........................................................     F-6

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not Applicable.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(b) of the Exchange Act

Management

         Each member of our board of directors serves for a one-year term and until their successors are elected and qualified. Our executive officers and directors as of December 31, 2000 are as follows:

        Name                           Age     Position
        ----                           ---     --------
        Thomas L. Massie                39     Chairman of the Board
        William B. Coldrick(2)          59     Vice Chairman of the Board
        Timothy E. Mahoney(1)           43     Director
        John C. Cavalier (1)(2)         59     Director
        William Dambrackas(2)           57     Director
        Brett A. Moyer                  43     Executive Vice President & Chief
                                               Operating Officer
        Thomas Hamilton                 52     Vice President of Research &
                                               Development
        William R. Schillhammer III     47     Vice President of OEM Sales
--------------------------------
(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.

Directors

         Thomas L. Massie is Chairman of the Board and a co-founder of the Company and has served in this position since inception of the company in 1992. Mr. Massie served as Chief Executive Officer of Focus during 1999 and 2000, but resigned from this position effective April 30, 2000. In August 2000, Mr. Massie became President and Chief Executive Officer of Bridgeline Software, Inc., an Internet development firm. He has more than 14 years of experience in the computer industry as well as related business management experience. From 1990 to 1992, Mr. Massie was the Senior Vice President of Articulate Systems, responsible for worldwide sales, marketing and operations. From 1986 to 1990, Mr. Massie was the Chairman of the Board, and founder of MASS Microsystems. From 1985 to 1986, Mr. Massie was the co-founder and Executive Vice President of Sales and Marketing for MacMemory, Inc. From 1979 to 1984, Mr. Massie was a Non-Commissioned Officer for the U.S. Army, 101st Airborne Division. Mr. Massie is a member of the Board of Directors of the Hockey Academy. The Hockey Academy is a private, multi-million dollar hockey program development company. Mr. Massie's term expires in 2002.

         William B. Coldrick has served as a Director of the Company since January 1993, Vice Chairman of the Company since July 1994 and as Executive Vice President of the Company from July 1994 to May 1995. Mr. Coldrick is currently a principal of Enterprise Development Partners, a consulting firm serving emerging growth companies that he founded in April 1998. From July 1996 to April 1998, Mr. Coldrick was Vice President and General Manager of Worldwide Channel Operations for the Computer Systems Division of Unisys Corp. From 1982 to 1992, Mr. Coldrick served with Apple Computer Inc. in several senior executive positions including Senior Vice President of Apple USA from 1990 to 1992. Prior to joining Apple Computer Inc. Mr. Coldrick held several sales and marketing management positions with Honeywell Inc. from 1968 to 1982. Mr. Coldrick holds a Bachelor of Science degree in Marketing from Iona College in New Rochelle, New York. Mr. Coldrick's term expires in 2001.

         John C. Cavalier has served as a Director of the Company since May 1992. He has more than 29 years of business management experience. Since November 1996, Mr. Cavalier has been President, CEO and a Director of MapInfo Corporation, a software developer. Prior thereto, Mr. Cavalier joined Amdahl Company in early 1993 as Vice President and General Manager of Huron, Amdahl's software business. He earned his undergraduate degree from the University of Notre Dame and an MBA from Michigan State University. Mr. Cavalier's term expires in 2002.

         Timothy E. Mahoney has served as Director of the Company since March 1997. He has more than 18 years of experience in the computing industry. Mr. Mahoney founded Union Atlantic LC, in 1994, a consulting company for emerging technologies and in 1999 became Chairman and COO of Vfinance.com, Inc., the parent company of Union Atlantic L.C. and Union Atlantic Capital, L.C. Since 1996, Mr. Mahoney has served as Chairman of Tallard Technologies BV, a PC products distributor / value added reseller serving Latin America. He earned his BA degree in computer science and business from West Virginia University and an MBA degree from George Washington University. Mr. Mahoney's term expires in 2001.

    William A. Dambrackas has over 22 years of management experience in the computer industry. He founded Equinox Systems (Nasdaq: EQNX) 17 years ago and since then, has served as the company's Chairman, President and Chief Executive Officer. Equinox develops high-performance server-based communications products for Internet access and commercial systems. Mr. Dambrackas also currently serves on the Board of Directors of the Florida Venture Forum, an organization that serves the needs of venture capital investors and emerging growth companies. Mr. Dambrackas has been issued three United States Patents for data communications inventions and he was honored as Delaware's "Entrepreneur of the Year" in 1984. Mr. Dambrackas' term expires in 2003. On March 6, 2001, Mr. Dambrackas resigned to allow for a seven member Board of Directors, pursuant to the terms of the merger agreement between Focus Enhancements Inc., and Videonics Inc., dated August 30, 2000. In accordance with the merger agreement, the new Board of Directors will consist of four directors of whom will be selected by the Board of Directors of Focus and three directors of whom will be selected by the Board of Directors of Videonics.

Executive Officers

    Brett A. Moyer joined the Company in May 1997, and has assumed the role of Executive Vice President of Sales & Marketing and Chief Operating Officer. Mr. Moyer brings over 10 years of global sales, finance and general management experience from Zenith Electronics Corporation, where he was most recently the Vice President and General Manager of Zenith's Commercial Products Division. Mr. Moyer has also served as Vice President of Sales Planning and Operations at Zenith where he was responsible for forecasting, customer service, distribution, MIS, and regional credit operations. Mr. Moyer has a Bachelor of Arts in Economics from Beloit College in Wisconsin and a Masters of International Management with a concentration in finance and accounting from The American Graduate School of International Management (Thunderbird).

         Thomas Hamilton joined the Company in September 1996 and has assumed the role of Chief Technology Officer. Mr. Hamilton joined the Company when the Company acquired TView, Inc. From 1992 to 1996, Mr. Hamilton was Executive Vice President and Co-Founder of TView, Inc. Mr. Hamilton grew TView from inception to a $5M per year revenue before being acquired by FOCUS. He co-developed proprietary video processing technology central to FOCUS' business. Mr. Hamilton has a BS in Mathematics from Oregon State University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Focus' directors and executive officers, and persons who own more than 10% of a registered class of Focus' equity securities, to file initial reports of ownership and reports of changes in ownership with the Commission. Such persons are required by SEC regulations to furnish Focus with copies of all Section 16(a) forms they file.

    Based solely on Focus' review of the copies of such forms received by it or written representations from certain reporting persons, that no other reports were required, Focus believes that all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with during this year ended December 31, 2000.


New Directors and Officers - Acquisition of Videonics

    Pursuant to the terms of the merger agreement between Focus Enhancements Inc., and Videonics Inc., dated August 30, 2000, it was agreed that the composition of the Board of Directors of Focus would be modified to consist of seven directors, four of whom will be selected by the Board of Directors of Focus and three of whom will be selected by the Board of Directors of Videonics. It was also agreed that Thomas L. Massie would remain as Chairman of the Board of Focus for the remainder of his current term.

    In connection with the acquisition of Videonics on January 16, 2001, the following individuals were appointed to serve as executive officers of Focus:

            Michael L. D'Addio, the Chief Executive Officer of Videonics, became the President and Chief Executive Officer of Focus.

            Jeffrey A. Burt,  the Vice  President  of  Operations  of  Videonics
               became the Vice President of Operations for Focus.

            Gary L. Williams,  the Vice President of Finance and Chief Financial
               Officer of Videonics, became the Vice President of Finance and Chief Financial Officer of Focus.

    On March 6, 2001, Focus' director William Dambrackas resigned, to allow for the appointment of three Videonics directors in accordance with the merger agreement. In conjunction with the resignation, the following three Videonics directors were appointed to the Focus Board of Directors:

             Michel L. D'Addio
             Carl E. Berg
             N. William Jasper, Jr.


New Directors

         Michael L. D'Addio, joined Focus to serve as its President and Chief Executive Officer on January 16, 2001 in connection with the acquisition of Videonics Inc. Mr. D'Addio was a co-founder of Videonics, and had served as Chief Executive Officer and Chairman of the Board of Directors since Videonics' inception in July 1986. In addition Mr. D'Addio served as Videonics' President from July 1986 until November 1997. From May 1979 through November 1985 Mr. D'Addio served as President, Chief Executive Officer and Chairman of the Board of Directors of Corvus Systems, a manufacturer of small computers and networking systems. Mr. D'Addio holds an A.B. degree in Mathematics from Northeastern University.

         Carl E. Berg, a co-founder of Videonics, has served on Videonics' Board of Directors since June 1987. Mr. Berg is currently Chief Executive Officer, President and a director for Mission West Properties, a real estate company. Mr. Berg is also a member of the Board of Directors of Integrated Device Technology, Inc., Valence Technology, Inc., and Systems Integrated Research.

         N. William Jasper, Jr. joined the Board of Directors of Videonics in August 1993. Since 1983, Mr. Jasper has been the President and Chief Operating Officer of Dolby Laboratories, Inc.

New Officers

         Jeffrey A. Burt joined Focus to serve as its Vice President of Operations on January 16, 2001 in connection with the acquisition of Videonics Inc. Mr. Burt had served as Vice President of Operations of Videonics since April 1992. From August 1991 to March 1992, Mr. Burt served Videonics as its Materials Manager. Prior to that time, from October 1990 until July 1991, Mr. Burt acted as a consultant to Videonics in the area of materials management. From May 1989 to October 1990, Mr. Burt served as the Director of Manufacturing of On Command Video. Mr. Burt holds a B.A. degree in Economics from the University of Wisconsin at Whitewater.

         Gary L. Williams joined Focus to serve as its Vice President of Finance & CFO on January 16, 2001 in connection with the acquisition of Videonics Inc. Mr. Williams had served Videonics as its Vice President of Finance, Chief Financial Officer and Secretary since February 1999. From February 1995 to January 1999, Mr. Williams served as Videonics' Controller. From July 1994 to January 1995, he served as Controller for Western Micro Technology, a publicly traded company in the electronics distribution business. From January 1990 to June 1994, Mr. Williams worked in public accounting for Coopers & Lybrand LLP. Mr. Williams is a Certified Public Accountant and has a Bachelors Degree in Business Administration, with an emphasis in Accounting from San Diego State University.

Employment Agreements - New Officers

    Focus and Michael D'Addio are parties to an employment contract effective January 16, 2001. Pursuant to this employment contract, Mr. D'Addio serves as Chief Executive Officer and President. Mr. D'Addio's base salary shall be $190,000 per year. In addition, Mr. D'Addio was granted 500,000 stock options which vest over a three year period. Under the option plan, these options accelerate, so as to be immediately exercisable if Mr. D'Addio is terminated without cause during the term of the contract. The employment contract provides for bonuses as determined by the Board of Directors and employee benefits, including health and disability insurance, in accordance with the Focus' policies. The agreement terminates on December 31, 2003.

         Mr. Burt and Mr. Williams have entered into Key Employee Agreements to provide for the acceleration of option vesting under certain circumstances upon a change in control as defined in those agreements.

Item 10.   Executive Compensation


         The following table summarizes the compensation we paid or accrued for services rendered for the years ended December 31, 1998, 1999 and 2000, to our Chief Executive Officer and each of the four other most highly compensated executive officers who earned more than $100,000 in salary and bonus for the year ended December 31, 2000.

                                                  Summary Compensation Table

                                                                                        Long-Term
                                                                                       Compensation
                                                   Annual Compensation(1)(2)             Options/
                                              ------------------------------------    ---------------
Name and                                       Year     Salary ($)     Bonus($)          SARs(3)
                                               ----     ----------     --------          -------
Principal Position
Thomas L. Massie                               2000    $   85,929            --           100,000
Chairman of the Board(4)                       1999    $  150,000    $   69,154           100,000
                                               1998    $  150,000    $  132,833           200,000

Christopher P. Ricci                           2000    $  134,503    $   15,220           175,000
Sr. Vice President and General Counsel(5)      1999    $  150,000    $   15,200            45,000
                                               1998    $  150,000    $   27,500           125,000

Brett Moyer                                    2000    $  154,999    $   23,521(6)        200,000
Executive Vice President & Chief               1999    $  130,000    $   63,724(6)         40,000
Operating Officer                              1998    $  130,000    $   41,000(6)        100,000

Thomas Hamilton                                2000    $  135,000    $    3,445           125,000
Vice President of Research                     1999    $  129,192            --           175,000
                                               1998    $  110,000    $    5,000            25,000

William Schillhammer                           2000    $  106,666    $   29,369(6)        125,000
Vice President of OEM Sales                    1999    $   95,000    $   52,900(6)         40,000
                                               1998    $   85,000    $   22,204(6)        122,000

(1) Includes salary and bonus payments earned by the named officers in the year indicated, for services rendered in such year, which were paid in the following year.
(2) Excludes perquisites and other personal benefits, the aggregate annual amount of which for each officer was less than the lesser of $50,000 or 10% of the total salary and bonus reported.
(3) Long-term compensation table reflects the grant of non-qualified and incentive stock options granted to the named persons in each of the periods indicated. Includes repriced options for 1998.
(4) During 1998, 1999 and through April of 2000, Mr. Massie served as President and Chief Executive Officer of Focus. On May 1, 2000, Focus entered into a separation agreement with Mr. Massie whereby the parties agreed to sever Mr. Massie's employment relationship effective April 30, 2000. Mr. Massie remained Chairman of the Focus Board of Directors and, in addition, Focus and Mr. Massie entered into a consulting agreement on May 1, 2000. Mr. Massie was paid $88,000 in consulting compensation in 2000. In addition, the Company agreed to forgive notes due the Company from Mr. Massie that totaled $140,000. For a discussion of these agreements, see "--Subsequent Separation and Consulting Agreements."
(5) On September 6, 2000, Mr. Ricci resigned from his position as Senior Vice President and General Counsel of Focus. He continued to work for the Company on a part time basis through April 30, 2001.
(6) Includes compensation based on sales commissions.


Stock Option Plans

         Focus maintains various qualified and non-qualified stock option plans for its officers and directors. As of December 31, 2000, 5,083,637 options to purchase common stock remained available for grant. These amounts include options that were approved under the 2000 Non-Qualified Stock Option Plan.

2000 Non-Qualified Stock Option Plan

    On April 27, 2000, the Board of Directors of Focus adopted the 2000 Non-Qualified Stock Option Plan, subject to approval by Focus shareholders. On August 15, 2000 the maximum number of options available under the 2000 Plan was increased from 3,000,000 to 5,000,000 in order to accommodate requirements in connection with the acquisition of Videonics. The plan was approved by the stockholders of Focus on December 28, 2000.

    The exercise price per share of options granted under the 2000 Plan is 100% of the fair-market value of Focus' common stock on the date the plan was approved by Focus shareholders (December 28, 2000.) Options granted under this plan generally vest over a period of three years.

    The five (5) members of the Board of Directors of Focus were each granted 100,000 options under this plan. Mr. Massie was granted a total of 100,000 options under the 2000 Plan for the year ended December 31, 2000.

    The following tables sets forth as to the Chairman and each of the other executive officers named in the Summary Compensation Table, certain information with respect to options to purchase shares of common stock of Focus as of and for the year ended December 31, 2000.


                                                   Option/SAR Grants in 2000

                                           Number of
                                          Securities        % of Total
                                          Underlying       Options/ SARs
                                         Options/ SARs      Granted to       Exercise Or
                                            Granted        Employees in       Base Price
Name                                         (#)(1)          2000(2)        ($/per Share)       Exp. Date
----                                         ------          -------        -------------       ---------
Thomas L. Massie                             100,000          3.82%            $ 0.5625           12/28/05
Christopher P. Ricci                         175,000          6.70%            $ 0.5625           12/28/05
Brett Moyer                                  200,000          7.65%            $ 0.5625           12/28/05
Bill Schillhammer                            125,000          4.79%            $ 0.5625           12/28/05
Thomas Hamilton                              125,000          4.79%            $ 0.5625           12/28/05

(1) The purpose of Focus' stock option plans, is to provide incentives to employees, directors and consultants who are in positions to make significant contributions to Focus.
(2) Focus granted options to purchase a total of 2,611,875 shares of common stock to employees and directors in 2000.

    The following table sets forth information concerning options exercised during fiscal year 2000 and the value of unexercised options as of December 31, 2000 held by the executives named in the Summary Compensation Table above.


                         Aggregated Option/SAR Exercises in 2000 and Fiscal Year-End Option/SAR Values


                               Number of Securities          Value of Unexercised
                               Shares                       Underlying Unexercised                 In-the-Money
                            Acquired on      Value         Options/SARs at Year-End        Options/SARs at Year-End(1)
                              Exercise      Realized       ------------------------        ---------------------------
                                (#)           ($)         Exercisable   Unexercisable      Exercisable   Unexercisable
                                ---           ---         -----------   -------------      -----------   -------------
Thomas L. Massie                 --            --           438,891        211,109        $     2,889   $    10,111
Christopher P. Ricci             --            --           167,222        136,110        $     5,056   $    17,694
Brett Moyer                      --            --           174,445        215,554        $     5,778   $    20,222
William Schillhammer             --            --           117,447        169,553        $     3,611   $    12,638
Thomas Hamilton                  --            --            94,446        222,220        $     3,611   $    12,639


(1) Value is based on the difference between option exercise price and the closing price as quoted on the NASDAQ SmallCap Market at the close of trading on December 31, 2000 ($0.69) multiplied by the number of shares underlying the option.

Employment Agreements

         Focus and Brett Moyer are parties to an employment contract effective May 15, 1997, as amended to date, which renews automatically after December 31, 2000, for one year terms, subject to certain termination provisions. Pursuant to this employment contract, Mr. Moyer serves as Executive Vice President & Chief Operating Officer. This employment contract requires acceleration of vesting of all options held by Mr. Moyer so as to be immediately exercisable if Mr. Moyer is terminated without cause during the term of the contract. The employment contract provides for bonuses as determined by the Board of Directors and employee benefits, including health and disability insurance, in accordance with the Focus' policies. In May 2000, Mr. Moyer's employment contract was amended to extend the term until May 1, 2002, which renews automatically after May 1, 2002 for successive one year terms, subject to certain termination provisions.

         Focus and Christopher Ricci were parties to an employment contract effective March 1, 1998, as amended to date, which renewed automatically after December 31, 2000, for one year terms, subject to certain termination provisions. Pursuant to this employment contract, Mr. Ricci served as our Senior Vice President, General Counsel and Secretary. This employment contract required the acceleration of vesting of all options held by Mr. Ricci so as to be immediately exercisable if Mr. Ricci is terminated without cause during the term of the contract. On September 6, 2000, Mr. Ricci resigned from his position as Senior Vice President, General Counsel and Secretary. Mr. Ricci's employment agreement was terminated on that date and replaced with a new agreement providing for his employment by Focus on a part time basis, terminating April 30, 2001, unless sooner terminated by both parties. The part-time consulting agreement provides that Mr. Ricci shall continue to hold all of the stock options previously granted to him and requires the acceleration of vesting of all options held by Mr. Ricci so as to be immediately exercisable if Mr. Ricci is terminated without cause during the term of the contract.

         Focus and Thomas Hamilton are parties to an employment contract effective October 17, 1996, as amended to date, which renews automatically after December 31, 1998, for one year terms, subject to certain termination provisions. Pursuant to this employment contract, Mr. Hamilton serves as Vice President of Research & Development. This employment contract requires the acceleration of vesting of all options held by Mr. Hamilton so as to be immediately exercisable if Mr. Hamilton is terminated without cause during the term of the contract. The employment contract provides for bonuses as determined by the Focus Board of Directors and employee benefits, including health and disability insurance, in accordance with Focus' policies.

Subsequent Separation and Consulting Agreements

    On May 1, 2000, Focus entered into a separation agreement with Mr. Massie whereby the parties agreed to sever Mr. Massie's employment relationship effective April 30, 2000. Mr. Massie remains on the Board of Directors of Focus and any options granted by Focus will continue to vest under their current terms for as long as he remains a director or a consultant, whichever is longer. In addition, under the severance agreement, Focus (i) paid Mr. Massie for all accrued vacation and unpaid bonuses; and (ii) will forgive two notes totaling $140,000, including all interest, owed by Mr. Massie to Focus over eight (8) fiscal quarters, ending June 30, 2002. On December 28, 2000, the Compensation Committee of Focus agreed to forgive the remaining amount due under the two notes.

    In addition, Focus and Mr. Massie entered into a Consulting Agreement on May 1, 2000, whereby Mr. Massie receives a monthly consulting fee of $11,000 plus expenses. Pursuant to the agreement, Mr. Massie will assist Focus in financial matters, including but not limited to, the raising of long term capital, planing product development, advising on merger and acquisitions, and recruiting a new president for Focus. The minimum amount due under this agreement is $110,000. As of December 31, 2000, the Company had paid Mr. Massie a total of $88,000 under the agreement.


Compensation of Directors

    Non-employee directors are reimbursed for out of pocket expenses incurred in attending the meetings. No director who is an employee receives separate compensation for services rendered as a director. Non-employee directors are eligible to participate in our stock option plan.


Repricing of Stock Options/Additional Option Plans

         On March 19, 1997, the Focus Board of Directors elected to terminate the 1995 Directors Stock Option Plan and all options granted thereunder. By a unanimous vote, the Focus Board of Directors established the 1997 Directors Stock Option Plan and authorized the grant of options to purchase up to 1,000,000 shares of common stock under the 1997 Directors Stock Option Plan. On March 19, 1997, options to purchase 200,000 shares at an exercise price of $1.88 per share were granted to Mr. Cavalier, options to purchase 100,000 shares at an exercise price of $1.88 per share were granted to each of Messrs. Coldrick and Mahoney and options to purchase 50,000 shares at an exercise price of $1.88 per share were granted to a now former director. All of the options are subject to various vesting provisions.

         On September 1, 1998, Focus repriced all employee and director options under all plans to $1.22 per share for those options priced in excess of this value. This price represented the closing market price of Focus' common stock on September 1, 1998.

         On September 1, 1998, the Focus Board of Directors approved the 1998 Non-Qualified Stock Option Plan. The 1998 Plan authorized the grant on September 1, 1998 of stock options for 75,000 shares of common stock to each of Mr. Mahoney and Mr. Coldrick and for 100,000 shares to Mr. Cavalier, each of whom is neither an employee nor officer of Focus. Upon joining the Board of Directors, on April 22, 1999, Mr. Dambrackas was granted a stock option for 100,000 shares of common stock.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock on April 26, 2001 by (i) each person known to the Company who beneficially owns 5% or more of the 31,046,478 outstanding shares of its Common Stock, (ii) each director of the Company, (iii) each executive officer identified in the Summary Compensation Tables above, and
(iv) all directors and executive officers of the Company as a group. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law.

                                                                 Percentage of
                                                                Number of Shares            Outstanding
                            Name                               Beneficially Owned         Common Stock(1)
                            ----                               ------------------         ---------------
Thomas L. Massie(2).........................................        694,135                     2.2%
Michael L. D'Addio(3).......................................        871,378                     2.8
Carl E. Berg(4).............................................      1,281,949                     4.1
John C. Cavalier(5).........................................         94,445                     *
William B. Coldrick(6)......................................        186,111                     *
William Jasper(7)...........................................         38,968                     *
Timothy E. Mahoney8)........................................         94,444                     *
Brett A. Moyer(9)...........................................        242,323                     *
Jeffery Burt(10)............................................         92,486                     *
Thomas Hamilton(11).........................................        126,140                     *
William R. Schillhammer III(12).............................        158,808                     *
Gary L. Williams(13)........................................         92,924                     *
All executive officers and directors as a group(12
persons)(14)................................................      3,974,111                    12.8%

----------
* Less than 1% of the outstanding common stock.

(1)  Unless  otherwise   indicated,   each  person  possesses  sole  voting  and
     investment power with respect to the shares.

(2) Includes 241,356 shares of common stock held directly or indirectly by Mr. Massie. Includes 452,779 shares issuable pursuant to outstanding stock options that are exercisable at April 26, 2001, or within 60 days thereafter.

(3) Includes 794,103 shares of common stock held directly or indirectly by Mr. D'Addio. Includes 77,275 shares issuable pursuant to outstanding stock options that are exercisable at April 26, 2001, or within 60 days thereafter.

(4) Includes 1,281,949 shares of common stock held directly or indirectly by Mr. Berg.

(5) Includes 94,445 shares issuable pursuant to outstanding stock options that are exercisable at April 26, 2001 or within 60 days thereafter.

(6) Includes 186,111 shares issuable pursuant to outstanding stock options that are exercisable at April 26, 2001, or within 60 days thereafter

(7) Includes 27,214 shares of common stock held directly or indirectly by Mr. Jasper. Includes 11,754 shares issuable pursuant to outstanding stock options that are exercisable at April 26, 2001, or within 60 days thereafter.

(8) Includes 94,444 shares issuable pursuant to outstanding stock options that are exercisable at April 26, 2001, or within 60 days thereafter.

(9) Includes 40,100 shares of common stock held directly by Mr. Moyer. Includes 202,223 shares issuable pursuant to outstanding stock options that are exercisable at April 26, 2001, or within 60 days thereafter.

(10) Includes 92,486 shares issuable pursuant to outstanding stock options that are exercisable at April 26, 2001, or within 60 days thereafter.

(11) Includes 6,000 shares of common stock held directly by Mr. Hamilton. Includes 120,140 shares issuable pursuant to outstanding stock options that are exercisable at April 26, 2001, or within 60 days thereafter.

(12) Includes 4,000 shares of common stock held directly by Mr. Schillhammer. Includes 154,808 shares issuable pursuant to outstanding stock options that are exercisable at April 26, 2001, or within 60 days thereafter.

(13) Includes 92,924 shares issuable pursuant to outstanding stock options that are exercisable at April 26, 2001, or within 60 days thereafter.

(14) Includes 1,579,389 shares issuable pursuant to options to purchase common stock exercisable at April 26, 2001, or within 60 days thereafter.

Item 12.  Certain Relationships and Related Transactions

    Timothy Mahoney, who is a Focus director, is a principle of vFinance.com, Inc., the parent company to Union Atlantic Capital L.C., and a partner of Union Atlantic L.C. For the years ended December 31, 2000 and 1999, Focus paid Union Atlantic L.C. $83,206 and $112,226, respectively in consulting fees in connection with equity financing agreements negotiated by Union Atlantic L.C. In addition, Union Atlantic Capital L.C. was also issued 243,833 shares of Focus common stock in lieu of investment banking fees in connection with the acquisition of Videonics Inc in January 2001.

    Carl Berg, a Focus director and shareholder as of March 6, 2001 and previous director and shareholder of Videonics Inc., had a $1,035,000 loan outstanding to Videonics Inc., that Focus assumed on January 16, 2001 in connection with the merger. This unsecured loan, bears interest at 8% per year, and is due on January 16, 2002. Accrued interest is payable at maturity. Additionally, Carl Berg loaned Focus $2.3 million to collateralize the $2.3 million bond posted in connection with the CRA litigation. The promissory note has a term of three years and bears interest at a rate of prime plus 1%. The principal amount of the note will be due at the end of its term, with interest to be paid quarterly. Under certain circumstances, including at the election of Mr. Berg and Focus, the promissory note is convertible into shares of Focus common stock generally equal to the value of the promissory note and any accrued and unpaid interest. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a security interest in first priory over substantially all of the assets of Focus.

    On February 28, 2001, Carl Berg, loaned Focus $1.0 million and agreed to loan up to an additional $1.0 million to support the Company's working capital needs. The promissory note has a due date of September 25, 2003 and bears interest at a rate of prime plus 1%. The principal amount of the note will be due at the end of its term, with interest to be paid quarterly. Under certain circumstances, including at the election of Mr. Berg and Focus, the promissory note is convertible into shares of Focus common stock generally equal to the value of the promissory note and any accrued and unpaid interest. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a security interest in first priory over substantially all of the assets of Focus.

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

    Exhibit
    Item No.                                Item and Description

      2.1 Agreement and Plan of Merger dated as of August 30, 2000 among Focus, Videonics, and PC Video Conversion (21)
      3.1         Second Restated certificate of incorporation of Focus (1)
      3.2 Certificate of Amendment to Second Restated certificate of Incorporation of Focus (3)
      3.3         Restated By-laws of Focus (1)
      4.1         Specimen certificate for Common Stock of Focus (1)
      4.2         Specimen  certificate  for  Redeemable  Common Stock  Purchase
                  Warrant (1)
      4.3 Form of Warrant Agreement between Focus, Mellon Securities Trust Company and Thomas James Associates, Inc. (1)

      4.4         Form of Warrant issued to Thomas James Associates, Inc. (1)
      5.1 Form of Opinion of Manatt Phelps & Phillips, LLP, regarding legality of shares of Focus common stock to be registered under this Registration Statement on Form SB-2*
     10.1 Amended and Restated Employment Contract between Focus and a Corporate Officer, effective January 1, 1992 (1)
     10.2         1992 Stock Option Plan, as amended (4)
     10.3 Form of Incentive Stock Option Agreement, as amended, under the 1992 Stock Option Plan, as amended (1)
     10.4 Form of Non-Qualified Stock Option Agreement, as amended, under the 1992 Stock Option Plan, as amended (1)
     10.5         1993 Non-Employee Director Stock Option Plan (4)
     10.6 Form of Non-Qualified Stock Option Agreement under the 1993 Non-Employee director Stock Option Plan (4)
     10.7 Credit Agreement between Focus, Lapis and Silicon Valley Bank dated January 20, 1994 (4)
     10.8 Promissory Note in the principal amount of $2,000,000, dated as of January 20, 1994, made by Focus and Lapis to the order of Silicon Valley Bank (4)
     10.9 Security Agreement, dated as of January 20, 1994, by Focus in favor of Silicon valley Bank (4)
     10.10 Security Agreement, dated as of January 20, 1994, by Lapis in favor of Silicon Valley Bank (4)
     10.11 Pledge Agreement, dated as of January 20, 1994, by Focus in favor of Silicon Valley Bank (4)
     10.12 Purchase and Sale Agreement, dated as of May 25, 1994, between Focus and Inline Software, Inc. (5)
     10.13 Master Purchase Agreement, dated as of August 12, 1994, between Focus and Apple Computer, Inc. (5)
     10.14 Forbearance Letter, dated as of October 6, 1994, to Focus from Silicon Valley Bank (5)
     10.15 Note and Warrant Subscription Agreement, dated as of October 18,1994, between Focus and a Private Lender (5)
     10.16 Security Agreement, dated as of October 18, 1994, between Focus and a Private Lender (5)
     10.17 Term Line of Credit Note, dated October 18, 1994, by Focus in favor of a Private Lender (5)
     10.18 Warrant W-K issued to a Private Lender, dated as of October 18, 1995 (5)
     10.19 Intercreditor and Subordination Agreement, dated as of October 18, 1994, by and between Focus, a Private Lender and Silicon Valley Bank (5)
     10.20 Debt Extension Agreement, dated as of February 22, 1995, by and between Focus and a Private Lender (5)
     10.21        1995 Non-Employee Director Stock Plan (7)
     10.22 Form of Non-Qualified Stock Option Agreement under the .995 Non-Employee Director Stock Plan (6)
     10.23 Form of Settlement Agreement between Focus and Lapis Technologies, Inc. Shareholders (7)
     10.24        Manufacturing Agreement between Focus and a manufacturer (7)
     10.25 Loan Document Modification Agreement dated as of April 5, 1996 by and between Focus, Lapis Technologies, Inc. and Silicon Valley Bank (8)
     10.26 Amended and Restated Promissory Note dated as of April 5, 1996 in favor of Silicon Valley Bank (8)
     10.27 Amendment No. 2 to the Note and Warrant Subscription Agreement dated as of June 28, 1996 between Focus and a Private Lender
                  (8)
     10.28 Amended and Restated Term Line of Credit Note dated as of June 28, 1996 in favor of a Private Lender (8)
     10.29 Security Agreement dated as of June 28, 1996 between Focus and a Private Lender (8)
     10.30        Warrant W96/6, dated June 28, 1996, issued to a Private Lender
                  (8)
     10.31 Agreement dated as of June 28, 1996 between Focus and a manufacturer (8)
     10.32 Security Agreement dated as of June 28, 1996 between Focus and a manufacturer (8)
     10.33        Amendment to Master  Purchase  Agreement  between Focus and TV
                  OEM. (10)
     10.34 Lease Agreement between Focus and Cummings Properties for the facility at 142 North Road, Sudbury, Massachusetts (10)
     10.35 Agreement of Plan of Merger dated September 30, 1996, by and among Focus, FOCUS Acquisition Corp., and TView, Inc. (9)
     10.36 Form of Stock Subscription Agreement between Focus and various investors in the December 95 offering (11)

     10.37 Form of Amendment No. 1 to Stock Subscription Agreement dated April 1996 between Focus and various investors in the December 95 Offering (11)
     10.38 Form of Warrant issued to various investors pursuant to Amendment No. 1 (11)
     10.39 Form of Subscription Agreement between Focus and various investors in the March 97 Offering (11)
     10.40 Form of Warrant issued to the placement agent in the March 97 Offering (ii)
     10.41        1997 Director Stock Option Plan (12)
     10.42        Form of Director Stock Option Agreement (12)
     10.43 Key Officer Non-Qualified Stock Option Agreement for a Corporate Officer (12)
     10.44 Key Officer Non-Qualified Stock Option Agreement for a Corporate Officer (12)
     10.45 Key Officer Non-Qualified Stock Option Agreement for a Corporate Officer (12)
     10.46 Subscription Agreement between Focus and Smith Barney Fundamental Value Fund, Inc. dated September 8, 1997 (13)
     10.47 Form of Warrant dated September 10, 1997 issued to designees of the placement agent (13)
     10.48 Lease by Wakefield Ready Mixed Concrete Co., Inc. to FOCUS Enhancements, Inc. dated December 1, 1998
     10.49 Common Stock and Warrants Purchase Agreement with AMRO International, S.A. (14)
     10.50 Form of Stock Purchase Warrant issued to AMRO International, S.A. (included as Exhibit A to the Common Stock and Warrants Purchase Agreement). (14)
     10.51 Form of Registration Rights Agreement with AMRO International, S.A. (included as Exhibit B to the Common Stock and Warrants Purchase Agreement. (14)
     10.52 Registration Rights Agreement dated as of July 29, 1998 between Focus and PC Video Conversion, Inc. (15)
     10.53 Form of Common Stock Purchase Warrant issued to Brian Swift and Edward Price. (16)
     10.54        Common Stock  Purchase  Warrant issued to Silicon Valley Bank.
                  (16)
     10.55 Common Stock and Warrant Purchase Agreement, as amended, with BNC Bach International Ltd., INC (17)
     10.56 Form of Stock Purchase warrant issued to BNC Bach International, Inc. (included as Exhibit A to the Common Stock and Warrant Agreement (17).
     10.57 Form of Registration Rights Agreement with BNC Bach International Ltd., Inc. (included as Exhibit B to the Common Stock and Warrant Purchase Agreement (17).
     10.58 Common Stock and Warrant Purchase Agreement with The Raptor Global Portfolio Ltd., The Altar Rock Fund L.P. and Roseworth Group, LTD (18)
     10.59 Form of Stock Purchase Warrant issued to The Raptor Global Portfolio Ltd. (for 87,150 shares), The Altar Rock Fund L.P. (for 350 shares) and Roseworth Group, Ltd. (for 37,500 shares) (included as Exhibit A to the Common Stock and Warrant Purchase Agreement) (18).
     10.60 Form of Registration Rights Agreement with The Raptor Global Portfolio Ltd., The Altar Rock Fund L.P. and Roseworth Group, Ltd. (included as Exhibit B to the Common Stock and Warrant Purchase Agreement.) (18)
     10.61 Contract for services to be rendered to FOCUS Enhancements, Inc. by R.J. Falkner & Company, INC (18).
     10.62 Form of Stock Purchase Warrant issued to each of R. Jerry Falkner and Richard W. West (18).
     10.63 Agreement between Union Atlantic, L.C. and FOCUS Enhancements, Inc. confirming agreement to issue warrant in exchange for fee reduction (18)
     10.64        Stock Purchase Warrant issued to Union Atlantic, L.C. (18)
     10.65 Consulting Agreement dated March 1, 2000 between Focus and William B. Coldrick (20)
     10.66 Consulting Agreement dated May 1, 2000 between Focus and Thomas L. Massie (20)
     10.67        Consulting  Agreement dated May 1, 2000 between Focus and Gary
                  M. Cebula (20)
     10.68 Separation Agreement dated May 1, 2000 between Focus and Thomas L. Massie (20)
     10.69 Separation Agreement dated April 30, 2000 between Focus and Gary M. Cebula (20)
     10.70        Separation  Agreement dated July 10, 2000 between Focus and J.
                  Stephen Wood (21)
     10.71 Consulting Agreement dated July 10, 2000 between Focus and Red & White Enterprises, Inc. (21)
     10.72 Private Equity Line of Credit Agreement dated July 28, 2000 between Focus and Euston Investments Holdings Limited (21)
     10.73 Registration Rights Agreement dated June 9, 2000 between the investor and Focus (21)

     10.74        Registration  Rights  Agreement  dated July 28,  2000  between
                  Euston Investments Holdings Limited and Focus (21)
     10.75        Common Stock Warrant and Purchase Agreement dated June 9, 2000
                  (21)
     10.76        Form of Stock Escrow Agreement (1)
     10.77        Agreement  of Merger,  dated  April 12,  1993,  between  Focus
                  Enhancement, Inc., a Massachusetts corporation, and Focus (1)
     10.78        Certificate of Merger, as filed with the Delaware Secretary of
                  State on April 12, 1993 (1)
     10.79        Articles of Merger, as filed with the Massachusetts  Secretary of State on April 14, 1993 (1)
     10.80        Agreement and Plan of Reorganization and Merger between Focus,
                  Focus  Acquisition  corporation and Lapis  Technologies,  Inc.
                  dated as of November 29, 1993 (2)
     10.81        Agreement  and Plan of Merger,  dated as of August  30,  2000, among Focus Enhancements,  Inc., PC Video Conversion, Inc. and
                  Videonics, Inc. (21)
     10.82        Promissory   Note,   dated   October  26,  2000,   from  Focus
                  Enhancements, Inc. to Carl Berg (22)
     10.83        Security  Agreement  dated  October 26,  2000,  between  Focus
                  Enhancements, Inc. and Carl Berg (22)
     10.84        2000 Stock Option Plan (23)
     10.85        Employment agreement between Focus Enhancements and Michael L.
                  D'Addio(24)
     10.86        Amendment to Private  Equity Line of Credit  between Focus and
                  Euston Investments Holdings Limited(24)
-----------------
      1           Filed as an exhibit to Focus's Registration  Statement on Form
                  SB-2, No. 33-60248-B, and incorporated herein by reference.
      2           Filed as an  exhibit  to  Focus's  Current  Report on Form 8-K dated November 29, 1993, and incorporated herein by reference.
      3           Filed as an  exhibit  to  Focus's  Form  10-QSB for the period
                  ended   September  30,  1995,  and   incorporated   herein  by
                  reference.
      4           Filed as an exhibit to Focus's  Form 10-KSB for the year ended
                  December 31, 1993, and incorporated herein by reference.
      5           Filed as an exhibit to Focus's  Form 10-KSB for the year ended
                  December 31, 1994, and incorporated herein by reference.
      6           Filed, as an exhibit to Focus's Registration Statement on Form
                  S-8, No.  33-80651,  filed with the Commission on December 19,
                  1995, and incorporated herein by reference.
      7           Filed as an exhibit to Focus's Registration  Statement on Form
                  SB-2, No. 33-80033, and incorporated herein by reference.
      8           Filed as an  exhibit  to  Focus's  Form  10-QSB for the period ended June 30, 1995, and incorporated herein by reference.
      9           Filed as an exhibit to Focus's Form 8-K dated November 4, 1996
     10           Filed as an exhibit  to Focus  Form  10-KSB for the year ended
                  December 31, 1995 and incorporated herein by reference.
     11           Filed as an exhibit to Focus's Registration  Statement on Form
                  S-3, No. 333-26911, filed with the Commission on May 12, 1997, and incorporated herein by reference.
     12           Filed as an exhibit to Focus's Registration  Statement on Form
                  S-8, No.  333-33243,  filed with the  Commission  on August 8,
                  1997, and incorporated herein by reference.
     13           Filed as an exhibit to Focus's  Form 8-K dated  September  10,
                  1997
     14           Filed as an exhibit to Focus's Registration  Statement on Form
                  S-3,  No.  333-81177,  filed with the  Commission  on June 21,
                  1999, and incorporated herein by reference.
     15           Filed as an exhibit to Focus's  Form 10-QSB  dated  August 14,
                  1998 and incorporated herein by reference.
     16           Filed as an exhibit to Focus's  Form 10-QSB dated May 17, 1999 and incorporated herein by reference.
     17           Filed as an exhibit to Focus's Registration  Statement on Form
                  S-3, No. 333-82163, filed with the Commission on July 2, 1999, and incorporated herein by reference.
     18           Filed as an exhibit to Focus's Registration Statements on From
                  S-3, No.  333-94621,  filed with the Commission on January 13,
                  2000, and incorporated herein by reference.

     19 Filed as an exhibit to Focus' Form 10-QSB dated May 22, 2000 and incorporated herein by reference.
     20 Filed as an exhibit to Focus' Form l0-QSB dated August 21, 2000, and incorporated herein by reference.
     21 Filed as an exhibit to Focus' Current Report on Form 8-K dated September 8, 2000, and incorporated herein by reference.
     22 Filed as an exhibit to Focus' Current Report on Form 8-K dated October 31, 2000, as amended by Focus' Current Report on Form 8-K/A dated November 2, 2000, and incorporated herein by reference.
     23 Filed as an exhibit to Focus' Registration Statement on Form S-4 filed on October 30, 2000 as amended, incorporated herein by reference.
     24 Filed as an exhibit to Focus' Registration Statement on Form SB-2 filed on February 7, 2001, incorporated herein by reference.

     (b) Reports on Form 8-K

     On October 31, 2000, the Company filed a Current Report on Form 8-K with the Commission announcing that on October 26, 2000, it had issued a secured promissory note in the principal amount of $2,362,494 to Carl Berg, a shareholder and director of Videonics, Inc. ("Videonics"). The promissory note was issued in connection with a loan made to Focus by Mr. Berg for the purpose of collateralizing a $2.3 million bond to be posted in connection with Focus' litigation with CRA Systems, Inc.

     On November 2, 2000, the Company filed a Current Report on Form 8-K with the Commission updating its previously filed Form 8-K on October 31, 2000.

                        Report of Independent Accountants

To the Board of Directors and Stockholders of FOCUS Enhancements, Inc. Campbell, California

We have audited the accompanying consolidated balance sheets of FOCUS Enhancements, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FOCUS Enhancements, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As indicated in Note 10, the Company has been previously named in two consolidated class action lawsuits. The complaints allege that the Company, its Chairman, and its Chief Financial Officer violated federal securities laws in connection with a number of allegedly false or misleading statements and seek certification as a class action and certain unquantified damages. The Company continues to contest this litigation vigorously.



/s/ WOLF & Company, P.C.


Wolf & Company, P.C.

Boston, Massachusetts
April 27, 2001

                                                Focus Enhancements, Inc.

                                               Consolidated Balance Sheets

                                                                                                   December 31,
                                                                                         ------------------------------
                                                                                             2000              1999
                                                                                         ------------      ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                              $    352,072      $  3,736,517
  Certificates of deposit                                                                   1,263,153           534,091
  Restricted collateral deposit                                                             2,362,494              --
  Accounts receivable, net of allowances of $1,042,000 and $1,402,000 at
    December 31, 2000 and 1999, respectively                                                1,778,056         2,913,005
  Inventories                                                                               2,094,869         3,588,702
  Prepaid expenses and other current assets                                                    43,354           240,732
                                                                                         ------------      ------------
    Total current assets                                                                    7,893,998        11,013,047

Property and equipment, net                                                                   394,830           968,594
Capitalized software development costs                                                        727,574         2,122,450
Other assets, net                                                                             489,972           287,116
Goodwill, net                                                                                 274,245           624,277
                                                                                         ------------      ------------
    Total assets                                                                         $  9,780,619      $ 15,015,484
                                                                                         ============      ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Notes payable                                                                          $       --        $  1,006,258
  Current portion of long-term debt                                                           363,877           312,556
  Obligations under capital leases, current portion                                           100,018           129,451
  Accounts payable                                                                          3,376,653         3,413,285
  Accrued liabilities                                                                       1,681,528           518,726
  Accrued legal judgement                                                                   2,147,722              --
                                                                                         ------------      ------------
    Total current liabilities                                                               7,669,798         5,380,276

Convertible notes payable to shareholder                                                    2,362,494              --
Obligations under capital leases, non-current                                                 101,984           202,002
Long-term debt, net of current portion                                                         63,560           226,041
                                                                                         ------------      ------------

    Total liabilities                                                                      10,197,836         5,808,319
                                                                                         ------------      ------------

Commitments and contingencies

 Stockholders' equity (deficit)
  Preferred stock, $.01 par value; authorized 3,000,000 shares; none issued                      --                --
  Common stock, $.01 par value; 30,000,000 shares authorized, 26,350,203 and 24,504,203 shares issued at December 31, 2000 and 1999,
    respectively                                                                              263,502           245,042
  Additional paid-in capital                                                               48,726,937        46,340,891
  Accumulated deficit                                                                     (48,707,526)      (36,678,638)
  Treasury stock at cost, 450,000 shares                                                     (700,130)         (700,130)
                                                                                         ------------      ------------
  Total stockholders' equity (deficit):                                                      (417,217)        9,207,165
                                                                                         ------------      ------------
    Total liabilities and stockholders' equity (deficit):                                $  9,780,619      $ 15,015,484
                                                                                         ============      ============


                  The accompanying notes are an integral part of the consolidated financial statements.

                                                Focus Enhancements, Inc.

                                          Consolidated Statements Of Operations

                                                                                        Years ended December 31,
                                                                                 --------------------------------------
                                                                                     2000                     1999
                                                                                 ------------              ------------
Net sales                                                                        $ 15,232,856              $ 16,832,985
Licensing fees                                                                           --                     350,000
                                                                                 ------------              ------------
  Net revenues                                                                     15,232,856                17,182,985

Cost of goods sold                                                                 11,786,570                10,543,997
                                                                                 ------------              ------------

  Gross profit                                                                      3,446,286                 6,638,988
                                                                                 ------------              ------------

Operating expenses:
  Sales, marketing and support                                                      3,821,516                 3,969,705
  General and administrative                                                        3,798,049                 1,878,045
  Research and development                                                          1,311,556                 1,400,732
  Depreciation and amortization expense                                             1,131,898                   557,303
  Restructuring expense                                                               723,580                      --
  Write-down of capitalized software                                                2,289,113                      --
  Impairment of goodwill                                                               62,899                      --
                                                                                 ------------              ------------

    Total operating expenses                                                       13,138,611                 7,805,785
                                                                                 ------------              ------------

    Loss from operations                                                           (9,692,325)               (1,166,797)

  Interest expense, net                                                              (268,390)                 (531,023)
  Legal judgement expense                                                          (2,147,722)                     --
  Other income, net                                                                    81,694                   138,002
  Gain on securities available for sale                                                  --                      80,115
                                                                                 ------------              ------------

    Loss before income taxes                                                      (12,026,743)               (1,479,703)

  Income tax expense                                                                    2,145                      --
                                                                                 ------------              ------------

    Net loss                                                                     $(12,028,888)             $ (1,479,703)
                                                                                 ============              ============

Loss per common share:
  Basic                                                                          $      (0.48)             $      (0.08)
                                                                                 ============              ============
  Diluted                                                                        $      (0.48)             $      (0.08)
                                                                                 ============              ============

Weighted average common shares outstanding:
  Basic                                                                            25,224,698                18,743,698
                                                                                 ============              ============
  Diluted                                                                          25,224,698                18,743,698
                                                                                 ============              ============


                  The accompanying notes are an integral part of the consolidated financial statements.

                                                      Focus Enhancements, Inc.

                                           Consolidated Statements Of Stockholders' Equity
                                               Years Ended December 31, 2000 and 1999


                                                                  Common Stock
                                                        ---------------------------------           Additional          Accumulated
                                                           Shares               Amount           Paid-in Capital          Deficit
                                                        ------------         ------------        ---------------       ------------
Balance at  December 31, 1998                             18,005,090         $    180,051         $ 38,913,304         $(35,198,935)
Issuance of common stock
 upon exercise of stock
 options and warrants                                      2,215,780               22,158            2,573,865                 --
Issuance of common stock
 from private offerings,
 net of issuance costs
 of $286,022                                               4,183,333               41,833            4,372,145                 --
Common stock issued in
 settlement of accounts payable                              100,000                1,000              322,260                 --
Common stock warrants issued
 for services and debt                                          --                   --                159,317                 --
Repayment of note
 receivable-common stock                                        --                   --                   --                   --
Net loss                                                        --                   --                   --             (1,479,703)
                                                        ------------         ------------         ------------         ------------
Balance at December 31, 1999                              24,504,203         $    245,042         $ 46,340,891         $(36,678,638)
                                                        ------------         ------------         ------------         ------------
Issuance of common stock
 upon exercise of stock
 options and warrants                                        446,000                4,460            1,116,046                 --
Issuance of common stock
 from private offerings,
 net of issuance costs
 of $216,000                                               1,400,000               14,000            1,270,000                 --
Net loss                                                        --                   --                   --            (12,028,888)
                                                        ------------         ------------         ------------         ------------
Balance at December 31, 2000                              26,350,203         $    263,502         $ 48,726,937         $(48,707,526)
                                                        ============         ============         ============         ============



                                                                        Note                                               Total
                                                                     Receivable                Treasury                Stockholders'
                                                                   Common Stock                  Stock                    Equity
                                                                   ------------              ------------              ------------
Balance at December 31, 1998                                       $   (316,418)             $   (700,130)             $  2,877,872
Issuance of common stock upon exercise
  of stock options and warrants                                            --                        --                   2,596,023
Issuance of common stock from private offerings,
  net of issuance costs of $286,022                                        --                        --                   4,413,978
Common stock issued in settlement of accounts payable                      --                        --                     323,260
Common stock warrants issued for services and debt                         --                        --                     159,317
Repayment of note receivable-common stock                               316,418                      --                     316,418
Net loss                                                                   --                        --                  (1,479,703)
                                                                   ------------              ------------              ------------
Balance at December 31, 1999                                       $       --                $   (700,130)             $  9,207,165
                                                                   ------------              ------------              ------------
Issuance of common stock upon exercise of
  stock options and warrants                                               --                        --                   1,120,506
Issuance of common stock from private offerings,
 net of issuance costs of $216,000                                         --                        --                   1,284,000
Net loss                                                                   --                        --                 (12,028,888)
                                                                   ------------              ------------              ------------
Balance at December 31, 2000                                       $       --                $   (700,130)             $   (417,217)
                                                                   ============              ============              ============


                        The accompanying notes are an integral part of the consolidated financial statements.

                                                      Focus Enhancements, Inc.

                                                Consolidated Statements Of Cash Flows

                                                                                                       Years Ended December 31,
                                                                                                   --------------------------------
                                                                                                       2000                1999
                                                                                                   ------------        ------------
Cash flows from operating activities:
Net loss                                                                                           $(12,028,888)       $ (1,479,703)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                                       1,131,898             557,303
  Amortization of discount on note payable                                                                5,563              42,344
  Common stock warrants issued for service or debt                                                         --               159,317
  Deferred income                                                                                          --               (84,212)
  Loss on securities available for sale                                                                    --               (80,115)
  Write-down of capitalized software                                                                  2,289,113                --
  Loss on disposal of fixed assets                                                                      308,354                --
  Accrued legal judgement                                                                             2,147,722                --
  Write-down of impaired goodwill                                                                        62,899                --
  Changes in operating assets and liabilities, net of the effects of acquisitions;
   Decrease (increase) in accounts receivable                                                         1,134,949            (359,866)
   Decrease in inventories                                                                            1,493,833           2,359,922
   Decrease (increase) in prepaid expenses and other assets                                            (126,730)            (13,458)
   Decrease in accounts payable                                                                         (36,632)           (563,149)
   Increase (decrease) in accrued liabilities                                                         1,162,802          (1,291,299)
                                                                                                   ------------        ------------

  Net cash used in operating activities                                                              (2,455,117)           (752,916)
                                                                                                   ------------        ------------

Cash flows from investing activities:
  Proceeds from sale of securities available for sale                                                      --               329,098
  Increase in certificates of deposit                                                                  (729,063)           (281,024)
  Additions to property and equipment                                                                  (158,936)           (512,934)
  Additions to capitalized software development costs                                                (1,193,402)         (1,644,689)
                                                                                                   ------------        ------------

Net cash used in investing activities                                                                (2,081,401)         (2,109,549)
                                                                                                   ------------        ------------

Cash flows from financing activities:
  Payments on notes payable and long-term debt                                                       (1,122,982)         (1,721,323)
  Payments under capital lease obligations                                                             (129,451)           (134,494)
  Repayment of note receivable-common stock                                                                --               316,418
  Net proceeds from private offerings of common stock                                                 1,284,000           4,413,978
  Net proceeds from exercise of common stock options and warrants                                     1,120,506           2,596,023
                                                                                                   ------------        ------------

Net cash provided by financing activities                                                             1,152,073           5,470,602
                                                                                                   ------------        ------------

Net increase (decrease) in cash and cash equivalents                                                 (3,384,445)          2,608,137
Cash and cash equivalents at beginning of year                                                        3,736,517           1,128,380
                                                                                                   ------------        ------------

Cash and cash equivalents at end of year                                                           $    352,072        $  3,736,517
                                                                                                   ============        ============


Supplemental Cash Flow Information:
  Interest paid                                                                                    $     92,261        $    441,558
  Income taxes paid                                                                                       4,165                --
  Equipment acquired under capital leases                                                                  --                24,651
  Common stock issued in settlement of accounts payable                                                    --               323,260
  Note payable issued in settlement of accounts payable                                                    --             1,700,000
  Convertible note payable issued to secure restricted collateral deposit                             2,362,494                --

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements


1. Summary of Significant Accounting Policies

         Business of the Company. FOCUS Enhancements, Inc. (the "Company" "FOCUS") is involved in the development and marketing of proprietary PC-to-TV convergence products for Windows(TM) and Mac(TM) OS based personal computers. The Company's products, which are sold globally through original equipment manufacturers (OEM's) and resellers, merge computer generated graphics and television displays for presentations, training, education, video teleconferencing, Internet viewing and home gaming markets. Based on a targeted product plan and its experience in video conversion technology, FOCUS has developed a strategy to compete in the PC-to-TV convergence industry.

         Over 90% of the components for the Company's products are manufactured on a turnkey basis by four vendors, Furthertech Company, Ltd., Sicon International, Samsung Semiconductor, Inc. and Asemtec Corporation. In the event that these vendors were to cease supplying the Company, management believes that alternative turnkey manufacturers for the Company's products could be secured. However, the Company would most likely experience delays in the shipments of its products.

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

         Use of Estimates. The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Actual results may differ from estimated amounts. Significant estimates used in preparing these financial statements related to accounts receivable allowances, stock balancing allowances, inventory valuation, recoverability of capitalized software development costs, deferred tax asset valuation, the value of equity instruments issued for services and the recoverability of goodwill related to acquisitions. It is at least reasonably possible that the estimates will change within the next year.

         Financial Instruments. The carrying amounts reflected in the consolidated balance sheets for cash, certificates of deposit, receivables and accounts payable approximate the respective fair values due to the short-term maturity of these instruments. Notes payable, capital leases and long-term debt approximate the respective fair values as these instruments bear interest at terms that would be available through similar transactions with other third parties.

         Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         Revenue Recognition. Revenue consists primarily of sales of products to original equipment manufacturers ("OEMs"), dealers and distributors. Revenues are recognized upon shipment. However, a limited number of distributor agreements do contain rights to return slow moving inventory or discontinued products held in inventory by the distributor which have not sold through to an end user. Revenue, less reserves for returns, is generally recognized upon shipment to the customer. The Company has established reserves for estimated returns, which are reflected as a reduction in trade receivables in the accompanying consolidated balance sheets.

         The Company sells software that is embedded with some of its products. Revenue from the software with products less reserves for returns, is generally recognized upon shipment to the customer. The Company does not sell any multiple element software packages.

         The Company defers revenue recognition relating to consigned sales until such products are sold through to the end customer by the distributor, or if sell through information is not available from the distributor, when cash is received from the distributors. Receipt of cash from those distributors which do not provide sell through information has historically been indicative of sell through to an end user by that distributor. Management is not aware of any circumstances that would require the return of cash to a distributor, once payment from a distributor has been received.

         Price Protection and Rebates. The Company has agreements with certain of its customers which, in the event of a price decrease, allow those customers (subject to certain limitations) credit equal to the difference between the price originally paid and the new decreased price on units either in the customers' inventories on the date of the price decrease, or on the number of units shipped to the customer for a specified time period prior to the price decrease. When a price decrease is anticipated, the Company establishes reserves against gross trade receivables for estimated amounts to be reimbursed to qualifying customers. In addition, the Company records reserves at the time of shipment for rebates.

         Concentration of Credit Risk. As of December 31, 2000, a major distributor represented approximately 27% of the Company's accounts receivable, a major retailer represented approximately 7% of the Company's accounts receivable and a second major distributor represented approximately 14% of the Company's accounts receivable. As of December 31, 1999, a major distributor represented approximately 23% of the Company's accounts receivable, a major retailer represented approximately 13% of the Company's accounts receivable and a second major distributor represented approximately 12% of the Company's accounts receivable. The Company provides credit to customers in the normal course of business with terms generally ranging between 30 to 90 days. The Company does not usually require collateral for trade receivables, but attempts to limit credit risk through its customer credit evaluation process.

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

         Property and Equipment. Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets as set forth below. Equipment leased under capital leases is stated at the present value of future lease obligations and is amortized over estimated useful lives. The Company recognizes an impairment loss to the extent the carrying value of asset exceeds the fair value of the asset. In certain circumstances the "fair value" of the asset is estimated by management, if quoted market prices are not available.

                    Category                     Depreciation Period
                    --------                     -------------------
                 Equipment                     3-5 years
                 Furniture and fixtures        5 years
                 Purchased software            1-3 years
                 Leasehold improvements        Lesser of 5 years or the term
                                                 of the lease


         Capitalized Software. Certain software development costs are capitalized when incurred under Statement of Financial Accounting Standards No.
86. Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are amortized based on the greater of: the ratio of: the current gross revenues for a product to the total current and anticipated future gross revenues for the product or the straight-line basis over the estimated useful life of the asset commencing on the date the product is released. The Company capitalized $1,193,402 and $1,644,689 of software development costs in 2000 and 1999, respectively. Amortization of capitalized software began in January 2000 and for the year ended December 31, 2000 accumulated amortization totaled $420,419.

         In the fourth quarter of 2000, the Company learned that both previously disclosed and undisclosed OEMs were significantly reducing their 2001 sales forecast for the internet set top box market citing a slower than expected adoption of internet appliances for the home. The Company's recently developed ASICs, including the FS450 and a previously unannounced chip, both were designed for this market. To date, sales of ASICs for the internet appliance market have been insignificant. In assessing the recoverability of its capitalized software development costs, the Company considered anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies.
Based on those factors, the Company reduced the carrying value of its capitalized software by $2,289,000.

         Goodwill. Goodwill resulting from business combinations is amortized on a straight-line basis over periods ranging from three to seven years. The Company evaluates the net realizable value of goodwill periodically based on a number of factors including discounted cash flow analysis, operating results, business plans, budgets and economic projections. The Company's evaluation also considers non-financial data such as market trends, customer relationships, product development cycles and changes in management's market emphasis.
Adjustments to the carrying value of goodwill are made whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Goodwill amortization for the year ended December 31, 2000 and 1999 totaled $287,000 and $171,000, respectively.

         Advertising and Sales Promotion Costs. Advertising and sales promotion costs are expensed as incurred. Advertising expense was approximately $1,718,000 and $1,756,000 for the years ended December 31, 2000 and 1999, respectively.

         Legal Fees. Legal fees are charged to expense in the period the legal services are performed.

         Research and Development. Research and development costs are expensed as incurred.

         Product Warranty Costs. The Company's warranty period for its products is generally one to three years. The Company accrues for warranty costs based on estimated warranty return rates and costs to repair.

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

         Net Income (Loss) Per Share. Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate to convertible debt and outstanding stock options and warrants. The number of common shares that would be issued under outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment to income as a result of the conversion. For the years ended December 31, 2000 and 1999, options and warrants applicable to 487,780 shares and 4,240,655 shares, respectively were anti-dilutive and excluded from the diluted earnings per share computation.

         Comprehensive Income. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain Financial Accounting Standards Board ("FASB") statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and foreign currency items, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. There was no accumulated comprehensive income at December 31, 2000 and 1999.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities.

         In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." This statement amended the effective date of SFAS 133. SFAS 133 will now be effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this pronouncement is not expected to have a material impact on the Company's results of operations, financial position or liquidity.

         During the second quarter of 2000, the Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 provided guidance on the recognition, presentation, and disclosure of revenue in financial statements. The adoption of this pronouncement did not have a material impact on the Company's results of operations, financial position or liquidity for the years ended December 31, 2000 or 1999.


2. Management's Plans

         The Company has incurred significant losses for the last two years and has a limited history of profitability. At December 31, 2000, the Company reported a stockholder deficit of $417,217.

         To date we have met our short-and long-term cash needs from the proceeds of debt, the sale of common stock in private placements and the exercise of stock options and warrants because cash flow from operations has been insufficient to fund operations. Management is assessing product lines in light of the recent merger with Videonics Inc., to identify how to enhance existing or create new distribution channels. In addition, the Company is developing and expects to release at least three new products for the year 2001. Although there can be no assurances, Management expects the Company's sales for 2001 to increase over combined pro forma revenues for 2000, as the Company begins shipments of its new products and expected synergies in its sales channels solidify.

         During 2000, management took steps to reduce costs, including the closure of its PC Video facility in Morgan Hill, CA and planning for the closure of its Wilmington, MA facility in connection with its recent acquisition of Videonics Inc., located in Campbell, CA. The Wilmington, MA facility was in fact closed on April 1, 2001 and operations, customer support and finance were moved into the Campbell, CA, facility. The remaining sales personnel relocated into a 2,800 square foot facility. In connection with this restructuring the Company expects to reduce overall personnel by 20%.

         Even with the anticipated reduction in expenses related to the restructuring and an expected increase in sales, the Company anticipates that during 2001 it will need to raise over $3.0 million to support its working capital needs and meet existing debt obligations.

         In an effort to meet those needs, the Company has entered into a Private Equity Line of Credit Agreement ("Equity Agreement") with Euston Investments ("Euston"). Under the Euston Equity Agreement the Company can issue up to 4,000,000 shares of its common stock, subject to certain restrictions, to Euston at a 10% discount to raise additional money. In addition, on February 28, 2001, the Company and Carl Berg, a Focus director and shareholder entered into an Secured Convertible Promissory Note agreement under which Mr. Berg loaned the Company $1.0 million and agreed to loan up to an additional $1.0 million to support the Company's working capital needs. (See Notes 11 and 17 to the Consolidated Financial Statements - "Stockholders' Equity - Common Stock" and "Subsequent Events - Loan from Shareholder" for more information.)

         On April 25, 2001, Mr. Berg agreed that within 30 days he would convert $2.0 million of outstanding debt of Focus owed to Mr. Berg to equity.

         As noted above, the Company reported a Stockholders' Deficit of $417,217 for the year ended December 31, 2000. After recording the merger with Videonics on January 16, 2001, on an unaudited pro forma basis, the Company is expected to report an estimated Stockholders' Equity of approximately $7,535,000. (See "Note 17 to Consolidated Financial Statements - Subsequent Events" for more information.)

         Although there can be no assurances, the Company believes that its current cash, anticipated proceeds from the Euston Equity Agreement, its borrowings from a shareholder, together with its operating cash flows, will be sufficient to meet the Company's requirements for working capital, and capital expenditures through the end of 2001.


3. Fourth Quarter Adjustments

         In the fourth quarters of 2000 and 1999, the Company sustained net losses of $6,818,000 and $1,779,000, respectively. A summary of the effect on net income of sales returns and other significant expenses follows:

Description                                            2000         1999
-----------                                      -------------   -------
  Sales returns reserve                              $ 180,000    $ 535,000
  Inventory reserve                                    668,000      389,000
  Accounts receivable reserve                          428,000      373,000
  Stock compensation                                        --      284,000
  Purchase commitment obligation                       225,000           --
  Write-off of loan to director                        140,000           --
  Write-down of capitalized software                 2,289,000           --
  Restructuring reserve                                522,000           --
  Impairment of goodwill                                63,000           --


4.  Significant Reserves

         A summary of the activity in the significant reserves relating to doubtful accounts receivable, sales returns and inventory valuation is as follows:

    Accounts Receivable Reserve

        Year Ending               Beginning                                             Ending
        December 31,               Balance          Additions       Reductions          Balance
            2000                  $295,000           624,000           397,000         $522,000
            1999                  $650,000           556,000           911,000         $295,000

    Sales Returns Reserve

        Year Ending               Beginning                                             Ending
        December 31,               Balance          Additions       Reductions          Balance
            2000                $1,107,000         2,310,000         2,897,000         $520,000
            1999                $4,910,000         1,070,000         4,873,000       $1,107,000

    Inventory Reserve

        Year Ending               Beginning                                             Ending
        December 31,               Balance          Additions       Reductions          Balance
            2000                  $399,000         1,532,000         1,178,000         $753,000
            1999                $2,168,000           906,000         2,675,000         $399,000

5. Inventories

         Inventories at December 31, consist of the following:

                                                    2000                 1999
                                                 ----------           ----------
Raw materials                                    $  825,984           $1,039,356
Work in process                                        --                171,637
Finished goods                                    1,268,885            2,377,709
                                                 ----------           ----------
Totals                                           $2,094,869           $3,588,702
                                                 ==========           ==========

         The Company periodically reviews its inventories for obsolescence and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost. In the fourth quarter of 2000, as a result of a detailed review, the Company identified certain excess and obsolete inventory items and also determined that the cost of certain inventory items required adjustments to their estimated net realizable value. As a result of this inventory review, the Company charged approximately $668,000 to expense in the fourth quarter of 2000, thereby increasing its inventory reserves to approximately $753,000 at December 31, 2000. In the fourth quarter of 1999, as a result of a detailed review, the Company identified certain excess and obsolete inventory items and also determined that the cost of certain inventory items required adjustments to their estimated net realizable value. As a result of this inventory review, the Company charged approximately $389,000 to expense in the fourth quarter of 1999, thereby increasing its inventory reserves to approximately $399,000 at December 31, 1999.


6. Property and Equipment

         Property and equipment consist of the following at:

                                                              December 31,
                                                        ------------------------
                                                           2000          1999
                                                        ----------    ----------
Equipment                                               $  382,207    $1,062,443
Furniture and fixtures                                     114,184       107,530
Leasehold improvements                                        --         295,249
Purchased software                                         366,061       246,980
                                                        ----------    ----------
                                                           862,452     1,712,202
Less accumulated depreciation and amortization             467,622       743,608
                                                        ----------    ----------

Property and equipment, net                             $  394,830    $  968,594
                                                        ==========    ==========


         Depreciation and amortization expense related to property and equipment for the years ended December 31, 2000 and 1999 totaled $424,346 and $363,707, respectively.

         In the fourth quarter of 2000, in connection with its closure of its Wilmington, MA facility, the Company recorded restructuring expenses associated with the abandonment of certain assets and capital leases. The total loss associated with the abandonment of its property and equipment totaled $369,000.


7. Other Assets

Note Receivable

         In December 2000, the Company wrote-off a $140,000 note receivable from a current director and previous officer of the Company as management and the Company's Board of Directors agreed that the Company no longer needed non Board level executive services from this individual.

Restricted Assets

         As part of the Company's acquisition of TView, Inc. in September 1996, the Company assumed a $125,000 irrevocable stand-by letter of credit with a bank to secure office space in Beaverton, Oregon. During 1997, the Company placed $125,000 in an interest bearing account at the Company's bank to secure the letter of credit. During 1999, the

Company requested and received $83,334 from the interest bearing account, thus reducing the stand-by letter of credit. The amount recorded as an other asset as of December 31, 2000 and 1999 is $41,666.


8. Notes Payable

Line of Credit, Bank

         During 2000, the Company did not maintain or utilize a commercial line of credit. On March 31, 1999, the Company repaid all monies owed on this line of credit with its commercial bank totaling approximately $637,000 from proceeds received under a $2,000,000 accounts receivable financing agreement with the same commercial bank. The agreement allowed for advances on accounts receivable not to exceed 80% of qualified invoices. Interest was charged on the outstanding balance at a rate of the prime lending rate plus 4.5%. Under the terms of this agreement the bank was issued warrants to purchase 100,000 shares of the Company's common stock at a price of $1.70 per share.

Term Loan, Bank

         During 2000, the Company did not initiate any borrowings with commercial lenders. On March 31, 1998, the Company assumed a $329,953 bank loan resulting from the purchase of certain assets and the assumption of certain liabilities of Digital Vision, Inc. The loan was paid in full at December 31, 1999.

Term Loan, Vendor

         On April 20, 1999, the Company converted certain accounts payable due to a contract manufacturer to a term note in the amount of $1,700,000 with interest at a rate of 12% per annum. On December 31, 1999, the Company and the holder of the note reached an agreement as to the settlement of the note and additional accounts payable amounts. The total agreed upon obligation was $1,669,000. On January 5, 2000, the Company repaid $1,000,000 of these obligations and on January 28, 2000, escrowed $669,000 that was paid to the holder in three equal installments on February 5, March 5, and April 5, 2000.

Long-term Debt

         Purchase of PC Video Conversion, Inc.

         On July 29, 1998, the Company issued a $1,000,000 note payable to Steve Wood in conjunction with the acquisition of PC Video providing for the payment of principal and interest at 3.5 % over a period of 36 months. At December 31, 2000, the balance was $ 427,437.

         On July 28, 2000, the Company entered into a Separation Agreement with Steve Wood. Mr. Wood was the Vice President of Pro AV engineering, former sole shareholder of PC Video Conversion, Inc., and leader of the Company's Morgan Hill, CA facility. On June 15, 2000, the Company closed the Morgan Hill facility. As part of the Separation agreement which terminated Mr. Wood's employment agreement, Mr. Wood remained a consultant until an upgrade to one of the Company's Pro AV products is completed. In return, Mr. Wood received a right to convert the promissory note into common stock of the Company following approval of the increase to the authorized common stock of the Company. The Company's stockholders approved the increase to the authorized common stock on January 12, 2001 and shortly thereafter, Mr. Wood agreed to convert the promissory note into 468,322 shares of the Company's common stock.

         Convertible Note

         Carl Berg, a Focus director and shareholder loaned Focus $2,362,494 to collateralize a $2,362,494 bond posted in connection with the CRA litigation (see Note 10.) The promissory note has a term of three years and bears interest at a rate of prime plus 1%. The interest earned on the collateral is payable to Mr. Berg. The interest payable by the Company to Mr. Berg is reduced by the amount of interest earned on the collateral. The principal amount of the note will be due at the end of its term, with interest to be paid quarterly. Under certain circumstances, including at the election of Mr. Berg and Focus, the promissory note is convertible into shares of Focus common stock generally equal to the value of the promissory note and any accrued and unpaid interest. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a security interest, in first priory, over substantially all of the assets of Focus. As of December 31, 2000 the Company had accrued interest due under the note totaling $52,061.


9. Other Income

Sale of Networking Assets

         Effective September 30, 1997, the Company sold its line of computer connectivity products to Advanced Electronic Support Products, Inc. ("AESP") for 189,701 shares of AESP common stock. The Company recorded other income in the amount of $358,288, securities available for sale in the amount of $595,000 (discounted 15% to reflect temporary restrictions on the common stock), and deferred income of $84,212. A director of the Company is also a director of AESP. In 1998 the Company recorded a loss of $346,017 on the securities available for sale as the decline in value was considered to be other than temporary. In June and July 1999, the Company sold the 189,701 shares of AESP stock yielding gross proceeds of approximately $329,000 and recognizing a gain of approximately $80,000.

Accounts Payable

         During the year ended December 31, 1999, the Company recognized a total of $71,076 of other income in connection with the release of selected obligations and the reduction of certain accounts payable. Similar income for the year ended December 31, 2000 was not significant.


10. Commitments and Contingencies

Leases

         The Company leases office facilities and certain equipment under operating leases. Under the lease agreements, the Company is obligated to pay for utilities, taxes, insurance and maintenance. Total rent expense for the years ended December 31, 2000 and 1999 was approximately $284,000 and $400,000, respectively.

         The Company leases certain computer and office equipment under capital leases with three to five-year terms. Capitalized leased assets are included in property and equipment. In connection with the Company's restructuring, the net book value of all abandoned capital leases have been written-off against the restructuring reserve. This charge approximated $179,000. The cost of assets under capital leases at December 31, 1999 was $443,874 with accumulated amortization of $135,832.

         Minimum lease commitments at December 31, 2000 are as follows:

                                           Capital Leases    Operating Leases
                                           --------------    ----------------
2001                                          $ 121,289         $  184,374
2002                                             69,078            147,834
2003                                             47,140            147,834
2004                                              1,115            111,206
2005                                                 --             89,000
                                              ---------         ----------
Total minimum lease payments                    238,622            680,248
                                                                ==========
Less amounts representing interest               36,620
                                              ---------
Present value of minimum obligations            202,002
Less current portion                            100,018
                                              ---------
Non-current portion                           $ 101,984
                                              =========


Employment Agreements

         The Company has employment agreements with certain corporate officers. The agreements are generally one to three years in length and provide for minimum salary levels. These agreements include severance payments of approximately one to three times each officer's annual compensation.

Letters of Credit

         During 2000, the Company entered into agreements with subcontractors to manufacture partially and fully completed products. As part of these agreements the Company was required to obtain from its banks an irrevocable sight letter of credit to secure payment of each order placed with these vendors. The Company was required to secure these letters of credit by depositing cash in an interest bearing account with the bank. At December 31, 2000 and 1999, respectively, the Company maintained interest bearing accounts collateralizing sight letters of credit in the amount of $1,263,153 and $534,091, respectively. These amounts are recorded in current assets as they relate to the procurement of inventory and are outstanding for periods of less than one year.

Restricted Collateral Deposit

         In connection the CRA Systems judgement, the Company posted a bond in the amount of $2,362,494 to suspend any enforcement of the judgment pending appeal. Carl Berg, a director and shareholder of the Company obtained the bond on Focus' behalf in exchange for a secured convertible note in the same amount. (See Note 8 "Convertible Note".) The bond is irrevocable and is collateralized by a certificate of deposit in the amount of $2,365,000. In the event the case is settled for less than the bond amount, the Company has agreed to utilize the proceeds to pay down any outstanding debt owed to Mr. Berg.

Purchase Commitment

         The Company agreed to purchase a minimum of $2,500,000 of cables and other products from Advanced Electronic Support Products, Inc. ("AESP") by March 29, 2001. In return, the Company received certain pricing commitments over the term of the master purchase agreement. In the event that the Company does not purchase at least $2,500,000 of cables and other products during the term of the master purchase agreement the Company must pay AESP an amount equal to 20% of the difference between $2,500,000 and the aggregate amount of purchases. The agreement allows the Company and its subcontractors, to purchase product from other sources if AESP's pricing or quality do not meet certain competitive levels and that such purchases shall reduce the minimum requirements under the agreement. As of December 31, 2000 the Company has purchased at total of $1,316,000 from AESP or from other sources which apply against the $2,500,000 obligation. The Company believes that the AESP has defaulted on certain of its obligations and is in the process of renegotiating the contract. As of April 26, 2001 the Company had not reached an agreement with AESP. As such, after reducing the minimum obligation for additional purchases made between January 1, 2001 and March 29, 2001 the Company recorded a purchasing obligation liability in the amount of $225,000 at December 31, 2000.

Restructuring Expenses

         For  the  year  ended   December   31,  2000,   the  Company   recorded
restructuring expenses totaling $724,000 related to the closure of its Morgan Hill, CA, facility and the closure of its Wilmington, MA, facility.

         The closure of the Company's Morgan Hill facility occurred in the first quarter of 2000 and restructuring charges totaled approximately $202,000. Direct expenses were comprised of inventory adjustments of approximately $118,000, payroll and benefits of approximately $57,000, travel of approximately $16,000 and lease cancellation charges of approximately $11,000. At December 31, 2000 all restructuring accruals related to the Morgan Hill closure have been utilized.

         In December 2000, the Company's Board of Directors determined that to significantly reduce the Company's cost structure it would close its Wilmington, MA facility, reduce personnel and relocate to a significantly smaller facility during the first quarter of 2001. As such, restructuring charges of $522,000 were recorded in the fourth quarter of 2000. Planned expenses are comprised of expenses related to the reduction of 16 employees in the areas of operations, customer support and finance of approximately $153,000 and equipment and lease abandonment charges of approximately $369,000. At December 31, 2000 $153,000 of restructuring reserves remained primarily related to personnel benefits associated with scheduled staffing reductions.

Litigation

         Focus has been named as a defendant in an alleged class action alleging violation of federal securities laws.

         Focus has been named as a defendant in two consolidated alleged class actions alleging violations of federal securities laws. The lawsuits allege that Focus and its Chairman and certain other present and former officers violated federal securities laws in connection with a number of allegedly false or misleading statements and seek certification of two classes, one on behalf of persons who purchased stock from July 17, 1997 to February 19, 1999 and the other on behalf of persons who purchased stock between November 15, 1999 to March 1, 2000, respectively. Defendants moved to dismiss both actions. At a March 2, 2001 hearing, the Federal District Court allowed limited discovery to occur relating to certain limited allegations as to the earlier alleged class. Focus believes that the remaining allegations will be dismissed. As to the later alleged class, the Court has taken the motion to dismiss under advisement. Focus believes that it has consistently complied with the federal securities laws, and does not believe at this time that this litigation will result in a material adverse effect on its financial condition. Nonetheless, the management time and resources that could be required to respond effectively to such claims and to defend Focus vigorously in such litigation could adversely impact our management's administrative capabilities.

         Focus is involved as a defendant in litigation with CRA Systems, Inc

         In 1996 CRA Systems, Inc., a Texas corporation, and Focus entered into an agreement, the terms and nature of which were subsequently disputed by the parties. Focus contended that the transaction was simply a sale of inventory for which Focus was never paid. CRA contended otherwise. CRA brought suit against Focus for breach of contract contending that Focus grossly exaggerated the demand for the product and the margin of profit that was available to CRA regarding this project. CRA sought to recover out-of-pocket losses exceeding $100,000 and lost profits of $400,000 to $1,000,000. A jury trial in May 2000 in federal district court in Waco, Texas, resulted in a verdict in favor of CRA for $848,000 actual damages and $1,000,000 punitive damages. On October 10, 2000, the court rendered a judgment in favor of CRA for actual damages, punitive damages, attorney's fees, costs, and interest, for a total award of approximately $2,000,000. In connection with this judgment, we recorded an expense of $2.1 million in the period ended September 30, 2000. The court overruled the motion for new trial that Focus filed, and Focus has appealed the judgment to the U.S. Court of Appeals for the Fifth Circuit in New Orleans, Louisiana. The case has not yet been submitted to the appeals court for decision. The trial court has granted a stay of any enforcement of the judgment pending appeal, based on the posting of a bond in the approximate amount of $2.3 million (being the approximate amount of the judgment plus 10% to cover interest and costs of CRA).

         Special Investigation

         In March 2000, the Company's independent auditors, Wolf & Company, P.C., brought to the attention of the Board certain matters relating to the Company's financial controls. The Board of Directors thereafter formed a special committee to investigate. The special committee engaged the law firm of Foley, Hoag & Eliot LLP, which engaged the accounting firm of Arthur Andersen LLP to aid in the investigation. Based upon its investigation, the committee has concluded that, despite his denials, an accounting manager in the Company's finance department misstated the inventory records of the Company's Pro AV series for purposes of presentation to the Company's outside auditors in connection with the audit for the year ended December 31, 1999. A revised inventory list for the Pro AV series as of December 31, 1999 was compiled in connection with the special committee's review and has been subject to audit tests performed by Wolf & Company, P.C. as part of its year end audit of the financial statements of the Company as a whole. The revised inventory figures were included in the December 31, 1999 financial statements. As such, management believes that inventory has been properly presented as of December 31, 1999 and no adjustments appeared to be necessary to prior periods. The accounting manager in question has been discharged.

         As a result of the Committee's investigation, the Company incurred accounting fees of approximately $302,000 and legal fees of approximately $292,000. These fees and expenses which were charged to earnings in the quarter ended March 31, 2000.

General

         From time to time, the Company is party to certain other claims and legal proceedings that arise in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the Company's financial position or results of operation.


11. Stockholders' Equity

Common Stock

         On January 18, 2000, the Company received net proceeds of $960,560 from the issuance of 330,000 shares of common stock resulting from the exercise of common stock warrants issued pursuant to a private placement with an unaffiliated investor.

         The Company received proceeds of $31,890 from the issuance of 30,000 shares of common stock resulting from the exercise of common stock warrants issued as partial compensation to an unaffiliated investor relations firm. These warrants were exercised on February 23, 2000 (15,000 shares) and March 2, 2000 (15,000 shares).

         On June  9,  2000,  the  Company  entered  into a  financing  agreement resulting in $1,500,000 in gross proceeds from the sale of 1,400,000 shares of common stock and the issuance of a warrant to purchase an additional 140,000 shares of common stock in a private placement, to an unaffiliated accredited investor. The warrant is exercisable until June 30, 2005 at a per-share exercise price of $1.625. In addition, Union Atlantic Capital, L.C. received a warrant to purchase 45,000 shares of common stock as compensation for brokering the private placement. The warrant is exercisable until June 30, 2005 at a per-share exercise price of $1.625. On February 7, 2001, the Company filed a preliminary registration statement under the Securities Act of 1933 to register those shares issued in connection with this transaction and for those to be issued upon exercise of the warrants. The Securities and Exchange Commission has requested that December 31, 2000 information be included in the registration statement and as such the registration statement has not yet been refilled as of April 26, 2001. The Company received proceeds from this transaction on June 9, 2000. The fees and expenses associated with this offering was $216,000 yielding net proceeds of $1,284,000. In accordance with our obligations under the agreement, the company is incurring damages of 2% per month of the gross proceeds until its registration of the shares purchased by the investor. At December 31, 2000, the Company recorded interest expense of $150,000. The investor has agreed to exchange the gross amount of calculated damages for additional common stock of Focus based on an exchange rate of 0.68. As of December 31, 2000, the Company is required to issue to the investor additional 220,000 shares of Focus common stock, to extinguish this accrued liability.

         On July 28, 2000, the Company entered into an equity line of credit agreement with Euston Investments Holdings Limited, a British Virgin Islands Corporation, for the future issuance and purchase of shares of our common stock. The equity line of credit agreement establishes what is sometimes termed an equity drawdown facility.

         In general, the investor, Euston Investments, has committed to purchase up to 4,000,000 shares of our common stock, as requested by us, at a discount to the market price over a 24 month period. The number of shares issued to Euston Investments in return for that money is determined by dividing the contracted price per share into the amount of money requested by the Company. The per share dollar amount to Euston Investments is 10% less than the average closing bid price of our common stock during a valuation period. A "valuation period" is defined as the period of fifteen trading days beginning seven trading days immediately before the Trading Day on which a drawdown is requested and ending seven trading days immediately after such date. We will receive the amount of the drawdown less an escrow agent fee of $750 and 7% placement fee payable to the placement agent, Union Atlantic Capital, L.C., which introduced Euston Investments to the Company. We are under no obligation to request a draw for any period. In lieu of providing Euston Investments with a minimum aggregate drawdown commitment, we have issued to Euston Investments a stock purchase warrant to purchase 250,000 shares of our common stock with an exercise price of $1.625. The warrant expires June 12, 2005.

         For the year ended December 31, 2000, the Company issued at various times, an additional 86,000 shares of common stock resulting from other exercises of options and warrants, receiving cash of approximately $128,056.

         For the year ended December 31, 2000, the Company was obligated to issue the following additional shares of common stock pursuant to derivative securities, instruments or agreements:

                                                         December 31, 2000
                                                         -----------------
Warrants to purchase common stock                              910,429
Options to purchase common stock                             5,110,977
Notes payable convertible into common stock                  1,889,995
AMRO's shares for untimely registration                        220,000
                                                             ---------
     Total shares of common stock obligated, under
      certain circumstances, to issue                        8,131,401
                                                             =========

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

         The aggregate fair value of all warrants issued in connection with debt financing and in connection with compensation for services in 1999 was calculated at approximately $159,000. The Company has calculated the fair value of the warrants using the Black-Scholes model and the following assumptions:

    Risk-free rate of interest                                6.0%
    Average computed life of warrants                  3 - 7 years
    Dividend yield                                            0.0%
    Volatility of common stock                       35.0% - 45.0%

Common Stock Purchase Warrants

         Common stock warrant activity is summarized as follows:

                                                                2000                            1999
                                                     --------------------------      --------------------------
                                                                    Grant Price                      Grant Price
                                                     Shares            Range          Shares            Range
                                                     ------            -----          ------            -----
Warrants outstanding at beginning of year           1,323,329      $1.06 - $9.11     1,018,329     $0.90 - $9.11
Warrants granted                                      435,000          $1.63           700,000      $1.06-$3.20
Warrants exercised                                   (369,000)     $1.06 - $4.21      (370,000)     $1.06-$1.70
Warrants canceled                                    (478,900)     $1.54 - $9.11       (25,000)       $1.48
                                                    ---------                      -----------
Warrants outstanding at end of year                   910,429      $1.25 - $4.21     1,323,329     $1.06 - $9.11
                                                    =========    ===============   ===========    ==============
Warrants exercisable at end of year                   475,429      $1.06 - $4.21     1,323,329     $1.06 - $9.11
                                                    ---------    ---------------   -----------    --------------
Weighted average fair value of warrants
 granted during the year                                             $1.30                            $0.68


1992 Stock Option Plan

         The Company's 1992 Stock Option Plan (the "Plan"), provides for the granting of incentive and non-qualified options to purchase up to approximately 1,800,000 shares of common stock. Incentive stock options may be granted to employees of the Company. Non-qualified options may be granted to employees, directors or consultants of the Company. Incentive stock options may not be granted at a price less than 100% (110% in certain cases) of the fair-market value of common stock at date of grant. Non-qualified options may not be granted at a price less than 85% of fair-market value of common stock at date of grant. As of December 31, 1999, all options granted under the plan were issued at market value at the date of grant. Options generally vest annually over a three-year period and are exercisable over a five-year period from date of grant. The term of each option under the Plan is for a period not exceeding ten years from date of grant. During 1998, the Board of Directors authorized reductions in the exercise price of certain options granted under the plan to prices reflecting the market value on the re-pricing date. As of December 31, 2000, options under the Plan to purchase 1,005,207 shares of the Company's common stock were outstanding with exercise prices of $1.00 to $1.34 per share.

1995 Key Officer Non Qualified Stock Options

         In 1995, the Board of Directors authorized the issuance to two officers warrants to purchase an aggregate of 500,000 shares of common stock at $1.10 per share. The options expire in April 2002. As of December 31, 2000, options to purchase 150,000 shares of the Company's common stock were outstanding with an exercise price of $1.10 per share.

1997 Director Stock Option Plan

         In March 1997, the Board of Directors adopted the 1997 Director Stock Option Plan (the "1997 Director Plan"), subject to stockholder approval which was received on July 25, 1997. The 1997 Director Plan authorized the grant of options to purchase up to an aggregate of 1,000,000 shares of common stock. Each non-employee director who was in office on March 19, 1997 received an automatic grant of an option to purchase shares of common stock ranging between 100,000 and 200,000 shares based on time of service. The exercise price per share of options granted under the 1997 Director Plan is 100% of the market value of the common stock of the Company on the date of grant. Options granted under the 1997 Director Plan are exercisable over a five-year period with vesting determined at varying amounts over a three year period. As of December 31, 2000, options under the 1997 Director Plan to purchase 302,692 shares of the Company's common stock were outstanding with an exercise price between $ 1.00 and $1.28 per share.

1997 Key Officer Non Qualified Stock Options

         In March 1997, the Board of Directors authorized the grant of non-qualified stock options to certain key officers of the Company (the "1997 Key Officer Agreements"). The 1997 Key Officer Agreements related to the grant of options to purchase up to an aggregate of 920,000 shares of common stock. The exercise price per share of options granted under the 1997 Key Officer Agreements equaled 100% of the market value of the common stock of the Company on the date of grant. Options granted under the 1997 Key Officer Agreements are exercisable in installments over a three-year period. As of December 31, 2000, options under the 1997 Key Officer Agreements to purchase 350,000 shares of the Company's common stock were outstanding with exercise prices of $1.22 and $1.28 per share.

1998 Director Stock Option Plan

         On September 1, 1998, the Board of Directors adopted, subject to stockholder approval, the 1998 Non-qualified Stock Option Plan (the "1998 NQSO Plan"). The 1998 NQSO Plan authorized the grant of options to purchase up to an aggregate of 1,250,000 shares of common stock. Each non-employee director who was in office on September 1, 1998 received an automatic grant of an option, subject to stockholder approval, to purchase 75,000 shares of common stock. Employee officers and directors received a grant of an option to purchase shares of common stock ranging from 10,000 to 200,000 shares based upon time of service. The exercise price per share of options granted under the 1998 NQSO Plan is 100% of the market value of the common stock of the Company on the date of grant. Options granted under the 1998 NQSO Plan are exercisable over a five-year period with vesting determined at varying amounts over a three year period. . As of December 31, 2000, options under the 1998 NQSO Plan to purchase 741,203 shares of the Company's common stock were outstanding with an exercise price between $1.06 and $1.41.

2000 Non-Qualified Option Plan

         On April 27, 2000, the Board of Directors of Focus adopted the 2000 Non-Qualified Stock Option Plan (the "2000 Plan"), subject to approval by Focus shareholders. On August 15, 2000 the maximum number of options available under the 2000 Plan was increased from 3,000,000 to 5,000,000. On December 28, 2000 the Company's stockholder's approved the 2000 Plan. Options under the Plan may be granted to employees, directors or consultants of the Company. The exercise price per share of options granted under the 2000 Plan is 100% of the market value of the common stock of the Company on the date of grant. The 2000 Plan requires that options granted thereunder will expire on the date which is five
(5) years from the date of grant. Each option granted under the 2000 Plan first becomes exercisable upon time periods set by the Compensation Committee of the Focus Board of Directors. With respect to non-executive officer employees, eight and one third percent (8 1/3%) of the shares vest every three months from grant date. Options issued to the Focus Board of Directors and the executive officers under the 2000 Plan, shall vest in equal amounts, occurring monthly over a 3 year period or upon the occurrence of certain events. As of December 31, 2000, options under the 2000 Plan to purchase 2,561,875 shares of the Company's common stock were outstanding with an exercise price of $0.56 per share.

         A summary of the status of the Company's outstanding stock options as of December 31, 2000 and 1999, and the changes during the years then ended, is presented below:

                                                             2000                                1999
                                              ----------------------------------  ----------------------------------
                                                               Weighted Average                     Weighted Average
                                                   Shares       Exercise Price         Shares        Exercise Price
                                                   ------       --------------         ------        --------------
Options outstanding at beginning of year          2,891,114         $ 1.21            3,919,396          $ 1.22
Options granted                                   2,611,875         $ 0.56            1,191,340          $ 1.17
Options exercised                                   (77,000)        $ 1.17           (1,816,125)         $ 1.53
Options canceled                                   (315,012)        $ 1.28             (403,497)         $ 1.23
                                                -----------                         -----------
Options outstanding at end of year                5,110,977         $ 0.88            2,891,114          $ 1.21
                                                ===========                         ===========
Options exercisable at end of year                1,995,123         $ 0.88              393,391          $ 1.21
                                                ===========                         ===========


         Information pertaining to options outstanding at December 31, 2000 is as follows:

                                                    Options Outstanding              Options Exercisable
                                         ----------------------------------------  -----------------------
                                                         Weighted      Weighted                    Weighted
                                                          Average       Average                     Average
Range of                                  Outstanding    Remaining     Exercise     Exercisable    Exercise
Exercise Prices                            12/31/00        Life          Price       12/31/00        Price
---------------                          ------------  ------------  ------------  ------------  ---------
$0.56 - $0.56                            2,561,875       5.0 yrs         $0.56         487,780       $0.56
$1.00 - $1.41                            2,549,102       3.0 yrs         $1.21       1,507,343       $1.21
                                         ---------                                   ---------
Outstanding at December 31, 2000         5,110,977       4.0 yrs         $0.88       1,995,123       $1.05
                                         =========                                   ========


Stock-based Compensation.

         At December 31, 2000, the Company has stock option plans and non-plan stock options that are described above. The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for stock options issued to employees. Had compensation cost for the Company's stock-based compensation plans and non- plan stock options outstanding been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                               Years ended December 31,
                                             -----------------------------
                                                  2000             1999
                                             ------------     ------------
Net loss                   As reported       $(12,028,888)    $ (1,479,703)
                           Pro forma         $(12,865,186)    $ (2,587,558)
Basic loss per share       As reported       $     (0.48)     $       (.08)
                           Pro forma         $     (0.51)     $       (.14)
Diluted loss per share     As reported       $     (0.48)     $       (.08)
                           Pro forma         $     (0.51)     $       (.14)


         Common stock equivalents have been excluded from all calculations of loss per share and pro forma loss per share in 2000 and 1999 because the effect of including them would be anti-dilutive.

         The fair value of each grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000 and 1999, respectively; dividend yield of 0.0%; expected volatility of 100% and 50%, risk-free interest rates of 6.2% and 6.0% and expected lives of 4.0 and 5.0 years.

12.  Income Taxes

         The Company and its subsidiaries file a consolidated federal income tax return. Allocation of the provision for income taxes between federal and state income taxes is as follows:

                                                    Years Ended
                                                    December 31,
                                                 -----------------
                                                 2000         1999
                                                 -----        ----
Current:
  Federal income taxes                          $   --      $    --
  State income taxes                             2,145           --
                                                 -----      -------
                                                    --           --
Deferred federal and state income taxes             --           --
                                                ------      -------
                                                $2,145      $    --
                                                ======      =======


         The differences between the provisions for income taxes from the benefits computed by applying the statutory Federal income tax rate are as follows:

                                                                  Years Ended December 31,
                                                          ------------------------------------
                                                              2000                     1999
                                                          -----------              -----------
Benefit computed at statutory rate (34%)                  $(4,081,000)             $  (503,000)
State income tax benefit, net of federal tax                 (753,000)                 (92,000)
Increase in valuation allowance on deferred tax asset       4,642,000                  546,000
Non-deductible goodwill                                        49,000                   49,000
Other                                                         145,145                        0
                                                          -----------              -----------
                                                          $     2,145              $      --
                                                          ===========              ===========


         The net deferred tax asset consists of the following:

                                                           December 31,
                                                  -----------------------------
                                                      2000              1999
                                                  ------------     ------------
Deferred tax asset                                $ 17,369,000     $ 12,727,000
Valuation allowance on deferred tax asset          (17,369,000)     (12,727,000)
                                                  ------------     ------------
Net deferred tax asset                            $       --       $       --
                                                  ============     ============

         The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

                                                                        December 31,
                                                          ---------------------------------------
                                                               2000                      1999
                                                          ------------               ------------
Net operating loss carry forward                          $ 15,273,000               $ 11,526,000
Income tax credit carry forward                                204,000                    185,000
Tax basis in excess of book basis of fixed assets              166,000                    157,000
Book inventory cost less than tax basis                        301,000                    160,000
Reserve for bad debts                                          209,000                    118,000
Tax basis in excess of book basis of other assets              466,000                    466,000
Tax basis in subsidiaries in excess of book value              936,000                    964,000
Capitalized research costs                                    (291,000)                  (849,000)
Other                                                          105,000                          0
                                                          ------------               ------------
                                                            17,369,000                 12,727,000
Valuation allowance on deferred tax asset                  (17,369,000)               (12,727,000)
                                                          ------------               ------------
Net deferred tax asset                                    $       --                 $       --
                                                          ============               ============

         A summary of the change in the valuation allowance on deferred tax assets is as follows:

                                                       Years Ended December 31,
                                                     ---------------------------
                                                        2000            1999
                                                     -----------     -----------
Balance at beginning of year                         $15,727,000     $12,181,000
Addition to the allowance for the benefit
of net operating loss carry forwards not
recognized                                             1,642,000         546,000
                                                     -----------     -----------
Balance at end of year                               $17,369,000     $12,727,000
                                                     ===========     ===========


         At December 31, 2000, the Company has the following carry forwards available for income tax purposes:

Federal net operating loss carry forwards expiring in various
amounts through 2021                                              $  38,182,000
                                                                  =============
State net operating loss carry forwards expiring in various
amounts through 2005                                              $  29,196,000
                                                                  =============
Credit for research activities                                    $     204,000
                                                                  =============

         Due to the uncertainty surrounding the realization of these favorable tax attributes, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets. The net operating loss carry forwards are subject to annual limitations based on ownership changes in the Company's common stock as provided in Section 382 of the Internal Revenue Code.


13.  Business Combinations

         Effective September 30, 1996, FOCUS acquired all of the capital stock of TView, Inc. ("TView"). The business combination was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired based on their estimated fair value. This accounting treatment resulted in approximately $716,000 of goodwill that will be amortized over its estimated benefit period of seven years. At December 31, 2000, the remaining goodwill balance was $244,000.

         On March 31, 1998, the Company acquired certain of the assets of Digital Vision, Inc. ("Digital Vision"). In accordance with this transaction, the Company recorded goodwill of approximately $1,322,000. After completion of the merger a further evaluation of the acquired product lines indicated that only two products warranted inclusion in the Company's family of products. By December 31, 1998, the expected revenue stream from this product line, which had been based on pre merger results, had declined significantly. Sales for the product dropped due to an influx of competition in this category in the fourth quarter of 1998, as the product line suffered from a limited feature set and a higher selling price when compared to the competition. The Company was hampered in meeting the competition's selling price as the Company learned that the product line was based on a bill of materials which included certain end of life components. The Company did not acquire any proprietary technology and the customer base proved to be limited. As a result of foregoing, the Company performed a discounted cash flow analysis in December 1998. The Company determined goodwill recorded on the acquisition of Digital Vision should be written down to approximately $127,000. As a result, the Company wrote-down goodwill by approximately $1,070,000. In the fourth quarter of 2000, the Company wrote-off the remaining goodwill balance, of $63,000 as the Company discontinued its sales efforts related to the Digital Vision product line.

         On July 29, 1998, the Company acquired certain assets and assumed certain liabilities of PC Video Conversion, Inc. ("PC Video"). The acquisition was accounted for as a purchase and resulted in goodwill of approximately $1,657,000. After the merger the Company determined that its sales efforts would be concentrated on PC Video's products and away from the custom engineering side of the business. By December 31, 1998, the Company determined that PC Video custom engineering accounted for a greater portion of PC Video's business than had originally been estimated and revenues dropped dramatically. The Company determined that PC Video had only a limited dealer network and that the majority of its customers would not repeat buy. In addition, PC Video lacked proprietary technology and that certain of its products had a feature set that made sales into the professional market difficult. As a result of foregoing, the Company performed a discounted cash flow analysis in December 31, 1998 and based on this analysis, the Company determined that goodwill should be written down to $195,000. As a result, in the Company wrote-down goodwill by approximately $1,441,000. At December 31, 2000, the unamortized goodwill balance is $30,000.

14.  Segment Information

         SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. The Company is organized and operates in one reportable segment which the development, manufacturing, marketing and sale of computer enhancement devices for personal computers and televisions.

         During the year ended December 31, 2000, the Company only had operations in the United States. During the year ended December 31, 1999 the Company had operations in the United States and in The Netherlands. On July 1, 1999, the Company closed its foreign subsidiary and on August 15, 1999 dissolved this entity. Sales to a major distributor as of December 31, 2000 and 1999 represented approximately $2,242,000 or 15% and $4,318,000 or 25% of the Company's revenues, respectively.

    The following table summarizes revenue by geographic area:

                                                         For the year ended,
                                                             December 31,
                                                     ---------------------------
                                                         2000            1999
                                                     -----------     -----------
United States                                        $14,365,000     $16,425,000
North America (excluding the United States)               39,000          54,000
Europe                                                   738,000         396,000
Asia                                                      91,000         308,000
                                                     -----------     -----------
     Total                                           $15,233,000     $17,183,000
                                                     ===========     ===========


15.  Employee Benefit Plan

         Effective July 1, 1998, the Company implemented a Section 401(k) Profit Sharing Plan (the "401(k) Plan") for all eligible employees. The Company may make discretionary contributions to the 401(k) Plan. Employees are permitted to make elective deferrals of up to 15% of employee compensation and employee contributions to the 401(k) Plan are fully vested at all times. Company contributions become vested over a period of five years. The Company has made no contributions to the 401(k) Plan as of December 31, 2000.


16.  Related Party Transactions

         Timothy Mahoney, who is a Focus director, is a principle of vFinance.com, Inc., the parent company to Union Atlantic Capital L.C., and a partner of Union Atlantic L.C. For the years ended December 31, 2000 and 1999, Focus paid Union Atlantic L.C. $83,206 and $112,226, respectively in consulting fees in connection with equity financing agreements negotiated by Union Atlantic L.C. In addition, Union Atlantic Capital L.C. was also issued 243,833 shares of Focus common stock in lieu of investment banking fees in connection with the acquisition of Videonics Inc in January 2001.


17.  Subsequent Event

         Increase to Authorized Common Shares

         On January 12, 2001, the stockholders of the Company approved an increase to the authorized common shares from 30,000,000 to 50,000,000. This increase was recommended and approved by the Company's Board of Directors, in part to issue approximately 5,135,000 shares in connection with the merger of Videonics Inc., and to ensure that sufficient shares are available for issuance under the Company's 2000 Non Qualified Stock Option Plan (5,000,000 shares) and for a Private Equity Line of Credit (4,000,000 shares).

         Acquisition of Videonics Inc.

         On January 16, 2001, Focus Enhancements, Inc., acquired all the shares of Videonics, Inc., ("Videonics") in a transaction accounted for using the purchase method of accounting. Focus issued 0.87 shares of Focus common stock for each issued and outstanding share of Videonics common stock on the closing date. Based on the exchange ratio, a total of approximately 5,135,219 shares were issued. Focus incurred approximately $675,000 in acquisition expenses, including financial advisory and legal fees and other direct transaction costs, which were included as a component of the purchase price.

         Following the merger, the companies believe that they have a opportunity to take advantage of the complementary strategic fit of the businesses, combining their operations to create a unique commercial entity in the market for video products and technologies. In addition, certain new application specific integrated circuits ("ASICs") currently under development by the FOCUS engineering team have integrated video mixing and switching technology. We believe that the Videonics engineering team can capitalize on this chip technology to build attractively priced digital video solutions for an expanded customer base.

         In accordance with the Company's restructuring plan, it has significantly reduced it post merger staffing in the areas of operations, customer support and finance as all the aforementioned functional areas have been consolidated into the company's Campbell, California facility. The company negotiated an early release from its lease of a 22,000 square foot facility located in Wilmington, Massachusetts and has since moved its remaining Massachusetts' sales personnel into a 2,800 square foot facility located in Chelmsford, Massachusetts.


Unaudited Pro Forma Purchase Price Allocation of
Videonics                                                          December 31,
Purchase Price:                                                         2000
                                                                    -----------
Value of common shares issued                                       $ 7,960,000
Assumption of Videonics options                                         498,000
Estimated transaction costs                                             675,000
                                                                    -----------
Total purchase cost                                                 $ 9,133,000
                                                                    -----------

Tangible assets acquired                                            $ 3,291,000
Intangible assets acquired                                            2,963,000
In-process research and development                                     505,000
Liabilities assumed                                                  (3,039,000)
                                                                    -----------
 Excess of cost over fair value (goodwill)                          $ 5,413,000
                                                                    ===========


         The following summary selected unaudited pro forma combined condensed consolidated financial information shows the results of operations and the financial position of the combined businesses of Focus and Videonics had the merger occurred on January 1, 1999 for statement of operations purposes and on December 31, 2000 for balance sheet purposes. This information is provided for illustrative purposes only and does not show what the results of operations or financial position of Focus would have been if the merger with Videonics actually occurred on the dates assumed. In addition, this information does not indicate what Focus' future consolidated operating results or consolidated financial position will be.


Unaudited Pro Forma Condensed Consolidated Statement of
Operations Data:

                                                     Year Ended December 31,
                                                -------------------------------
                                                   2000                1999
                                                -----------        ------------
Net sales                                       $26,902,000        $ 31,409,000
Loss from operations                            (15,145,000)         (5,923,000)
                                                ===========        ============
Net loss                                        (17,613,000)         (6,580,000)
                                                ===========        ============
Net loss per common share:
Basic                                           $     (0.58)       $      (0.28)
                                                ===========        ============
Diluted                                         $     (0.58)       $      (0.28)
                                                ===========        ============

Uaudited Pro Forma Combined Condensed Consolidated
Balance Sheet Data:
                                                                    December 31,
                                                                        2000
                                                                     -----------
Cash and cash equivalents                                            $ 1,830,000
Working capital                                                          803,000
Total assets                                                          21,194,000
Long term obligations                                                  3,563,000
Shareholders equity                                                    7,535,000
                                                                     ===========


Loan from Shareholder

         On February 28, 2001, Carl Berg, a Focus director and shareholder loaned Focus $1.0 million and agreed to loan up to an additional $1.0 million to support the Company's working capital needs. The promissory note has a due date of September 25, 2003 and bears interest at a rate of prime plus 1%. The principal amount of the note will be due at the end of its term, with interest to be paid quarterly. Under certain circumstances, including at the election of Mr. Berg and Focus, the promissory note is convertible into shares of Focus common stock generally equal to the value of the promissory note and any accrued and unpaid interest. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a security interest in first priory over substantially all of the assets of Focus.

Potential Nasdaq Delisting

         On April 25, 2001, the Company received notice from Nasdaq that it was subject to potential delisting for failure to file its Annual Report of Form 10-KSB in a timely manner. In addition, the Company's stock has recently traded below the $1.00 minimum bid price as required by Nasdaq SmallCap regulations. If the Company is unable to meet the Nasdaq SmallCap requirements, the Company's stock could be delisted. The Company is making every effort to comply with the Nasdaq SmallCap requirements. If the Company is unable to meet these requirements, the Company will request a hearing before the Listing Qualifications Panel. There can be no assurance that the Panel will grant the Company's request for continued listing.

                                   Signatures

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FOCUS ENHANCEMENTS, INC.

                                         By: /s/ Michael D'Addio
                                             -------------------
                                             Michael D'Addio, President & CEO


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature                              Title                   Date
                ---------                              -----                   ----
        /s/ Thomas L. Massie                Chairman of the Board         April 30, 2001
--------------------------------------
        Thomas L. Massie


        /s/ Michael D'Addio                 President, Chief Executive    April 30, 2001
--------------------------------------      Officer and Director
        Michael D'Addio


        /s/ Gary L. Williams                Principal Accounting Officer  April 30, 2001
--------------------------------------      Vice President of Finance
        Gary L. Williams                    and CFO


        /s/ Carl E. Berg                    Director                      April 30, 2001
--------------------------------------
        Carl E. Berg


        /s/ John C. Cavalier                Director                      April 30, 2001
--------------------------------------
        John C. Cavalier


        /s/ William B. Coldrick             Director                      April 30, 2001
--------------------------------------
        William B. Coldrick


        /s/ William Jasper, Jr.             Director                      April 30, 2001
--------------------------------------
        William Jasper, Jr.


        /s/ Timothy E. Mahoney              Director                      April 30, 2001
--------------------------------------
        Timothy E. Mahoney