Form 10QSB
period 2001-03-31
FOCUS ENHANCEMENTS INC
filed 2001-05-21
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001, or

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

                               Title of Each Class
                          Common Stock, $.01 par value

                      Name of Exchange on which Registered
                                     NASDAQ

        Securities registered pursuant to Section 12(g) of the Act: None

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

     As of May 15, 2001, there were 31,057,610 shares of the Registrant's Common Stock Outstanding.

                                                      Focus Enhancements, Inc.
                                                     Consolidated Balance Sheets
                                                           (in thousands)

                                                                                                       March 31,        December 31,
                                                                                                       -----------------------------
                                                                                                         2001               2000
                                                                                                       --------           --------
                                                                                                     (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                                            $  1,185           $    352
  Restricted certificates of deposit                                                                        553              1,263
  Restricted collateral deposit                                                                           2,363              2,363
  Accounts receivable, net of allowances of $1,357 and $1,042 at
    March 31, 2001 and December 31, 2000, respectively                                                    1,973              1,778
  Inventories                                                                                             4,427              2,095
  Prepaid expenses and other current assets                                                                 125                 43
                                                                                                       --------           --------
    Total current assets                                                                                 10,626              7,894

Property and equipment, net                                                                                 527                395
Capitalized software development costs                                                                      657                728
Other assets, net                                                                                           177                490
Intangibles, net                                                                                          2,793               --
Goodwill, net                                                                                             5,557                274
                                                                                                       --------           --------
    Total assets                                                                                       $ 20,337           $  9,781
                                                                                                       ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Bank loan                                                                                            $    300           $   --
  Current portion of long-term debt                                                                         427                364
  Obligations under capital leases, current portion                                                          78                100
  Accounts payable                                                                                        4,544              3,377
  Accrued liabilities                                                                                     2,970              1,681
  Accrued legal judgment                                                                                  2,148              2,148
                                                                                                       --------           --------
    Total current liabilities                                                                            10,467              7,670

Note payable to stockholder                                                                               1,035               --
Convertible notes payable to stockholder                                                                  3,362              2,362
Obligations under capital leases, non-current                                                                89                102
Long-term debt, net of current portion                                                                     --                   64
                                                                                                       --------           --------

    Total liabilities                                                                                    14,953             10,198
                                                                                                       --------           --------

Commitments and contingencies

Stockholders' equity (deficit)

  Preferred stock, $.01 par value; authorized 3,000,000 shares; none issued                                --                 --
  Common stock, $.01 par value; 50,000,000 shares authorized, 31,493,145 and 26,350,203 shares issued at March 31, 2001 and December 31,
    2000, respectively                                                                                      315                264
  Deferred compensation                                                                                    (530)              --
  Additional paid-in capital                                                                             57,730             48,727
  Accumulated deficit                                                                                   (51,431)           (48,708)
  Treasury stock at cost, 450,000 shares                                                                   (700)              (700)
                                                                                                       --------           --------
  Total stockholders' equity (deficit):                                                                   5,384               (417)
                                                                                                       --------           --------
    Total liabilities and stockholders' equity:                                                        $ 20,337           $  9,781
                                                                                                       ========           ========

                        The accompanying notes are an integral part of the consolidated financial statements.

                                                      Focus Enhancements, Inc.
                                                Consolidated Statements Of Operations
                                              (in thousands, except per share amounts)
                                                             (unaudited)

                                                                                                    Three Months ended March 31,
                                                                                                 ----------------------------------
                                                                                                   2001                      2000
                                                                                                 --------                  --------
Net revenues                                                                                     $  5,009                  $  3,614
Cost of goods sold                                                                                  3,219                     2,329
                                                                                                 --------                  --------

  Gross profit                                                                                      1,790                     1,285
                                                                                                 --------                  --------

Operating expenses:
  Sales, marketing and support                                                                      1,460                     1,028
  General and administrative                                                                          743                     1,147
  Research and development                                                                            995                       260
  Amortization expense                                                                                576                       214
  Restructuring expense                                                                                33                       202
  Write-off of in-process technology                                                                  505                      --
                                                                                                 --------                  --------

    Total operating expenses                                                                        4,312                     2,851
                                                                                                 --------                  --------

    Loss from operations                                                                           (2,522)                   (1,566)

  Interest expense, net                                                                              (123)                      (19)
  Other (expense) income, net                                                                         (79)                       10
                                                                                                 --------                  --------

    Loss before income taxes                                                                       (2,724)                   (1,575)

  Income tax expense                                                                                 --                           4
                                                                                                 --------                  --------

    Net loss                                                                                     $ (2,724)                 $ (1,579)
                                                                                                 ========                  ========

Loss per common share:
  Basic                                                                                          $  (0.09)                 $  (0.06)
                                                                                                 ========                  ========
  Diluted                                                                                        $  (0.09)                 $  (0.06)
                                                                                                 ========                  ========

Weighted average common shares outstanding:

  Basic                                                                                            30,183                    24,335
                                                                                                 ========                  ========
  Diluted                                                                                          30,183                    24,335
                                                                                                 ========                  ========

                        The accompanying notes are an integral part of the consolidated financial statements.

                                                      Focus Enhancements, Inc.
                                                Consolidated Statements of Cash Flows
                                                           (in thousands)
                                                             (unaudited)

                                                                                                             Three Months Ended
                                                                                                                   March 31,
                                                                                                           ------------------------
                                                                                                            2001              2000
                                                                                                           -------          -------
Cash flows from operating activities:
Net loss                                                                                                   $(2,724)         $(1,579)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                                                701              214
  Deferred compensation expense                                                                                 62             --
  Write-off of in process technology                                                                           505             --
  Changes in operating assets and liabilities, net of the effects of acquisitions;
   Decrease (increase) in accounts receivable                                                                  (36)             334
   Decrease (increase) in inventories                                                                          172             (205)
   Decrease (increase) in prepaid expenses and other assets                                                     27             (571)
   Increase (decrease) in accounts payable                                                                       6           (1,143)
   Increase (decrease) in accrued liabilities                                                                  206              597
                                                                                                           -------          -------

  Net cash used in operating activities                                                                     (1,081)          (2,353)
                                                                                                           -------          -------

Cash flows from investing activities:

  Decrease (increase) in restricted certificates of deposit                                                    710             (177)
  Additions to property and equipment                                                                          (26)            (500)
  Net cash from acquisition of Videonics                                                                       360             --
                                                                                                           -------          -------

Net cash provided by (used in) investing activities                                                          1,044             (677)
                                                                                                           -------          -------

Cash flows from financing activities:
  Payments on notes payable and long-term debt                                                                (100)            (868)
  Proceeds from stockholder loan                                                                             1,000             --
  Payments under capital lease obligations                                                                     (36)             (42)
  Net proceeds from exercise of common stock options and warrants                                                6            1,056
                                                                                                           -------          -------

Net cash provided by financing activities                                                                      870              146
                                                                                                           -------          -------

Net increase (decrease) in cash and cash equivalents                                                           833           (2,884)
Cash and cash equivalents at beginning of year                                                                 352            3,737
                                                                                                           -------          -------

Cash and cash equivalents at end of period                                                                 $ 1,185          $   853
                                                                                                           =======          =======

                        The accompanying notes are an integral part of the consolidated financial statements.

                            Focus Enhancements, Inc.
              Notes To Unaudited Consolidated Financial Statements

1.  Basis of Presentation

     The consolidated financial statements of Focus Enhancements, Inc. ("the Company") as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

     In the opinion of management, the consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of the interim periods. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for any future period. The consolidated financial statements include the accounts of the Company and, as of the January 16, 2001 acquisition date (see "Note 3"), its wholly-owned subsidiary Videonics Inc. ("Videonics"). All intercompany accounts and transactions have been eliminated upon consolidation.

2.  Management's Plans

     The Company has incurred significant losses for the last two years. At March 31, 2001, the Company reported stockholder's equity of $5,384,000 and an accumulated deficit of $51,431,000.

     To date we have met our short-and long-term cash needs from the proceeds of debt, the sale of common stock in private placements and the exercise of stock options and warrants because cash flow from operations has been insufficient to fund operations. Management is assessing product lines in light of the recent merger with Videonics Inc., (see "Note 3") to identify how to enhance existing or create new distribution channels. In addition, the Company is developing and expects to release at least three new products for the year 2001, although no assurances can be given.

     During 2000, management took steps to reduce costs, including the closure of its PC Video facility in Morgan Hill, CA and planning for the closure of its Wilmington, MA facility in connection with its recent acquisition of Videonics Inc., located in Campbell, CA. The Wilmington, MA facility was in fact closed on April 1, 2001 and operations, customer support and finance were moved into the Campbell, CA, facility. The remaining sales personnel relocated into a 2,800 square foot facility in Chelmsford, Massachusetts. In connection with this restructuring the Company expects to reduce overall personnel by 20%.

     Even with the anticipated reduction in expenses related to the restructuring and an expected increase in sales, the Company anticipates that during 2001 it will need to raise over $3.0 million to support its working capital needs and meet existing debt obligations.

     In an effort to meet those needs, the Company has entered into a Private Equity Line of Credit Agreement ("Equity Agreement") with Euston Investments ("Euston"). Under the Euston Equity Agreement the Company can issue up to 4,000,000 shares of its common stock, subject to certain restrictions, to Euston at a 10% discount to raise additional money. The Company has sought to register such shares under a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on February 7, 2001. As of May 15, 2001 the Company has not yet received clearance from the SEC to register these shares. This announcement is neither an offer to sell nor a solicitation for an offer to buy securities. The offering with respect to the proposed equity line of credit will be made only by a prospectus or an exemption therefrom.

     In addition, on February 28, 2001, the Company and Carl Berg, a Focus director and shareholder entered into a Secured Convertible Promissory Note agreement under which Mr. Berg loaned the Company $1.0 million and agreed to loan up to an additional $1.0 million to support the Company's working capital needs. See "Note 6 - Convertible Notes" for more information.

     On May 7, 2001, the Company converted $2.3 million of outstanding debt and accrued interest owed by Focus to Mr. Berg to Convertible Preferred Stock. See "Note 10 - Subsequent Event - Conversion of Debt to Convertible Preferred Stock" for more information.

                            Focus Enhancements, Inc.
              Notes To Unaudited Consolidated Financial Statements

3.   Acquisition of Videonics Inc.

     On January 16, 2001, Focus acquired all of the outstanding shares of Videonics in a transaction accounted for using the purchase method of accounting. Focus issued 0.87 shares of its common stock for each issued and outstanding share of Videonics common stock on the closing date. Based on the exchange ratio, a total of approximately 5,135,000 shares were issued. Focus incurred approximately $637,000 in acquisition expenses, including financial advisory and legal fees and other direct transaction costs, which were included as a component of the purchase price.


Unaudited Pro Forma Purchase Price Allocation of                     January 16,
Videonics                                                               2001
------------------------------------------------                    ------------
Value of common shares issued                                       $ 7,960,000
Assumption of Videonics options                                         498,000
Estimated transaction costs                                             637,000
                                                                    ------------
Total purchase cost                                                 $ 9,095,000
                                                                    ------------

Tangible assets acquired                                            $ 3,384,000
Intangible assets acquired                                            2,963,000
In-process research and  development                                    505,000
Liabilities assumed                                                  (3,373,000)
                                                                    ------------
 Excess of cost over fair value (goodwill)                          $ 5,616,000
                                                                    ============

The intangibles and goodwill acquired in this acquisition will be amortized on a straight-line basis over a period of three to four years.

4. Recent Accounting Pronouncements

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires the recognition of all derivatives in the balance sheet as either an asset or a liability measured at fair value. The adoption of SFAS 133 did not have an impact on the Company's financial statements. The Company currently does not utilize derivative financial instruments in its operating activities nor does it use them for trading or speculative purposes.

                            Focus Enhancements, Inc.
              Notes To Unaudited Consolidated Financial Statements

5. Reclassification of Certain Expenses

     Certain expenses in the period ended March 31, 2000, have been reclassified to conform to the current period presentation. These reclassifications did not change the net loss for the period ended March 31, 2000.

6. Inventories

     Inventories at March 31, 2001 and December 31, 2000, consist of the following:

                                                    2001                 2000
                                                 ----------           ----------
Raw materials                                    $2,749,000           $  826,000
Work in process                                     460,000                 --
Finished goods                                    1,519,000            1,269,000
                                                 ----------           ----------
Totals                                           $4,728,000           $2,095,000
                                                 ==========           ==========

7. Commitments

     Bank Loan

     On November 13, 2000, Pacific Business Funding loaned Videonics $400,000. On January 16, 2001, in connection with the merger, the loan was assumed by Focus. The loan is fully secured by a senior lien on the Company's assets. Interest is calculated at a rate of 15%. As of March 31, 2001, an aggregate of $300,000 is outstanding under the loan. The loan is to be repaid in $100,000 increments on May 5, June 5 and July 5, 2001.

     Purchase of PC Video Conversion, Inc.

     On July 29, 1998, the Company issued a $1,000,000 note payable to Steve Wood in conjunction with the acquisition of PC Video Conversion, Inc. ("PC Video") providing for the payment of principal and interest at 3.5 % over a period of 36 months. At March 31, 2001, the balance was $427,000.

     On July 28, 2000, the Company entered into a Separation Agreement with Steve Wood. Mr. Wood was the Vice President of Pro AV engineering, former sole shareholder of PC Video and manager of the Company's Morgan Hill, CA facility. On June 15, 2000, the Company closed the Morgan Hill facility. As part of the Separation agreement which terminated Mr. Wood's employment agreement, Mr. Wood remained a consultant until an upgrade to one of the Company's Pro AV products was completed. In return, Mr. Wood received a right to convert the promissory note into common stock of the Company following approval of the increase to the number of shares of authorized common stock of the Company. The Company's stockholders approved the increase to the authorized common stock on January 12, 2001 and shortly thereafter, Mr. Wood agreed to convert the promissory note into 468,322 shares of the Company's common stock based on the average trading price of the common stock for the five day period preceeding Jaunuary 12, 2001. As of March 31, 2001, the Company had not yet issued shares of common stock to Mr. Wood.

     Convertible Notes

     On October 26, 2000, Carl Berg, a Focus director and shareholder, loaned Focus $2,362,494 to collateralize a $2,362,494 bond posted in connection with the CRA litigation (see below - Focus is involved as a defendant in litigation with CRA Systems, Inc.") The promissory note has a term of three years and bears interest at a rate of prime plus 1%. The interest earned on the collateral is payable to Mr. Berg. The interest payable by the Company to Mr. Berg is reduced by the amount of interest earned on the collateral. The principal amount of the note will be due at the end of its term, with interest to be paid quarterly. Under certain circumstances, including at the election of Mr. Berg and Focus, the promissory note and any accrued and unpaid interest is convertible into shares of Focus common stock at a conversion price of $1.25 which represented the average of the closing bid and ask price on the day preceding the agreement. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a security

                            Focus Enhancements, Inc.
              Notes To Unaudited Consolidated Financial Statements

interest, in first priory, over substantially all of the assets of Focus. As of March 31, 2001 the Company had accrued interest due under the note totaling $38,400.

     On February 28, 2001, Carl Berg, a Focus director and shareholder, loaned Focus $1.0 million and agreed to loan up to an additional $1.0 million to support the Company's working capital needs. The promissory note has a due date of September 25, 2003 and bears interest at a rate of prime plus 1%. The principal amount of the note will be due at the end of its term, with interest to be paid quarterly. Under certain circumstances, including at the election of Mr. Berg and Focus, the promissory note and any accrued and unpaid interest is convertible into shares of Focus common stock at a conversion price of $1.06 which represented the closing price of the Company's common stock on the day preceding the agreement. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a security interest in first priory over substantially all of the assets of Focus. As of March 31, 2001 the Company had accrued interest due under the note totaling $8,400.

     See also " Note 10 - Subsequent Events - Conversion of Debt to Convertible Preferred Stock."

     Note Payable to Stockholder

     On January 16, 2001 in connection with the Videonics merger, Focus assumed an unsecured note payable to Carl Berg in the amount of $1,035,000. The note bears interest at 8% per year and is due on January 16, 2002. Accrued interest under the loan is payable at maturity.

     For a discussion of the conversion of certain of the notes and accrued interest by Mr. Berg to convertible preferred stock, see " Note 10 - Subsequent Events - Conversion of Debt to Convertible Preferred Stock."

     Letters of Credit

     During 2000, the Company entered into agreements with subcontractors to manufacture partially and fully completed products. As part of these agreements the Company was required to obtain from its banks an irrevocable letter of credit to secure payment of each order placed with these vendors. The Company was required to secure these letters of credit by depositing cash in an interest bearing account with the bank. At March 31, 2001 and December 31, 2000, the Company maintained interest bearing accounts collateralizing letters of credit in the amount of $553,000 and $1,263,000, respectively. These restricted amounts are recorded in current assets as they relate to the procurement of inventory and are outstanding for periods of less than one year.

     Restricted Collateral Deposit

     In connection the CRA Systems judgment discussed below, the Company posted a bond in the amount of $2,362,494 to suspend any enforcement of the judgment pending appeal. Carl Berg, a director and shareholder of the Company obtained the bond on Focus' behalf in exchange for a secured convertible note in the same amount as described in "Convertible Notes" above. The bond is irrevocable and is collateralized by a certificate of deposit in the amount of $2,363,000. In the event the case is settled for less than the bond amount, the Company has agreed to utilize the proceeds to pay down any outstanding debt owed to Mr. Berg. This restricted amount is recorded in current assets as it relates to an accrued legal judgment in the amount of $2,148,000.

     Restructuring Expenses

     In December 2000, the Company's Board of Directors determined that to significantly reduce the Company's cost structure it would close its Wilmington, MA facility, reduce personnel and relocate to a significantly smaller facility during the first quarter of 2001. As such, restructuring charges of $522,000 were recorded in the fourth quarter of 2000. In addition, restructuring charges of $33,000 were incurred in the first quarter of 2001. Planned expenses are comprised of expenses related to the reduction of 16 employees in the areas of operations, customer support and finance of approximately $153,000 and equipment and lease abandonment charges of approximately $402,000. At March 31, 2001 $130,000 of restructuring reserves remained primarily related to ongoing lease charges for abandoned equipment and personnel benefits associated with scheduled staffing reductions.

                            Focus Enhancements, Inc.
              Notes To Unaudited Consolidated Financial Statements

     The closure of the Company's Morgan Hill facility occurred in the first quarter of 2000 and restructuring charges totaled approximately $202,000. Direct expenses were comprised of inventory adjustments of approximately $118,000, payroll and benefits of approximately $57,000, travel of approximately $16,000 and lease cancellation charges of approximately $11,000. At March 31, 2001 all restructuring costs related to the Morgan Hill closure have been paid.

Litigation

     Focus has been named as a defendant in an alleged class action alleging violation of federal securities laws.

     Focus has been named as a defendant in two consolidated alleged class actions alleging violations of federal securities laws. The lawsuits allege that Focus and its Chairman and certain other present and former officers violated federal securities laws in connection with a number of allegedly false or misleading statements and seek certification of two classes, one on behalf of persons who purchased stock from July 17, 1997 to February 19, 1999 and the other on behalf of persons who purchased stock between November 15, 1999 to March 1, 2000, respectively. Defendants moved to dismiss both actions. On May 10, 2001, the Federal District Court dismissed the later alleged class action in its entirety. As to the earlier alleged class action, the Federal District Court granted certain portions of the Company's motion to dismiss and denied other portions, allowing the case to go forward into pretrial discovery as to certain matters. Focus believes that it has consistently complied with the federal securities laws, and does not believe at this time that this litigation will result in a material adverse effect on its financial condition. Nonetheless, the management time and resources that could be required to respond effectively to such claims and to defend Focus vigorously in such litigation could adversely impact our management's administrative capabilities.

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

     General

     From time to time, the Company is party to certain other claims and legal proceedings that arise in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the Company's financial position or results of operations.

                            Focus Enhancements, Inc.
              Notes To Unaudited Consolidated Financial Statements

8.  Stockholders' Equity

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

     Private Placement

     On June 9, 2000, the Company entered into a financing agreement resulting in $1,500,000 in gross proceeds from the sale of 1,400,000 shares of common stock and the issuance of a warrant to purchase an additional 140,000 shares of common stock in a private placement, to an unaffiliated accredited investor. On February 7, 2001, the Company filed a preliminary registration statement under the Securities Act of 1933 to register those shares issued in connection with this transaction and for those to be issued upon exercise of the warrants. The Securities and Exchange Commission has requested that December 31, 2000 and March 31, 2001 information be included in the registration statement and as such the registration statement has not yet been refiled as of May 15, 2001. In accordance with our obligations under the agreement, the Company is incurring charges of 2% per month of the gross proceeds until its registration of the shares purchased by the investor. During the three months ended March 31, 2001, the Company recorded expenses of $90,000 related to such charges (included in Other Expense, Net) and the total amount accrued as of that date was $240,000. The investor has agreed to exchange the gross amount of calculated charges for additional common stock of Focus based on an exchange rate of 0.68. As of March 31, 2001, the Company is required to issue to the investor an additional 353,000 shares of Focus common stock, to extinguish this accrued liability.

9.   Related Party Transactions

     Timothy Mahoney, who is a Focus director, is a principal of vFinance.com, Inc., the parent company to Union Atlantic Capital L.C., and a partner of Union Atlantic L.C. For the years ended December 31, 2000 and 1999, Focus paid Union Atlantic L.C. $83,206 and $112,226, respectively in consulting fees in connection with equity financing agreements negotiated by Union Atlantic L.C. In addition, Union Atlantic Capital L.C. will be issued approximately 243,800 shares of Focus common stock in lieu of investment banking fees in connection with the acquisition of Videonics Inc in January 2001. At March 31, 2001 the Company has accrued $251,000 which was included within transaction costs associated with the acquisition of Videonics. Such amount will be converted into 243,800 shares of common stock based on the trading price of the common stock as of January 12, 2001, the date on which the stockholders approved the merger.

10.  Subsequent Event

Conversion of Debt to Convertible Preferred Stock

     On May 7, 2001, Carl Berg converted approximately $2.3 million of debt and accrued interest currently owed by Focus to Mr. Berg into approximately 1,900 shares of convertible preferred stock, based on the estimated fair value of the preferred stock as of May 1, 2001, the date on which the related subscription agreement was executed. Each share of preferred stock has a liquidation preference of $1,190.48 per share and is convertible into 1,000 shares of common stock.

Potential Nasdaq Delisting

     As of March 31, 2001 the Company reported net tangible assets of ($173,000). (Calculated as: $20,337,000 total assets, less $14,953,000 total liabilities, less $5,557,000 goodwill). Nasdaq requires that the Company have a minimum of $2,000,000 in net tangible assets or a market capitalization of $35,000,000 or $500,000 or net income for the most recently completed fiscal year or two of the three most recently completed fiscal years. In addition, the Company's stock has recently traded below the $1.00 minimum bid price as required by Nasdaq SmallCap regulations. If the Company is unable to meet the Nasdaq SmallCap requirements, the Company's stock could be delisted. The Company

                            Focus Enhancements, Inc.
              Notes To Unaudited Consolidated Financial Statements

is making every effort to comply with the Nasdaq SmallCap requirements. In this regard, on May 7, 2001, the Company converted approximately, $2.3 million of debt to equity. The Company believes that it is now in compliance with the Nasdaq SmallCap requirements. If Nasdaq should deem that the Company is still not in compliance, the Company will request a hearing before the Listing Qualifications Panel. There can be no assurance that the Panel will grant the Company's request for continued listing.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Introduction

     The following information should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

     The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward looking" information that involve risks and uncertainties. In particular, statements contained in this Form 10-QSB which are not historical facts constitute forward looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Each forward looking statement should be read in conjunction with the consolidated financial statements and notes thereto, of this Quarterly Report and with the information contained in Item 2, including, but not limited to, "Certain Factors That May Affect Future Results" and "Risk Factors" contained herein, together with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, including, but not limited to, the section therein entitled "Certain Factors That May Affect Future Results" and "Risk Factors."

Acquisition of Videonics

     On January 16, 2001, Focus Enhancements, Inc., acquired all of the outstanding shares of Videonics, Inc., ("Videonics") in a transaction accounted for using the purchase method of accounting. Focus issued 0.87 shares of Focus common stock for each issued and outstanding share of Videonics common stock on the closing date. Based on the exchange ratio, a total of approximately 5,135,000 shares were issued. Focus incurred approximately $637,000 in acquisition expenses, including financial advisory and legal fees and other direct transaction costs, which were included as a component of the purchase price.

Following the merger, the Company believes it has an opportunity to take advantage of the complementary strategic fit of the businesses. In addition, certain new application specific integrated circuits ("ASICs") currently under development by the Focus engineering team have integrated video mixing and switching technology. We believe that the Videonics engineering team can capitalize on this chip technology to build attractively priced digital video solutions for an expanded customer base.

     In accordance with the Company's restructuring plan, it has significantly reduced its post merger staffing in the areas of operations, customer support and finance as all the aforementioned functional areas have been consolidated into the company's Campbell, California facility. The Company also negotiated an early release from its lease of a 22,000 square foot facility located in Wilmington, Massachusetts and has since moved its remaining Massachusetts' sales personnel into a 2,800 square foot facility located in Chelmsford, Massachusetts.

Results of Operations

Net Revenues

     Net revenues for the three-months ended March 31, 2001 were $5,009,000 as compared with $3,614,000 for the three-month period ended March 31, 2000 an increase of $1,395,000, or 39%.

     During the period ended March 31, 2001, the Company had net sales increases to Professional AV customers (184%),while it had decreases in net sales to OEM customers (24%) and to Resellers (33%).

     For the three months ended March 31, 2001, net sales to Professional AV customers were approximately $3,331,000 compared to $1,171,000 for the same period in 2000, an increase of $2,160,000 or 184%. Revenue increased by approximately $2,000,000 due to the inclusion of Videonics Inc. sales beginning on January 16, 2001.

     For the three months ended March 31, 2001, net sales to OEM customers were approximately $441,000 as compared to $583,000 for the same period in 2000, a decrease of $142,000 or 24%. The decrease is primarily the result of a certain OEM making a bulk purchase of approximately $90,000 in the first quarter of 2000. Sales of our current line of application specific integrated circuits ("ASIC") chips (FS400 and FS450 families) increased 9% over the comparable prior year period.

     For the  three  months  ended  March  31,  2001,  net  sales  to  Resellers consisting of Distributors, Retailers, VAR's and Education segments were approximately $1,237,000 as compared to $1,860,000 for the same period in 2000, a decrease of $623,000 or 33%. The decrease is primarily the result a reduction of overall computer sales and decreases in educational spending.
                                       12

As of March 31, 2001, the Company had a sales order backlog of approximately $1,400,000.

Cost of Goods Sold

     Cost of goods sold were $3,219,000, or 64% of net sales, for the three-months ended March 31, 2001, as compared with $2,329,000, or 64% of net sales, for the three-months ended March 31, 2000, an increase of $890,000 or 38%. The Company's gross profit margin for the first quarters of 2001 and 2000 was 36%. For the three month period ended March 31, 2001, the Company incurred expenses of approximately $250,000 associated with the operations department of the Wilmington, Massachusetts facility and moving of inventory to Campbell, California. The Company closed its Wilmington facility on March 31, 2001. For the three-month period ended March 31, 2000, the Company recorded charges to inventory obsolescence of $177,000. These charges were to reserve for excess and obsolete inventory and to adjust the carrying value of inventory to its estimated net realizable value.

Sales, Marketing and Support Expenses

     Sales, marketing and support expenses were $1,460,000, or 29% of net revenues, for the three-months ended March 31, 2001, as compared with $1,028,000, or 28% of net revenues, for the three-months ended March 31, 2000, an increase of $432,000 or 42%. The increase is primarily due to the addition of Videonics sales, marketing and support expenses of approximately $550,000 for the three-month period. The offsetting decrease in sales, marketing and support expenses in absolute dollars is primarily the result of reduced marketing and advertising expenses.

General and Administrative Expenses

     General and administrative expenses for the three-months ended March 31, 2001 were $743,000 or 15% of net revenues, as compared with $1,147,000 or 32% of net revenues for the three-months ended March 31, 2000, a decrease of $404,000 or 42%. Excluding accounting and legal fees of approximately $302,000 and legal fees of $292,000 respectively, incurred in the first quarter of 2000 relating to the Company's review of accounting practices and a special investigation conducted by the Board of Directors, and an increase of $45,000 to the bad debt provision, the Company's expenses in the first quarter of 2001 increased primarily due to the addition of Videonics general and administrative expenses of approximately $245,000.

Research and Development Expenses

     Research and development expenses for the three-months ended March 31, 2001 were approximately $995,000 or 20% of net revenues, as compared with $260,000 or 7% of net revenues, for the three-months ended March 31, 2000, an increase of $735,000 or 283%. The increase in research and development expenses in both absolute dollars and as a percentage of revenues is due primarily to the addition of Videonics research and development expenses of approximately $425,000. Additionally, the Company did not capitalize any ASIC development costs in the first quarter of 2001. In the first quarter of 2000 the Company capitalized ASIC development costs of $293,000.

Amortization

     Amortization expenses for the three-month period ended March 31, 2001 were $576,000 or 11% of net revenues, as compared with $214,000 or 6% of net revenues, for the three-months ended March 31, 2000, an increase of $362,000 or 169%. The increase in terms of absolute dollars and as a percentage of net revenues is primarily due to the Company recording and subsequently amortizing goodwill and intangibles associated with the Videonics merger. Amortization associated with the merger approximated $465,000 for the period ending March 31, 2001. Excluding the increase associated with the Videonics merger, amortization expenses decreased as the Company wrote-off and adjusted down the carrying value of its goodwill amounts in the fourth quarter of 2000.

Restructuring Expenses

     For the  three-month  period  ended March 31,  2001,  the Company  recorded
restructuring   expenses   totaling  $33,000  related  to  the  closure  of  its
Wilmington, MA, facility.

     For the three-month period ended March 31, 2000, the Company recorded restructuring expenses of $202,000 in conjunction with the planned closure of its Morgan Hill, CA facility and operation. These direct expenses are comprised of inventory adjustments (approximately $118,000), payroll and benefits (approximately $57,000), travel (approximately $16,000) and lease cancellation charges (approximately $11,000).

Write-off of In-Process Technology

     In connection with the acquisition, of Videonics during the first quarter of 2001, the Company recorded a charge for purchased in-process technology of $505,000.

Interest Expense, Net

     Net interest expense for the three-month period ended March 31, 2001 was $123,000, or 2% of net revenues, as compared to $20,000, or 1% of net revenues, for the three-months ended March 31, 2000, an increase of $103,000. The increase in interest expense is primarily attributable to an increase of debt obligations totaling $3.6 million.

Other Expense, Net

     Other expense for the three-month period ended March 31, 2001 was $79,000, or 2% of net revenues, as compared to other income of $10,000 for the three-months ended March 31, 2000, a change of $89,000. The increase in other expense is primarily attributable to charges of $90,000 associated with the untimely registering of AMRO Investment International's 1,400,000 shares which were issued in connection with a private placement in which the Company received gross proceeds of $1,500,000. The Company expects to incur expenses of $30,000 per month until the shares are registered. Although there can be no assurance, the Company expects to register the shares by June of 2001.

Liquidity and Capital Resources

     Since inception, the Company has financed its operations primarily through the public and private sale of common stock, proceeds from the exercise of options and warrants, short-term borrowing from private lenders, and favorable credit arrangements with vendors and suppliers.

     Net cash used in operating activities for the three-month periods ended March 31, 2001 and 2000 was $1,081,000 and $2,353,000, respectively. In first quarter of 2001, net cash used in operating activities consisted primarily of a net loss of $2,724,000 adjusted for depreciation and amortization of $701,000, the write-off of in-process technology related to the acquisition of Videonics totaling $505,000, partially offset by a decrease in inventories of $172,000 and an increase in accrued expenses totaling $206,000. In first quarter of 2000, net cash used in operating activities consisted primarily of increases in inventory of $205,000 and prepaid expenses and other assets of $571,000, a decrease in accounts payable of $1,143,000, and a net loss of $1,579,000. This was offset by a decrease in accounts receivable of $334,000, an increase in accrued liabilities of $597,000, and depreciation and amortization of $214,000.

     As of March 31, 2001 and 2000, accounts receivable from a major distributor
represented   approximately   17%  and  26%,   respectively  of  total  accounts
receivable.

     Net cash provided by investing activities for the three-months ended March 31, 2001 was $1,044,000 whereas net cash used by investing activities was $677,000 for the three-months ended March 31, 2000. In the first quarter of 2001, cash was provided by the decrease in restricted certificates of deposit of approximately $710,000 and net cash of $360,000 provided through the acquisition of Videonics on January 16, 2001. The acquisition of Videonics was accounted for as a purchase and made through the issuance of approximately 5,135,000 shares of the Company's common stock. In the first quarter of 1999, cash used in investing activities was principally for the purchase of property and equipment and capitalized software development costs.

     Net cash provided by financing activities for the three-month periods ended March 31, 2001 and 2000 was $870,000 and $146,000, respectively. In the first quarter of 2001, cash provided by financing activities occurred primarily from the issuance of a note payable to a stockholder and director of the Company of $1,000,000 offset by repayments of $100,000 to a bank. In the first quarter of 2000, the Company received $1,056,000 in net proceeds from the exercise of common stock options and warrants. The Company's financing proceeds were offset by payments on notes payable and capital lease obligations.

     As of March 31, 2001, the Company had working capital of $159,000, as compared to $224,000 at December 31, 2000, a decrease of $85,000.

     The Company has incurred losses and negative cash flows from operations for each of the two years in the period ended December 31, 2000 and for the period ending March 31, 2001 and as such has been dependent upon raising money for short and long-term cash needs through debt, proceeds from the exercise of options and warrants, and the sale of common stock in private placements. As described in the Company's 10-KSB for the period ended December 31, 2000, the Company received approximately $1,284,000 and $4,414,000, respectively, in net proceeds from private offerings of common stock and $1,121,000 and $2,596,000, respectively, from the exercise of common stock options and warrants.

     During 2000, management took steps to reduce costs, including the closure of its PC Video facility in Morgan Hill, CA and planning for the closure of its Wilmington, MA facility in connection with its recent acquisition of Videonics Inc., located in Campbell, CA. The Wilmington, MA facility was in fact closed on April 1, 2001 and operations, customer support and finance were moved into the Campbell, CA, facility. As of May 15, 2001, in connection with this restructuring, the Company has reduced overall personnel by approximately 20%.

     Management is assessing product lines in light of the recent merger with Videonics to identify how to enhance existing or create new distribution channels. In addition, the Company is developing and expects to release at least three new products for the year 2001. Although there can be no assurances, management expects the Company's sales for 2001 to increase over combined pro forma revenues for 2000, as the Company begins shipments of its new products and expected synergies in its sales channels solidify.

     Even with the anticipated reduction in expenses related to the restructuring and an expected increase in sales, the Company anticipates that during 2001 it will need to raise over $3.0 million to support its working capital needs and meet existing debt obligations.

     In an effort to meet those needs, the Company has entered into a Private Equity Line of Credit Agreement with Euston Investments. Under the Euston Equity Agreement the Company can issue shares of its common stock to Euston at a 10% discount to raise additional money. The Agreement places restrictions on the frequency and amount of shares that may be issued along with other limitations. We are under no obligation to request a draw for any period. However, the Company will incur a non-usage fee equal to $50,000 minus 10% of the dollar amount of drawdowns actually issued during each twelve months of the commitment period. The agreement terminates 24 months after the 4,000,000 shares under the agreement are registered. The Company has sought to register such shares under a registration statement on form SB-2 filed with the Securities and Exchange Commission on February 7, 2001. As of May 15, 2001 the Company has not yet received clearance from the SEC to register these shares.

     On February 28, 2001, Carl Berg, a Focus director and stockholder loaned Focus $1.0 million and agreed to loan up to an additional $1.0 million to support the Company's working capital needs. The promissory note has a due date of September 25, 2003 and bears interest at a rate of prime plus 1%. The principal amount of the note will be due at the end of its term, with interest to be paid quarterly. Under certain circumstances, including at the election of Mr. Berg and Focus, the promissory note is convertible into shares of Focus common stock generally equal to the value of the promissory note and any accrued and unpaid interest. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a security interest and first priory over substantially all of the assets of Focus.

     On May 7, 2001, Mr. Berg converted $2.3 million of outstanding debt and accrued interest of Focus owed to Mr. Berg to Convertible Preferred Stock. See
Note 10 to the Consolidated Financial Statements - "Subsequent Event - Conversion of Debt to Convertible Preferred Stock."

     Ultimate future capital requirements will depend on many factors, including cash flow from operations, continued progress in research and development programs, competing technological and market developments, and our ability to market our products successfully. Other than as described in the Euston Equity Agreement, the Company has no commitments from any other sources to provide additional equity or debt financing. As such, there can be no assurance that sufficient funds will be raised. Moreover, any equity financing would result in dilution to our then-existing shareholders and any additional debt financing may result in higher interest expense. See "Risk Factors - Risks Related to the Equity Line of Credit."

     Although there can be no assurances, the Company believes that its current cash, anticipated proceeds from the Euston Equity Agreement, when registered with the Securities and Exchange Commission, its borrowings from a shareholder, together with its operating cash flows, will be sufficient to meet the Company's requirements for working capital, and capital expenditures for the next twelve months.

Effects of Inflation and Seasonality

     The Company believes that inflation has not had a significant impact on the Company's sales or operating results. The Company's business does not experience substantial variations in revenues or operating income during the year due to seasonality.

Risk Factors

     You should carefully consider the following risks relating to our business and our common stock. If any of the following risks actually occur, our business, results of operations and financial condition could be materially affected, the trading price of our common stock could decline, and you might lose all or part of your investment.

Risks Related to Our Business

We have been named as a defendant in an alleged class action alleging violation of federal securities laws.

     The lawsuits allege that Focus and its Chairman and certain other present and former officers violated federal securities laws in connection with a number of allegedly false or misleading statements and seek certification as class actions on behalf of persons alleged to have purchased stock from July 17, 1997 to February 19, 1999 or between November 15, 1999 to March 1, 2000, respectively. On May 10, 2001, the Federal District Court dismissed the later alleged class action in its entirety. As to the earlier alleged class action, the Federal District Court granted certain portions of the Company's motion to dismiss and denied other portions, allowing the case to go forward into pretrial discovery as to certain matters. Focus believes that it has consistently complied with the federal securities laws, and does not believe at this time that this litigation will result in a material adverse effect on its financial condition. Nonetheless, the management time and resources that could be required to respond effectively to such claims and to defend Focus vigorously in such litigation could adversely impact our management's administrative capabilities.

We are involved as a defendant in litigation with CRA Systems, Inc.

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

     Historically, we have met our short-and long-term extra cash needs through debt and the sale of common stock in private placements because cash flow from operations has been insufficient to fund its operations. Set forth below is information regarding net proceeds received in our last two fiscal years:

                    Private Offerings of    Issuance of       Exercise of Stock
                        Common Stock           Debt         Options and Warrants
                        ------------           ----         --------------------
Three months ended
  March 31, 2001               --           $1,000,000          $    6,000
Fiscal 2000              $1,284,000         $2,362,000          $1,121,000
Fiscal 1999              $4,414,000               --            $2,596,000

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

     We have experienced limited profitability since inception. As of March 31, 2001, Focus had an accumulated deficit of $51,431,000. Focus incurred net losses of $12,029,000 and $1,480,000 for the years ended December 31, 2000 and 1999.
Additionally, Focus incurred losses of $2,724,000 for the period ended March 31, 2001. There can be no assurance that the newly merged companies will be profitable.

Focus relies on four vendors for 90% of its product components.

     Over 90% of the components for the Company's products are manufactured on a turnkey basis by four vendors, Furthertech Company, Ltd., Sicon International, Samsung Semiconductor Inc., and Asemtec Corporation. If these vendors experience production or shipping problems for any reason, Focus in turn could experience delays in the production and shipping of Focus products, which would have an adverse effect on our results of operations.

We rely on sales to a few major customers for a large part of our revenues.

     For the year ended December 31, 2000, approximately 15% of our revenues were derived from sales to a major distributor, and approximately 21% of our revenues were derived from sales to two major retailers. These figures were 12% and 7% respectively for the three months ended March 31, 2001. Management expects that sales to these customers will continue to represent a significant percentage of Focus' future revenues. We do not have long-term contracts requiring any customer to purchase any minimum amount of products. There can be no assurance that we will continue to receive orders of the same magnitude as in the past from existing customers or we will be able to market its current or proposed products to new customers. Loss of any major customer would have a material adverse effect on the Focus business as a whole.

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

     As the complexity of Videonics' product designs and feature sets continues to increase, we may continue to experience product development delays that would and has had in the past an adverse effect on the profitability of our operations. There can be no assurance that it will be successful in the timely development of new products to replace or supplement existing products or that we will be successful in integrating acquired products or technologies with its current business. Delays in new product development have had an adverse material impact on our growth. Similar adverse effects on results of operations can be expected until new products are successfully introduced and accepted by end users.

We typically operate without a significant amount of backlog.

     We typically operates with a small amount of backlog. Accordingly, it generally does not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. Any significant weakening in customer demand would therefore have and has had in the past an almost immediate adverse impact on our operating results.

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

     Our common stock is traded on the Nasdaq SmallCap Market. The following are the quantitative listing requirements for a company to remain listed on the Nasdaq Small-Cap Market and Focus' status as of March 31, 2001.

                                                                  Focus Meets
                       Requirements                             The Requirements
                       ------------                             ----------------

1.  Net Tangible Assets(1)                      $2 million
                                                    or

    Market Capitalization                       $35 million           No
                                                    or
    Net Income (in latest fiscal year or
     2 of last fiscal years)                    $500,000
2.  Public Float (shares)(2)                    500,000               Yes
3.  Market Value of Public Float                $1 million            Yes
4.  Minimum Bid Price(3)                        $1                    No
5.  Shareholders (round lot holders)(4)         300                   Yes
6.  Market Makers                               2                     Yes

-------------------
(1) Net tangible assets equals total assets minus total liabilities minus goodwill.
(2) Public float is defined as shares that are not held directly or indirectly by any officer or director of the issuer and by any other person who is the beneficial owner of more than 10 percent of the total shares outstanding.
(3)  The closing price of our common stock on March 31, 2001, was $0.875.
(4)  Round lot holders are considered holders of 100 shares or more.

     The closing price of our common stock on May 15, 2001, was $1.15. Furthermore, at March 31, 2001, our liabilities exceeded our net tangible assets by $173,000. On May 7, 2001, Carl Berg a director and shareholder of the Company converted $2.3 million of debt and accrued interest currently owed to him by the Company into convertible preferred stock. This transaction will increase the Company's net tangible assets by $2.3 million, which would allow the Company to meet Nasdaq's SmallCap tangible net assets requirement.

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

     The video production equipment market is highly competitive and is characterized by rapid technological change, new product development and obsolescence, evolving industry standards and significant price erosion over the life of a product. Competition is fragmented with several hundred manufacturers supplying a variety of products to this market. we anticipate increased competition in the video post-production equipment market from both existing manufacturers and new market entrants. Increased competition could result in price reductions, reduced margins and loss of market share, any of which could materially and adversely affect our business, financial condition and results of operations. There can be no assurance that it will be able to compete successfully against current and future competitors.

     Often our competitors have greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than us. In addition, some of our competitors also offer a wide variety of video equipment, including professional video tape recorders, video cameras and other related equipment. In some cases, these competitors may have a competitive advantage based upon their ability to bundle their equipment in certain large system sales.

The energy crisis in the State of California could adversely effect our operations.

     The California legislature and Governor Gray Davis continue to debate possible solutions to the State's energy crisis. The largest utility in the State, Pacific Gas & Electric Company, has filed bankruptcy, while the State is attempting to purchase certain assets, including transmission lines, from Southern California Edison. Energy suppliers are owed billions of dollars by PG & E alone, while the State has been losing millions of dollars per day purchasing wholesale power and then selling it to end users at lower prices. Standard & Poors recently dropped the State's credit rating, potentially increasing the State's cost of borrowing in the capital markets.

     Officials at the Federal Energy Regulatory Commission ("FERC") and California's federal congressional representatives have issued a range of statements and positions, including several regarding the potential regulation of wholesale energy prices. At this time, we cannot predict what the price and availability of energy might be in California during the traditional summer peak demand period, and the impact of the energy crisis upon the pace and nature of economic activity in the State.

     We remain concerned about the potential impact of the energy crisis upon Focus' operations and the financial condition of our customers and suppliers in California. Focus itself is not a particularly large user of energy. However, our California offices at this time do not have backup generators, and hence would need to curtail our operations in the event of an electricity brown-out or black-out.

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

     Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. We had 31,043,000 common shares issued and outstanding as of March 31, 2001. In addition, the Company has issued warrants and options that are exercisable into shares of common stock. Moreover, we may issue additional shares in acquisitions and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans.

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

     The Company has sought to register such shares under a SB-2 filed with the Securities and Exchange Commission on February 7, 2001. As of May 15, 2001 the Company has not yet received clearance from the SEC to register these shares. There can be no assurances when or if the registration statement will be cleared by the SEC.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Class Action Suits

     Focus and certain of its officers and directors have been named as defendants in two alleged class-actions pending in United States District Court for the District of Massachusetts, on or about November 9, 1999, on behalf of Frank E. Ridel and other currently-unnamed person(s) who are alleged to have purchased shares of our common stock from July 17, 1997 to February 19, 1999. Consolidated amended complaints have been filed in each alleged class action. The first complaint alleges a claim of shareholders who purchased Focus shares during the July 17, 1997 to February 19, 1999 period (C.A. No. 99-12344-DPW). The second complaint alleges a class of shareholders who purchased shares between November 15, 1999 and March 1, 2000 (C.A. No. 00-10400-DPN). The first complaint was initially filed in November of 1999. The second complaint was initially filed in March of 2000. Both complaints purport to allege violations of the federal securities laws. Defendants moved to dismiss both actions. On May 10, 2001, the Federal District Court dismissed the later alleged class action in its entirety. As to the earlier alleged class action, the Federal District Court granted certain portions of the Company's motion to dismiss and denied other portions, allowing the case to go forward into pretrial discovery as to certain matters. Focus believes that it has consistently complied with the federal securities laws, and does not believe at this time that this litigation will result in a material adverse effect on its financial condition. Nonetheless, the management time and resources that could be required to respond effectively to such claims and to defend Focus vigorously in such litigation could adversely impact our management's administrative capabilities.

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

Item 2. Changes in Securities

     The Company did not sell any securities during the three months ended March 31, 2001 without registering the securities under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

     (None)

Item 4. Submission of Matters to a Vote of Security Holders

     (None)

Item 5. Other Information

     (None)

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     10.87   Secured Convertible Promissory Note Dated February 28, 2001

     (b) Reports on Form 8-K

     On January 16, 2001, Registrant filed a Current Report on Form 8-K announcing the results of its reconvened annual meeting held on January 11, 2001.

     On January 17, 2001, Registrant filed a Current Report on Form 8-K announcing that it had completed its acquisition of Videonics on January 16, 2001.

     On May 8, 2001, Registrant filed a Current Report on Form 8-K announcing that it had terminated its engagement of Wolf & Co. as its independent auditors and that Deloitte & Touche, LLP had been retained as its independent auditors for the fiscal year ending December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   May 18, 2001                                      Focus Enhancements, Inc.
       Date                                                 Registrant



                                              By:/s/  Gary L. Williams
                                                 ------------------------
                                                      Gary L. Williams
                                                 Vice President of Finance,
                                                  Chief Financial Officer
                                            (Principal Financial and Accounting
                                               Officer and Authorized Signer)