Form 10QSB
period 2001-06-30
FOCUS ENHANCEMENTS INC
filed 2001-08-14
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2001, or

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

                                 (408) 866-8300
                (Issuer's Telephone Number, Including Area Code)

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

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes No [X]

     As of August 10, 2001, there were approximately 32,501,914 shares of the Registrant's Common Stock Outstanding.

                            Focus Enhancements, Inc.
                           Consolidated Balance Sheets
                          (in thousands, except shares)

                                                                               June 30,   December 31,
                                                                               --------    --------
                                                                                 2001        2000
                                                                               --------    --------
                                                                             (unaudited)
                                   ASSETS
Current assets:
  Cash and cash equivalents                                                    $    642    $    352
  Restricted certificates of deposit                                                296       1,263
  Restricted collateral deposit                                                   2,363       2,363
  Accounts receivable, net of allowances of $1,022 and $1,042 at
    June 30, 2001 and December 31, 2000, respectively                             3,409       1,778
  Inventories                                                                     4,639       2,095
  Prepaid expenses and other current assets                                         136          43
                                                                               --------    --------
    Total current assets                                                         11,485       7,894

Property and equipment, net                                                         486         395
Capitalized software development costs                                              585         728
Other assets, net                                                                   125         490
Intangibles, net                                                                  2,589        --
Goodwill, net                                                                     5,165         274
                                                                               --------    --------
    Total assets                                                               $ 20,435    $  9,781
                                                                               ========    ========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Bank loan                                                                    $    150    $   --
  Current portion of long-term debt                                                --           364
  Obligations under capital leases, current portion                                  56         100
  Accounts payable                                                                4,673       3,377
  Accrued liabilities                                                             1,842       1,681
  Accrued legal judgment                                                          2,148       2,148
                                                                               --------    --------
    Total current liabilities                                                     8,869       7,670

Convertible notes payable to stockholder                                          3,563       2,362
Obligations under capital leases, non-current                                        75         102
Long-term debt, net of current portion                                             --            64
                                                                               --------    --------

    Total liabilities                                                            12,507      10,198
                                                                               --------    --------

Commitments and contingencies

Stockholders' equity (deficit)

  Preferred stock, $.01 par value; authorized 3,000,000 shares; 1,904 shares issued at June 30, 2001, none at December 31, 2001.
  (Aggregate Liquidation preference $2,266,674)                                    --          --
  Common stock, $.01 par value; 50,000,000 shares authorized, 32,443,580 and 26,350,203 shares issued at June 30, 2001 and December 31, 2000,
    respectively                                                                    329         264
  Deferred compensation                                                            (456)       --
  Additional paid-in capital                                                     61,230      48,727
  Accumulated deficit                                                           (52,475)    (48,708)
  Treasury stock at cost, 450,000 shares                                           (700)       (700)
                                                                               --------    --------
  Total stockholders' equity (deficit):                                           7,928        (417)
                                                                               --------    --------
    Total liabilities and stockholders' equity (deficit):                      $ 20,435    $  9,781
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

                            Focus Enhancements, Inc.
                      Consolidated Statements Of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                    Three Months ended June 30,
                                                    ---------------------------
                                                        2001          2000
                                                      --------      --------
Net revenues                                          $  6,489      $  4,400
Cost of goods sold                                       3,694         3,335
                                                      --------      --------

  Gross profit                                           2,795         1,065
                                                      --------      --------

Operating expenses:
  Sales, marketing and support                           1,646           959
  General and administrative                               473           707
  Research and development                                 903           285
  Amortization expense                                     700           237
                                                      --------      --------

    Total operating expenses                             3,722         2,188
                                                      --------      --------

    Loss from operations                                  (927)       (1,123)

  Interest expense, net                                   (100)          (34)
  Other (expense) income , net                             (16)           43
                                                      --------      --------

    Loss before income taxes                            (1,043)       (1,114)

  Income tax benefit                                      --              (2)
                                                      --------      --------

    Net loss                                          $ (1,043)     $ (1,112)
                                                      ========      ========

Loss per common share:
  Basic                                               $  (0.03)     $  (0.04)
                                                      ========      ========
  Diluted                                             $  (0.03)     $  (0.04)
                                                      ========      ========

Weighted average common shares outstanding:
  Basic                                                 31,285        24,785
                                                      ========      ========
  Diluted                                               31,285        24,785
                                                      ========      ========

         The accompanying notes are an integral part of the consolidated financial statements.

                            Focus Enhancements, Inc.
                      Consolidated Statements Of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                       Six Months ended June 30,
                                                       -------------------------
                                                           2001          2000
                                                         --------      --------
Net revenues                                             $ 11,498      $  8,014
Cost of goods sold                                          6,913         5,665
                                                         --------      --------

  Gross profit                                              4,585         2,349
                                                         --------      --------

Operating expenses:
  Sales, marketing and support                              3,106         1,987
  General and administrative                                1,216         1,854
  Research and development                                  1,898           545
  Amortization expense                                      1,276           451
  Restructuring expense                                        33           202
  Write-off of in-process technology                          505          --
                                                         --------      --------

    Total operating expenses                                8,034         5,039
                                                         --------      --------

    Loss from operations                                   (3,449)       (2,690)

  Interest expense, net                                      (223)          (54)
  Other (expense) income , net                                (95)           54
                                                         --------      --------

    Loss before income taxes                               (3,767)       (2,690)

  Income tax expense                                         --               2
                                                         --------      --------

    Net loss                                             $ (3,767)     $ (2,692)
                                                         ========      ========

Loss per common share:
  Basic                                                  $  (0.12)     $  (0.11)
                                                         ========      ========
  Diluted                                                $  (0.12)     $  (0.11)
                                                         ========      ========

Weighted average common shares outstanding:
  Basic                                                    30,734        24,557
                                                         ========      ========
  Diluted                                                  30,734        24,557
                                                         ========      ========

         The accompanying notes are an integral part of the consolidated financial statements.

                            Focus Enhancements, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                  Six Months Ended June 30,
                                                                                  -------------------------
                                                                                      2001       2000
                                                                                     -------    -------
Cash flows from operating activities:
Net loss                                                                             $(3,767)   $(2,692)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                        1,503        451
  Deferred compensation expense                                                          135       --
  Write-off of in process technology                                                     505       --
  Changes in operating assets and liabilities, net of the effects of acquisitions;
   Increase in accounts receivable                                                    (1,473)        (4)
   Increase in inventories                                                               (40)      (281)
   Decrease in prepaid expenses and other assets                                          68         83
   Increase in accounts payable                                                          168        124
   Increase (decrease) in accrued liabilities                                            166        (59)
                                                                                     -------    -------

  Net cash used in operating activities                                               (2,735)    (2,378)
                                                                                     -------    -------

Cash flows from investing activities:
  Decrease (increase) in restricted certificates of deposit                              967       (734)
  Additions to property and equipment                                                   (119)      (570)
  Net cash from acquisition of Videonics                                                 360       --
                                                                                     -------    -------

Net cash provided by (used in) investing activities                                    1,208     (1,304)
                                                                                     -------    -------

Cash flows from financing activities:
  Payments on notes payable and long-term debt                                          (250)    (1,101)
  Proceeds from stockholder loan                                                       2,200       --
  Payments under capital lease obligations                                               (71)      (223)
  Net proceeds from private offerings of common stock                                   --        1,284
  Payments for registration of common stock                                              (96)      --
  Net proceeds from exercise of common stock options and warrants                         34      1,069
                                                                                     -------    -------

Net cash provided by financing activities                                              1,817      1,029
                                                                                     -------    -------

Net increase (decrease) in cash and cash equivalents                                     290     (2,653)
Cash and cash equivalents at beginning of year                                           352      3,737
                                                                                     -------    -------

Cash and cash equivalents at end of period                                           $   642    $ 1,804
                                                                                     =======    =======
Supplement schedule of non-cash financing activities:
  Acquisition of Videonics Inc., for common stock                                      7,960       --
  Conversion of related party note payable to preferred stock                          2,266       --
  Conversion of accrued liabilities and notes payable to common stock                  1,294       --



         The accompanying notes are an integral part of the consolidated financial statements.

1.  Basis of Presentation

    The consolidated financial statements of Focus Enhancements, Inc. ("the Company") as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

    In the opinion of management, the consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of the interim periods. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for any future period. The consolidated financial statements include the accounts of the Company and, as of the January 16, 2001 acquisition date (see "Note 3"), Videonics Inc. ("Videonics").

2.  Management's Plans

    The Company has incurred significant losses for the last two years. At June 30, 2001, the Company reported stockholder's equity of $7,928,000 and an accumulated deficit of $52,475,000.

    To date we have met our short-and long-term cash needs from the proceeds of debt, the sale of common stock in private placements and the exercise of stock options and warrants because cash flow from operations has been insufficient to fund operations. Management is assessing product lines in light of the recent merger with Videonics Inc., (see "Note 3") to identify how to enhance existing or create new distribution channels. In addition, the Company is developing and expects to release at least two more new products for the year 2001, although no assurances can be given.

    Management has taken steps to reduce costs, including the closure of its PC Video facility in Morgan Hill, CA in the second quarter of 2000 and its Wilmington, MA facility on April 1, 2001. All operations, customer support and finance were moved into the Campbell, CA, facility. The remaining sales personnel relocated into a 2,800 square foot facility in Chelmsford, Massachusetts. In connection with this restructuring the Company expects to reduce overall personnel by 20%.

    Even with the anticipated reduction in expenses related to the restructuring and an expected increase in sales, the Company anticipates that during the rest of 2001 it will need to raise over $1.0 million to support its working capital needs and meet existing debt obligations. There can be no assurances that such funds will be adequate. Any further funds will be affected by a number of factors, including, but not limited to, market demand for the Company's products, successful integration of Videonics and the successful resolution of shareholder lawsuits. See also "Item 2 - Risk Factors."

    In an effort to meet those needs, the Company has entered into a Private Equity Line of Credit Agreement ("Equity Agreement") with Euston Investments ("Euston"). Under the Euston Equity Agreement the Company can issue up to 4,000,000 shares of its common stock, subject to certain restrictions, to Euston at a 10% discount to raise additional money. The Company has sought to register such shares under a Registration Statement on Form SB-2 initially filed with the Securities and Exchange Commission on February 7, 2001 and then as amended on August 9, 2001. As of August 14, 2001 the registration statement had not been deemed effective. There can be no assurances when or if such registration statement will be deemed effective. This document is neither an offer to sell nor a solicitation for an offer to buy securities. The offering with respect to the proposed equity line of credit will be made only by a prospectus or an exemption therefrom.

     In addition, on February 28, 2001, the Company and Carl Berg, a Focus director and shareholder entered into a Secured Convertible Promissory Note agreement under which Mr. Berg agreed to loan the Company $2.0 million to support the Company's working capital needs.

     On May 7, 2001, the Company converted $2.3 million of outstanding debt under two separate promissory notes and accrued interest owed by Focus to Mr. Berg to Convertible Preferred Stock. See "Note 7 - Commitments - Conversion of Debt to Preferred Stock" for more information.

     At June 30, 2001, Focus owed Mr. Berg $3.6 million in principal and accrued interest under various notes.

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


 Unaudited Pro Forma Purchase Price
 Allocation of Videonics                                    January 16, 2001
 -----------------------                                    ----------------

  Value of common shares issued                                $7,960,000
  Assumption of Videonics options                                 498,000
  Estimated transaction costs                                     637,000
                                                               -----------
  Total purchase cost                                          $9,095,000
                                                               -----------

  Tangible assets acquired                                     $3,384,000
  Intangible assets acquired                                    2,963,000
  In-process research and  development                            505,000
  Liabilities assumed                                          (3,373,000)
                                                               -----------
   Excess of cost over fair value (goodwill)                   $5,616,000
                                                               ===========

     The intangibles and goodwill acquired in this acquisition will be amortized on a straight-line basis over a period of three to four years. See "Note 4. - Recent Accounting Pronouncements," for further discussion of goodwill.


4. Recent Accounting Pronouncements

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 ("Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133.") SFAS No. 133 requires the recognition of all derivatives in the balance sheet as either an asset or a liability measured at fair value. The adoption of SFAS No. 133 did not have an impact on the Company's financial statements. The Company currently does not utilize derivative financial instruments in its operating activities nor does it use them for trading or speculative purposes.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning
January 1, 2002. Upon adoption of SFAS 142, the Company will stop the amortization of goodwill, expected to have a net carrying value of $4,380,962 at the date of adoption, resulting in an expected reduction of annual amortization of approximately $1,568,400 resulting from business combinations completed prior to the adoption of SFAS 141.

5. Reclassification of Certain Expenses

    Certain expenses in the three and six month periods ending June 30, 2000, have been reclassified to conform to the current period presentation. These reclassifications did not change the net loss for those periods ended June 30, 2000.


6. Inventories

    Inventories at June 30, 2001 and December 31, 2000, consist of the following:

                                                   2001          2000
                                                ----------    ----------
    Raw materials                               $2,270,000    $  826,000
    Work in process                                793,000            --
    Finished goods                               1,576,000     1,269,000
                                                ----------    ----------
    Totals                                      $4,639,000    $2,095,000
                                                ==========    ==========

7. Commitments

    Bank Loan

    On November 13, 2000, Pacific Business Funding loaned Videonics $400,000. On January 16, 2001, in connection with the merger, the loan was assumed by Focus. The loan is fully secured by a senior lien on the Company's assets. Interest is calculated at a rate of 15%. As of June 30, 2001, an aggregate of $150,000 was outstanding under the loan. The loan was repaid in full on July 16, 2001.

    Purchase of PC Video Conversion, Inc.

    On July 29, 1998, the Company issued a $1,000,000 note payable to Steve Wood in conjunction with the acquisition of PC Video Conversion, Inc. ("PC Video") providing for the payment of principal and interest at 3.5 % over a period of 36 months.


    On July 28, 2000, the Company entered into a Separation Agreement with Steve Wood. Mr. Wood was the Vice President of Pro AV engineering, former sole shareholder of PC Video and manager of the Company's Morgan Hill, CA facility. On June 15, 2000, the Company closed the Morgan Hill facility. As part of the separation agreement which terminated Mr. Wood's employment agreement, Mr. Wood remained a consultant until an upgrade to one of the Company's Pro AV products was completed. In return, Mr. Wood received a right to convert the outstanding balance of $427,000 due under the promissory note into common stock of the Company following approval of the increase to the number of shares of authorized common stock of the Company. The Company's stockholders approved the increase to the authorized common stock on January 12, 2001 and shortly thereafter, Mr. Wood agreed to convert the promissory note into 468,322 shares of the Company's common stock based on the average trading price of the common stock for the five day period preceding January 12, 2001. On June 27, 2001, the Company issued 468,322 shares of common stock to Mr. Wood.


    Convertible Notes

    On October 26, 2000, Carl Berg, a Focus director and shareholder, loaned Focus $2,362,494 to collateralize a $2,362,494 bond posted in connection with the CRA litigation (see below "Litigation - Focus is involved as a defendant in litigation with CRA Systems, Inc."). The promissory note has a term of three years and bears interest at a rate of prime plus 1%. The interest earned on the collateral is payable to Mr. Berg. The interest payable by the Company to Mr. Berg is reduced by the amount of interest earned on the collateral. The principal amount of the note will be due at the end of its term, with interest to be paid quarterly. Under certain circumstances, including at the election of Mr. Berg and

Focus, the promissory note and any accrued and unpaid interest is convertible into shares of Focus common stock at a conversion price of $1.25 which represented the average closing bid and ask price of the Company's common stock on the day preceeding the agreement. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a security interest, in first priority, over substantially all of the assets of Focus. On May 7, 2001, $46,000 of outstanding interest due under the note was converted into 38 shares of Preferred Stock. See "Note 8. Stockholders Equity - Series B Preferred Stock." for more information. As of June 30, 2001 the Company had unpaid principal and accrued interest due under the note totaling approximately $2,377,000.

     On February 28, 2001, Carl Berg agreed to loan Focus $2.0 million to support the Company's working capital needs. The promissory note has a due date of September 25, 2003 and bears interest at a rate of prime plus 1%. The principal amount of the note will be due at the end of its term, with interest to be paid quarterly. On April 24, 2001, the note was amended to provide that under certain circumstances, including at the election of Mr. Berg and Focus, the promissory note and any accrued and unpaid interest is convertible into shares of Focus common stock at a conversion price of $1.06 which represented 125% of the trailing 30-day average of the Company's common stock ending April 23, 2001. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a security interest in first priority over substantially all of the assets of Focus. On May 7, 2001, the Company and Mr. Berg agreed to the conversion of $1.0 million of debt and all accrued interest due under the note into 854 shares of Preferred Stock. See "Note 8. Stockholders Equity - Series B Preferred Stock." for more information. As of June 30, 2001 the Company had principal and accrued interest due under the note totaling approximately $1,213,000.

    Note Payable to Stockholder

     On January 16, 2001 in connection with the Videonics merger, Focus assumed an unsecured note payable to Carl Berg in the amount of $1,035,000. The note earned interest at 8% per year and was due on January 16, 2002. On May 7, 2001, the $1,035,000 and approximately $169,000 of accrued interest due under the note were converted into 1,012 shares of Preferred Stock. See "Note 8. Stockholders Equity - Series B Preferred Stock." for more information.

    Letters of Credit

    During 2000, the Company entered into agreements with subcontractors to manufacture partially and fully completed products. As part of these agreements the Company was required to obtain from its banks an irrevocable letter of credit to secure payment of each order placed with these vendors. The Company was required to secure these letters of credit by depositing cash in an interest bearing account with the bank. At June 30, 2001 and December 31, 2000, the Company maintained interest bearing accounts collateralizing letters of credit in the amount of $296,000 and $1,263,000, respectively. These restricted amounts are recorded in current assets as they relate to the procurement of inventory and are outstanding for periods of less than one year.

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

    Restructuring Expenses

    In December 2000, the Company's Board of Directors determined that to significantly reduce the Company's cost structure it would close its Wilmington, MA facility, reduce personnel and relocate to a significantly smaller facility during the first quarter of 2001. As such, restructuring charges of $522,000 were recorded in the fourth quarter of 2000. In addition, restructuring charges of $33,000 were incurred in the first quarter of 2001. Restructuring expenses were related to the reduction of 16 employees in the areas of operations, customer support and finance of approximately $153,000 and equipment and lease abandonment charges of approximately $402,000. At June 30, 2001 $88,000 of restructuring reserves remained, primarily relating to ongoing lease charges for abandoned equipment and personnel benefits associated with scheduled staffing reductions.

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

    Private Placement

     On June 9, 2000, the Company entered into a financing agreement resulting in $1,500,000 in gross proceeds from the sale of 1,400,000 shares of common stock and the issuance of a warrant to purchase an additional 140,000 shares of common stock in a private placement, to an unaffiliated accredited investor. In accordance with our obligations under the agreement, the Company is incurring charges of 2% per month of the gross proceeds until its registration of the shares purchased by the investor. During the three and six months ended June 30, 2001, the Company recorded expenses of $90,000 and $180,000, respectively, related to such charges (included in Other Expense, Net). The investor agreed to exchange the gross amount of calculated charges for additional common stock of Focus based on an exchange rate of 0.68. On June 27, 2001, the Company issued 485,295 shares of Focus common stock to extinguish this accrued liability. In connection with the issuance of common stock under this agreement, the Company recorded charges of $125,000 (included in Other Expense, Net). The Company has included such shares for registration on the its amended Form SB-2 filed with the Securities and Exchange Commission on August 9, 2001.

    On February 7, 2001, the Company filed a preliminary registration statement under the Securities Act of 1933, as amended, to register those shares and the underlying warrants. On August 9, 2001 an amended SB-2 was filed with the Securities and Exchange Commission. This document is neither an offer to sell nor a solicitation for an offer to buy securities. The offering with respect to the proposed equity line of credit will be made only by a prospectus or an exemption therefrom.

    Series B Preferred Stock

     On April 24, 2001, the board of directors of Focus adopted a Certificate of Designation whereby a total of 2,000 shares of Series B Preferred Stock, $0.01 par value per share, are reserved for issuance. Each share has a liquidation preference in the amount of $1,190.48 plus all accrued or declared but unpaid dividends. Cash dividends on the stock are non-cumulative and are paid at the option of the board of directors. If paid, the rate shall be seven percent per annum. The board does not presently intend to pay dividends on the stock. At the option of the holder, each share is convertible into 1,000 shares of common stock of Focus.

     On May 7, 2001, Carl Berg converted approximately $2.3 million of debt and accrued interest currently owed by Focus to Mr. Berg into 1,904 shares of Series B convertible preferred stock based on the estimated fair value of the preferred stock the date on which the related subscription agreement was executed. Each share of preferred stock has a liquidation preference of $1,190.48 per share and is convertible into 1,000 shares of common stock.

9.   Related Party Transactions

     Timothy Mahoney, who is a Focus director, is a principal of vFinance.com, Inc., the parent company to Union Atlantic Capital L.C., and a partner of Union Atlantic L.C. For the years ended December 31, 2000 and 1999, Focus paid Union Atlantic L.C. $83,206 and $112,226, respectively in consulting fees in connection with equity financing agreements negotiated by Union Atlantic L.C. In addition, on June 27, 2001, Union Atlantic Capital L.C. was issued 243,833 shares of Focus common stock in lieu of investment banking fees in connection with the acquisition of Videonics Inc in January 2001. In connection with the merger, the Company accrued $251,000 for such investment banking fees, which was included within the transaction costs associated with the acquisition of Videonics. Such amount was converted into the 243,833 shares of common stock based on the trading price of the common stock as of January 12, 2001, the date on which the stockholders approved the merger.

         See also "Note 7 - Commitments - Convertible Notes, " "- Note Payable to Stockholder," and "Note 8 - Series B Preferred Stock."

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

Results of Operations

Net Revenues

    Net revenues for the three-months ended June 30, 2001 were $6,489,000 as compared with $4,400,000 for the three-month period ended June 30, 2000 an increase of $2,089,000, or 47%. Net revenues for the six-months ended June 30, 2001 were $11,498,000 as compared with $8,014,000 for the six-month period ended June 30, 2000 an increase of $3,484,000, or 43%.

     For the three months ended June 30, 2001, net sales to Professional AV customers were approximately $3,736,000 compared to $868,000 for the same period in 2000, an increase of $2,868,000 or 330%. For the six months ended June 30, 2001, net sales to Professional AV customers were approximately $7,067,000 compared to $1,544,000 for the same period in 2000, an increase of $5,523,000 or 358%. Such increase in net sales to Professional AV customers for the three and six month periods ending June 30, 2001 is primarily related to the inclusion of Videonics Inc. sales beginning on January 16, 2001 of $2,000,000 and $4,857,000, respectively.

     For the three months ended June 30, 2001, net sales to OEM customers were approximately $1,071,000 as compared to $1,145,000 for the same period in 2000, a decrease of $74,000 or 6%. For the six months ended June 30, 2001, net sales to OEM customers were approximately $1,512,000 as compared to $1,676,000 for the same period in 2000, a decrease of $164,000 or 10%. The decrease is primarily the result of a certain OEM making a bulk purchase of approximately $90,000 in the first quarter of 2000. Sales of our current line of application specific integrated circuits ("ASIC") chips (FS400, FS450 and 460 families) increased 12% and 16% over three and six month prior year periods, respectively.

     For the three months ended June 30, 2001, net sales to Resellers consisting of Distributors, Retailers, VAR's and Education segments were approximately $1,682,000 as compared to $2,386,000 for the same period in 2000, a decrease of $704,000 or 30%. For the six months ended June 30, 2001, net sales to Resellers consisting of Distributors, Retailers, VAR's and Education segments were approximately $2,919,000 as compared to $4,793,000 for the same period in 2000, a decrease of $1,874,000 or 39%. The decrease is primarily the result of a reduction of nationwide computer sales, decreased educational spending and a trend by certain customers to incorporate our scan conversion chips in televisions and video conferencing systems.

Cost of Goods Sold

    Cost of goods sold were $3,694,000, or 57% of net sales, for the three-months ended June 30, 2001, as compared with $3,335,000, or 76% of net sales, for the three-months ended June 30, 2000. The Company's gross profit margin for the second quarters of 2001 and 2000 were 43% and 24%, respectively. Cost of goods sold were $6,913,000, or 60% of net sales, for the six-months ended June 30, 2001, as compared with $5,665,000, or 71% of net sales, for the six-months ended June 30, 2000. The Company's gross profit margin for the second quarters of 2001 and 2000 were 40% and 29%, respectively.

     The increase in costs of goods sold for the three and six month periods are primarily related to an increase in sales. The increase in gross margin for the three and six month periods ended June 30, 2001, are primarily related to, increased sales and the efficiencies gained by consolidating the manufacturing operations into one facility following the merger with Videonics. Additionally, the second quarter of 2000 included charges to cost of sales principally attributable to a physical inventory adjustment at Focus' Far East contract manufacturer of approximately $285,000 and the write-down of inventory to its net realizable value, including the InVideo product line of approximately $318,000. In addition, gross margin was lower due to customer mix and sales of certain slow moving product at carrying value.

Sales, Marketing and Support Expenses

    Sales, marketing and support expenses were $1,646,000, or 25% of net revenues, for the three-months ended June 30, 2001, as compared with $959,000, or 22% of net revenues, for the three-months ended June 30, 2000, an increase of $687,000 or 72%. Sales, marketing and support expenses were $3,106,000, or 27% of net revenues, for the six-months ended June 30, 2001, as compared with $1,987,000, or 25% of net revenues, for the six-months ended June 30, 2000, an increase of $1,119,000 or 56%.

    The increase in absolute dollars and as a percentage of net revenues for the three and six month periods ending June 30, 2001 are primarily due to the addition of Videonics sales, marketing and support expenses following the merger on January 16, 2001.

General and Administrative Expenses

    General and administrative expenses for the three-months ended June 30, 2001 were $473,000 or 7% of net revenues, as compared with $707,000 or 16% of net revenues for the three-months ended June 30, 2000, a decrease of $234,000 or 33%. General and administrative expenses for the six-months ended June 30, 2001 were $1,216,000 or 11% of net revenues, as compared with $1,854,000 or 23% of net revenues for the six-months ended June 30, 2000, a decrease of $638,000 or 34%.

     The decrease of general and administrative expenses in absolute dollars and as a percentage of net sales for the three and six month periods ended June 30, 2001 is primarily a result of decreased payroll expenses and consulting fees. Additionally, the first quarter of 2000 included accounting and legal fees of approximately $302,000, relating to the Company's review of accounting practices and a special investigation conducted by the Board of Directors.

Research and Development Expenses

    Research and development expenses for the three-months ended June 30, 2001 were approximately $903,000 or 14% of net revenues, as compared with $285,000 or 6% of net revenues, for the three-months ended June 30, 2000, an increase of $618,000 or 217%. Research and development expenses for the six-months ended June 30, 2001 were approximately $1,898,000 or 17% of net revenues, as compared with $545,000 or 7% of net revenues, for the six-months ended June 30, 2000, an increase of $1,353,000 or 248%.

     The increase in research and development expenses in both absolute dollars and as a percentage of revenues is due primarily to the addition of Videonics research and development expenses. Additionally, the Company did not capitalize any ASIC development costs during the three or six month periods ended June 30, 2001. In the three and six month periods ended June 30, 2000 the Company capitalized ASIC development costs of $467,000 and $760,000, respectively.

Amortization

    Amortization expenses for the three-month period ended June 30, 2001 were $700,000 or 11% of net revenues, as compared with $237,000 or 5% of net revenues, for the three-months ended June 30, 2000, an increase of $463,000 or 195%. Amortization expenses for the six-month period ended June 30, 2001 were $1,276,000 or 11% of net revenues, as compared with $451,000 or 6% of net revenues, for the six-months ended June 30, 2000, an increase of $825,000 or 183%.

     The increase in terms of absolute dollars and as a percentage of net revenues is primarily due to the Company recording and subsequently amortizing goodwill and intangibles associated with the Videonics merger. Amortization associated with the merger approximated $557,000 and $1,022,000, respectively, for the three and six month periods ended June 30, 2001. Excluding the increase associated with the Videonics merger, amortization expenses decreased as the Company wrote-off and adjusted down the carrying value of its goodwill amounts in the fourth quarter of 2000. See also Note 4 "Recent Accounting Pronouncements."

Restructuring Expenses

    For  the  six-month  period  ended  June  30,  2001,  the  Company  recorded
restructuring   expenses   totaling  $33,000  related  to  the  closure  of  its
Wilmington, MA, facility.

    For the six-month period ended June 30, 2000, the Company recorded restructuring expenses of $202,000 in conjunction with the planned closure of its Morgan Hill, CA facility and operation. These direct expenses are comprised of inventory adjustments of approximately $118,000, payroll and benefits of approximately $57,000, travel of approximately $16,000 and lease cancellation charges of approximately $11,000.

Write-off of In-Process Technology

     In connection with the acquisition of Videonics during the first quarter of 2001, the Company recorded a charge for purchased in-process technology of $505,000.

Interest Expense, Net

    Net interest expense for the three-month period ended June 30, 2001 was $100,000, or 2% of net revenues, as compared to $34,000, or 1% of net revenues, for the three-months ended June 30, 2000, an increase of $66,000. Net interest expense for the six-month period ended June 30, 2001 was $223,000, or 2% of net revenues, as compared to $54,000, or 1% of net revenues, for the six-months ended June 30, 2000, an increase of $169,000.

     The increase in interest expense is primarily attributable to an increase in notes payable of $3.6 million between comparable periods ending June 30.

Other Expense, Net

    Other expense for the three-month period ended June 30, 2001 was $16,000, as compared to other income of $43,000 for the three-months ended June 30, 2000, a change of $59,000. Other expense for the six-month period ended June 30, 2001 was $95,000, as compared to other income of $54,000 for the six-months ended June 30, 2000, a change of $149,000.

    The increase in other expense for the three month period ended June 30, 2001 is primarily attributable to charges of $215,000 associated with the untimely registering of AMRO Investment International's 1,400,000 shares which were issued in connection with a private placement in which the Company received gross proceeds of $1,500,000 in June 2000. The Company expects to incur these charges until the shares are registered. Although there can be no assurance, the Company expects to register the shares in September of 2001. Offsetting these charges were gains of approximately $200,000 related to the settlement of debts for less than original amounts accrued.

    The increase in other expense for the six month period ended June 30, 2001 are primarily attributable to charges of $305,000 associated with the untimely registering of AMRO Investment International's shares. Offsetting these charges were gains of approximately $200,000 related to the settlement of debts for less than original amounts accrued.

Liquidity and Capital Resources

    Since inception, the Company has financed its operations primarily through the public and private sale of common stock, proceeds from the exercise of options and warrants, short-term borrowing from private lenders, and favorable credit arrangements with vendors and suppliers.

    Net cash used in operating activities for the six-month periods ended June 30, 2001 and 2000 was $2,735,000 and $2,378,000, respectively. In first six months of 2001, net cash used in operating activities consisted primarily of a net loss of $3,767,000 adjusted for depreciation and amortization of $1,503,000, the write-off of in-process technology related to the acquisition of Videonics totaling $505,000, deferred compensation expense of $135,000 and an increase in accounts receivable of $1.5 million, partially offset by an increase in accounts payable of $168,000 and accrued expenses totaling $166,000. In first six months of 2000, net cash used in operating activities consisted primarily of a net loss of $2,692,000 adjusted for depreciation and amortization of $451,000 and an increase in inventories of $281,000 offset by an increase in accounts payable of $124 ,000.

    As of June 30, 2001 and 2000,  accounts  receivable from a major distributor
represented   approximately   25%  and  26%,   respectively  of  total  accounts
receivable.

    Net cash provided by investing activities for the six-months ended June 30, 2001 was $1,208,000 whereas net cash used by investing activities was $1,304,000 for the six-months ended June 30, 2000. For the first six months of 2001, cash was provided by a reduction in restricted certificates of deposit of approximately $967,000 and net cash of

$360,000 provided through the acquisition of Videonics on January 16, 2001, offset by additions of $119,000 to property and equipment. The acquisition of Videonics was accounted for as a purchase and made through the issuance of approximately 5,135,000 shares of the Company's common stock. In the first six months of 2000, cash used in investing activities was principally for the purchase of property and equipment and capitalized software development costs of $570,000 and an increase in restricted certificates of deposit of approximately $734,000.

    Net cash provided by financing activities for the six-month periods ended June 30, 2001 and 2000 was $1,817,000 and $1,029,000, respectively. In the first six months of 2001, cash provided by financing activities occurred primarily from the issuance of a note payable to a stockholder and director of the Company of $2,200,000 offset by repayments of $250,000 to a bank. In the first six months of 2000, the Company received $1,069,000 in net proceeds from the exercise of common stock options and warrants and received $1,284,000 from private offerings of common stock. The Company's financing proceeds were offset by payments on notes payable and capital lease obligations totaling $1,324,000.

    As of June 30, 2001, the Company had working capital of $2,616,000, as compared to $224,000 at December 31, 2000, an increase of $2,392,000.

    The Company has incurred losses and negative cash flows from operations for each of the two years in the period ended December 31, 2000 and for the period ending June 30, 2001 and as such has been dependent upon raising money for short and long-term cash needs through debt, proceeds from the exercise of options and warrants, and the sale of common stock in private placements. For the two-year periods ended December 31, 2000, the Company received approximately $1,284,000 and $4,414,000, respectively, in net proceeds from private offerings of common stock and $1,121,000 and $2,596,000, respectively, from the exercise of common stock options and warrants. For the six months ended June 30, 2001, the Company has received approximately $34,000 in net proceeds from the exercise of stock options and warrants.

     In addition, on February 28, 2001, the Company and Carl Berg, a Focus director and shareholder entered into a Secured Convertible Promissory Note agreement under which Mr. Berg agreed to loan the Company $2.0 million to support the Company's working capital needs.

     On May 7, 2001, the Company converted $2.3 million of outstanding debt under two separate promissory notes and accrued interest owed by Focus to Mr. Berg to Convertible Preferred Stock. See "Note 7 - Commitments - Conversion of Debt to Preferred Stock" for more information.

     At June 30, 2001, the Company owed Mr. Berg approximately $3.6 million in principle and accrued interest on various notes.

    Management has taken steps to reduce costs, including the closure of its PC Video facility in Morgan Hill, CA in the first quarter of 2000 and its Wilmington, MA facility on April 1, 2001. All operations, customer support and finance were moved into the Campbell, CA, facility. In connection with this restructuring, the Company has reduced overall personnel by approximately 20%.

    Management is assessing product lines in light of the recent merger with Videonics to identify how to enhance existing or create new distribution channels. In addition, the Company is developing and expects to release at least two more new products for the year 2001. Although there can be no assurances, management expects the Company's sales for 2001 to increase over combined pro forma revenues for 2000, as the Company begins shipments of its new products and expected synergies in its sales channels solidify.

    Even with the anticipated reduction in expenses related to the restructuring and an expected increase in sales, the Company anticipates that during the rest of 2001 it will need to raise over $1.0 million to support its working capital needs and meet existing debt obligations

    In an effort to meet those needs, the Company has entered into a Private Equity Line of Credit Agreement ("Equity Agreement") with Euston Investments ("Euston"). Under the Euston Equity Agreement the Company can issue up to 4,000,000 shares of its common stock, subject to certain restrictions, to Euston at a 10% discount to raise additional money. The Company has sought to register such shares under a Registration Statement on Form SB-2 initially filed with the Securities and Exchange Commission on February 7, 2001 and then as amended on August 9, 2001. As of August 14, 2001 the registration statement has not been deemed effective and there can be no assurances when or if such registration statement will be deemed effective. This document is neither an offer to sell nor a solicitation for an offer to buy securities. The offering with respect to the proposed equity line of credit will be made only by a prospectus or an exemption therefrom.

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

    Although there can be no assurances, the Company believes that its current cash, anticipated proceeds from the Euston Equity Agreement (if its registration statement as filed with the Securities and Exchange Commission is deemed effective), its borrowings from a shareholder, together with its operating cash flows, will be sufficient to meet the Company's requirements for working capital, and capital expenditures for the next 12 months.

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

    Historically, we have met our short-and long-term extra cash needs through debt and the sale of common stock in private placements because cash flow from operations has been insufficient to fund its operations. Set forth below is information regarding net proceeds received in our last two fiscal years:

                   Private Offerings of   Issuance of          Exercise of Stock
                         Stock                Debt          Options and Warrants
                         -----                ----          --------------------

Six months ended
  June 30, 2001                --          $2,200,000               $34,000
Fiscal 2000            $1,284,000          $2,362,000            $1,121,000
Fiscal 1999            $4,414,000                  --            $2,596,000

    Furthermore, during the six months ended June 30, 2001, we converted approximately $3.6 million of debt and other obligations into equity. See "Part II - Other Information. Item 2. Changes in Securities." While conversion of debt to equity reduces our liabilities, it also has the effect of diluting existing shareholder interests.

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

    We have experienced limited profitability since inception. As of June 30, 2001, Focus had an accumulated deficit of $52,475,000. Focus incurred net losses of $12,029,000 and $1,480,000 for the years ended December 31, 2000 and 1999.
Additionally, Focus incurred a net loss of $3,767,000 for the six months ended June 30, 2001. There can be no assurance that the newly merged companies will be profitable.

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

    For the year ended December 31, 2000, approximately 15% of our revenues were derived from sales to a major distributor, and approximately 21% of our revenues were derived from sales to two major retailers. These figures were 12% and 6% respectively for the six months ended June 30, 2001. Management expects that sales to these customers will continue to represent a significant percentage of Focus' future revenues. We do not have long-term contracts requiring any customer to purchase any minimum amount of products. There can be no assurance that we will continue to receive orders of the same magnitude as in the past from existing customers or we will be able to market its current or proposed products to new customers. Loss of any major customer would have a material adverse effect on the Focus business as a whole.

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

    The closing bid price of our stock on August 10, 2001 was $1.20. Between April 1, 2001 and August 10, 2001 the Company's common stock closed a total of 31 times below Nasdaq's minimum bid requirement of $1.00. If we fail to meet the minimum bid requirement under Nasdaq's Small Cap regulations or any of Nasdaq's other Small Cap regulations, our common stock could be delisted, eliminating the only established trading market for shares of our common stock. Euston Investments can also terminate the private equity line of credit agreement if we are delisted. The issuance by us of shares of common stock to Euston Investments, or the subsequent resale by Euston Investments of those shares, in either case at a discount to the market price, may reduce the trading price of our common stock to a level below the Nasdaq minimum bid price requirement.

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

    Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. We had approximately 32,444,000 common shares issued and outstanding as of June 30, 2001. In addition, the Company has issued warrants and options that are exercisable into shares of common stock. Moreover, we may issue additional shares in acquisitions and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans.

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

If our registration statement filed with the SEC is not deemed effective, we will not be able to utilize the equity line of credit.

    The Company has registered such shares under a SB-2 filed with the Securities and Exchange Commission initially on February 7, 2001 and amended on August 9, 2001. As of August 14, 2001 the registration statement has not been deemed effective by the SEC. There can be no assurances when or if the registration statement will be deemed effective by the SEC. If the registration statement is not deemed effective, we will not be able to utilize the equity line of credit which could have a material adverse effect on our ability to fund our operations.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Class Action Suits

    Focus and certain of its officers and directors have been named as defendants in two alleged class-actions pending in United States District Court for the District of Massachusetts, on or about November 9, 1999, on behalf of Frank E. Ridel and other currently-unnamed person(s) who are alleged to have purchased shares of our common stock from July 17, 1997 to February 19, 1999. Consolidated amended complaints have been filed in each alleged class action. The first complaint alleges a claim of shareholders who purchased Focus shares during the July 17, 1997 to February 19, 1999 period (C.A. No. 99-12344-DPW). The second complaint alleges a class of shareholders who purchased shares between November 15, 1999 and March 1, 2000 (C.A. No. 00-10400-DPW). The first complaint was initially filed in November of 1999. The second complaint was initially filed in March of 2000. Both complaints purport to allege violations of the federal securities laws. Defendants moved to dismiss both actions. On May 10, 2001, the Federal District Court dismissed the later alleged class action in its entirety. As to the earlier alleged class action, the Federal District Court granted certain portions of the Company's motion to dismiss and denied other portions, allowing the case to go forward into pretrial discovery as to certain matters. Focus believes that it has consistently complied with the federal securities laws, and does not believe at this time that this litigation will result in a material adverse effect on its financial condition. Nonetheless, the management time and resources that could be required to respond effectively to such claims and to defend Focus vigorously in such litigation could adversely impact our management's administrative capabilities.

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

Item 2. Changes in Securities

         Focus signed a debt conversion agreement with Steve Wood and Red & White Enterprises, Inc., a California corporation, on July 17, 2000, for the issuance of our common stock in lieu of cash payment under a secured promissory note held by Red & White Enterprises. Steve Wood is the sole stockholder of Red & White Enterprises and a former employee of Focus. Red & White Enterprises, f/k/a PC Video Conversion, Inc., obtained the promissory note from Focus in exchange for certain assets and liabilities of PC Video Conversion, which Focus purchased in July 1998.

         In connection with the separation agreement, on January 24, 2001, Red & White Enterprises exercised its right to convert the remaining balance of the note. Approximately $427,437 was converted into 468,322 shares of Focus common stock. The conversion price was 93% of the average closing prices for the five day period after stockholder approval of an increase in authorized shares of Focus (January 11, 2001).

         On May 7, 2001, Carl Berg, a director of Focus, converted approximately $2.3 million of debt and accrued interest currently owed by Focus to Mr. Berg into 1,904 shares of convertible preferred stock based on the estimated fair value of the preferred stock as of May 1, 2001, the date on which the related subscription agreement was executed. Each share of preferred stock has a liquidation preference of $1,190.48 per share and is convertible into 1,000 shares of common stock.

         Focus entered into a master purchase agreement with Advanced Electronic Support Products, Inc. ("AESP") whereby Focus agreed to purchase a minimum of $2,500,000 of cables and other products from AESP by March 29, 2001. In return, Focus received certain pricing commitments over the term of the master purchase agreement. The agreement provided that in the event Focus did not purchase at least $2,500,000 of cables and other products during the term of the master purchase agreement, Focus would pay AESP an amount equal to 20% of the difference between $2,500,000 and the aggregate amount of purchases. The agreement allowed Focus and its subcontractors, to purchase product from other sources if AESP's pricing or quality do not meet certain competitive levels and that such purchases shall reduce the minimum requirements under the agreement.
Focus failed to meet the minimum purchase requirements and there were some disputes between the parties under the agreement. On June 26, 2001, as settlement, in exchange for a release from AESP of Focus from further liability under the contract, Focus agreed to issue 150,000 shares of its common stock to AESP.

         On June 9, 1999, we entered into a Common Stock and Warrant Purchase Agreement with AMRO International, S.A. for the private placement of 1,400,000 shares of Focus common stock. This Agreement also required the issuance of a common stock purchase warrant, under the terms of which AMRO may purchase up to 140,000 additional shares of FOCUS common stock. In return, AMRO paid to Focus $1,500,000 at the closing. On June 27, 2001, we issued 485,295 shares of Focus common stock to AMRO to satisfy part of our obligation under the agreement regarding the timely registration of the shares purchased by AMRO.

         On June 27, 2001, we issued 243,833 shares of Focus common stock to Union Atlantic Capital, L.C. for investment banking services rendered to Focus in connection with Focus acquisition of Videonics. The shares were issued in lieu of fees of $228,538 for such services.

         The Registrant believes the issuance of the securities described above were exempt either pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. The recipients in such transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with the Company, to information about the Company.

         No underwriters were employed in any of the above transactions. Appropriate legends were affixed to the share certificates and warrants issued in the transactions.

Item 3. Defaults Upon Senior Securities

         (None)

Item 4. Submission of Matters to a Vote of Security Holders

         (None)

Item 5. Other Information

         (None)

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

         None

         (b)      Reports on Form 8-K

         On May 8, 2001, Registrant filed a Current Report on Form 8-K announcing that it had terminated its engagement of Wolf & Co. as its independent auditors and that Deloitte & Touche, LLP had been retained as its independent auditors for the fiscal year ending December 31, 2001.

         On June 1, 2001, Registrant filed a Current Report on Form 8-K/A to amend the Company's Form 8-K filed on May 8, 2001 to include Exhibit 16.1, Letter of Wolf & Co. re: Change in Certified Public Accountants.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



   August 14, 2001                         Focus Enhancements, Inc.
---------------------------               --------------------------
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