Form 10QSB
period 2001-09-30
FOCUS ENHANCEMENTS INC
filed 2001-11-14
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2001, or

[.] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No



     As of October 31, 2001, there were approximately 32,671,250 shares of the Registrant's Common Stock Outstanding.

                            Focus Enhancements, Inc.
                           Consolidated Balance Sheets
                          (in thousands, except shares)
                                                                                September 30,     December 31,
                                                                                     2001             2000
                                                                                 -----------      -----------
                                                                                 (unaudited)
                                   ASSETS
Current assets:
  Cash and cash equivalents                                                      $       706      $       352
  Restricted certificates of deposit                                                     298            1,263
  Restricted collateral deposit                                                        2,363            2,363
  Accounts receivable, net of allowances of $1,005 and $1,042 at
    September 30, 2001 and December 31, 2000, respectively                             3,181            1,778
  Inventories                                                                          4,543            2,095
  Prepaid expenses and other current assets                                              272               43
                                                                                 -----------      -----------
    Total current assets                                                              11,363            7,894

Property and equipment, net                                                              410              395
Capitalized software development costs                                                   482              728
Other assets, net                                                                        123              490
Intangibles, net                                                                       2,385               --
Goodwill, net                                                                          4,773              274
                                                                                 -----------      -----------
    Total assets                                                                 $    19,536      $     9,781
                                                                                 ===========      ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of long-term debt                                              $        --      $       364
  Obligations under capital leases, current portion                                       36              100
  Accounts payable                                                                     4,616            3,377
  Accrued liabilities                                                                  1,416            1,681
  Accrued legal judgment                                                               2,148            2,148
                                                                                 -----------      -----------
    Total current liabilities                                                          8,216            7,670

Convertible notes payable                                                                450               --
Convertible notes payable to stockholder                                               3,562            2,362
Obligations under capital leases, non-current                                             60              102
Long-term debt, net of current portion                                                    --               64
                                                                                 -----------      -----------

    Total liabilities                                                                 12,288           10,198
                                                                                 -----------      -----------

Commitments and contingencies

Stockholders' equity (deficit)

  Preferred stock, $.01 par value; authorized 3,000,000 shares; 1,904
shares   issued at September 30, 2001, none at December 31, 2000.
(Aggregate liquidation preference $2,266,674)                                             --               --
  Common stock,  $.01 par value;  50,000,000 shares  authorized,  32,671,250 and
    26,350,203 shares issued at September 30, 2001 and December 31,
    2000, respectively                                                                   326              264
  Deferred compensation                                                                 (382)              --
  Additional paid-in capital                                                          61,369           48,727
  Accumulated deficit                                                                (53,365)         (48,708)
  Treasury stock at cost, 450,000 shares                                                (700)            (700)
                                                                                 -----------      -----------
  Total stockholders' equity (deficit)                                                 7,248             (417)
                                                                                 -----------      ------------
    Total liabilities and stockholders' equity (deficit)                         $    19,536      $     9,781
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

                            Focus Enhancements, Inc.
                      Consolidated Statements Of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                           Three Months ended
                                                              September 30,
                                                         -----------------------
                                                             2001          2000
                                                         --------      --------
Net product revenues                                     $  6,024      $  4,116
Contract revenues                                             693          --
                                                         --------      --------
  Total net revenues                                        6,717         4,116
Cost of goods sold                                          4,387         2,729
                                                         --------      --------
  Gross profit                                              2,330         1,387
                                                         --------      --------

Operating expenses:
  Sales, marketing and support                              1,425           797
  General and administrative                                  467           542
  Research and development                                    617           245
  Amortization expense                                        700           182
                                                         --------      --------
    Total operating expenses                                3,209         1,766
                                                         --------      --------
    Loss from operations                                     (879)         (379)

  Legal judgement expense (CRA)                              --          (2,148)
  Interest expense, net                                       (44)           (3)
  Other income, net                                            33            13
                                                         --------      --------
    Loss before income taxes                                 (890)       (2,517)
  Income tax benefit                                         --            --
                                                         --------      --------
    Net loss                                             $   (890)     $ (2,517)
                                                         ========      ========
Loss per common share:
  Basic                                                  $  (0.03)     $  (0.10)
                                                         ========      ========
  Diluted                                                $  (0.03)     $  (0.10)
                                                         ========      ========
Weighted average common shares outstanding:
  Basic                                                    32,520        25,863
                                                         ========      ========
  Diluted                                                  32,520        25,863
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

                            Focus Enhancements, Inc.
                      Consolidated Statements Of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                            Nine Months ended
                                                              September 30,
                                                         -----------------------
                                                             2001          2000
                                                         --------      --------
Net product revenues                                     $ 17,194      $ 12,130
Contract revenues                                           1,021          --
                                                         --------      --------
  Total net revenues                                       18,215        12,130
Cost of goods sold                                         11,300         8,420
                                                         --------      --------
  Gross profit                                              6,915         3,710
                                                         --------      --------
Operating expenses:
  Sales, marketing and support                              4,531         2,857
  General and administrative                                1,683         2,432
  Research and development                                  2,515           854
  Amortization expense                                      1,976           432
  Restructuring expense                                        33           202
  Write-off of in-process technology                          505          --
                                                         --------      --------
    Total operating expenses                               11,243         6,777
                                                         --------      --------
    Loss from operations                                   (4,328)       (3,067)

  Legal judgement expense (CRA)                              --          (2,148)
  Interest expense, net                                      (267)          (58)
  Other (expense) income , net                                (62)           67
                                                         --------      --------
    Loss before income taxes                               (4,657)       (5,206)

  Income tax expense                                         --               2
                                                         --------      --------
    Net loss                                             $ (4,657)     $ (5,208)
                                                         ========      ========
Loss per common share:
  Basic                                                  $  (0.15)     $  (0.21)
                                                         ========      ========
  Diluted                                                $  (0.15)     $  (0.21)
                                                         ========      ========
Weighted average common shares outstanding:
  Basic                                                    31,329        25,003
                                                         ========      ========
  Diluted                                                  31,329        25,003
                                                         ========      ========

         The accompanying notes are an integral part of the consolidated financial statements.

                            Focus Enhancements, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)
                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                     ------------------
                                                                                      2001       2000
                                                                                     -------    -------
Cash flows from operating activities:
Net loss                                                                             $(4,657)   $(5,208)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                        2,328        733
  Deferred compensation expense                                                          209       --
  Write-off of in process technology                                                     505       --
  Inventory obsolescence                                                                 136       --
  Allowance for doubtful accounts                                                         15       --
  Changes in operating assets and liabilities, net of the effects of acquisitions;
   Decrease (increase) in accounts receivable                                         (1,260)       111
   Decrease (increase) in inventories                                                    (80)     1,605
   Increase in prepaid expenses and other assets                                         (66)    (1,132)
   Increase (decrease) in accounts payable                                                78       (552)
   Increase (decrease) in accrued liabilities                                           (160)     2,092
                                                                                     -------    -------
  Net cash used in operating activities                                               (2,952)    (2,351)
                                                                                     -------    -------
Cash flows from investing activities:
  Decrease (increase) in restricted certificates of deposit                              965       (746)
  Additions to property and equipment                                                   (169)      (406)
  Net cash from acquisition of Videonics                                                 360       --
                                                                                     -------    -------
Net cash provided by (used in) investing activities                                    1,156     (1,152)
                                                                                     -------    -------
Cash flows from financing activities:
  Payments on notes payable and long-term debt                                          (400)    (1,101)
  Proceeds from stockholder loans                                                      2,650       --
  Payments under capital lease obligations                                              (106)      (252)
  Net proceeds from private offerings of common stock
                                                                                        --        1,284
  Costs related to registration of common stock                                         (117)      --
  Net proceeds from exercise of common stock options and warrants                        123      1,121
                                                                                     -------    -------
Net cash provided by financing activities                                              2,150      1,052
                                                                                     -------    -------
Net increase (decrease) in cash and cash equivalents                                     354     (2,451)
Cash and cash equivalents at beginning of year                                           352      3,737
                                                                                     -------    -------
Cash and cash equivalents at end of period                                           $   706    $ 1,286
                                                                                     =======    =======
Supplement schedule of non-cash financing activities:
 Acquisition of Videonics, Inc., for common stock                                      7,960       --
 Conversion of relates party note payable to preferred stock                           2,266       --
 Conversion of accrued liabilities and notes payable to common stock                   1,294       --

         The accompanying notes are an integral part of the consolidated financial statements.

1.  Basis of Presentation

    The consolidated financial statements of Focus Enhancements, Inc. ("the Company") as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

    In the opinion of management, the consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of the interim periods. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for any future period. The consolidated financial statements include the accounts of the Company and, as of the January 16, 2001 acquisition date (see "Note 3"), Videonics Inc. ("Videonics").

2.  Management's Plans

    The Company has incurred significant losses for the last two years. At September 30, 2001, the Company reported stockholder's equity of $7,248,000 and an accumulated deficit of $53,365,000.

    To date we have met our short-and long-term cash needs from the proceeds of debt, the sale of common stock in private placements and the exercise of stock options and warrants because cash flow from operations has been insufficient to fund operations. Management is assessing product lines in light of the recent merger with Videonics Inc., (see "Note 3") to identify how to enhance existing or create new distribution channels. In addition, the Company released three new products in the third quarter of 2001, which should provide the Company with incremental revenue.

    Management has taken steps to reduce costs, including the closure of its PC Video facility in Morgan Hill, CA in the second quarter of 2000 and its Wilmington, MA facility on April 1, 2001. All operations, customer support and finance were moved into the Campbell, CA, facility. The remaining sales personnel relocated into a 2,800 square foot facility in Chelmsford, Massachusetts. In connection with this restructuring the Company reduced overall personnel by 20%.

    Even with the anticipated reduction in expenses related to the restructuring and an expected increase in sales, the Company anticipates that during the rest of 2001 it will need to raise over $500,000 to support its working capital needs and meet existing debt obligations. There can be no assurances that such funds will be adequate. Any further funds will be affected by a number of factors, including, but not limited to, market demand for the Company's products, successful integration of Videonics and the successful resolution of shareholder lawsuits. See also "Item 2 - Risk Factors."

    In an effort to meet those needs, the Company has entered into a Private Equity Line of Credit Agreement ("Equity Agreement") with Euston Investments ("Euston"). Under the Euston Equity Agreement the Company can issue up to 4,000,000 shares of its common stock, subject to certain restrictions, to Euston at a 10% discount to raise additional money. The Company has sought to register such shares under a Registration Statement on Form SB-2 initially filed with the Securities and Exchange Commission on February 7, 2001 and then as amended on August 9, 2001. As of November 12, 2001 the registration statement had not been deemed effective. There can be no assurances when or if such registration statement will be deemed effective. This document is neither an offer to sell nor a solicitation for an offer to buy securities. The offering with respect to the proposed equity line of credit will be made only by a prospectus or an exemption therefrom.

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

4. Recent Accounting Pronouncements

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137. SFAS No. 133 requires the recognition of all derivatives in the balance sheet as either an asset or a liability measured at fair value. The adoption of SFAS No. 133 did not have an impact on the Company's financial statements. The Company currently does not utilize derivative financial instruments in its operating activities nor does it use them for trading or speculative purposes.

    In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS 142, the Company will stop the amortization of goodwill, expected to have a net carrying value of $4,380,962 at the date of adoption, resulting in an expected reduction of annual amortization of approximately $1,568,400 resulting from business combinations completed prior to the adoption of SFAS 141.

In August, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for all financial statements issued in 2002. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's financial statements.

5.  Reclassification of Certain Expenses

    Certain expenses in the three and nine month periods ending September 30, 2000, have been reclassified to conform to the current period presentation. These reclassifications did not change the net loss for those periods ended September 30, 2000.

6.  Inventories

    Inventories at September 30, 2001 and December 31, 2000, consist of the following:

                                             2001            2000
                                         -----------     --------
    Raw materials                         $2,148,000      $826,000
    Work in process                          520,000           --
    Finished goods                         1,875,000     1,269,000
                                         -----------     ---------
    Totals                                $4,543,000    $2,095,000
                                         ===========    ==========

7. Commitments

    Bank Loan

    On November 13, 2000, Pacific Business Funding loaned Videonics $400,000. On January 16, 2001, in connection with the merger, the loan was assumed by Focus. The loan was fully secured by a senior lien on the Company's assets. Interest is calculated at a rate of 15%. The loan was repaid in full on July 16, 2001.

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

    Convertible Notes

    On October 26, 2000, Carl Berg, a Focus director and shareholder, loaned Focus $2,362,494 to collateralize a $2,362,494 bond posted in connection with the CRA litigation (see below "Litigation - Focus is involved as a defendant in litigation with CRA Systems, Inc."). The promissory note has a term of three years and bears interest at a rate of prime plus 1%. The interest earned on the collateral is payable to Mr. Berg. The interest payable by the Company to Mr. Berg is reduced by the amount of interest earned on the collateral. The principal amount of the note will be due at the end of its term, with interest to be paid quarterly. Under certain circumstances, including at the election of Mr. Berg and Focus, the promissory note and any accrued and unpaid interest is convertible into shares of Focus common stock at a conversion price of $1.25 which represented the average closing bid and ask price of the Company's common stock on the day preceding the agreement. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a security interest, in first priority, over substantially all of the assets of Focus. On May 7, 2001, $46,000 of outstanding interest due under the note was converted into 38 shares of Preferred Stock. See "Note 8. Stockholders Equity - Series B Preferred Stock" for more information. As of September 30, 2001 the Company had unpaid principal and accrued interest due under the note totaling approximately $2,388,000.

     On February 28, 2001, Carl Berg agreed to loan Focus $2.0 million to support the Company's working capital needs. The promissory note has a due date of September 25, 2003 and bears interest at a rate of prime plus 1%. The principal amount of the note will be due at the end of its term, with interest to be paid quarterly. On April 24, 2001, the note was amended to provide that under certain circumstances, including at the election of Mr. Berg and Focus, the promissory note and any accrued and unpaid interest is convertible into shares of Focus preferred stock at a conversion price of $1.19 which represented 125% of the trailing 30-day average of the Company's common stock ending April 23, 2001. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a security interest in first priority over substantially all of the assets of Focus. On May 7, 2001, the Company and Mr. Berg agreed to the conversion of $1.0 million of debt and all accrued interest due under the note into 854 shares of Preferred Stock. See "Note 8. Stockholders Equity - Series B Preferred Stock" for more information. As of September 30, 2001 the Company had principal and accrued interest due under the note totaling approximately $1,033,000.

     On June 29, 2001, the Company issued a convertible promissory note to Mr. Berg in the amount up to $650,000 to support the Company's working capital needs. The promissory note has a due date of January 3, 2003 and bears interest at a rate of prime plus 1%. The principal amount of the note will be due at the end of its term, with interest to be paid quarterly. The note provides that at the election of Mr. Berg and Focus, the promissory note and any accrued and unpaid interest is convertible into shares of Focus preferred stock at a conversion price of $1.56 which represented 125% of the trailing 30-day average of the Company's common stock ending June 28, 2001. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a security interest in first priority over substantially all of the assets of Focus. As of September 30, 2001 the Company had principal and accrued interest due under the note totaling approximately $661,000.

    Note Payable to Stockholder

     On January 16, 2001 in connection with the Videonics merger, Focus assumed an unsecured note payable to Carl Berg in the amount of $1,035,000. The note earned interest at 8% per year and was due on January 16, 2002. On May 7, 2001, the $1,035,000 and approximately $169,000 of accrued interest due under the note were converted into 1,012 shares of Preferred Stock. See "Note 8. Stockholders Equity - Series B Preferred Stock" for more information.

    Letters of Credit

    During 2000, the Company entered into agreements with subcontractors to manufacture partially and fully completed products. As part of these agreements the Company was required to obtain from its banks an irrevocable letter of credit to secure payment of each order placed with these vendors. The Company was required to secure these letters of credit by depositing cash in an interest bearing account with the bank. At September 30, 2001 and December 31, 2000, the Company maintained interest bearing accounts collateralizing letters of credit in the amount of $298,000 and $1,263,000, respectively. These restricted amounts are recorded in current assets as they relate to the procurement of inventory and are outstanding for periods of less than one year.

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

    Restructuring Expenses

    In December 2000, the Company's Board of Directors determined that to significantly reduce the Company's cost structure it would close its Wilmington, MA facility, reduce personnel and relocate to a significantly smaller facility during the first quarter of 2001. As such, restructuring charges of $522,000 were recorded in the fourth quarter of 2000. In addition, restructuring charges of $33,000 were incurred in the first quarter of 2001. Restructuring expenses were related to the reduction of 16 employees in the areas of operations, customer support and finance of approximately $153,000 and equipment and lease abandonment charges of approximately $402,000. At September 30, 2001 $41,000 of restructuring reserves remained, primarily relating to ongoing lease charges for abandoned equipment and personnel benefits associated with scheduled staffing reductions.

    The closure of the Company's Morgan Hill facility occurred in the first quarter of 2000 and restructuring charges totaled approximately $202,000. Direct expenses were comprised of inventory adjustments of approximately $118,000, payroll and benefits of approximately $57,000, travel of approximately $16,000 and lease cancellation charges of approximately $11,000. At September 30, 2001 all restructuring costs related to the Morgan Hill closure have been paid.

Litigation

    Focus has been named as a defendant in an alleged class action alleging violation of federal securities laws.

    Focus and one of its directors have been named as defendants in a securities class action pending in United States District Court for the District of Massachusetts. The complaint alleges a class of shareholders who purchased Focus shares during the July 17, 1997 to February 19, 1999 period. The complaint was initially filed in November of 1999 and has been amended several times. The complaint purports to allege violations of the federal securities laws and seeks unspecified monetary damages. Defendants moved to dismiss the action. The Federal District Court granted certain portions of the Company's motion to dismiss and denied other portions allowing the case to go forward into pretrial discovery as to certain matters. Focus believes that it has consistently complied with the federal securities laws, and does not believe at this time that this litigation will result in a material adverse effect on its financial condition. Nonetheless, the management time and resources that could be required to respond effectively to such claims and to defend Focus vigorously in such litigation could adversely impact our management's administrative capabilities.

    Focus is involved as a defendant in litigation with CRA Systems, Inc

    In 1996 CRA Systems, Inc., a Texas corporation, and Focus entered into an agreement, the terms and nature of which were subsequently disputed by the parties. Focus contended that the transaction was simply a sale of inventory for which Focus was never paid. CRA contended otherwise. CRA brought suit against Focus and on September 21, 1998, for breach of contract contending that Focus grossly exaggerated the demand for the product and the margin of profit that was available to CRA regarding this project. CRA sought to recover out-of-pocket losses exceeding $100,000 and lost profits of $400,000 to $1,000,000. The case was removed to the US District Court for the Western District of Texas, Waco, Texas. A jury trial in May 2000 in that court resulted in a verdict in favor of CRA for $848,000 actual damages and $1,000,000 punitive damages. On October 10, 2000, the court rendered a judgment in favor of CRA for actual damages, punitive damages, attorney's fees, costs, and interest. In connection with this judgment, we recorded an expense of $2,147,722 in the period ended September 30, 2000. The court overruled the motion for new trial that Focus filed, and Focus has appealed the judgment to the U.S. Court of Appeals for the Fifth Circuit in New Orleans, Louisiana. On October 27, 2000, Focus submitted a bond in the approximate amount of $2.3 million (being the approximate amount of the judgment plus 10% to cover interest and costs of CRA) and the U.S. District Court granted a stay of any enforcement of the judgment pending appeal. The court of appeals has tentatively set the appeal for oral argument during the week of December 3, 2001.

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

    Private Placement

    On June 9, 2000, the Company entered into a financing agreement resulting in $1,500,000 in gross proceeds from the sale of 1,400,000 shares of common stock and the issuance of a warrant to purchase an additional 140,000 shares of common stock in a private placement, to an unaffiliated accredited investor. In accordance with our obligations under the agreement, the Company is incurring charges of 2% per month of the gross proceeds until its registration of the shares purchased by the investor. During the three and nine months ended September 30, 2001, the Company recorded expenses of $52,000 and $231,000, respectively, related to such charges (included in Other Expense, Net). The investor agreed to exchange the gross amount of calculated charges for additional common stock of Focus based on an exchange rate of 0.68. Through September 30, 2001, the Company has issued 485,295 shares of Focus common stock to extinguish this accrued liability. In connection with the issuance of common stock under this agreement, the Company recorded charges of $17,000 and $142,000 for the three and nine months ended September 30, 2001 (included in Other Expense, Net).

    On February 7, 2001, the Company filed a preliminary registration statement under the Securities Act of 1933, as amended, to register those shares and the underlying warrants. On August 9, 2001 an amended SB-2 was filed with the Securities and Exchange Commission. As of November 12, 2001 the registration statement had not been deemed effective. This document is neither an offer to sell nor a solicitation for an offer to buy securities. The offering with respect to the proposed equity line of credit will be made only by a prospectus or an exemption therefrom.

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

9.   Related Party Transactions

    Timothy Mahoney, who is a Focus director, is a principal of vFinance.com, Inc., the parent company to Union Atlantic Capital L.C., and a partner of Union Atlantic L.C. For the years ended December 31, 2000 and 1999, Focus paid Union Atlantic L.C. $83,206 and $112,226, respectively in consulting fees in connection with equity financing agreements negotiated by Union Atlantic L.C. In addition, on June 27, 2001, vFinance Capital L.C. was issued 243,833 shares of Focus common stock in lieu of investment banking fees in connection with the acquisition of Videonics Inc in January 2001. In connection with the merger, the Company accrued $251,000 for such investment banking fees, which was included within the transaction costs associated with the acquisition of Videonics. Such amount was converted into the 243,833 shares of common stock based on the trading price of the common stock as of January 12, 2001, the date on which the stockholders approved the merger. Pursuant to an agreement, in the event vFinance.com, Inc. or any of its affiliates publicly sell the shares of common stock in the market at a price below $1.03, the Company would be required to issue to vFinance.com, Inc. additional shares to make up any shortfalls, up to a maximum of 3,500,000. Such shares can be repurchased by Focus within five (5) business days from the date of issuance at the difference between the market price at the time the shares were sold by vFinance or its affiliates and $1.03. Such amount would not exceed $227,000.

See also "Note 7 - Commitments - Convertible Notes," "- Note Payable to Stockholder," and "Note 8 - Series B Preferred Stock."

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

Results of Operations

Net Revenues

    Net revenues for the three-months ended September 30, 2001 were $6,717,000 as compared with $4,116,000 for the three-month period ended September 30, 2000 an increase of $2,601,000, or 63%. Net revenues for the nine-months ended September 30, 2001 were $18,215,000 as compared with $12,130,000 for the nine-month period ended September 30, 2000 an increase of $6,085,000, or 50%.

    For the three months ended September 30, 2001, net sales to Professional AV customers were approximately $3,716,000 compared to $1,345,000 for the same period in 2000, an increase of $2,371,000 or 176%. For the nine months ended September 30, 2001, net sales to Professional AV customers were approximately $10,783,000 compared to $3,424,000 for the same period in 2000, an increase of $7,359,000 or 215%. Such increase in net sales to Professional AV customers for the three and nine month periods ending September 30, 2001 primarily related to the inclusion of Videonics Inc. sales beginning on January 16, 2001 of $2,451,000 and $7,308,000, respectively.

    For the three months ended September 30, 2001, net sales to OEM customers were approximately $1,696,000 as compared to $1,073,000 for the same period in 2000, an increase of $623,000 or 58%. For the nine months ended September 30, 2001, net sales to OEM customers were approximately $3,208,000 as compared to $2,674,000 for the same period in 2000, an increase of $534,000 or 20%. The increase in both the three and nine month periods is primarily attributable to contract revenue of $693,000 and $1,021,000 in the three and nine months ended September 30, 2001, respectively. Sales of our current line of application specific integrated circuits ("ASIC") chips (FS400, FS450 and 460 families) increased by $478,000 (83%) and $1,619,000 (130%) over three and nine month prior year periods, respectively.

    For the three months ended September 30, 2001, net sales to Resellers consisting of Distributors, Retailers, VAR's and Education segments were approximately $1,305,000 as compared to $1,698,000 for the same period in 2000, a decrease of $393,000 or 23%. For the nine months ended September 30, 2001, net sales to Resellers were approximately $4,224,000 as compared to $6,032,000 for the same period in 2000, a decrease of $1,808,000 or 30%. The decrease is primarily the result a reduction of nationwide computer sales, decreased educational spending and a trend by certain customers to incorporate our scan conversion chips in televisions and video conferencing systems.

    As of September 30, 2001, the Company had a sales order backlog of approximately $150,000.

Cost of Goods Sold

    Cost of goods sold were $4,387,000, or 65% of net sales, for the three-months ended September 30, 2001, as compared with $2,729,000, or 66% of net sales, for the three-months ended September 30, 2000. The Company's gross profit margin for the third quarters of 2001 and 2000 were 35% and 34%, respectively. Cost of goods sold were $11,300,000, or 62% of net sales, for the nine-months ended September 30, 2001, as compared with $8,420,000, or 69% of net sales, for the nine-months ended September 30, 2000. The Company's gross profit margin for the nine-month periods of 2001 and 2000 were 38% and 31%, respectively.

    The increase in gross margin for the three and nine month periods ended September 30, 2001, are primarily related to, increased sales and the efficiencies gained by consolidating the manufacturing operations into one facility following the merger with Videonics. Additionally, the nine month period ended September 30, 2000 included charges to cost of sales principally attributable to a physical inventory adjustment at Focus' Far East contract manufacturer of approximately $285,000 and the write-down of inventory to its net realizable value, including the InVideo product line of approximately $318,000. In addition, gross margin was lower due to customer mix and sales of certain slow moving product at carrying value.

Sales, Marketing and Support Expenses

    Sales, marketing and support expenses were $1,425,000, or 21% of net revenues, for the three-months ended September 30, 2001, as compared with $797,000, or 19% of net revenues, for the three-months ended September 30, 2000, an increase of $628,000 or 79%. Sales, marketing and support expenses were $4,531,000, or 25% of net revenues, for the nine-months ended September 30, 2001, as compared with $2,857,000, or 24% of net revenues, for the nine-months ended September 30, 2000, an increase of $1,674,000 or 59%.

    The increase in absolute dollars and as a percentage of net revenues for the three and nine month periods ending September 30, 2001 are primarily due to the addition of Videonics sales, marketing and support expenses following the merger on January 16, 2001.

General and Administrative Expenses

    General and administrative expenses for the three-months ended September 30, 2001 were $467,000 or 7% of net revenues, as compared with $542,000 or 13% of net revenues for the three-months ended September 30, 2000, a decrease of $75,000 or 14%. General and administrative expenses for the nine-months ended September 30, 2001 were $1,683,000 or 9% of net revenues, as compared with $2,432,000 or 20% of net revenues for the nine-months ended September 30, 2000, a decrease of $749,000 or 31%.

    The decrease of general and administrative expenses in absolute dollars and as a percentage of net sales for the three and nine month periods ended September 30, 2001 is primarily a result of decreased payroll expenses and consulting fees. Additionally, the first quarter of 2000 included accounting and legal fees of approximately $302,000 relating to the Company's review of accounting practices and a special investigation conducted by the Board of Directors.

Research and Development Expenses

    Research and development expenses for the three-months ended September 30, 2001 were approximately $617,000 or 9% of net revenues, as compared with $245,000 or 6% of net revenues, for the three-months ended September 30, 2000, an increase of $372,000 or 152%. Research and development expenses for the nine-months ended September 30, 2001 were approximately $2,515,000 or 14% of net revenues, as compared with $854,000 or 7% of net revenues, for the nine-months ended September 30, 2000, an increase of $1,661,000 or 194%.

    The increase in research and development expenses in both absolute dollars and as a percentage of revenues is due primarily to the addition of Videonics research and development expenses. Additionally, the Company did not capitalize any ASIC development costs during the three or nine month periods ended September 30, 2001. In the three and nine month periods ended September 30, 2000 the Company capitalized ASIC development costs of $450,000 and $1,210,000, respectively. Partially offsetting the increases just described, were the allocation of research and development expenses to costs of sales during the three and nine month periods ended September 30, 2001, as the Company performed development work under contract.

Amortization

    Amortization expenses for the three-month period ended September 30, 2001 were $700,000 or 10% of net revenues, as compared with $182,000 or 4% of net revenues, for the three-months ended September 30, 2000, an increase of $518,000 or 285%. Amortization expenses for the nine-month period ended September 30, 2001 were $1,976,000 or 11% of net revenues, as compared with $432,000 or 4% of net revenues, for the nine-months ended September 30, 2000, an increase of $1,544,000 or 357%.

    The increase in terms of absolute dollars and as a percentage of net revenues is primarily due to the Company recording and subsequently amortizing goodwill and intangibles associated with the Videonics merger. Amortization associated with the merger approximated $557,000 and $1,579,000, respectively, for the three and nine month periods ended September 30, 2001. Excluding the increase associated with the Videonics merger, amortization expenses decreased as the Company wrote-off and adjusted down the carrying value of its goodwill amounts in the fourth quarter of 2000. See also Note 4 "Recent Accounting Pronouncements."

Restructuring Expenses

    For the nine-month  period ended  September 30, 2001,  the Company  recorded
restructuring   expenses   totaling  $33,000  related  to  the  closure  of  its
Wilmington, MA, facility.

    For the nine-month period ended September 30, 2000, the Company recorded restructuring expenses of $202,000 in conjunction with the closure of its Morgan Hill, CA facility and operation. These direct expenses are comprised of inventory adjustments of approximately $118,000, payroll and benefits of approximately $57,000, travel of approximately $16,000 and lease cancellation charges of approximately $11,000.

Write-off of In-Process Technology

    In connection with the acquisition of Videonics during the first quarter of 2001, the Company recorded a charge for purchased in-process technology of $505,000.

Interest Expense, Net

    Net interest expense for the three-month period ended September 30, 2001 was $44,000, or 1% of net revenues, as compared to $3,000 for the three-months ended September 30, 2000, an increase of $41,000. Net interest expense for the nine-month period ended September 30, 2001 was $267,000, or 1% of net revenues, as compared to $58,000 for the nine-months ended September 30, 2000, an increase of $209,000.

     The increase in interest expense is primarily attributable to an increase in debt of approximately $3.6 million between comparable periods ending September 30.

Other Expense, Net

    Other income for the three-month period ended September 30, 2001 was $33,000, as compared to other income of $13,000 for the three-months ended September 30, 2000, a change of $20,000. Other expense for the nine-month period ended September 30, 2001 was $62,000, as compared to other income of $67,000 for the nine-months ended September 30, 2000, a change of $129,000.

    The increase in other income for the three month period ended September 30, 2001 is primarily attributable to gains of approximately $128,000 related to the settlement of debts for less than original amounts accrued, offset by charges of $69,000 associated with the untimely registering of AMRO Investment International's 1,400,000 shares which were issued in connection with a private placement in which the Company received gross proceeds of $1,500,000 in June 2000. The Company expects to incur these charges until the shares are registered. Although there can be no assurance, the Company expects to register the shares by December of 2001.

    The increase in other expense for the nine month period ended September 30, 2001 are primarily attributable to charges of $374,000 associated with the untimely registering of AMRO Investment International's shares. Offsetting these charges were gains of approximately $328,000 related to the settlement of debts for less than original amounts accrued.

Liquidity and Capital Resources

    Since inception, the Company has financed its operations primarily through the public and private sale of common stock, proceeds from the exercise of options and warrants, short-term borrowing from private lenders, and favorable credit arrangements with vendors and suppliers.

    Net cash used in  operating  activities  for the  nine-month  periods  ended
September 30, 2001 and 2000 was  $2,952,000  and  $2,351,000,  respectively.  In first nine months of 2001, net cash used in operating activities consisted primarily of a net loss of $4,657,000 adjusted for depreciation and amortization of $2,328,000, the write-off of in-process technology related to the acquisition of Videonics totaling $505,000, deferred compensation expense of $209,000, a decrease in accrued expenses totaling $160,000 and an increase in accounts receivable of $1,260,000, partially offset by an increase in accounts payable of $78,000. In first nine months of 2000, net cash used in operating activities consisted primarily of a net loss of $5,208,000 adjusted for depreciation and amortization of $733,000 and an increase in prepaid expenses and other assets of $1,132,000 offset by an increase in accrued liabilities of $2,092,000 and a decrease in inventories of $1,605,000.

    As of September 30, 2001 and 2000, accounts receivable from a major distributor represented approximately 23% and 24%, respectively of total accounts receivable.

    Net cash provided by investing activities for the nine-months ended September 30, 2001 was $1,156,000 whereas net cash used by investing activities was $1,152,000 for the nine-months ended September 30, 2000. For the first nine months of 2001, cash was provided by a reduction in restricted certificates of deposit of approximately $965,000 and net cash provided through the acquisition of Videonics on January 16, 2001, of $360,000, offset by additions to property and equipment of $169,000. The acquisition of Videonics was accounted for as a purchase and made through the issuance of approximately 5,135,000 shares of the Company's common stock. In the first nine months of 2000, cash used in investing activities was for the purchase of property and equipment and capitalized software development costs of $406,000 and an increase in restricted certificates of deposit of approximately $746,000.

    Net cash provided by financing activities for the nine-month periods ended September 30, 2001 and 2000 was $2,150,000 and $1,052,000, respectively. In the first nine months of 2001, cash provided by financing activities occurred primarily from the issuance of notes payable to a stockholder and director of the Company of $2,650,000 offset by repayments of $400,000 to a bank. In the first nine months of 2000, the Company received $1,121,000 in net proceeds from the exercise of common stock options and warrants and received $1,284,000 from private offerings of common stock. The Company's financing proceeds were offset by payments on notes payable and capital lease obligations totaling $1,353,000.

    As of September 30, 2001, the Company had working capital of $3,147,000, as compared to $224,000 at December 31, 2000, an increase of $2,923,000.

    The Company has incurred losses and negative cash flows from operations for each of the two years in the period ended December 31, 2000 and for the period ending September 30, 2001 and as such has been dependent upon raising money for short and long-term cash needs through debt, proceeds from the exercise of options and warrants, and the sale of common stock in private placements. For the years ended December 31, 2000 and 1999, the Company received approximately $1,284,000 and $4,414,000, respectively, in net proceeds from private offerings of common stock and $1,121,000 and $2,596,000, respectively, from the exercise of common stock options and warrants. For the nine months ended September 30, 2001, the Company has received approximately $123,000 in net proceeds from the exercise of stock options.

     In addition, on February 28, 2001, and June 29, 2001, the Company and Carl Berg, a Focus director and shareholder entered into Secured Convertible Promissory Note agreements under which Mr. Berg loaned the Company a total of $2.7 million to support the Company's working capital needs. On May 7, 2001, the Company converted $2.3 million of outstanding debt under two separate promissory notes and accrued interest owed by Focus to Mr. Berg to Convertible Preferred Stock. See "Note 7 - Commitments - Conversion of Debt to Preferred Stock" for more information.

    At September 30, 2001, the Company owed Mr. Berg approximately $4.1 million in principal and accrued interest on various notes.

    Management has taken steps to reduce costs, including the closure of its PC Video facility in Morgan Hill, CA in the first quarter of 2000 and its Wilmington, MA facility on April 1, 2001. All operations, customer support and finance were moved into the Campbell, CA, facility. In connection with this restructuring, the Company has reduced overall personnel by approximately 20%.

    Management is assessing product lines in light of the recent merger with Videonics Inc., to identify how to enhance existing or create new distribution channels. In addition, the Company released three new products in the third quarter of 2001, which should provide the Company with incremental revenue.

    Even with the anticipated reduction in expenses related to the restructuring and an expected increase in sales, the Company anticipates that during the rest of 2001 it will need to raise over $500,000 to support its working capital needs and meet existing debt obligations

    In an effort to meet those needs, the Company has entered into a Private Equity Line of Credit Agreement ("Equity Agreement") with Euston Investments ("Euston"). Under the Euston Equity Agreement the Company can issue up to 4,000,000 shares of its common stock, subject to certain restrictions, to Euston at a 10% discount to raise additional money. The Company has sought to register such shares under a Registration Statement on Form SB-2 initially filed with the Securities and Exchange Commission on February 7, 2001 and then as amended on August 9, 2001. As of August 10, 2001 the registration statement has not been deemed effective and there can be no assurances when or if such registration statement will be deemed effective. This document is neither an offer to sell nor a solicitation for an offer to buy securities. The offering with respect to the proposed equity line of credit will be made only by a prospectus or an exemption therefrom.

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

We have been named as a defendant in alleged class actions alleging violation of federal securities laws.

We are subject to two class action lawsuits alleging that Focus and certain present and former officers violated federal securities laws in connection with a number of allegedly false or misleading statements. On May 10, 2001, the Federal District Court dismissed one of the alleged class action in its entirety. Focus believes that it has consistently complied with the federal securities laws, and does not believe at this time that this litigation will result in a material adverse effect on its financial condition. Nonetheless, the management time and resources that could be required to respond effectively to such claims and to defend Focus vigorously in such litigation could adversely impact our management's administrative capabilities and there can be no assurances as to whether the eventual outcome of the cases will have a material adverse effect on our financial condition or operations.

We will need to raise additional capital which will result in further dilution of existing and future shareholders.

Historically, we have met our short-and long-term extra cash needs through debt and the sale of common stock in private placements because cash flow from operations has been insufficient to fund its operations. Set forth below is information regarding net proceeds received in the last nine months and our last two fiscal years:

                          Private Offerings    Issuance      Exercise of Stock
                           Of Common Stock     of Debt      Options and Warrants

    Nine months ended

      September 30, 2001               -       $2,650,000          $123,000
    Fiscal 2000               $1,284,000       $2,362,000        $1,121,000
    Fiscal 1999               $4,414,000               --        $2,596,000

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

At October 31, 2001, we had 32,671,250 and 1,904 shares of common and preferred stock issued and outstanding, respectively, and 818,079 warrants and 6,213,240 options that are exercisable into shares of common stock. The 1,094 shares of preferred stock are convertible into 1,904,000 shares of our common stock. We also may issue additional shares in acquisitions and may grant 4,771,754 additional stock options to our employees, officers, directors and consultants under our current stock option plans.

We entered into a private equity line of credit agreement with Euston Investments Holdings Limited, a British Virgin Islands corporation, on July 28, 2000, for the future issuance and purchase of up to 4,000,000 shares of our common stock at a 10% discount to the then market price of our common stock. The dollar amount of each sale is limited by our common stock's trading volume and a minimum period of time must occur between sales. In turn, Euston Investments will have the right sell our stock in the open market, sell our stock to other affiliated investors through negotiated transactions, or hold our stock in its own portfolio. We will only drawdown on the equity line to meet our funding needs and cannot utilize the line of credit until the shares are registered with the SEC. The Company included such shares for registration on its amended Form SB-2 filed with the SEC on August 9, 2001. There can be no assurances when or if such registration statement will be deemed effective by the SEC. This document is neither an offer to sell nor a solicitation for an offer to buy securities. The offering with respect to the proposed equity line of credit will be made only by a prospectus or an exemption therefrom.

The issuance or even the potential issuance of shares under the equity line of credit, in connection with any other additional financing, and upon exercise of warrants, options or rights will have a dilutive impact on other stockholders and could have a negative effect on the market price of our common stock.

In the event we are unable to raise additional capital, we may not be able to fund our operations which could result in the inability to execute our current business plan.

We are dependent upon a significant shareholder to meet our interim financing needs.

We have relied upon the ability of Carl Berg, a director and significant owner of our common stock for interim financing needs. As of September 30, 2001, we had an aggregate of approximately $4,012,000 in debt outstanding to Mr. Berg. There can be no assurances that Mr. Berg will continue to provide such interim financing should we need such funds prior to utilizing the equity line of credit.

We have a long history of operating losses.

As of September 30, 2001, Focus had an accumulated deficit of $53,365,000. Focus incurred net losses of $12,029,000 and $1,480,000 for the years ended December 31, 2000 and 1999, respectively. Additionally, Focus incurred a loss of $4,657,000 for the nine month period ended September 30, 2001. There can be no assurance that we will be profitable.

Focus relies on four vendors for 90% of its product components.

Over 90% of the components for our products are manufactured on a turnkey basis by four vendors, Furthertech Company, Ltd., Sicon International, Samsung Semiconductor Inc., and Asemtec Corporation. If these vendors experience production or shipping problems for any reason, Focus in turn could experience delays in the production and shipping of Focus products, which would have an adverse effect on our results of operations.

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

For the year ended December 31, 2000, approximately 15% of our revenues were derived from sales to a major distributor, and approximately 21% of our revenues were derived from sales to two major retailers. These figures were 11% and 4% respectively for the nine months ended September 30, 2001. We do not have long-term contracts requiring any customer to purchase any minimum amount of products. There can be no assurance that we will continue to receive orders of the same magnitude as in the past from existing customers or we will be able to market its current or proposed products to new customers. Loss of any major customer would have a material adverse effect on the Focus business as a whole.

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

Delays in product development could adversely affect our market position or customer relationships.

We have experienced delays in product development in the past and may experience similar delays in the future. Given the short product life cycles in the markets for our products, any delay or unanticipated difficulty associated with new product introductions or product enhancements could cause us to lose customers and damage our competition position. Prior delays have resulted from numerous factors, such as:

     o   changing product specifications;

     o   difficulties in hiring and retaining necessary personnel;

     o difficulties in reallocating engineering resources and other resource limitations;

     o   difficulties with independent contractors;

     o changing market or competitive product requirements; unanticipated engineering complexity;

     o   undetected errors or failures in software and hardware; and

     o   delays in the acceptance or shipment of products by customers.

If we are unable to respond to rapid technological change in a timely manner, then we may lose customers to our competitors.

To  remain   competitive,   we  must   continue   to  enhance  and  improve  the
responsiveness, functionality and features of our products. Our industry is characterized by rapid technological change, changes in user and customer requirements and preferences and frequent new product and service introductions. If competitors introduce products and services embodying new technologies, or if new industry standards and practices emerge, then our existing proprietary technology and systems may become obsolete. Our future success will depend on our ability to do the following:

both license and internally develop leading technologies useful in our business; enhance our existing technologies; develop new services and technology that address the increasingly sophisticated and varied needs of our prospective customers; and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

To develop our proprietary technology entails significant technical and business risks. We may use new technologies ineffectively, or we may fail to adapt our proprietary technology and transaction processing systems to customer requirements or emerging industry standards. If we face material delays in introducing new services, products and enhancements, then our customers may forego the use of our services and use those of our competitors.

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

Our common stock is traded on the Nasdaq SmallCap Market. There are various quantitative listing requirements for a company to remain listed on the Nasdaq SmallCap Market.

     o We must maintain stockholders' equity of $2,500,000. At September 30, 2001, we had total stockholders' equity of $7.2 million.

     o We are required to maintain a minimum bid price of $1.00 per share for our common stock. The closing price of our common stock on October 31, 2001, was $1.50. Between June 1, 2001 and September 30, 2001, our stock closed below $1.00 a share on 41 of 122 trading days. Note that Nasdaq suspended the $1.00 bid requirement until January 2, 2002.

If we fail these Nasdaq SmallCap requirements in the future, our common stock could be delisted, eliminating the only established trading market for shares of our common stock. Euston Investments can also terminate the private equity line of credit agreement if we are delisted. The issuance by us of shares of common stock to Euston Investments, or the subsequent resale by Euston Investments of those shares, in either case at a discount to the market price, may reduce the trading price of our common stock to a level below the Nasdaq minimum bid price requirement.

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

Our common stock price is volatile.

The  market  price  for  our  common  stock  is  volatile  and  has   fluctuated
significantly to date. For example, between January 1, 2001 and October 31, 2001, the per share price of our stock has been between $0.65 and $1.50 per share. The trading price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to factors including the following:

     o   actual or anticipated variations in our quarterly operating results;

     o announcements of technological innovations, new sales formats or new products or services by us or our competitors;

     o   changes in financial estimates by securities analysts;

     o changes in the economic performance and/or market valuations of other multi-media, video scan companies;

     o   announcements   by   us   of   significant   acquisitions,    strategic
         partnerships, joint ventures or capital commitments;

     o   additions or departures of key personnel; and

     o   sales of common stock.

         In addition, the securities markets have experienced extreme price and volume fluctuations, and the market prices of the securities of technology companies have been especially volatile. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of stock, many companies have been the object of securities class action litigation. If we are sued in a securities class action, then it could result in substantial costs and a diversion of management's attention and resources.

Risks Related to Our Industry

International sales are subject to significant risk.

Our revenues from outside the United States are subject to inherent risks related thereto, including currency rate fluctuations, the general economic and political conditions in each country. There can be no assurance that the economic crisis and currency issues, currently being experienced in certain parts of the world will not have a material adverse effect on our revenue or operating results in the future.

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

Various factors including the opening of new power plants, moderate weather, the national economic slowdown, and energy conservation contributed to the State of California's being able to meet electricity demand during the summer of 2001 with only minimal disruption. While the peak summer demand season is now over, longer term aspects of the California energy crisis remain, including uncertainty regarding the settlement of the various financial components of the crisis. These financial components include a potential adverse impact on the State of California's general fund, the determination of which energy customers will bear what cost burdens, and the resolution of the financial status of the two largest utilities in the State.

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

Recent terrorist attacks in the United States have affected the stock market and the general economy and could negatively affect our income.

On September 11, 2001, the World Trade Center in New York was destroyed, the Pentagon outside Washington, DC was damaged and a jetliner crashed in central Pennsylvania as a result of terrorist attacks. Following these attacks, stock prices declined in general, and questions were raised concerning the impact that the terrorist attacks and the United States' response would have on the national economy. These uncertainties have contributed to the existing slowdown in economic activity in the United States. Continuing weakness in the economy could decrease demand for our products, increase delinquencies in payments and otherwise have an adverse impact on our business.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Class Action Suits

Focus and one of its directors have been named as defendants in a securities class action pending in United States District Court for the District of Massachusetts. The complaint alleges a class of shareholders who purchased Focus shares during the July 17, 1997 to February 19, 1999 period (C.A. No. 99-12344-DPW). The complaint was initially filed in November of 1999 and has been amended several times. The complaint purports to allege violations of the federal securities laws and seeks unspecified monetary damages. Defendants moved to dismiss the action. The Federal District Court granted certain portions of the Company's motion to dismiss and denied other portions allowing the case to go forward into pretrial discovery as to certain matters. Focus believes that it has consistently complied with the federal securities laws, and does not believe at this time that this litigation will result in a material adverse effect on its financial condition. Nonetheless, the management time and resources that could be required to respond effectively to such claims and to defend Focus vigorously in such litigation could adversely impact our management's administrative capabilities.

CRA Systems, Inc.

In 1996 CRA Systems, Inc., a Texas corporation, and Focus entered into an agreement, the terms and nature of which were subsequently disputed by the parties. Focus contended that the transaction was simply a sale of inventory for which Focus was never paid. CRA contended otherwise. CRA brought suit against Focus and on September 21, 1998, filed in the 170th Judicial District Court of McLennon County, Texas (Case No. 98-3151-4) for breach of contract contending that Focus grossly exaggerated the demand for the product and the margin of profit that was available to CRA regarding this project. CRA sought to recover out-of-pocket losses exceeding $100,000 and lost profits of $400,000 to $1,000,000. The case was removed to the US District Court for the Western District of Texas, Waco, Texas (Civil No. W-99-CA-031). A jury trial in May 2000 in that court resulted in a verdict in favor of CRA for $848,000 actual damages and $1,000,000 punitive damages. On October 10, 2000, the court rendered a judgment in favor of CRA for actual damages, punitive damages, attorney's fees, costs, and interest. In connection with this judgment, we recorded an expense of $2,147,722 in the period ended September 30, 2000. The court overruled the motion for new trial that Focus filed, and Focus has appealed the judgment to the U.S. Court of Appeals for the Fifth Circuit in New Orleans, Louisiana. On October 27, 2000, Focus submitted a bond in the approximate amount of $2.3 million (being the approximate amount of the judgment plus 10% to cover interest and costs of CRA) and the U.S. District Court granted a stay of any enforcement of the judgment pending appeal. The court of appeals has tentatively set the appeal for oral argument during the week of December 3, 2001.

General

    From time to time, the Company is party to certain other claims and legal proceedings that arise in the ordinary course of business of which, in the opinion of management, do not have a material adverse effect on the Company's financial position or results of operation.

Item 2. Changes in Securities

         On June 9, 1999, we entered into a Common Stock and Warrant Purchase Agreement with AMRO International, S.A. for the private placement of 1,400,000 shares of Focus common stock. This Agreement also required the issuance of a common stock purchase warrant, under the terms of which AMRO may purchase up to 140,000 additional shares of FOCUS common stock. In return, AMRO paid to Focus $1,500,000 at the closing. On June 27, 2001 and on September 28, 2001, we issued 485,295 and 69,336 shares of Focus common stock, respectively, to AMRO to satisfy part of our obligation under the agreement regarding the timely registration of the shares purchased by AMRO.

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

         (None)

Item 5. Other Information

         (None)

Item 6. Exhibits and Reports on Form 8-K

              (a) Exhibits

              10.61 Promissory note issued to Carl Berg dated June 29, 2001.

              (b) Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   November 13, 2001                              Focus Enhancements, Inc.
-----------------------------                    --------------------------
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