Form 10QSB/A
period 1999-06-30
FOCUS ENHANCEMENTS INC
filed 2001-12-24
CIK 884719

FORM 10-QSB/A


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

                                                     FOCUS ENHANCEMENTS, INC.
                                                    CONSOLIDATED BALANCE SHEETS
                                                            (UNAUDITED)

                                                              ASSETS
                                                                                               June 30,             December 31,
                                                                                                1999                   1998
                                                                                            ------------           ------------
Current assets:
    Cash and cash equivalents                                                               $     37,129           $  1,128,380
    Certificate of deposit                                                                        90,000                253,067
    Securities available for sale                                                                  6,423                248,983
    Accounts receivable, net of allowances of ($641,058) and $649,987 at
    June 30, 1999 and December 31, 1998, respectively                                          3,030,849              2,553,139
    Inventories                                                                                4,846,110              5,948,624
    Prepaid expenses and other current assets                                                    307,423                217,092
                                                                                            ------------           ------------
      Total current assets                                                                     8,317,934             10,349,285

    Property and equipment, net                                                                2,384,682              1,272,477
    Other assets, net                                                                            274,650                304,498
    Goodwill, net                                                                                717,476                810,673
                                                                                            ------------           ------------
      Total assets
                                                                                            $ 11,694,742           $ 12,736,933
                                                                                            ============           ============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                                           $  2,127,403           $    702,057
    Obligations under capital leases                                                             127,691                119,536
    Current portion of long-term debt                                                            297,539                283,180
    Accounts payable                                                                           4,307,585              5,999,694
    Accrued liabilities                                                                          647,175              1,810,025
                                                                                            ------------           ------------
      Total current liabilities                                                                7,507,393              8,914,492

    Deferred income                                                                                 --                   84,212
    Obligations under capital leases                                                             270,696                321,760
    Long-term debt, net of current portion                                                       386,158                538,597
                                                                                            ------------           ------------

      Total liabilities                                                                        8,164,247              9,859,061
                                                                                            ------------           ------------

Stockholders' equity
    Preferred stock, $.01 par value; 3,000,000 shares authorized; none issued                       --                     --
    Common stock, $.01 par value; 25,000,000 shares authorized,
        18,608,898 and 18,005,090 shares issued at June 30, 1999 and
        December 31, 1998, respectively                                                          186,089                180,051
    Additional paid-in capital                                                                39,446,369             38,913,304
    Accumulated deficit                                                                      (35,082,623)           (35,198,935)
    Accumulated other comprehensive income                                                         1,427                   --
    Note receivable, common stock                                                               (320,637)              (316,418)
    Treasury stock at cost, 450,000 shares                                                      (700,130)              (700,130)
                                                                                            ------------           ------------
      Total stockholders' equity                                                               3,530,495              2,877,872
                                                                                            ------------           ------------
      Total liabilities and stockholders' equity                                            $ 11,694,742           $ 12,736,933
                                                                                            ============           ============

                       The accompanying notes are an integral part of the consolidated financial statements.

                               FOCUS ENHANCEMENTS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                            Three Months Ended
                                                        June 30,         June 30
                                                         1999              1998
                                                     ------------      ------------
Net sales                                            $  3,684,497      $  6,872,086
Cost of goods sold                                      1,776,596         4,065,355
                                                     ------------      ------------

     Gross profit                                       1,907,901         2,806,731
                                                     ------------      ------------

Operating expenses:

  Sales, marketing and support                            996,789         1,281,010
  General and administrative                              427,228           420,691
  Research and development                                270,325           244,923
  Depreciation and amortization expense                   133,856           170,060

                                                     ------------      ------------
     Total operating expenses                           1,828,198         2,116,684
                                                     ------------      ------------

Income from operations                                     79,703           690,047

Interest expense, net                                    (145,496)          (60,371)
Other income, net                                          79,115             5,134
                                                     ------------      ------------

Income before income taxes                                 13,322           634,810

Income tax expense                                           --              19,161
                                                     ------------      ------------

Net income                                           $     13,322      $    615,649
                                                     ============      ============

Net income per common share
     Basic                                           $       0.00      $       0.04
                                                     ============      ============
     Diluted                                         $       0.00      $       0.04
                                                     ============      ============

Weighted average common shares outstanding

     Basic                                             18,011,725        15,367,771
                                                     ============      ============
     Diluted                                           18,012,361        16,604,378
                                                     ============      ============

 The accompanying notes are an integral part of the consolidated financial statements.

                               FOCUS ENHANCEMENTS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                             Six Months Ended
                                                        June 30,         June 30
                                                         1999              1998
                                                     ------------      ------------
Net sales                                            $  8,751,576      $ 12,124,034
Cost of goods sold                                      4,713,730         6,847,291
                                                     ------------      ------------

     Gross profit                                       4,037,846         5,276,743
                                                     ------------      ------------
Operating expenses:

  Sales, marketing and support                          2,020,484         2,447,337
  General and administrative                              781,170           775,483
  Research and development                                762,806           555,724
  Depreciation and amortization expense                   273,226           356,499

                                                     ------------      ------------
     Total operating expenses                           3,837,686         4,135,043
                                                     ------------      ------------

Income from operations                                    200,160         1,141,700

Interest expense, net                                    (166,861)         (137,410)
Other income, net                                          83,013             5,768
                                                     ------------      ------------

Income before income taxes                                116,312         1,010,058

Income tax expense                                           --              29,661
                                                     ------------      ------------

Net income                                           $    116,312      $    980,397
                                                     ============      ============

Net income per common share
     Basic                                           $       0.01      $       0.06
                                                     ============      ============
     Diluted                                         $       0.01      $       0.06
                                                     ============      ============

Weighted average common shares outstanding
     Basic                                             18,008,426        16,203,388
                                                     ============      ============
     Diluted                                           18,009,062        17,407,893
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

                                                      FOCUS ENHANCEMENTS, INC.
                                                   STATEMENT OF CHANGES IN EQUITY
                                               FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                                                  Accum-
                                                                                  ulated
                                                                                  Other        Notes
                                                    Additional                    Compre-    Receivable
                                           Common    Paid-in      Accumulated     hensive      Common       Treasury
                                            Stock    Capital        Deficit       Income       Stock         Stock         Total
                                          --------  -----------   ------------   ---------   ----------    ----------    ----------

Beginning balance                         $180,051  $38,913,304   $(35,198,935)    $ --      $(316,418)    $(700,130)    $2,877,872


Comprehensive income:
  Net income                                  --        --             116,312       --          --             --          157,682
  Other comprehensive income, net of tax
    Unrealized gains on securities            --        --                --        1,427        --             --            1,427

                                                                                                                         ----------
Comprehensive income                                                                                                        159,109
                                                                                                                         ----------

Reclassification of common stock                38          (38)                                                               --

Common stock issued                          6,000      533,103                                                             539,103

Notes receivable, common stock                                                                  (4,219)                      (4,219)

                                          -----------------------------------------------------------------------------------------
Ending balance                            $186,089  $39,446,369   $(35,082,623)    $1,427    $(320,637)    $(700,130)    $3,530,495
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

                                                   FOCUS ENHANCEMENTS, INC.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)

                                                                                                  Six Months Ended
                                                                                            June 30,            June 30,
                                                                                             1999                  1998
                                                                                          ------------         ------------
Cash flows from operating activities:
    Net income                                                                            $   116,312          $   980,397
    Adjustments to reconcile net income to net cash used in operating activities:
        Depreciation and amortization                                                         273,226              356,499
        Deferred Income                                                                       (84,212)                --
        Increase in accrued interest on notes receivable, common stock                         (4,219)                --
        Changes in operating assets and liabilities, net of the effects of acquisition:
            (Increase) decrease in accounts receivable                                       (233,723)          (3,866,784)
            Decrease (increase) in inventories                                              1,102,514            1,042,728
            Decrease (increase) in prepaid expenses and other assets                          (60,483)              84,162
            (Decrease) increase in accounts payable                                           148,447           (1,622,462)
            (Decrease) increase in accrued liabilities                                     (1,162,850)            (680,735)

                                                                                          -----------          -----------
        Net cash used in operating activities                                                  95,012          (3,706,195)
                                                                                          -----------          -----------

Cash flows from investing activities:
    Decrease (increase) in certificates of deposit                                            163,067                 --
    Purchase of property and equipment                                                     (1,292,234)            (382,854)
    Cash paid in acquisitions, net of cash received                                              --                (46,980)

                                                                                          -----------          -----------
        Net cash used in investing activities                                              (1,129,167)            (429,834)
                                                                                          -----------          -----------

Cash flows from financing activities:
    Payments on notes payable                                                              (1,027,057)            (120,477)
    Payments under capital lease obligations                                                  (42,909)             (64,134)
    Payments on long-term debt                                                               (138,080)                --
    Net changes in accounts receivable financing                                              611,847                 --
    Net proceeds from private offerings of common stock                                       539,103            2,827,355
    Net proceeds from exercise of common stock options and warrants                              --              6,802,414
                                                                                          -----------          -----------

        Net cash provided by financing activities                                             (57,096)           9,445,158
                                                                                          -----------          -----------

Net increase in cash and cash equivalents                                                  (1,091,251)           5,309,129

Cash and cash equivalents at beginning of period                                            1,128,380              719,851
                                                                                          -----------          -----------

Cash and cash equivalents at end of period                                                $    37,129          $ 6,028,980
                                                                                          ===========          ===========

Supplemental Cash Flow Information:

        Interest paid                                                                     $   166,861          $   137,410
        Income taxes paid                                                                        --                 29,661


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

2. RESTATEMENT

      Historically, the Company provided a gross margin reserve for estimated sales returns each quarter. In connection with its review of the impact of SAB 101, the Company found that certain transactions that were recorded as sales in the second and third quarters of 1999 should not have been recorded as sales. As a result, the Company has restated the financial statements of the aforementioned quarters to correct the amount of revenue, cost of goods sold and net income previously reported in those quarters.

      In addition, in its quarterly financial statements for the year 2000, the Company is providing a reserve for estimated sales returns based on the estimated sales value of the sales returns rather than a gross margin reserve to be consistent with the quarterly financial statement presentation in 2000.

     The items in the financial statements that are affected by the restatement are as follows:

                                       (In Thousands)

                              June 30, 1999    June 30, 1999
                                Previously           As
                                 Reported(1)      Restated

   INCOME STATEMENT
  ------------------------------------------------------------
      Revenue                     $4,077           $3,684
      Cost of Goods Sold           2,128            1,777
      Net Income                      55               14

   BALANCE SHEET
  ------------------------------------------------------------
      Accounts Receivable         $3,296           $3,031
      Inventory                    4,622            4,846
      Current Assets               8,359            8,318


(1) The Company restated its June 30, 1999 financial statements in its June 30, 2000 10-QSB filed on August 21, 2000.

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

5.       INVENTORIES

         Inventories consist of the following:

                                    June 30,            December 31,
                                    --------            ------------
                                      1999                  1998
                                      ----                  ----

          Finished goods           $4,686,542           $5,718,260
          Raw materials               159,568              230,364
                                   ----------           ----------
                                   $4,846,110           $5,948,624
                                   ==========           ==========

6.       NOTES PAYABLE

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

7.       COMMON STOCK TRANSACTIONS

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


RESULTS OF OPERATIONS

               Three-Month Period Ended June 30, 1999 As Compared
                 With The Three-Month Period Ended June 30, 1998

Net Sales

       Net sales for the three-month period ended June 30, 1999 ("Q2 99") were $3,684,497 as compared with $6,872,086 for the three-month period ended June 30, 1998 ("Q2 98"), a decrease of $3,187,589 or 46%. The decrease in net sales is principally attributable to the consolidation and restructuring of a segment of the Company's retail channel that resulted in the elimination of certain non-performing resellers of the Company's video conversion product line in North America effective in fourth quarter of 1998. Specifically, net sales in Q2 99 to the Company's US resellers decreased 55% to $2,442,000 from $5,263,000 in Q2 98. Net sales to OEM/Licensing customers decreased 57% to $631,000 in Q2 99 from $1,461,000 for the same quarter in 1998. This decrease is primarily the result of a delay in the development and production of the Company's new FS400 ASIC. Net sales of the Company's professional AV products totaled $611,000 in Q2 99 versus $ -0- in Q2 98. The Company began distributing this product line on August 1, 1998 as a result of the acquisition of PC Video Conversion, Inc.

       As of June 30, 1999, the Company had a sales order backlog of approximately $500,000.

Cost of Goods Sold

         Cost of goods sold were $1,776,596 or 48% of net sales, for the three-month period ended June 30, 1999, as compared with $4,065,355 or 59% of net sales, for the three-month period ended June 30, 1998, an decrease in absolute dollars of $2,288,759 or 56%. The Company's gross profit margins for Q2 99 and Q2 98 were 52% and 41%, respectively. As a percentage of sales, cost of goods sold was lower in Q2 99 principally due to reduced manufacturing costs of consumer products combined with incremental sales of professional AV products at margins that are considerably greater. Sales to OEM customers on which margins are typically lower declined in Q2 99 also contributing to higher margins as a percentage of sales.

Sales, Marketing and Support Expenses

       Sales, marketing and support expenses were $996,789 or 27% of net sales, for the three-month period ended June 30, 1999, as compared with $1,281,010 or 19% of net sales, for the three-month period ended June 30, 1998, an decrease of $284,221 or 22%. The decrease in absolute dollars is due primarily to reductions in channel marketing expenditures resulting from market restructuring efforts.

General and Administrative Expenses

         General and administrative expenses for the three-month period ended June 30, 1999 were $427,228 or 12% of net sales, as compared with $420,691, or 6% of net sales for the three-month period ended June 30, 1998, an increase of $6,537 or 2%. The increase in absolute dollars is principally due to increases in consulting fees ($26,700), legal fees ($18,400), investor relations fees ($25,700) and stock option compensation charges ($20,000) offset by a decrease in payroll and employee benefits of $83,300.

Research and Development Expenses

       Research and development expenses for the three-month period ended June 30, 1999 were $270,325, or 7% of net sales, as compared to $244,923, or 4% of net sales, for three-month period ended June 30, 1998, an increase of $25,402 or 10%. The increases were due principally to increased staffing, employee benefits and operating expenses resulting from the acquisition of PC Video Conversion in July 1998.

Interest Expense, Net

       Net interest expense for the three-month period ended June 30, 1999 was $145,496, or 4% of net sales, as compared to $60,371, or 1% of net sales, for the three-month period ended June 30, 1998, an increase of $85,125, or 141%. The increase is primarily attributable to an increase in outstanding interest bearing debt for the three months ended June 30, 1999.

Other Income (Expense)

         Other Income (Expense) for the three-month period ended June 30, 1999 was $79,115 as compared to $5,134, for the three-month period ended June 30, 1998. The increase is principally due to approximately $85,000 from gains on the sales of marketable securities in Q2 99.

Net Income

       For the quarter ended June 30, 1999, the Company reported net income of $13,322, or $0.00 per share, as compared to $615,649, or $0.04 per share, for the quarter ended June 30, 1998.

                Six-Month Period Ended June 30, 1999 As Compared
                  With The Six-Month Period Ended June 30, 1998

Net Sales

       Net sales for the six-month period ended June 30, 1999 (the "99 Period") were $8,751,576 as compared with $12,124,034 for the six-month period ended June 30, 1998 (the "98 Period"), a decrease of $3,372,458 or 28%. The decrease in net sales is primarily due to the consolidation and restructuring of a segment of the Company's retail channel that resulted in the elimination of certain non-performing resellers of the Company's video conversion product line in North America in fourth quarter of 1998. Specifically, net sales in the 99 Period to the Company's US resellers decreased 32% to $6,409,000 from $9,463,000 in the 98 Period. Net sales to OEM/Licensing customers decreased 35% to $1,308,000 in the 99 Period from $2,001,000 for the 98 period. This decrease is primarily the result of a delay in the development and production of the Company's new FS400 ASIC. Net sales of the Company's professional AV products totaled $1,035,000 in the 99 Period versus $ -0- in the 98 Period. The Company began distributing this product line on August 1, 1998 as a result of the acquisition of PC Video Conversion, Inc.

Cost of Goods Sold

       Cost of goods sold were $4,713,730 or 54% of net sales, for the six-month period ended June 30, 1999, as compared with $6,847,291 or 56% of net sales, for the six-month period ended June 30, 1998, a decrease in absolute dollars of $2,133,561 or 31%. The decrease in cost of sales in absolute dollars was principally the result of a decrease in revenues in the 99 Period as compared to the 98 Period.

Sales, Marketing and Support Expenses

       Sales, marketing and support expenses were $2,020,484 or 23% of net sales, for the six-month period ended June 30, 1999, as compared with $2,447,337 or 20% of net sales, for the six-month period ended June 30, 1998, an decrease of $426,853 or 17%. The decrease in absolute dollars is due primarily to reductions in channel marketing expenditures resulting from market restructuring efforts.

General and Administrative Expenses

       General and administrative expenses for the six-month period ended June 30, 1999 were $781,170 or 9% of net sales, as compared with $775,483, or 6% of net sales for the six-month period ended June 30, 1998, an increase of $5,687 or 1%.

Research and Development Expenses

       Research and development expenses for the six-month period ended June 30, 1999 were $762,806 or 9% of net sales, as compared to $555,724, or 5% of net sales, for six-month period ended June 30, 1998, an increase of $207,082 or 37%. The increase was due principally to increased staffing, employee benefits and operating expenses resulting from the acquisition of PC Video Conversion in July 1998.

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

Net Income

       For the six-month period ended June 30, 1999, the Company reported net income of $116,312 or $0.01 per share, as compared to $980,397, or $0.06 per share, for the six-month period ended June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by (used in) operating activities for the six-month periods ended June 30, 1999 and 1998 was $95,012 and ($3,706,195), respectively. In the 99 Period, net cash provided by operating activities consisted primarily of a decrease in invetory of $1,102,514, and an increase in accounts payable of $148,447, combined with non-cash charges for depreciation and amortization of $273,226 and net income of $116,312. This was offset by increases in accounts receivable of $233,723 and prepaid expenses of $60,483, combined with a decrease in accrued liabilities of $1,162,850. As of June 30, 1999, accounts receivable from a major distributor represented approximately 35% of total accounts receivable. In the 99 Period, the Company continued to record provisions for potential future uncollectable accounts and continually monitors inventory levels at its resellers and maintains reserves for potential product returns.

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

         As of June 30, 1999, the Company had working capital of $810,541, as compared to $1,434,793 at December 31, 1998, a decrease of $624,252. The Company's cash position at June 30, 1999 was $37,129 , a decrease of $1,091,251, from cash balances at December 31, 1998.

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