Form 10QSB/A
period 2000-06-30
FOCUS ENHANCEMENTS INC
filed 2001-12-24
CIK 884719

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
                                                              ============   ============


See accompanying notes to Unaudited Consolidated Financial Statements

                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                  Three Months Ended
                                                June 30,       June 30,
                                                  2000           1999
                                                               (Note 2)
                                               -----------   -----------
Net revenues                                   $ 4,399,974   $ 3,684,497
Cost of goods sold                               3,334,953     1,776,596
                                               -----------   -----------

 Gross profit                                    1,065,021     1,907,901
                                               -----------   -----------

Operating expenses:

 Sales, marketing and support                      959,067       996,789
 General and administrative                        706,465       427,228
 Research and development                          285,359       270,325
 Depreciation and amortization expense             237,061       133,856
                                               -----------   -----------
  Total operating expenses                       2,187,952     1,828,198
                                               -----------   -----------

Income from operations                          (1,122,931)       79,703

Interest expense, net                              (34,312)     (145,496)
Other income, net                                   43,211        79,115
                                               -----------   -----------
Income before income taxes                      (1,114,032)       13,322

Income tax expense                                   1,854            --
                                               -----------   -----------
Net income                                     $(1,112,178)  $    13,322
                                               ===========   ===========

Net income per common share
  Basic                                        $     (0.04)  $      0.00
                                               ===========   ===========
  Diluted                                      $     (0.04)  $      0.00
                                               ===========   ===========

Weighted average common shares outstanding

  Basic                                         24,785,659    18,011,725
                                               ===========   ===========
  Diluted                                       24,785,659    18,012,361
                                               ===========   ===========


*See accompanying notes to Unaudited Consolidated Financial Statements

                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Six Months Ended
                                                 June 30,      June 30,
                                                   2000         1999
                                                              (Note 2)
                                               -----------   -----------
Net revenues                                   $ 8,014,244   $ 8,751,576
Cost of goods sold                               5,664,585     4,713,730
                                               -----------   -----------

 Gross profit                                    2,349,659     4,037,846
                                               -----------   -----------

Operating expenses:

 Sales, marketing and support                    1,986,844     2,020,484
 General and administrative                      1,853,639       781,170
 Research and development                          545,187       762,806
 Depreciation and amortization expense             450,673       273,226
 Restructuring Expenses                            202,252            --
                                               -----------   -----------
   Total operating expenses                      5,038,595     3,837,686
                                               -----------   -----------

Income/(loss) from operations                   (2,688,936)      200,160

Interest expense, net                              (54,078)     (166,861)
Other income, net                                   53,611        83,013
                                               -----------   -----------
Income/(Loss) before income taxes               (2,689,403)      116,312

Income tax expense                                  (2,146)           --
                                               -----------   -----------
Net Loss                                       $(2,691,549)  $   116,312
                                               ===========   ===========
Net Loss per common share
   Basic                                       $     (0.11)  $      0.01
                                               ===========   ===========
   Diluted                                     $     (0.11)  $      0.01
                                               ===========   ===========
Weighted average common shares outstanding
   Basic                                        24,556,510    18,008,426
                                               ===========   ===========
   Diluted                                      24,556,510    18,009,062
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
                                 ==========   =========== =============== ================ =========== =============



 See accompanying notes to Unaudited Financial Statements

                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                                       Six Months Ended
                                                                                                 June 30,              June 30,
                                                                                                   2000                  1999
                                                                                              --------------        --------------
Cash flows from operating activities:
    Net Loss                                                                                    $(2,691,549)         $   116,312

    Adjustments to reconcile net income to net cash used in operating activities:
        Depreciation and amortization                                                               450,673              273,226
        Deferred Income                                                                                   0              (84,212)
        Increase in accrued interest on notes receivable, common stock                                    0               (4,219)
        Changes in operating assets and liabilities, net of the effects of acquisition:
            (Increase) decrease in accounts receivable                                               (3,518)            (233,723)
            Decrease (increase) in inventories                                                     (281,064)           1,102,514
            Decrease (increase) in prepaid expenses and other assets                                 82,805              (60,483)
            (Decrease) increase in accounts payable                                                 123,960              148,447
            (Decrease) increase in accrued liabilities                                              (59,075)          (1,162,850)
                                                                                                -----------          -----------
        Net cash used (Provided)in operating activities                                          (2,377,768)              95,012
                                                                                                -----------          -----------

Cash flows from investing activities:
    Decrease (increase) in certificates of deposit                                                 (733,780)             163,067
    Purchase of property and equipment                                                             (570,137)          (1,292,234)
                                                                                                -----------          -----------
        Net cash used in investing activities                                                    (1,303,917)          (1,129,167)
                                                                                                -----------          -----------

Cash flows from financing activities:
    Payments on notes payable                                                                    (1,100,517)          (1,027,057)
    Payments under capital lease obligations                                                       (223,256)             (42,909)
    Payments on long-term debt                                                                           --             (138,080)
    Net proceeds from accounts receivable factoring                                                      --              611,847
    Net proceeds from private offerings of common stock                                           1,284,000              539,103
    Net proceeds from exercise of common stock options and warrants                               1,068,862                   --
                                                                                                -----------          -----------
        Net cash provided by financing activities                                                 1,029,089              (57,096)
                                                                                                -----------          -----------

Net increase in cash and cash equivalents                                                        (2,652,596)          (1,091,251)

Cash and cash equivalents at beginning of period                                                  3,736,517            1,128,380
                                                                                                -----------          -----------

Cash and cash equivalents at end of period                                                      $ 1,083,921          $    37,129
                                                                                                ===========          ===========

Supplemental Cash Flow Information:

        Interest paid                                                                           $    54,078          $   166,861
        Income taxes paid
                                                                                                       --                     --

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

RESULTS OF OPERATIONS

              Three-Month Period Ended June 30, 2000 As Compared
                With The Three-Month Period Ended June 30, 1999

Net Revenues

     Net revenues for the three-month period ended June 30, 2000 ("Q2 00") were $4,399,974 as compared with $3,684,497 for the three-month period ended June 30, 1999 ("Q2 99"), an increase of $715,477 or 19%. The increase in sales is primarily attributed to OEM/Licensing and Professional Product customers. Specifically, net revenues in Q2 00 to OEM/Licensing customers increased 81% to $1,145,000 in Q2 00 from $631,000 in Q2 99. Net Revenues in Q2 00 to
Professional Product customers increased 42% to $868,000 from $611,000 in Q2 99. The increases in net revenues were offset by a decrease in the consumer video conversion product line of 2% to $2,386,000 in Q2 00 from $2,442,000 in Q2 99.

Sales Backlog

     As of June 30, 2000, the Company had a sales order backlog of approximately $510,000.

Cost of Goods Sold

     Cost of goods sold were $3,334,953 or 76% of net revenues, for the three-month period ended June 30, 2000, as compared with $1,776,596 or 48% of net revenues, for the three-month period ended June 30, 1999, an increase in absolute dollars of $1,558,357 or 88%. The Company's gross profit margins for Q2 00 and Q2 99 were 24% and 52%, respectively. The decrease in Q2 00 gross margin is primarily due to a book to physical adjustment at Focus' Far East contract manufacturer, based on a June 30, 2000 inventory, of approximately $285,000 and the write-down of inventory to its net realizable value, including the InVideo product line of approximately $318,000. Additionally, the Company is selling slow moving inventory at cost, which has generated $400,000 in cash but has eroded margins on the remainder of the consumer product line.

Sales, Marketing and Support Expenses

     Sales, marketing and support expenses were $959,067 or 22% of net revenues, for the three-month period ended June 30, 2000, as compared with $996,789 or 27% of net revenues, for the three-month period ended June 30, 1999, a decrease of $37,722.

General and Administrative Expenses

     General and administrative expenses for the three-month period ended June 30, 2000 were $706,465 or 16% of net revenues, as compared with $427,228 or 12% of net revenues for the three-month period ended June 30, 1999, an increase of $279,237 or 65%. The increase in absolute dollars is due primarily to increases in payroll (approximately $68,000), accounts receivable reserves (approximately $73,000), consulting fees (approximately $66,000), investor relations (approximately $28,000) and banking fees (approximately $24,000).

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

RESULTS OF OPERATIONS

              Six-Month Period Ended June 30, 2000 As Compared
                With The Six-Month Period Ended June 30, 1999

Net Revenues

     Net revenues for the six-month period ended June 30, 2000 ("Q2 00") were $8,014,244 as compared with $8,751,576 for the six-month period ended June 30, 1999 ("Q2 99"), a decrease of $737,332 or 9%. The decrease in sales is primarily attributed to the discontinuation of sales to certain resellers of the Company's consumer video conversion product line. Net sales to consumer video conversion customers through Q2 00 were $4,793,000, compared to $6,409,000 for the same period in 1999. These sales decreased 17% or $987,000. The decrease was offset by an increase in sales to the OEM/Licensing and Professional Product customers. Specifically, net revenues through Q2 00 to the Company's OEM/Licensing customers increased 28% to $1,676,000 from $1,308,000 for the same period in 1999. Net Revenues through Q2 00 to Professional Product customers increased 49% to $1,544,000 from $1,035,000 through Q2 99.

Cost of Goods Sold

     Cost of goods sold were $5,664,585 or 71% of net revenues, for the six-month period ended June 30, 2000, as compared with $4,713,730 or 54% of net revenues, for the six-month period ended June 30, 1999, an increase in absolute dollars of $950,855 or 20%. The Company's gross profit margins through Q2 00 and Q2 99 were 29% and 46%, respectively. The decrease in gross margin is due principally to a second quarter book to physical adjustment at Focus' Far East contract manufacturer, based on a June 30, 2000 inventory, of appriximately $285,000 and the write-down of inventroy to its net realizable value, including the InVideo product line of approximately $318,000. In addition, gross margin was lower due to customer mix and sales of certain slow moving product at carrying value.

Sales, Marketing and Support Expenses

     Sales, marketing and support expenses were $1,986,844 or 25% of net revenues, for the six-month period ended June 30, 2000, as compared with $2,020,484 or 23% of net revenues, for the six-month period ended June 30, 1999, a decrease of $33,640.

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

Research and Development Expenses

     Research and development expenses for the six-month period ended June 30, 2000 were $545,187, or 7% of net revenues, as compared to $762,806, or 9% of net revenues, for six-month period ended June 30, 1999, a decrease of $217,619 or 29%.

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

     In the six months ended June 30, 1999, net cash used in operations consisted primarily of an increase in accounts receivable of $233,723 and prepaid expense of $60,483 and a decrease in accrued liabilities of $1,162,850. This was offset by a decrease in inventory of $1,102,514, an increase in accounts payable of $148,447, depreciation and amortization (non-cash charge) of $273,226, and net income of $116,312.

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