Form 10QSB/A
period 1999-06-30
FOCUS ENHANCEMENTS INC
filed 2002-01-09
CIK 884719

FORM 10-QSB/A
                                (Amendment No.2)


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


                                 1370 Dell Ave.
                               Campbell, CA 95008
                    (Address of principal executive offices)


                                 (408) 866-8300
                           (Issuer's telephone number)


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

                            FOCUS ENHANCEMENTS, INC.
                                  FORM 10-QSB/A


                                QUARTERLY REPORT
                                  June 30, 1999


                                TABLE OF CONTENTS

     In connection with its review of the impact of SAB 101, the Company found that certain transactions that were recorded as sales in the second and third quarters of 1999 should not have been recorded as sales. As a result, the Company has restated the financial statements of the aforementioned quarters to correct the amount of accounts receivable, inventory, revenue, cost of goods sold and net income previously reported in those quarters.

      In addition, in its quarterly financial statements for the year 1999, the Company is providing a reserve for estimated sales returns based on the estimated sales value of the sales returns rather than a gross margin reserve.

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

                                                     FOCUS ENHANCEMENTS, INC.
                                                    CONSOLIDATED BALANCE SHEETS
                                                            (UNAUDITED)

                                                              ASSETS
                                                                                               June 30,             December 31,
                                                                                                1999                   1998
                                                                                            ------------           ------------
                                                                                           (As Restated,
                                                                                               Note 2)
Current assets:
    Cash and cash equivalents                                                               $     37,129           $  1,128,380
    Certificate of deposit                                                                        90,000                253,067
    Securities available for sale                                                                  6,423                248,983
    Accounts receivable, net of allowances of $983,011 and $649,987 at
    June 30, 1999 and December 31, 1998, respectively                                          3,030,849              2,553,139
    Inventories                                                                                4,846,110              5,948,624
    Prepaid expenses and other current assets                                                    307,423                217,092
                                                                                            ------------           ------------
      Total current assets                                                                     8,317,934             10,349,285

    Property and equipment, net                                                                2,384,682              1,272,477
    Other assets, net                                                                            274,650                304,498
    Goodwill, net                                                                                717,476                810,673
                                                                                            ------------           ------------
      Total assets
                                                                                            $ 11,694,742           $ 12,736,933
                                                                                            ============           ============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                                           $  2,127,403           $    702,057
    Obligations under capital leases                                                             127,691                119,536
    Current portion of long-term debt                                                            297,539                283,180
    Accounts payable                                                                           4,307,585              5,999,694
    Accrued liabilities                                                                          647,175              1,810,025
                                                                                            ------------           ------------
      Total current liabilities                                                                7,507,393              8,914,492

    Deferred income                                                                                 --                   84,212
    Obligations under capital leases                                                             270,696                321,760
    Long-term debt, net of current portion                                                       386,158                538,597
                                                                                            ------------           ------------

      Total liabilities                                                                        8,164,247              9,859,061
                                                                                            ------------           ------------

Stockholders' equity
    Preferred stock, $.01 par value; 3,000,000 shares authorized; none issued                       --                     --
    Common stock, $.01 par value; 25,000,000 shares authorized,
        18,608,898 and 18,005,090 shares issued at June 30, 1999 and
        December 31, 1998, respectively                                                          186,089                180,051
    Additional paid-in capital                                                                39,446,369             38,913,304
    Accumulated deficit                                                                      (35,082,623)           (35,198,935)
    Accumulated other comprehensive income                                                         1,427                   --
    Note receivable, common stock                                                               (320,637)              (316,418)
    Treasury stock at cost, 450,000 shares                                                      (700,130)              (700,130)
                                                                                            ------------           ------------
      Total stockholders' equity                                                               3,530,495              2,877,872
                                                                                            ------------           ------------
      Total liabilities and stockholders' equity                                            $ 11,694,742           $ 12,736,933
                                                                                            ============           ============

                       The accompanying notes are an integral part of the consolidated financial statements.

                               FOCUS ENHANCEMENTS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                            Three Months Ended
                                                        June 30,         June 30
                                                         1999              1998
                                                     ------------      ------------
                                                    (As Restated,
                                                        Note 2)
Net sales                                            $  3,684,497      $  6,872,086
Cost of goods sold                                      1,776,596         4,065,355
                                                     ------------      ------------

     Gross profit                                       1,907,901         2,806,731
                                                     ------------      ------------

Operating expenses:

  Sales, marketing and support                            996,789         1,281,010
  General and administrative                              427,228           420,691
  Research and development                                270,325           244,923
  Depreciation and amortization expense                   133,856           170,060

                                                     ------------      ------------
     Total operating expenses                           1,828,198         2,116,684
                                                     ------------      ------------

Income from operations                                     79,703           690,047

Interest expense, net                                    (145,496)          (60,371)
Other income, net                                          79,115             5,134
                                                     ------------      ------------

Income before income taxes                                 13,322           634,810

Income tax expense                                           --              19,161
                                                     ------------      ------------

Net income                                           $     13,322      $    615,649
                                                     ============      ============

Net income per common share
     Basic                                           $       0.00      $       0.04
                                                     ============      ============
     Diluted                                         $       0.00      $       0.04
                                                     ============      ============

Weighted average common shares outstanding

     Basic                                             18,011,725        15,367,771
                                                     ============      ============
     Diluted                                           18,012,361        16,604,378
                                                     ============      ============

 The accompanying notes are an integral part of the consolidated financial statements.

                               FOCUS ENHANCEMENTS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                             Six Months Ended
                                                        June 30,         June 30
                                                         1999              1998
                                                     ------------      ------------
                                                    (As Restated,
                                                        Note 2)
Net sales                                            $  8,751,576      $ 12,124,034
Cost of goods sold                                      4,713,730         6,847,291
                                                     ------------      ------------

     Gross profit                                       4,037,846         5,276,743
                                                     ------------      ------------
Operating expenses:

  Sales, marketing and support                          2,020,484         2,447,337
  General and administrative                              781,170           775,483
  Research and development                                762,806           555,724
  Depreciation and amortization expense                   273,226           356,499

                                                     ------------      ------------
     Total operating expenses                           3,837,686         4,135,043
                                                     ------------      ------------

Income from operations                                    200,160         1,141,700

Interest expense, net                                    (166,861)         (137,410)
Other income, net                                          83,013             5,768
                                                     ------------      ------------

Income before income taxes                                116,312         1,010,058

Income tax expense                                           --              29,661
                                                     ------------      ------------

Net income                                           $    116,312      $    980,397
                                                     ============      ============

Net income per common share
     Basic                                           $       0.01      $       0.06
                                                     ============      ============
     Diluted                                         $       0.01      $       0.06
                                                     ============      ============

Weighted average common shares outstanding
     Basic                                             18,008,426        16,203,388
                                                     ============      ============
     Diluted                                           18,009,062        17,407,893
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

                                                      FOCUS ENHANCEMENTS, INC.
                                                   STATEMENT OF CHANGES IN EQUITY
                                               FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                                                  Accum-
                                                                                  ulated
                                                                                  Other        Notes
                                                    Additional                    Compre-    Receivable
                                           Common    Paid-in      Accumulated     hensive      Common       Treasury
                                            Stock    Capital        Deficit       Income       Stock         Stock         Total
                                          --------  -----------   ------------   ---------   ----------    ----------    ----------

Beginning balance                         $180,051  $38,913,304   $(35,198,935)    $ --      $(316,418)    $(700,130)    $2,877,872


Comprehensive income:
  Net income, As restated (Note 2)            --        --             116,312       --          --             --          116,312
  Other comprehensive income, net of tax
    Unrealized gains on securities            --        --                --        1,427        --             --            1,427

                                                                                                                         ----------
Comprehensive income                                                                                                        117,739
                                                                                                                         ----------

Reclassification of common stock                38          (38)                                                               --

Common stock issued                          6,000      533,103                                                             539,103

Notes receivable, common stock                                                                  (4,219)                      (4,219)

                                          -----------------------------------------------------------------------------------------
Ending balance                            $186,089  $39,446,369   $(35,082,623)    $1,427    $(320,637)    $(700,130)    $3,530,495
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

                                                   FOCUS ENHANCEMENTS, INC.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)

                                                                                                  Six Months Ended
                                                                                            June 30,            June 30,
                                                                                             1999                  1998
                                                                                          ------------         ------------
                                                                                         (As Restated,
                                                                                             Note 2)
Cash flows from operating activities:
    Net income                                                                            $   116,312          $   980,397
    Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
        Depreciation and amortization                                                         273,226              356,499
        Deferred Income                                                                       (84,212)                --
        Increase in accrued interest on notes receivable, common stock                         (4,219)                --
        Changes in operating assets and liabilities, net of the effects of acquisition:
            (Increase) decrease in accounts receivable                                       (233,723)          (3,866,784)
            Decrease (increase) in inventories                                              1,102,514            1,042,728
            Decrease (increase) in prepaid expenses and other assets                          (60,483)              84,162
            (Decrease) increase in accounts payable                                           148,447           (1,622,462)
            (Decrease) increase in accrued liabilities                                     (1,162,850)            (680,735)

                                                                                          -----------          -----------
        Net cash provided by (used in) operating activities                                    95,012          (3,706,195)
                                                                                          -----------          -----------

Cash flows from investing activities:
    Decrease (increase) in certificates of deposit                                            163,067                 --
    Purchase of property and equipment                                                     (1,292,234)            (382,854)
    Cash paid in acquisitions, net of cash received                                              --                (46,980)

                                                                                          -----------          -----------
        Net cash used in investing activities                                              (1,129,167)            (429,834)
                                                                                          -----------          -----------

Cash flows from financing activities:
    Payments on notes payable                                                              (1,027,057)            (120,477)
    Payments under capital lease obligations                                                  (42,909)             (64,134)
    Payments on long-term debt                                                               (138,080)                --
    Net changes in accounts receivable financing                                              611,847                 --
    Net proceeds from private offerings of common stock                                       539,103            2,827,355
    Net proceeds from exercise of common stock options and warrants                              --              6,802,414
                                                                                          -----------          -----------

        Net cash provided by (used in) financing activities                                   (57,096)           9,445,158
                                                                                          -----------          -----------

Net increase (decrease) in cash and cash equivalents                                       (1,091,251)           5,309,129

Cash and cash equivalents at beginning of period                                            1,128,380              719,851
                                                                                          -----------          -----------

Cash and cash equivalents at end of period                                                $    37,129          $ 6,028,980
                                                                                          ===========          ===========

Supplemental Cash Flow Information:

        Interest paid                                                                     $   166,861          $   137,410
        Income taxes paid                                                                        --                 29,661


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

2. RESTATEMENT

     In connection with its review of the impact of SAB 101, the Company found that certain transactions that were recorded as sales in the second and third quarters of 1999 should not have been recorded as sales. As a result, the Company has restated the financial statements of the aforementioned quarters to correct the amount of accounts receivable, inventory, revenue, cost of goods sold and net income previously reported in those quarters.

      In addition, in its quarterly financial statements for the year 1999, the Company is providing a reserve for estimated sales returns based on the estimated sales value of the sales returns rather than a gross margin reserve.

     The items in the financial statements that are affected by the restatement are as follows:

                                                        (In Thousands)

                                    Three Months Ended                  Six Months Ended
                              June 30, 1999    June 30, 1999     June 30, 1999    June 30, 1999
                                Previously           As            Previously           As
                                 Reported(1)      Restated          Reported(1)      Restated

   INCOME STATEMENT
  ---------------------------------------------------------------------------------------------
      Revenue                     $4,077           $3,684             $9,144          $8,752
      Cost of Goods Sold           2,128            1,777              5,065           4,714
      Net Income                      55               13                158             116


                              June 30, 1999    June 30, 1999
                                Previously           As
                                 Reported(1)      Restated

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


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by (used in) operating activities for the six-month periods ended June 30, 1999 and 1998 was $95,012 and ($3,706,195), respectively. In the 99 Period, net cash provided by operating activities consisted primarily of a decrease in inventory of $1,102,514, and an increase in accounts payable of $148,447, combined with non-cash charges for depreciation and amortization of $273,226 and net income of $116,312. This was offset by increases in accounts receivable of $233,723 and prepaid expenses of $60,483, combined with a decrease in accrued liabilities of $1,162,850. As of June 30, 1999, accounts receivable from a major distributor represented approximately 35% of total accounts receivable. In the 99 Period, the Company continued to record provisions for potential future uncollectable accounts and continually monitors inventory levels at its resellers and maintains reserves for potential product returns.

         For the six months ended June 30, 1998, net cash used in operations consisted primarily of increases in accounts receivable of $3,866,784 and decreases in accounts payable and accrued expenses of $1,622,462 and $680,735, respectfully. This was offset by a decrease in inventory of $1,042,728.

         Net cash used in investing activities for the six-month periods ended June 30, 1999 and 1998 was ($1,129,167) and ($429,834), respectively. In the 99
Period and the 98 Period, cash used in investing activities was principally for the purchase of property and equipment and capitalized ASIC development costs.

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


                                    FOCUS Enhancements, Inc.




     January 9, 2002            By:  \s\  Michael D'Addio
                                   -----------------------------
                                        Michael D' Addio
                                   Chief Executive Officer and
                                            President
                                  (Principal Executive Officer)



     January 9, 2002            By:   \s\  Gary Williams
                                   -----------------------------
                                          Gary Williams
                                    Vice President of Finance
                                            and CFO
                                  (Principal Accounting Officer)