Form 10QSB/A
period 1999-09-30
FOCUS ENHANCEMENTS INC
filed 2002-01-09
CIK 884719

FORM 10-QSB/A
                                (Amendment No. 2)


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

                            FOCUS ENHANCEMENTS, INC.
                                   FORM 10-QSB/A

                                QUARTERLY REPORT
                               September 30, 1999

                                TABLE OF CONTENTS

     In connection with its review of the impact of SAB 101, Company found that certain transactions that were recorded as sales in the second and third quarters of 1999 should not have been recorded as sales. As a result, the company has restated the financial statements of the aforementioned quarters to correct the amount of accounts receivable, inventory, revenue, cost of goods sold and net income previously reported in those quarters.

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

                                               FOCUS ENHANCEMENTS, INC.
                                              CONSOLIDATED BALANCE SHEETS
                                                      (UNAUDITED)

                                                        ASSETS
                                                                                September 30,            December 31,
                                                                                     1999                    1998
                                                                               ---------------         --------------
                                                                               (As Restated,
                                                                                   Note 2)
Current assets:
    Cash and cash equivalents                                                   $    752,046            $  1,128,380
    Certificate of deposit                                                           140,000                 253,067
    Securities available for sale                                                         --                 248,983
    Accounts receivable, net of allowances of $1,274,699 and $649,987 at
    September 30, 1999 and December 31, 1998, respectively                         2,445,814               2,553,139
    Inventories                                                                    4,474,383               5,948,624
    Prepaid expenses and other current assets                                        407,821                 217,092
                                                                                ------------            ------------
      Total current assets                                                         8,220,064              10,349,285

    Property and equipment, net                                                    2,651,920               1,272,477
    Other assets, net                                                                275,690                 304,498
    Goodwill, net                                                                    670,876                 810,673
                                                                                ------------            ------------
      Total assets
                                                                                $ 11,818,550            $ 12,736,933
                                                                                ============            ============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                               $  2,340,086            $    702,057
    Obligations under capital leases                                                 130,327                 119,536
    Current portion of long-term debt                                                304,963                 283,180
    Accounts payable                                                               3,111,828               5,999,694
    Accrued liabilities                                                              393,078               1,810,025
                                                                                ------------            ------------
      Total current liabilities                                                    6,280,282               8,914,492

    Deferred income                                                                       --                  84,212
    Obligations under capital leases                                                 237,006                 321,760
    Long-term debt, net of current portion                                           307,081                 538,597
                                                                                ------------            ------------

      Total liabilities                                                            6,824,369               9,859,061
                                                                                ------------            ------------

Stockholders' equity
    Preferred stock, $.01 par value; 3,000,000 shares authorized; none issued             --                      --
    Common stock, $.01 par value; 25,000,000 shares authorized,
        20,252,481 and 18,005,090 shares issued at September 30, 1999 and
        December 31, 1998, respectively                                              202,525                 180,051
    Additional paid-in capital                                                    40,824,064              38,913,304
    Accumulated deficit                                                          (35,005,313)            (35,198,935)
    Note receivable, common stock                                                   (326,965)               (316,418)
    Treasury stock at cost, 450,000 shares                                          (700,130)               (700,130)
                                                                                ------------            ------------
      Total stockholders' equity                                                   4,994,181               2,877,872
                                                                                ------------            ------------

      Total liabilities and stockholders' equity                                $ 11,818,550            $ 12,736,933
                                                                                ============            ============

 The accompanying notes are an integral part of the consolidated financial statements.

                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended
                                            September 30,       September 30,
                                                 1999               1998
                                            --------------      -------------
                                            (As Restated,
                                                Note 2)

Net sales                                    $  2,974,465        $  7,266,180
Licensing fees                                    200,000                  --
                                             ------------        ------------
Net revenues                                 $  3,174,465        $  7,266,180

Cost of goods sold                              1,297,973           4,207,259
                                             ------------        ------------

     Gross profit                               1,876,492           3,058,921
                                             ------------        ------------

Operating expenses:

     Sales, marketing and support                 886,620           1,473,426
     General and administrative                   387,942             571,280
     Research and development                     305,762             323,073
     Depreciation and amortization expense        144,638             218,091

                                             ------------        ------------
         Total operating expenses               1,724,962           2,585,870
                                             ------------        ------------

Income from operations                            151,530             473,051

Interest expense, net                            (156,890)            (16,819)
Other income, net                                  82,670              11,493
                                             ------------        ------------

Income before income taxes                         77,310             467,725

Income tax expense                                     --                  --
                                             ------------        ------------

Net income                                   $     77,310        $    467,725
                                             ============        ============

Net income per common share
         Basic                               $       0.00        $       0.03
                                             ============        ============
         Diluted                             $       0.00        $       0.03
                                             ============        ============

Weighted average common shares outstanding
         Basic                                 19,061,111          17,427,999
                                             ============        ============
         Diluted                               19,389,684          18,118,926
                                             ============        ============

         The accompanying notes are an integral part of the consolidated financial statements.

                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Nine Months Ended
                                             September 30,       September 30
                                                  1999                1998
                                            ---------------      -------------
                                            (As Restated,
                                                Note 2)

Net sales                                    $ 11,726,041        $ 19,390,215
Licensing fees                                    200,000                  --
                                             ------------        ------------
Net revenues                                 $ 11,926,041        $ 19,390,215

Cost of goods sold                              6,011,703          11,054,551
                                             ------------         ------------

     Gross profit                               5,914,338            8,335,664
                                             ------------         ------------

Operating expenses:

     Sales, marketing and support               2,907,104            3,920,763
     General and administrative                 1,169,112            1,346,764
     Research and development                   1,068,568              878,797
     Depreciation and amortization expense        417,864              574,590

                                             ------------         ------------
         Total operating expenses               5,562,648            6,720,914
                                             ------------         ------------

Income from operations                            351,690            1,614,750

Interest expense, net                            (323,751)            (154,229)
Other income, net                                 165,683               17,261
                                             ------------         ------------

Income before income taxes                        193,622            1,477,782

Income tax expense                                     --               29,661
                                             ------------         ------------

Net income                                   $    193,622         $  1,448,121
                                             ============         ============

Net income per common share
         Basic                               $       0.01         $       0.09
                                             ============         ============
         Diluted                             $       0.01         $       0.09
                                             ============         ============

Weighted average common shares outstanding
         Basic                                 18,210,783           16,054,513
                                             ============         ============
         Diluted                               18,673,763           16,702,305
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

                                                                              STATEMENT OF CHANGES IN EQUITY
                                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999




                                                    Additional                      Receivable
                                           Common    Paid-in      Accumulated        Treasury
                                            Stock    Capital        Deficit           Stock         Stock         Total
                                          --------  -----------   ------------      ----------    ----------    ----------


Beginning balance                         $ 180,051 $ 38,913,304  $ (35,198,935)    $ (316,418)   $ (700,130)   $2,877,872


Comprehensive income:
  Net income, as restated (Note 2)               --           --        193,622             --            --       193,622

Reclassification of common stock                 38          (38)            --             --            --            --

Common stock issued                          22,436    1,910,798                                                 1,933,234

Interest on notes receivable, common stock                                             (10,547)                    (10,547)

                                          --------------------------------------------------------------------------------
Ending balance                            $ 202,525 $ 40,824,064  $ (35,005,313)     $ (326,965)  $ (700,130)   $4,994,181
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

                                                   FOCUS ENHANCEMENTS, INC.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)

                                                                                                     Nine Months Ended
                                                                                            September 30,       September 30,
                                                                                                1999                 1998
                                                                                          ----------------     ---------------
                                                                                           (As Restated,
                                                                                              Note 2)
Cash flows from operating activities:
    Net income                                                                            $   193,622            $ 1,448,121
    Adjustments to reconcile net income to net cash used in
     operating activities:
        Depreciation and amortization                                                         417,864                574,590
        Deferred income                                                                       (84,212)                    --
        Amortization of discount on note payable                                                5,563                  4,583
        Increase in accrued interest on note receivable, common stock                         (10,547)                    --
        Changes in operating assets and liabilities, net of the effects of acquisition:
            (Increase) decrease in accounts receivable                                        107,325             (3,864,571)
            Decreses in securities available for sale                                         248,983                     --
            Decrease (increase) in inventories                                              1,474,241              1,096,996
            Decrease (increase) in prepaid expenses and other assets                       (1,356,551)               (47,102)
            (Decrease) increase in accounts payable                                          (254,510)            (2,043,512)
            (Decrease) increase in accrued liabilities                                     (1,416,474)              (621,285)
                                                                                          -----------            -----------
        Net cash used in operating activities                                                (674,696)            (3,452,180)
                                                                                          -----------            -----------

Cash flows from investing activities:
    Decrease in certificates of deposit                                                       113,067                     --
    Purchase of property and equipment                                                       (484,026)              (618,394)
    Cash paid in acquisitions, net of cash received
                                                                                                   --               (930,563)

                                                                                          -----------            -----------
        Net cash used in investing activities                                                (370,959)            (1,548,957)
                                                                                          -----------            -----------

Cash flows from financing activities:
    Payments on notes payable                                                              (1,447,057)            (1,740,478)
    Payments under capital lease obligations                                                  (73,963)              (105,078)
    Payments for purchase of treasury stock                                                        --               (700,130)
    Payments on long-term debt                                                               (209,733)                    --
    Net changes in accounts receivable financing                                              451,730                     --
    Net proceeds from private offerings of common stock                                     1,784,588              2,827,355
    Net proceeds from exercise of common stock options and warrants                           163,756              7,009,149
                                                                                          -----------            -----------
        Net cash provided by financing activities                                             669,321              7,290,818
                                                                                          -----------            -----------

Net change in cash and cash equivalents                                                      (376,334)             2,289,681

Cash and cash equivalents at beginning of period                                            1,128,380                719,851
                                                                                          -----------            -----------

Cash and cash equivalents at end of period                                                $   752,046            $ 3,009,532
                                                                                          ===========            ===========
Supplemental Cash Flow Information:

        Interest paid                                                                     $   364,091            $   154,229
        Income taxes paid                                                                          --                 29,661

Supplemental schedule of non-cash investing and financing activities: On March 31, 1998, the Company purchased certain assets and assumed certain liabilities of Digital Vision, Inc. as follows:

Fair value of tangible assets acquired                                 224,957
Fair value of liabilities assumed                                     (384,495)
                                                                  ------------
Fair value of net assets acquired                                     (159,538)

Common stock issued                                                 (1,115,625)
Cash paid                                                              (46,980)
                                                                  ------------
Excess of cost over fair value of net assets acquired             $ (1,322,143)
                                                                  ============



On July 29, 1998, the Company purchased certain assets and assumed Certain liabilities of PC Video Conversion, Inc. as follows:

Fair value of tangible assets acquired                                 613,336
Fair value of liabilities assumed                                      (80,367)
                                                                  ------------
Fair value of net assets acquired                                      532,969

Common stock issued                                                   (350,000)
Cash paid                                                             (700,000)
Note payable                                                          (910,085)
Acquisition costs                                                     (229,781)
                                                                  ------------
Excess of cost over fair value of net assets acquired             $ (1,656,897)
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

2.       RESTATEMENT

     In connection with its review of the impact of SAB 101, Company found that certain transactions that were recorded as sales in the second and third quarters of 1999 should not have been recorded as sales. As a result, the company has restated the financial statements of the aforementioned quarters to correct the amount of accounts receivable, inventory, revenue, cost of goods sold and net income previously reported in those quarters.

         In addition, in its quarterly financial statements for the year 1999, the Company is providing a reserve for estimated sales returns based on the estimated sales value of the sales returns rather than a gross margin reserve.

         The  items  in  the  financial  statements  that  are  affected  by the restatement are as follows:
                                                                          (In Thousands)
                                                   Three Months Ended                              Nine Months Ended
                                        Sept. 30, 1999          Sept. 30, 1999          Sept. 30, 1999          Sept. 30, 1999
                                          Previously                  As                  Previously                  As
                                          Reported(1)              Restated               Reported(1)              Restated

Income Statement
-------------------------------------------------------------------------------------------------------------------------------
  Revenue                                    $3,198                   $3,174              $12,342                  $11,926
  Cost of Goods Sold                          1,257                    1,298                6,323                    6,012
  Net Income                                    141                       77                  299                      194


                                        Sept. 30, 1999          Sept. 30, 1999
                                          Previously                  As
                                          Reported(1)              Restated

Balance Sheet
--------------------------------------------------------------------------------
  Accounts Receivable                         2,996                     2,446
  Inventory                                   4,030                     4,474
  Current Assets                              8,325                     8,220

(1) The Company restated its September 30, 1999 financial statements in its September 30, 2000 10-QSB filed on November 14, 2000.

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

5.       INVENTORIES

         Inventories consist of the following:

                                 September 30,       December 31,
                                 -------------       ------------
                                     1999                1998
                                     ----                ----

          Finished goods          $4,052,867          $5,718,260
          Raw materials              421,516             230,364
                                  ----------          ----------
                                  $4,474,383          $5,948,624
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


RESULTS OF OPERATIONS

             Three-Month Period Ended September 30, 1999 As Compared
              With The Three-Month Period Ended September 30, 1998

Net Sales

         Net sales for the three-month period ended September 30, 1999 ("Q3 99") were $3,174,465 as compared with $7,266,180 for the three-month period ended September 30, 1998 ("Q3 98"), a decrease of $4,091,715 or 56%. The decrease in net sales is principally attributable to the consolidation and restructuring of a segment of the Company's retail channel that resulted in the elimination of certain non-performing resellers of the Company's video conversion product line in North America effective in fourth quarter of 1998. Specifically, net sales in Q3 99 to the Company's US resellers decreased 60% to $2,231,000 from $5,641,000 in Q3 98. Net sales to OEM/Licensing customers decreased 75% to $210,000 in Q3 99 from $830,000 for the same quarter in 1998. This decrease is primarily the result of a delay in the development and production of the Company's new FS400 ASIC. Net sales of the Company's professional AV products totaled $533,000 in Q3 99 versus $ 406,000 in Q3 98, an increase of $127,000 or 31%. This increase is principally the result of favorable market penetration of the newly introduced professional product lines for the teleconferencing and home theater markets.

Licensing Fees

     In Q3 99, the Company received an initial licensing fee of $200,000 as compared with $-0- in Q3 98.

         As of September 30, 1999, the Company had a sales order backlog of approximately $500,000.

 Cost of Goods Sold

         Cost of goods sold were $1,297,793 or 41% of net sales, for the three-month period ended September 30, 1999, as compared with $4,207,259 or 58% of net sales, for the three-month period ended September 30, 1998, a decrease in absolute dollars of $2,909,466 or 69%. The Company's gross profit margins for Q3 99 and Q3 98 were 59% and 42%, respectively. As a percentage of sales, cost of goods sold was lower in Q3 99 principally due to reduced manufacturing costs of consumer products combined with incremental sales of professional AV products at margins that are considerably greater. Sales to OEM customers on which margins are typically lower declined in Q3 99 also contributing to higher margins as a percentage of sales.

Sales, Marketing and Support Expenses

         Sales, marketing and support expenses were $886,620 or 28% of net revenues, for the three-month period ended September 30, 1999, as compared with $1,473,426 or 20% of net revenues, for the three-month period ended September 30, 1998, a decrease of $586,806 or 40%. The decrease in absolute dollars is due primarily to reductions in channel marketing expenditures resulting from market restructuring efforts.

General and Administrative Expenses

         General and administrative expenses for the three-month period ended September 30, 1999 were $387,942 or 12% of net revenues, as compared with $571,280, or 8% of net revenues for the three-month period ended September 30, 1998, a decrease in absolute dollars of $183,338 or 32%. The decrease in absolute dollars is principally due to decreases in payroll and employee benefits ($140,000), investor relations fees ($17,000) and bad debt provisions ($27,000).

Research and Development Expenses

         Research and development expenses for the three-month period ended September 30, 1999 were $305,762, or 10% of net revenues, as compared to $323,073, or 4% of net revenues, for three-month period ended September 30, 1998, a decrease in absolute dollars of $17,311 or 5%. The decrease was due principally to a reduced payroll and employee benefits offset by a full three months of operating expenses in Q399 in comparison to two months operating expenses in the Q398 period resulting from the acquisition of PC Video Conversion on July 29, 1998.

Interest Expense, Net

         Net interest expense for the three-month period ended September 30, 1999 was $156,890, or 5% of net revenues, as compared to $16,819, or 0.2% of net revenues, for the three-month period ended September 30, 1998, an increase of $140,071. The increase is primarily attributable to an increase in outstanding interest bearing debt for the three months ended September 30, 1999.

Other Income (Expense)

         Other Income (Expense) for the three-month period ended September 30, 1999 was $82,670 as compared to $11,493, for the three-month period ended September 30, 1998. The increase is principally due to a negotiated reduction of vendor debt due to product quality issues.

Net Income

         For the quarter ended September 30, 1999, the Company reported net income of $77,310, or $0.01 per share, as compared to $467,725, or $0.03 per share, for the quarter ended September 30, 1998.

             Nine-Month Period Ended September 30, 1999 As Compared
               With The Nine-Month Period Ended September 30, 1998

Net Sales

         Net sales for the nine-month period ended September 30, 1999 (the "99 Period") were $11,926,041 as compared with $19,390,215 for the nine-month period ended September 30, 1998 (the "98 Period"), a decrease of $7,464,174 or 38%. The decrease in net sales is primarily due to the consolidation and restructuring of a segment of the Company's retail channel that resulted in the elimination of certain non-performing resellers of the Company's video conversion product line in North America in the fourth quarter of 1998. Specifically, net sales in the 99 Period to the Company's US resellers decreased 57% to $8,657,000 from $15,103,000 in the 98 Period. Net sales to OEM/Licensing customers decreased 47% to $1,501,000 in the 99 Period from $2,831,000 for the 98 period. This decrease is primarily the result of a delay in the development and production of the Company's new FS400 ASIC. Net sales of the Company's professional AV products totaled $1,568,000 in the 99 Period versus $406,000 in the 98 Period, an increase of $1,162,000 or 286%. The Company began distributing this product line on August 1, 1998 as a result of the acquisition of PC Video Conversion, Inc.

Licensing Fees

         In the 99 Period, the Company recorded licensing fees of $200,000 compared with $-0- in the 98 Period. Cost of Goods Sold

         Cost of goods sold were $6,011,703 or 50% of net sales, for the nine-month period ended September 30, 1999, as compared with $11,054,551 or 57% of net sales, for the nine-month period ended September 30, 1998, a decrease in absolute dollars of $5,042,848 or 46%. The decrease in cost of sales in absolute dollars was principally the result of a decrease in revenues in the 99 Period as compared to the 98 Period.

Sales, Marketing and Support Expenses

         Sales, marketing and support expenses were $2,907,104 or 24% of net revenues, for the nine-month period ended September 30, 1999, as compared with $3,920,763 or 20% of net revenues, for the nine-month period ended September 30, 1998, a decrease in absolute dollars of $1,013,659 or 26%. The decrease in absolute dollars is due primarily to reductions in channel marketing expenditures resulting from market restructuring efforts.

General and Administrative Expenses

         General and administrative expenses for the nine-month period ended September 30, 1999 were $1,169,112 or 10% of net revenues, as compared with $1,346,764, or 7% of net revenues for the nine-month period ended September 30, 1998, a decrease in absolute dollars of $177,652 or 13%. The decrease in absolute dollars is principally due to decreases in payroll and employee benefits ($125,000), temporary help ($25,000) and bad debt provisions ($129,000), offset by increases in telephone ($22,000), investor relations ($27,000) and legal expenses ($55,000).

Research and Development Expenses

         Research and development expenses for the nine-month period ended September 30, 1999 were $1,068,568 or 9% of net revenues, as compared to $878,797, or 5% of net revenues, for nine-month period ended September 30, 1998, an increase in absolute dollars of $189,771 or 22%. The increase was due principally to increased staffing, employee benefits and operating expenses resulting from the acquisition of PC Video Conversion on July 29, 1998, representing nine month's activity in the 99 Period as compared to two month's activity in the 98 Period.

Interest Expense, Net

         Net interest expense for the nine-month period ended September 30, 1999 was $323,751, or 3% of net revenues, as compared to $154,229, or 1% of net revenues, for the nine-month period ended September 30, 1998, an increase in absolute dollars of $169,522, or 110%. The increase is primarily attributable to an increase in outstanding debt balances for the 99 period compared to the 98 Period.

Other Income

         Other Income for the nine-month period ended September 30, 1999 was $165,683 as compared to $17,261, for the nine-month period ended September 30, 1998. The increase is principally due to gains on the sales of marketable securities and debt forgiveness due to vendor quality issues in the 99 Period.

Net Income

          For the nine-month period ended September 30, 1999, the Company reported net income of $193,622 or $0.01 per share, as compared to $1,448,121, or $0.09 per share, for the nine-month period ended September 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the nine-month periods ended September 30, 1999 and 1998 was $674,696 and $3,452,180, respectively. In the 99 Period, net cash used by operating activities consisted primarily of a decrease in inventory of $1,474,241 and a decrease in accounts receivable of $107,325 combined with non-cash charges for depreciation and amortization of $417,864 and net income of $299,041. This was offset by an increase in prepaid expenses and other assets of $1,356,551 due to capitalized ASIC development costs, combined with decreases in securities available for sale of $248,983, accounts payable of $254,510 and accrued liabilities of $1,416,474. As of September 30, 1999, accounts receivable from a major distributor represented approximately 26% of total accounts receivable. In the 99 Period, the Company continued to record provisions for potential future uncollectable accounts and continually monitors inventory levels at its resellers and maintains reserves for potential product returns.

         For the nine months ended September 30, 1998, net cash used in operations consisted primarily of increases in accounts receivable of $3,864,571 and decreases in accounts payable and accrued expenses of $2,043,512 and $621,285, respectfully. This was offset by a decrease in inventory of $1,096,996.

         Net cash used in investing activities for the nine-month periods ended September 30, 1999 and 1998 was $484,026 and $1,548,957, respectively. In the 99 Period, cash used in investing activities was principally for the purchase of property and equipment. In the 98 Period, cash used in investing activities was for the purchase of property and equipment and for cash paid resulting from the acquisition of PC Video Conversion, Inc. ($930,563).

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


         As  of  September  30,  1999,  the  Company  had  working   capital  of
$1,939,782, as compared to $1,434,793 at December 31, 1998, an increase of $504,989. The Company's cash position at September 30, 1999 was $752,046 , a decrease of $376,334 from cash balances at December 31, 1998.

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


                                      FOCUS Enhancements, Inc.




     January 9, 2002                   By: \s\  Michael D'Addio
                                            Michael D'Addio
                                        Chief Executive Officer and
                                               President
                                       (Principal Executive Officer)



     January 9, 2002                   By: \s\  Gary Williams
                                              Gary Williams
                                         Vice President of Finance
                                                 and CFO
                                       (Principal Accounting Officer)