Form 10QSB/A
period 2000-06-30
FOCUS ENHANCEMENTS INC
filed 2002-01-09
CIK 884719

FORM 10-QSB/A
                               (Admendment No.2}


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

                               QUARTERLY REPORT
                                 June 30, 2000

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
                                                              ============   ============


See accompanying notes to Unaudited Consolidated Financial Statements

                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                  Three Months Ended
                                                                June 30,
                                                                 1999
                                                June 30,    (As Restated,
                                                  2000          Note 2)
                                               -----------   -----------
Net revenues                                   $ 4,399,974   $ 3,684,497
Cost of goods sold                               3,334,953     1,776,596
                                               -----------   -----------

 Gross profit                                    1,065,021     1,907,901
                                               -----------   -----------

Operating expenses:

 Sales, marketing and support                      959,067       996,789
 General and administrative                        706,465       427,228
 Research and development                          285,359       270,325
 Depreciation and amortization expense             237,061       133,856
                                               -----------   -----------
  Total operating expenses                       2,187,952     1,828,198
                                               -----------   -----------

Income from operations                          (1,122,931)       79,703

Interest expense, net                              (34,312)     (145,496)
Other income, net                                   43,211        79,115
                                               -----------   -----------
Income before income taxes                      (1,114,032)       13,322

Income tax benefit                                   1,854            --
                                               -----------   -----------
Net income                                     $(1,112,178)  $    13,322
                                               ===========   ===========

Net income per common share
  Basic                                        $     (0.04)  $      0.00
                                               ===========   ===========
  Diluted                                      $     (0.04)  $      0.00
                                               ===========   ===========

Weighted average common shares outstanding

  Basic                                         24,785,659    18,011,725
                                               ===========   ===========
  Diluted                                       24,785,659    18,012,361
                                               ===========   ===========


*See accompanying notes to Unaudited Consolidated Financial Statements

                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Six Months Ended
                                                                June 30,
                                                                 1999
                                                 June 30,   (As Restated,
                                                   2000         Note 2)
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
                                 ==========   =========== =============== ================ =========== =============



 See accompanying notes to Unaudited Financial Statements

                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                                       Six Months Ended
                                                                                                                       June 30,
                                                                                                                         1999
                                                                                                  June 30,           (As Restated,
                                                                                                   2000                 Note 2)
                                                                                              --------------        --------------
Cash flows from operating activities:
    Net Income (Loss)                                                                           $(2,691,549)         $   116,312

    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
        Depreciation and amortization                                                               450,673              273,226
        Deferred Income                                                                                   0              (84,212)
        Increase in accrued interest on notes receivable, common stock                                    0               (4,219)
        Changes in operating assets and liabilities, net of the effects of acquisition:
            (Increase) decrease in accounts receivable                                               (3,518)            (233,723)
            Decrease (increase) in inventories                                                     (281,064)           1,102,514
            Decrease (increase) in prepaid expenses and other assets                                 82,805              (60,483)
            (Decrease) increase in accounts payable                                                 123,960              148,447
            (Decrease) increase in accrued liabilities                                              (59,075)          (1,162,850)
                                                                                                -----------          -----------
        Net cash provided by (used in) operating activities                                      (2,377,768)              95,012
                                                                                                -----------          -----------

Cash flows from investing activities:
    Decrease (increase) in certificates of deposit                                                 (733,780)             163,067
    Purchase of property and equipment                                                             (570,137)          (1,292,234)
                                                                                                -----------          -----------
        Net cash used in investing activities                                                    (1,303,917)          (1,129,167)
                                                                                                -----------          -----------

Cash flows from financing activities:
    Payments on notes payable                                                                    (1,100,517)          (1,027,057)
    Payments under capital lease obligations                                                       (223,256)             (42,909)
    Payments on long-term debt                                                                           --             (138,080)
    Net proceeds from accounts receivable factoring                                                      --              611,847
    Net proceeds from private offerings of common stock                                           1,284,000              539,103
    Net proceeds from exercise of common stock options and warrants                               1,068,862                   --
                                                                                                -----------          -----------
        Net cash provided by (used in) financing activities                                       1,029,089              (57,096)
                                                                                                -----------          -----------

Net decrease in cash and cash equivalents                                                        (2,652,596)          (1,091,251)

Cash and cash equivalents at beginning of period                                                  3,736,517            1,128,380
                                                                                                -----------          -----------

Cash and cash equivalents at end of period                                                      $ 1,083,921          $    37,129
                                                                                                ===========          ===========

Supplemental Cash Flow Information:

        Interest paid                                                                           $    54,078          $   166,861
        Income taxes paid
                                                                                                       --                     --

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

     The items in the financial statements that are affected by the restatement are as follows:
                                                        (In Thousands)

                                     Three Months Ended                  Six Months Ended
                              June 30, 1999    June 30, 1999      June 30, 1999     June 30, 1999
                                Previously           As             Previously           As
                                Reported(1)      Restated           Reported(1)       Restated

   INCOME STATEMENT
  ------------------------------------------------------------------------------------------------
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

   BALANCE SHEET
  ---------------------------------------------------------
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

     In addition, in connection with its review of the impact of SAB 101, the Company found that certain transactions that were recorded as sales in the second and third quarters of 1999 should not have been recorded as sales. As a result, the Company has restated the financial statements of the aforementioned quarters to correct the amount of revenue, costs of sales and net income previously reported in those quarters.

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

                            FOCUS ENHANCEMENTS, INC.


       January 9, 2002          By:   /s/  Michael D'Addio
                                  ---------------------------
                                  Michael D'Addio
                                  Chief Executive Officer
                                  & President


       January 9, 2002          By:   /s/  Gary Williams
                                  ---------------------------
                                  Gary Williams
                                  Vice President of Finance
                                  & CFO
                                  (Principal Accounting Officer)