Form 10QSB/A
period 2000-09-30
FOCUS ENHANCEMENTS INC
filed 2002-01-09
CIK 884719

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

                                QUARTERLY REPORT
                               September 30, 2000

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
                                                    ============   ============

See accompanying notes to Unaudited Consolidated Financial Statements

                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                   Three Months Ended
                                               September 30, September 30,
                                                    2000          1999
                                                -----------   -----------
                                                             (As Restated,
                                                                 Note 2)

Net sales                                       $ 4,116,181   $ 2,974,465
Licensing fees                                           --       200,000
                                                -----------   -----------
Net revenues                                    $ 4,116,180   $ 3,174,465

Cost of goods sold                                2,714,705     1,297,973
                                                -----------   -----------

 Gross profit                                     1,401,476     1,876,492
                                                -----------   -----------

Operating expenses:

 Sales, marketing and support                       760,721       886,620
 General and administrative                         523,779       387,942
 Research and development                           212,757       305,762
 Depreciation and amortization expense              282,753       144,638
                                                -----------   -----------
  Total operating expenses                        1,780,010     1,724,962
                                                -----------   -----------

(Loss)Income from operations                       (378,534)      151,530

Interest expense, net                                (3,628)     (156,890)
Other income, net                                    13,038        82,670
Legal judgement Expense (CRA)                    (2,147,722)           --
                                                -----------   -----------

(Loss)Income before income taxes                 (2,516,846)       77,310

Income tax expense                                       --            --
                                                -----------   -----------

Net (Loss)Income                                $(2,516,846)  $    77,310
                                                ===========   ===========

Net (Loss)Income per common share
  Basic                                         $     (0.10)  $      0.00
                                                ===========   ===========
  Diluted                                       $     (0.10)  $      0.00
                                                ===========   ===========

Weighted average common shares outstanding
  Basic                                          25,863,036    19,061,111
                                                ===========   ===========
  Diluted                                        25,863,036    19,389,684
                                                ===========   ===========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                   Nine Months Ended
                                              September 30,   September 30,
                                                   2000           1999
                                              -------------   -------------
                                                              (As Restated,
                                                                  Note 2)

Net sales                                      $12,130,425    $11,726,041
Licensing fees                                          --        200,000
                                               -----------    -----------
Net revenues                                   $12,130,425    $11,926,041

Cost of goods sold                               8,379,290      6,011,703
                                               -----------    -----------

 Gross profit                                    3,751,135      5,914,338
                                               -----------    -----------

Operating expenses:

 Sales, marketing and support                    2,747,566      2,907,104
 General and administrative                      2,377,417      1,169,112
 Research and development                          757,943      1,068,568
 Depreciation and amortization expense             733,426        417,864
 Restructuring expense                             202,252             --
                                               -----------    -----------
  Total operating expenses                       6,818,604      5,562,648
                                               -----------    -----------

(Loss)Income from operations                    (3,067,469)       351,690

Interest expense, net                              (57,706)      (323,751)
Other income, net                                   66,649        165,683
Legal judgement expense (CRA)                   (2,147,722)            --
                                               -----------    -----------

(Loss)Income before income taxes                (5,206,248)       193,622

Income tax expense                                  (2,146)            --
                                               -----------    -----------
Net(Loss)Income                                $(5,208,394)   $   193,622
                                               ===========    ===========

Net (Loss)Income per common share
  Basic                                        $     (0.21)   $      0.01
                                               ===========    ===========
  Diluted                                      $     (0.21)   $      0.01
                                               ===========    ===========

Weighted average common shares outstanding
  Basic                                         25,003,382     18,210,783
                                               ===========    ===========
  Diluted                                       25,003,382     18,673,763
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
                                  ==========   ===========   ============  =============   ==========   ===========

See accompanying notes to Unaudited Financial Statements



                            FOCUS ENHANCEMENTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 Nine Months Ended
                                                                            September 30,   September 30,
                                                                                 2000            1999
                                                                            -------------   -------------
                                                                                            (As Restated,
                                                                                                Note 2)
Cash flows from operating activities:
 Net Income (Loss)                                                           $(5,208,394)    $   193,622

 Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Depreciation and amortization                                                  733,426         417,864
  Deferred Income                                                                      0         (84,212)
  Amortization of discount on note payable                                            --           5,563
  Increase in accrued interest on notes receivable,
  common stock                                                                        --         (10,547)
  Changes in operating assets and liabilities, net
   of the effects of acquisition:
   (Increase) decrease in accounts receivable                                    111,177         107,325
   Decrease in securities available for sale                                          --         248,983
   Decrease (increase) in inventories                                          1,605,040       1,474,241
   Decrease (increase) in prepaid expenses and other assets                   (1,132,034)     (1,356,551)
   (Decrease) increase in accounts payable                                      (551,530)       (254,510)
   (Decrease) increase in accrued liabilities                                  2,092,132      (1,416,474)
                                                                             -----------     -----------
  Net cash used in operating activities                                       (2,305,183)       (674,696)
                                                                             -----------     -----------

Cash flows from investing activities:
 Decrease (increase) in certificates of deposit                                 (746,544)        113,067
 Purchase of property and equipment                                             (405,851)       (484,026)
                                                                             -----------     -----------
  Net cash used in investing activities                                       (1,152,395)       (370,959)
                                                                             -----------     -----------

Cash flows from financing activities:
 Payments on notes payable                                                    (1,100,517)     (1,447,057)
 Payments under capital lease obligations                                       (252,318)        (73,963)
 Payments on long-term debt                                                           --        (209,733)
 Net proceeds from accounts receivable factoring                                      --         451,730
 Net proceeds from private offerings of common stock                           1,284,000       1,784,588
 Net proceeds from exercise of common stock options and warrants               1,120,506         163,756
                                                                             -----------     -----------
  Net cash provided by financing activities                                    1,051,671         669,321
                                                                             -----------     -----------

Net decrease in cash and cash equivalents                                     (2,450,907)       (376,334)

Cash and cash equivalents at beginning of period                               3,736,517       1,128,380
                                                                             -----------     -----------

Cash and cash equivalents at end of period                                   $ 1,285,610     $   752,046
                                                                             ===========     ===========

Supplemental Cash Flow Information:

  Interest paid                                                              $    54,078     $   364,091
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


    The items in the financial statements that are affected by the restatement are as follows:

                                             (In Thousands)
                                Three Months Ended       Nine Months Ended
                               9/30/99     9/30/99      9/30/99     9/30/99
                              Previously     As        Previously      As
                              Reported(1) Restated     Reported(1)  Restated

INCOME STATEMENT
-----------------------------------------------------------------------------
Revenue                        $  3,198   $  3,174       $12,342     $11,926
Cost of Goods Sold                1,257      1,298         6,323       6,012
Net Income                          141         77           299         194


                               9/30/99     9/30/99
                              Previously     As
                              Reported(1) Restated

BALANCE SHEET
-----------------------------------------------------
Accounts Receivable            $  2,996   $  2,446
Inventory                         4,030      4,474
Current Assets                    8,325      8,220

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

RESULTS OF OPERATIONS

             Three-Month Period Ended September 30, 2000 As Compared
              With The Three-Month Period Ended September 30, 1999

Net Revenues

     Net revenues for the three-month period ended September 30, 2000 ("Q3 00") were $4,116,181 as compared with $3,174,465 for the three-month period ended September 30, 1999 ("Q3 99"), an increase of $941,716 or 30%. The increase in sales is primarily attributed to OEM/Licensing and Professional Product customers. Specifically, net revenues in Q3 00 to OEM product sales increased 425% to $1,102,000 in Q3 00 from $210,000 in Q3 99. Net Revenues in Q3 00 to
Professional Product customers increased 108% to $1,111,000 from $533,000 in Q3
99. The increases in net revenues were offset by a decrease in the consumer video conversion product line of 14% to $2,539,000 in Q3 00 from $2,231,000 in Q3 99.

Sales Backlog

     As of September 30, 2000, the Company had a sales order backlog of approximately $646,000.

Cost of Goods Sold

     Cost of goods sold were $2,714,705 or 65% of net revenues, for the three-month period ended September 30, 2000, as compared with $1,297,793 or 41% of net revenues, for the three-month period ended September 30, 1999, an increase in absolute dollars of $1,416,912 or 110%. The Company's gross profit margins for Q3 00 and Q3 99 were 35% and 59%, respectively. The decrease in Q3 00 gross margin is primarily due to a $908,000 decrease to cost of goods sold for 1999 comparative purposes,no licensing revenue in Q3 00 and an increase in OEM chip revenue in Q3 00.

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

RESULTS OF OPERATIONS

             Nine-Month Period Ended September 30, 2000 As Compared
               With The Nine-Month Period Ended September 30, 1999

Net Revenues

     Net revenues for the nine-month period ended September 30, 2000 ("Q3 00") were $12,130,425 as compared with $11,926,041 for the nine-month period ended September 30, 1999 ("Q3 99"), a decrease of $204,384 or 2%. The decrease in sales is primarily attributed to the discontinuation of sales to certain resellers of the Company's consumer video conversion product line. Net sales to consumer video conversion customers through Q3 00 were $6,117,000, compared to $8,657,000 for the same period in 1999. These sales decreased 29% or $2,540,000. The decrease was offset by an increase in sales to the OEM/Licensing and Professional Product customers. Specifically, net revenues through Q3 00 to the Company's OEM/Licensing customers increased 66% to $2,498,000 from $1,501,000 for the same period in 1999. Net Revenues through Q3 00 to Professional Product customers increased 54% to $2,410,000 from $1,568,000 through Q3 99.

Cost of Goods Sold

     Cost of goods sold were $8,379,290 or 69% of net revenues, for the nine-month period ended September 30, 2000, as compared with $6,011,703 or 50% of net revenues, for the nine-month period ended September 30, 1999, an increase in absolute dollars of $2,367,587 or 39%. The Company's gross profit margins through Q3 00 and Q3 99 were 31% and 50%, respectively. The decrease in gross margins is due principally to a book to physical adjustment at Focus' Far East contract manufacturer, in the second quarter of 2000, of approximately $285,000 and the write-down of inventory to its net realizable value, including the InVideo product line of approximately $498,000. In addition, gross margin was lower due to customer mix and sales of certain slow moving product at carrying value.

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

General and Administrative Expenses

     General and administrative expenses for the nine-month period ended September 30, 2000 were $2,377,417 or 20% of net revenues, as compared with $1,169,112 or 10% of net revenues for the nine-month period ended September 30, 1999, an increase of $1,208,305 or 103%. The increase in absolute dollars is due primarily to increases in accounting fees (approximately $302,000) and legal fees (approximately $292,000) in conjunction with the completion of the 1999 annual audit and review of accounting practices and the special investigation conducted by the Board of Directors with respect to the financial controls of the Company, combined with increases in payroll (approximately $78,000), accounts receivable reserves (approximately $118,000), consulting fees (approximately $170,000), investor relations (approximately $59,000) and banking fees (approximately $24,000).

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

     In the nine months ended September 30, 1999, net cash used in operations consisted primarily of an increase in prepaid expense of $1,356,551 and a decrease in accrued liabilities of $1,416,474 and accounts payable of $254,510. This was offset by a decrease in accounts receivable of $107,325, inventory of $1,474,241 and securities available for sale of $248,983 and depreciation and amortization (non-cash charge) of $417,864, and net income of $193,622.

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


                              FOCUS ENHANCEMENTS, INC.



January 9, 2002                  By:   /s/  Michael D'Addio
                                    ---------------------------
                                    Michael D'Addio
                                    Chief Executive Officer
                                    & President


January 9, 2002                  By:   /s/  Gary Willams
                                    ---------------------------
                                    Gary Williams
                                    Vice President of Finance
                                    & CFO
                                    (Principal Accounting Officer)