Form 10KSB40
period 2001-12-31
FOCUS ENHANCEMENTS INC
filed 2002-04-01
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                 For the fiscal year ended December 31, 2001, or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for the fiscal year ended December 31, 2001 were $23,308,000. The aggregate market value of voting common stock held by non-affiliates of the Registrant was approximately $47,089,656 based on the closing bid price of the Registrant's Common Stock on March 8, 2002 as reported by Nasdaq ($1.45 per share).

         As of March 8, 2002, there were 35,413,500 shares of common stock outstanding.

         Document Incorporated by Reference: None.

                                     Part I
                         Item 1. Description of Business

General

         Incorporated in 1992, we develop and market proprietary video technology in two areas: semiconductors and video systems. We market our products globally to OEM Manufacturers, dealers and distributors through both consumer and professional channels. The semiconductor products include several series of Application Specific Integrated Circuit (ASICs) that process digital and analog video to be used with televisions, computer motherboards, graphics cards, video conferencing systems, Internet TV and interactive TV applications. Our systems products are designed to provide solutions in PC-to-TV scan conversion, video presentation, digital-video conversion, video production and home theater markets. We market our products through both consumer and professional channels. Our products include video scan converters, edit controllers, video mixers, character generators, scalers and line quadruplers.

         Since our inception, we have emphasized gaining market awareness for our products and increasing our intellectual property through both internal market and product development as well as through acquisition. In September of 1996, we acquired TView, Inc., a developer of PC-to-TV video conversion semiconductor technology. We believe the acquisition was a strategic milestone in our transition to the video convergence market. In July of 1998 we acquired, PC Video Conversion, Inc., a manufacturer of professional high-end video conversion products. We later restructured this entity into a Professional Products Research & Development group and consolidated its operations into our corporate headquarters. A 1998 Frost and Sullivan report stated that we were a market share leader in the PC-to-TV industry with 45% of the U.S. market with eight other competitors making up the remaining market. In 2000, the same report had us owning almost 50% of the market.

         Our    PC-to-TV     technology     provides    sharp,     flicker-free,
computer-generated images on televisions for multimedia/business presentations, classroom/training sessions, game playing and Internet browsing.

         Most recently, in January of 2001, we completed our merger with Videonics, Inc. (previously NASDAQ: VDNX). Videonics, a leading designer of affordable, high-quality, digital video post-production equipment, develops and markets products for the expanding markets of Internet production and streaming, desktop video editing and video presentations. Following the merger, we have taken advantage of the complementary strategic fit of the businesses and anticipate that the Videonics engineering team will capitalize on certain of our video mixing and switching chip technology to build attractively priced digital video solutions for an expanded customer base.

         After the merger, we put in place a new management team and executed a restructuring plan, which has significantly reduced our post-merger staffing in the areas of operations, customer support and finance. We also negotiated an early release from our lease of a 22,000 square foot facility located in Wilmington, Massachusetts and in March, 2001 moved our remaining Massachusetts sales personnel into a 2,800 square foot facility located in Chelmsford, Massachusetts.

         Our executive offices are located at 1370 Dell Avenue, Campbell, CA 95008-6604 and our research and development center is located at 22867 Northwest Bennett Rd. Suite 120, Hillsboro, Oregon 97124. Focus' general telephone number is (408) 866-8300, and our Worldwide Web address is http://www.Focusinfo.com. Information contained on the Website is not part of this document.

Business Strategy

         In 2001, we continued to concentrate on the OEM and Professional products groups. ASIC chip products are targeted for the scan conversion, commercial television, video conferencing and set top boxes for the cable, Internet appliance, gaming, and home gateway industries. These are industries that require the best video conversion technology available in the market. We continue to design complete products for the professional audio video and home theater markets using our proprietary software and ASIC designs to deliver feature rich products to the market.

         During the years ended December 31, 2001 and 2000, we only had operations in the United States.

         The  following  table   summarizes   revenue  by  geographic  area  (in
thousands):

                                                             2001         2000
                                                            -------      -------
United States                                               $18,170      $14,365
North America (excluding the United States)                     837           39
Europe                                                        1,323          738
Asia                                                          2,978           91
                                                            -------      -------
     Total                                                  $23,308      $15,233
                                                            =======      =======


Our Products

         Our products and technologies are sold globally through OEMs, consumer electronic retailers/distributors and value-added resellers (VARs). We market three distinctive product lines: Semiconductors, Professional Products and Consumer Products. Our professional and consumer products target already mature markets. It is management's expectation that the Semiconductor division will fuel our growth in the years to come as more and more consumer electronics manufacturers and PC manufacturers look to outsource chip design to third parties.

ASIC

         Our ASIC (Application Specific Integrated Circuit) chip is custom designed for a specific application rather than a general-purpose chip like a microprocessor. The use of ASIC chips improves performance over general-purpose CPUs, because the chip is "hardwired" to do a specific job. Our products provide solutions for customers who need high quality digital images on a television screen. The PC-to-TV video convergence market exists as a result of incompatibility between a PC's progressive scan image and the TV's interlace image. Our ASIC products include the FS400, FS450 and FS460 series used for scaling, mixing, blending, scan conversion, Internet TV and interactive TV applications. These chips, due to their features and applicability, are the basis of the Company's entire product line. The following is a listing of the many applications for our chips:

o        Cable/DVD Players

o        Gaming Consoles

o        Graphic Design and Animation Hardware

o        Information Appliances

o        Interactive Home Entertainment

o        Interactive Television

o        PC Video Out (TV-Ready PC's)

o        Point of Sales Terminals

o        Seamless Switchers

o        Set Top Boxes

o        Teleconferencing Systems

o        Television Broadcast and Video Design

o        Video Kiosks

o        Web Appliances

         The wide expanse of applications for our semiconductor products provides us with the opportunity to grow considerably.

         In early 1999, we introduced our fourth generation proprietary NTSC/PAL digital video co-processor technology to designers of video and large display monitor products. Our FS400 series of ASICs has patented designs that dramatically improve video quality while reducing cost for the manufacturer. Our consumer electronics product line marketed under the TView brand uses the FS400 ASIC chip. The chips are marketed to manufacturers of video-conferencing equipment and commercial television OEMs.

         We began shipping the FS450, an advanced PC-to-TV co-processor, to OEM customers in May of 2000. The FS450 chip incorporates a broadcast quality encoder and programmable, flat, artifact-free scaling and an advanced 2D-flicker filter. The FS450 is targeted for Internet set-top boxes, Cable/DVD Player set-top boxes, Internet appliances, graphic cards and laptops.

         In May of 2001, we launched the FS460, our second ASIC chip co-developed with Intel. This ASIC was designed for Multimedia Gateways and Interactive Television applications. It allows our customers to build products that merge computer generated graphics with up to two other independent video sources into one television signal. This allows products with interactive buttons to overlay video, for PIP (picture in picture) and Program guide info to simultaneously exist on the video screen, or to play games while maintaining internet access and monitoring video. The chip allows user interaction with on-screen content for applications such as advanced interactive TV, web surfing, online games and e-commerce. The chip supports the European MHP standard, and is the most cost-effective solution for use with Intel architecture. The FS460 complements Intel's graphic systems and is supported by the Intel 810, 815 and certain future graphic chip-sets and is compatible with Intel Celeron processors, Intel Pentium III processors and Intel Pentium IV processors.

Professional Products

         Our line of professional products includes broadcast quality converters marketed under the ProAV brand and QuadScan line of elite video scalers for the Home Theater market. The ProAV product family enables the consumer to easily and economically record their high-resolution computer-generated images on professional and consumer videotape recorders, project them on large screen projectors or televisions and transmit them across a video-conference link up to 1024x768 resolution. The ProAV products are among the most advanced broadcast-quality conversion products in the marketplace today. The QuadScan is a line of Quadrupler / Scaler that eliminates visible scan lines and flicker from standard video for the home theater/professional video markets. We offer each of our professional products in desktop, rack-mount and board-level PCI card forms. The Videonics professional product line provides a broad range of digital video solutions for the specialized video consumer, videographer and broadcast professional. Our product line includes the industry's leading edge technology in character generating, digital video mixing, blending and editing. Our latest release is FireWriterTM, which is the first character generator that operates exclusively in the DV format. These products are sold through a network of national and international distributors in more than 90 countries worldwide.

Consumer Products

         TView, our consumer line of scan converters, builds on leading edge of PC-to-TV convergence technology. The TView products, which are sub-categorized Gold, Silver and Micro for performance and description, turn any standard television into a large screen computer display. The product line targets presenters, educators, trainers and the rapidly expanding gamers market. The TView Micro is our latest product release for these channels. All of the products in the consumer line integrate the core technology provided by our FS400 family of Semiconductors. The TView Gold product supports resolutions up to 1600x1280 at millions of colors on both Window and Mac platforms. Much like the professional products, the TView line is offered in multiple forms including a portable version for mobile users.

Research And Development

         We continue to invest heavily in research and development. Of the $3.4 million invested on research and development in 2001, approximately 41% was in ASIC chip development and support activities, with the remainder to support new products for the professional and home theater markets.

Intellectual Property and Proprietary Rights

         As of March 8, 2002, we had eight patents issued. Historically, we have relied principally upon a combination of copyrights, common law trademarks and trade secret laws to protect the proprietary rights to products that we market under the FOCUS, Videonics and TView brand names.

         Upon joining us, employees and consultants are required to execute agreements providing for the non-disclosure of confidential information and the assignment of proprietary know-how and inventions developed on our behalf. In addition, we seek to protect trade secrets and know-how through contractual restrictions with vendors and certain large customers. There can be no assurance that these measures will adequately protect the confidentiality of our proprietary information or that others will not independently develop products or technology that are equivalent or superior to ours.

         Because of the rapid pace of technological innovation in our markets, we believe that our success must generally rely upon the creative skills and experience of our employees, the frequency of new product offerings and enhancements, product pricing and performance features, a diversified marketing strategy, and the quality and reliability of support services.

Marketing and Sales Strategy

         Most electronic equipment manufacturers and chip developers launch new technologies at industry conferences such as COMDEX, the International Consumer Electronics Show, and the CEDIA Expo. In addition to attending these events, usually with a partner such as National Semiconductor or Intel, we also visit major conferences in our target markets. It is our experience that attendance at these conferences adds to our name recognition and market acceptance.

         In 2001, we continued to concentrate on the OEM and Professional product lines. While we believe that the OEM market offers the best potential for future growth, we also recognize our consumer and professional channels remain an important and substantial contributor to our growth. Our ASIC chip products target the cable, Internet appliance, gaming and home theater industries. We plan to continue our marketing efforts and vigorously pursue the OEM market for its technology in 2002, building on our existing agreements with what we believe to be some of the most significant names in the TV, PC, Video Conferencing and Internet appliance markets. We also expect to concentrate our marketing efforts toward those OEMs which dominate their respective markets and which have the manufacturing, sales and distribution networks in place to capitalize on the forecasted growth for the TV-to-PC convergence products over the next five years.

         We continue to offer cooperative advertising incentives to resellers on
a   percentage-of-product-purchases   basis.   Funded  programs   include  sales
incentives, special pricing programs, and targeted advertising campaigns.

Distribution

         We have made investments over the last several years in creating a global reseller/VAR channel. In the United States and Canada, we market and sell our products through

o national resellers such as CompUSA, Micro Center, Fry's Electronics, and J&R Music World;

o national distributors such as Ingram Micro, D&H Distributing and Academic Distributing;

o third-party mail order resellers such as MicroWarehouse, Multiple Zones, PC Connection and CDW;

o        Video Value Added Resellers for ProAV Products; and

o        Direct sales efforts to OEMs and Distributors

         Internationally, our products are sold to resellers, independent mail order companies and distributors in numerous countries, including France, the United Kingdom, Scandinavia, Germany, Switzerland, Italy, Australia, Mexico, Japan, China, Singapore, and the Republic of Korea.

Customer Support

         We believe that our future success will depend, in part, upon the continued strength of customer relationships. In an effort to ensure customer satisfaction, we currently provide customer service and technical support through a five-days- per-week "hot line" telephone service. We use 800 telephone numbers for customer service and a local telephone number for technical support (the customer pays for the phone charge on technical support). The customer service and support lines are currently staffed by technicians who provide advice free of charge to ensure customer satisfaction and obtain valuable feedback on new product concepts. In order to educate our telephone support personnel, we periodically conduct in-house training programs and seminars on new products and technology advances in the industry.

         We offer this same level of support for our entire domestic market including direct market customers who purchase our products through computer superstores or system integrators. Internationally, we also provide technical support to international resellers and distributors who, in turn, give local support to their customers.

         We provide customers with a one- to three-year warranty on all products and will repair or replace a defective product still under warranty coverage. The majority of defective product returns are repaired or replaced and returned to customers within five business days.

Competition

         We currently compete with other developers of PC-to-TV conversion products and of videographic integrated circuits. Although we believe that we are a leader in the PC-to-TV conversion product marketplace, the video graphic integrated circuit market is intensely competitive and characterized by rapid technological innovations. This has resulted in new product introductions over relatively short time periods with frequent advances in price/performance ratios. Competitive factors in these markets include product performance, functionality, product quality and reliability, as well as volume pricing discounts, customer service, customer support, marketing capability, corporate reputation, brand recognition and increases in relative price/performance ratios for products serving these markets. In the PC-to-TV scan converter market, our biggest competitor is AVerMedia. In the video graphic integrated circuits market, we compete with Averlogic, AI Tech, TVIA, Conexant and Chrontel.

         Our professional products are marketed to professional broadcast studios, post-production houses, video conferencing centers and the elite videographer. This market is mature and we compete for market share with Extron and Communications Specialties, Inc.

         Some of our competitors have greater technical and capital resources, more marketing experience, and larger research and development staffs than we have in the video graphic integrated circuits market. With an aggressive effort, our competitors could severely affect our business.

         We believe that we compete favorably on the basis of product quality and technical benefits and features. We also believe we provide competitive pricing, extended warranty coverage, and strong customer relationships, including selling, servicing and after-market support for the finished systems products. However, there can be no assurance that we will be able to compete successfully in the future against existing companies or new entrants to the marketplace.

Manufacturing

         We rely on subcontractors who operate under two different models in the process of manufacturing our systems products. The first subcontractor type utilizes components that we purchase and then send to the sub manufacturer who in turn manufactures and tests board level subassemblies. The products that incorporate these subassemblies are completed, tested and distributed at our facility in Campbell, CA. The second subcontractor type builds the entire product as designed and specified by us for a fixed price. The second is a true turnkey manufacturer. The turnkey house is responsible for component procurement, board level assembly, product assembly, quality control testing and final pack-out. For certain commercial PC-to-TV video conversion products, turnkey manufacturers ship directly to the OEM customer and forward-shipping information to us for billing. Non-turnkey manufacturing for system products is subcontracted to a company located in Mexico.

         We believe that the turnkey model is applicable to our higher-volume products, and that it helps lower inventory and staffing, while the first model provides for higher margin and control in a lower volume product. Our four turnkey manufacturers accounted for approximately 60% of our product manufacturing capabilities in 2001. Two manufacturers, based in Taiwan, supply set top box finished products. One manufacturer in Korea provides 100% of our ASIC production. One manufacturer in California supplies our professional products. Under the turnkey model, quality control is maintained through standardized quality assurance practices at the build site and random testing of finished products as they arrive at our fulfillment center. Management believes that the turnkey model helps us to lower inventory and staff requirements, maintain better quality control and product flexibility, achieve quicker product turns and improved cash flow.

         All customer returns are processed through our fulfillment center. Upon receipt of a returned product, a trained technician tests the product to diagnose the problem. If a product is found to be defective the unit is either returned to the turnkey subcontractor for rework and repair or is repaired by us and returned to the customer. The majority of defective product returns are repaired or replaced and returned to customers within five business days.

Personnel

         As of December 31, 2001, we employed 95 people on a full-time basis, of whom 30 are in research and development, 22 in marketing and sales, 9 in customer support, 25 in operations, and 9 in finance and administration.

Backlog

         At December 31, 2001, we had a backlog of approximately $255,000 for products ordered by customers as compared to a backlog of $496,000 at December 31, 2000, a decrease of $241,000 or 49%. We do not believe backlog for products ordered by customers is a meaningful indicator of sales that can be expected for a particular time period since the order patterns of our customers in the past have demonstrated that backlog is episodic.

Item 2. Description of Property

(a)  Properties.

Property Location and Primary Use (1)                            Lease Expires           Square Feet          Monthly Rent
-------------------------------------                            -------------           -----------          ------------
3 Meeting House Rd                                               March 31, 2004              2,800               $4,202
Chelmsford, MA
Sales and Marketing

250 Village Sq.                                                 January 1, 2003                500                 $950
Orinda, CA
R&D

22867 N.W. Bennet St                                          December 31, 2005              7,400               $7,168
Hillsboro, OR
R&D

1370 Dell Avenue                                                  July 31, 2002             27,500              $37,125
Campbell, CA
Company Headquarters (Manufacturing, Sales, Customer
Support, Administration)

---------------------
(1) On March 31, 2001, we were released from a Wilmington, MA lease obligation.

We  believe  that  our  existing   facilities   are  adequate  to  meet  current
requirements and that it can readily obtain appropriate additional space as may be required on comparable terms.

(b)      Investment Policies.

         (1) Investment in S&P or Interests in Real Estate. See "Item 2. Description of Property - (a) Properties" above.

         (2)      Investments in Real Estate Mortgages. Not applicable.

         (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. Not applicable.

(c)      Description of Real Estate and Operating Data. Not applicable.


Item 3. Legal Proceedings

Class Action Suits

         Focus and one of our directors were named as defendants in a securities class action pending in United States District Court for the District of Massachusetts. The complaint includes a class of stockholders who purchased Focus shares during the July 17, 1997 to February 19, 1999 period (C.A. No. 99-12344-DPW). The complaint was initially filed in November of 1999 and has been amended several times. The complaint purports to allege violations of the federal securities laws and seeks unspecified monetary damages. Defendants moved to dismiss the action. The Federal District Court granted certain portions of our motion to dismiss and denied other portions, allowing the case to go forward into pretrial discovery as to certain matters.

         On or about December 7, 2001 the parties reached an agreement in principle to settle this case. A Stipulation of Settlement was subsequently filed. The settlement is subject to court approval, after notice to stockholders and a hearing. The settlement will be funded entirely by proceeds from defendants' insurance carrier.

CRA Systems, Inc.

         In 1996 we entered into an agreement with CRA Systems, Inc., a Texas corporation, the terms and nature of which were subsequently disputed by the parties. We contended that the transaction was simply a sale of inventory for which we were never paid. CRA contended otherwise. CRA brought suit against Focus and on September 21, 1998, filed in the 170th Judicial District Court of McLennon County, Texas (Case No. 98-3151-4) for breach of contract and other claims, contending that we grossly exaggerated the demand for the product and the margin of profit that was available to CRA regarding this project. CRA sought to recover out-of-pocket losses exceeding $100,000 and lost profits of $400,000 to $1,000,000. The case was removed to the US District Court for the Western District of Texas, Waco, Texas (Civil No. W-99-CA-031). A jury trial in May 2000 in that court resulted in a verdict in favor of CRA for $848,000 actual damages and $1,000,000 punitive damages. On October 10, 2000, the court rendered a judgment in favor of CRA for actual damages, punitive damages, attorney's fees, costs, and interest. In connection with this judgment, we recorded an expense of $2,147,722 in the period ended September 30, 2000. The court overruled the motion for new trial that we filed, and we appealed the judgment to the U.S. Court of Appeals for the Fifth Circuit in New Orleans, Louisiana. On October 27, 2000, we submitted a bond in the approximate amount of $2.3 million (being the approximate amount of the judgment plus 10% to cover interest and costs of CRA) and the U.S. District Court granted a stay of any enforcement of the judgment pending appeal. The Court of Appeals held oral argument on December 3, 2001. On January 3, 2002, the Court of Appeals affirmed the judgment awarded to CRA virtually in its entirety. We had already recorded a charge to operations to establish a legal reserve for such amount during the third quarter of 2000. Therefore, in February 2002, the Company utilized the bond to pay CRA $2,215,600 in accordance with the judgement. This case is now closed.

General

         From time to time, we are party to certain other claims and legal proceedings that arise in the ordinary course of business of which, in the opinion of management, do not have a material adverse effect on our financial position or results of operation.

Item 4. Submission Of Matters To A Vote Of Security Holders

At the Focus Annual Meeting of Stockholders on December 21, 2001, the following proposals were approved:


                                                                                        Votes
                                                                   ---------------------------------------------------
                                                                   For                Withheld               Abstained
                                                                   ---                --------               ---------
Election of the following slate as directors of Focus:

Name                                      Term
----                                      ----
Carl E. Berg                            (3 years)               26,993,453                0                   165,744
William Coldrick                        (2 years)               26,993,453                0                   165,744
Timothy Mahoney                         (3 years)               26,993,453                0                   165,744
Michael D'Addio                         (2 years)               26,993,453                0                   165,744
N. William Jasper, Jr.                  (3 years)               26,993,453                0                   165,744

The following directors' terms continued after the meeting: Thomas L. Massie and John C. Cavalier.

Ratify the selection of Deloitte & Touche, LLP as
Focus' accountants for the year ending December 31, 2001        27,047,302           59,447                    52,448

                                     Part II

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters

(a) Trading in our common stock commenced on May 25, 1993 when we completed our initial public offering. Since that time our common stock traded principally on the Nasdaq SmallCap Market under the symbol "FCSE". The following table sets forth the range of quarterly high and low bid quotations for our common stock as reported by Nasdaq. The quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions. The closing price of our common stock on the Nasdaq SmallCap Market on March 8, 2002 was $1.45 per share.

                                                         Common Stock
                                                   -------------------------
                                                   High Bid          Low Bid
                                                   --------          -------
Calendar 2001 Quotations
------------------------
 First Quarter                                      $1.78             $0.75
 Second Quarter                                      1.42              0.72
 Third Quarter                                       1.19              0.79
 Fourth Quarter                                      1.89              0.77

Calendar 2000 Quotations
------------------------
 First Quarter                                       9.38              2.25
 Second Quarter                                      2.84              1.09
 Third Quarter                                       2.50              1.03
 Fourth Quarter                                      1.68              0.47


         As of March 8, 2002, we had approximately 256 holders of record of our 35,413,500 shares of common stock outstanding on that date. As of March 8, 2002, we estimate that approximately 10,500 shareholders hold our common stock in street name. We do not know the actual number of beneficial owners who may be the underlying holders of such shares.

         We have not declared nor paid any cash dividends on our common stock since our inception. We intend to retain future earnings, if any, for use in our business.

         (b) See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation - Stock Issuances," for a description of securities we sold during fiscal 2001 and 2000 pursuant to one or more exemptions from registration under the Securities Act of 1933, as amended.

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

Item 6. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Certain Factors That May Affect Future Results

         We do not provide forecasts of our future financial performance. However, from time to time, information provided by us or statements made by our employees may contain "forward looking" information that involve risks and uncertainties. In particular, statements contained in this prospectus which are not historical facts (including, but not limited to, statements concerning international revenues, anticipated operating expense levels and such expense levels relative to our total revenues) constitute forward looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the availability of capital to fund our future cash needs, reliance on major customers, history of operating losses, limited availability of capital under credit arrangements with lenders, market acceptance of our products, technological obsolescence, competition, component supply problems and protection of proprietary information, as well as the accuracy of our internal estimates of revenue and operating expense levels. See also " - Risks Factors."

Critical Accounting Policies

         The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to contract revenues, customer programs and incentives, product returns, accounts receivable allowances, inventory valuation allowances, deferred tax asset valuation allowances, recoverability of capitalized software development costs, the value of equity instruments issued for services, the recoverability of goodwill and other intangibles related to acquisitions, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. We record estimated reductions to revenue for product returns based primarily on historical return rates, return policies and price protection arrangements. In addition, we sometimes accept returns for stock balancing and negotiate accommodations to customers, which includes price discounts, credits and returns when demand for specific products fall below expectations. If market conditions were to decline, we could experience an increase in the volume of returns. In 2001 we recognized contract revenue and profit as work progressed on a long-term, fixed price contract using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We followed this method since reasonably dependable estimates of the revenue and costs applicable to various stages of the contract could be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, our warranty obligation is affected by product failure rates. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability would be required. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than our projections, additional inventory write-downs may be required. Our policy on capitalized software costs determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or cost of revenues. We use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization. Our business acquisitions have resulted in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and will be required to analyze goodwill for impairment issues during the first six months of fiscal 2002, and then on a periodic basis thereafter.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Selected Financial Results

         The following table sets forth, for the periods indicated, income and expense items included in the Consolidated Statements of Operations, expressed as a percentage of net sales:


                                                     Year Ended December 31,
                                                     -----------------------
                                                       2001          2000
                                                       ----          ----
        Net revenues.......................            100%           100%
        Cost of revenues...................             64             78
                                                       ---            ---
        Gross profit.......................             36             22
                                                       ---            ---
        Operating expenses:
          Sales, marketing and support.....             26             26
          General and administrative.......              9             25
          Research and development.........             14             10
          Restructuring Expense............             --              5
          Write-down of capitalized software            --             15
          Write-off of in-process technology             2             --
          Amortization.....................             12              5
          Impairment of goodwill...........             --             --
                                                       ---            ---
            Total operating expenses.......             63             86
                                                       ---            ---
        Loss from operations...............            (27)           (64)
        Interest expense, net..............             (1)            (2)
        Other income.......................             --              1
        Legal judgment expense                          --            (14)
                                                       ---            ---
        Income (loss) before income taxes..            (28)           (79)
                                                       ---            ---
        Income tax expense.................             --             --
                                                       ---            ---
          Net loss.........................            (28)%          (79)%
                                                       ===            ===


Net Revenues

         Net revenues for the year ended December 31, 2001 were $23,308,000 as compared with $15,233,000 for the year ended December 31, 2000, an increase of $8,075,000, or 53%.

         For the year ended December 31, 2001, net sales to Resellers consisting of Distributors, Retailers, VAR's and Education segments were approximately $5,692,000 as compared to $8,605,000 in 2000, a decrease of $2,913,000 or 34%.
The decrease is primarily the result a reduction of nationwide computer sales, decreased educational spending and a trend by certain customers to incorporate our scan conversion chips in televisions and video conferencing systems.

         For the year ended December 31, 2001, net sales to OEM customers, which include contract revenues, were approximately $4,090,000 as compared to $2,879,000 in 2000, an increase of $1,211,000 or 42%. The increase in 2001 is primarily attributable to contract revenue of $1,392,000 in 2001. Sales of our current line of application specific integrated circuits ("ASIC") chips (FS400, FS450 and 460 families) increased 31% over the prior year period.

         For the year ended December 31, 2001, net sales to Professional AV customers were approximately $13,526,000 compared to $3,749,000 in 2000, an increase of $9,777,000 or 261%. Such increase in net sales to Professional AV customers primarily related to the inclusion of Videonics Inc. sales beginning on January 16, 2001 of approximately $9,637,000.

         As of December 31, 2001, the Company had a sales order backlog of approximately $255,000.

Cost of Revenues

         Cost of revenues were $14,837,000, or 64% of net revenues, for the year ended December 31, 2001, as compared with $11,836,000, or 78% of net revenues , for the year ended December 31, 2000. The Company's gross profit margin as a percentage of net revenues for the years 2001 and 2000 were 36% and 22%, respectively.

         The increase in gross margin as a percentage of net revenues is primarily related to increased sales, the efficiencies gained by consolidating the manufacturing operations into one facility following the merger with Videonics and reduced charges to inventory obsolescence as the Company recorded charges of $387,000 for 2001 compared to $1,532,000 for the year 2000. These charges were to reserve for excess and obsolete inventory and to adjust the carrying value of inventory to its estimated net realizable value.

Sales, Marketing and Support Expenses

         Sales, marketing and support expenses were $5,989,000, or 26% of net revenues, for the year ended December 31, 2001, as compared with $3,951,000, or 26% of net revenues, for the year ended December 31, 2000, an increase of $2,038,000 or 52%.

         The increase in absolute dollars and as a percentage of net revenues for the year ended December 31, 2001 are primarily due to the addition of Videonics sales, marketing and support expenses following the merger on January 16, 2001.

General and Administrative Expenses

         General and administrative expenses for the year ended December 31, 2001 were $2,191,000 or 9% of net revenues, as compared with $3,887,000 or 25% of net revenues for the year ended December 31, 2000, a decrease of $1,696,000 or 44%.

         The decrease of general and administrative expenses in absolute dollars and as a percentage of net sales for the year ended December 31, 2001 is primarily a result of decreased consulting expenses of approximately $171,000, decreased legal and accounting fees of approximately $733,000 and a reduction in charges to bad debt provision of $460,000. The decrease in consulting expenses is primarily related to consulting contracts the Company entered into with its former Chief Executive Officer and its former Vice President of Finance on May 1, 2000 which expired on April 30, 2001 and December 31, 2000, respectively. The decrease in legal and accounting fees is primarily related to a special investigation that occurred in the March - April 2000 time frame and litigation expenses associated with the two class action lawsuits which were incurred throughout the year 2000 as the Company was required to pay the first $100,000 (deductible) of legal expenses associated with each class action. The Company met its insurance deductible in the first quarter of 2001 for both class action suits. See "Special Investigation" for more information.

Research and Development Expenses

         Research and development expenses for the year ended December 31, 2001 was approximately $3,352,000 or 14% of net revenues, as compared with $1,459,000 or 10% of net revenues, for year ended December 31, 2000, an increase of $1,893,000 or 130%.

         The increase in research and development expenses in both absolute dollars and as a percentage of revenues is due primarily to the addition of Videonics research and development expenses and a reduction in the amount of ASIC development costs that were capitalized between the yearly periods. For the years ended December 31, 2001 the Company capitalized ASIC development costs of $30,000 compared to $1,575,000 in 2000.

Amortization Expense

         Amortization expenses for the year ended December 31, 2001 were $2,760,000 or 12% of net revenues, as compared with $717,000 or 5% of net revenues, for the year ended December 31, 2000, an increase of $2,043,000 or 285%.

         The increase in terms of absolute dollars and as a percentage of net revenues is primarily due to the Company recording and subsequently amortizing goodwill and intangibles associated with the Videonics merger. Amortization associated with the merger approximated $2,222,000, for the year ended December 31, 2001. Excluding the increase associated with the Videonics merger, amortization expenses decreased as the Company wrote-off and adjusted down the carrying value of its goodwill amounts in the fourth quarter of 2000.

Restructuring Expense

         For  the  year  ended   December   31,  2001,   the  Company   recorded
restructuring   expenses   totaling  $33,000  related  to  the  closure  of  its
Wilmington, MA, facility.

         For  the  year  ended   December   31,  2000,   the  Company   recorded
restructuring expenses totaling $724,000 related to the closure of its Morgan Hill, CA, facility and its Wilmington, MA, facility.

         The closure of the Company's Morgan Hill facility occurred in the first quarter of 2000 and restructuring charges totaled approximately $202,000. Direct expenses were comprised of inventory adjustments of approximately $118,000, payroll and benefits of approximately $57,000, travel of approximately $16,000 and lease cancellation charges of approximately $11,000. At December 31, 2001 all restructuring accruals related to the Morgan Hill closure have been utilized.

         In December 2000, the Company's Board of Directors determined that to significantly reduce the Company's cost structure it would close its Wilmington, MA facility, reduce personnel and relocate to a significantly smaller facility during the first quarter of 2001. As such, restructuring charges of $522,000 were recorded in the fourth quarter of 2000. Such expenses were related to the reduction of 16 employees in the areas of operations, customer support and finance of approximately $153,000 and equipment and lease abandonment charges of approximately $369,000. At December 31, 2001 all restructuring accruals related to the Wilmington, MA closure have been utilized.

Write-off of In-Process Technology

         In connection with the acquisition of Videonics during the first quarter of 2001, the Company recorded a charge for purchased in-process technology of $505,000.

Write-Down of Capitalized Software

         In the fourth quarter of 2000, the Company learned that both previously disclosed and undisclosed OEMs were significantly reducing their 2001 sales forecast for the set top box arena citing a slower than expected adoption of internet appliances for the home. The Company's recently developed ASICs, including the FS450 and a previously unannounced chip, both were designed for this market. To date, sales of ASICs for the internet appliance market have not been significant. In assessing the recoverability of its capitalized software, the Company considered anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Based on those factors, the Company reduced the carrying value of its capitalized software by $2,289,000 in the fourth quarter of 2000.

Impairment of Goodwill

         In the fourth quarter of 2000, the Company wrote-off $63,000 of the remaining goodwill associated with Digital Vision, Inc. ("Digital Vision".) The Company had acquired Digital Vision on March 31, 1998 to obtain its TV-to-PC product line. Upon evaluation of the product line, the Company deemed that only two products warranted inclusion in its product portfolio. However, these products were not widely accepted by the Company's customer base due to significant competition, limited product features, and a cost structure that exceed many of the competing products. In addition, no proprietary technology was acquired with this acquisition. Focus wrote-off approximately $1,070,000 of impaired goodwill relating to Digital Vision in 1998. The determination was made to write-off the remaining balance as all product associated with this acquisition was completely liquidated in the fourth quarter of 2000.

Interest Expense

         Net interest expense for the year ended December 31, 2001 was $323,000, or 1% of net revenues, as compared to $268,000 or 2% of net revenues for the year ended December 31, 2000, an increase of $55,000.

         The increase in interest expense is primarily attributable to an increase in notes payable of $1.7 million between comparable periods ending December 31. Additionally, included in interest expense for the year ended December 31, 2000, the Company recorded interest expense of $150,000 as a result of the untimely registering of AMRO Investment International's shares.

Other Income, Net

         Net other income for the year ended December 31, 2001 was $8,000, as compared $38,000 for the year ended December 31, 2000, a decrease of $30,000.

         Other income for the year ended December 31, 2001 is primarily attributable to gains of approximately $446,000 related to the settlement of debts for less than original amounts accrued with offsetting charges of $438,000 associated with the untimely registering of AMRO Investment International's shares.

Legal Judgement Expense

         In connection with a suit brought by CRA Systems, Inc., a Texas corporation, against the Company, a jury trial in May 2000 in federal district court in Waco, Texas, resulted in a verdict in favor of CRA for $848,000 in actual damages and $1,000,000 in punitive damages. On October 10, 2000, the court rendered a judgment in favor of CRA for actual damages, punitive damages, attorney's fees, costs, and interest. In connection with this judgment, the Company recorded an expense of $2,147,722 in the period ended September 30, 2000. See "Item 3 - Legal Proceedings - CRA Systems, Inc."

Liquidity and Capital Resources

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the years ended December 31, 2001 and 2000, the Company incurred a net loss of $6,658,000 and $12,029,000, and net cash used in operating activities totaled $3,452,000 and $2,455,000, respectively. These factors indicate that the Company may potentially be unable to continue as a going concern.

         The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to return to profitability and significant positive cash flows.

         Since inception, the Company has financed its operations primarily through the public and private sale of common stock, proceeds from the exercise of options and warrants, short-term borrowing from private lenders, and favorable credit arrangements with vendors and suppliers.

         Net cash used in operating activities for the years ended December 31, 2001 and 2000 was $3,452,000 and $2,455,000, respectively. In 2001, net cash used in operating activities consisted primarily of a net loss of $6,658,000 adjusted for depreciation and amortization of $3,166,000, the write-off of in-process technology related to the acquisition of Videonics totaling $505,000, deferred compensation expense of $113,000, other expense associated with a delayed registration of $438,000, a decrease in account payable totaling $178,000 and an increase in accounts receivable of $1,378,000 offset partially by an decrease in inventories of $590,000. In 2000, net cash used in operating activities consisted primarily of the net loss of $12,029,000, adjusted for depreciation and amortization and the write-down of capitalized software, offset by a decrease in accounts receivable of $1,135,000, a decrease in inventory of $1,494,000, an increase in accrued liabilities of $1,163,000, and accrued litigation of $2,148,000.

         Net cash provided by (used in) investing activities for the years ended December 31, 2001 and 2000 was $1,397,000 and ($2,081,000), respectively. In 2001, cash was provided by a reduction in restricted certificates of deposit of approximately $1,263,000 and net cash of $360,000 provided through the acquisition of Videonics on January 16, 2001, offset partially by additions of $196,000 to property and equipment. The acquisition of Videonics was accounted for as a purchase and made through the issuance of approximately 5,135,000 shares of the Company's common stock. In 2000, cash used in investing activities consisted primarily of the purchase of property and equipment of $159,000, additions to capitalized software of $1,193,000 and increases in certificate of deposits of $729,000.

         Net cash provided from financing activities for the years ended December 31, 2001 and 2000 was $2,152,000 and $1,152,000, respectively. In 2001, cash provided by financing activities occurred primarily from the issuance of notes payable to a stockholder and director of the Company of $2,650,000 and from the exercise of options and warrants of $199,000 offset by repayments of $400,000 to a bank and costs incurred in registration of common stock of $182,000. In 2000, the Company received $1,284,000 in net proceeds from private offerings of Common Stock and $1,121,000 from the exercise of common stock options and warrants. The proceeds in 2000 were offset by $1,123,000 in payments on notes payable and payments made under capital lease obligations of $130,000.

         As of December 31, 2001, the Company had working capital of $2,038,000 as compared to working capital of $224,000 at December 31, 2000, an increase of $1,814,000.

         The Company has incurred losses and negative cash flows from operations for each of the two years in the period ended December 31, 2001 and as such has been dependent upon raising money for short and long-term cash needs through debt, proceeds from the exercise of options and warrants, and the sale of common stock in private placements. For the year ended December 31, 2000, the Company received approximately $1,284,000 in net proceeds from private offerings of common stock. Additionally, for the years ended December 31, 2001 and 2000, the Company received proceeds of $199,000 and $1,121,000 respectively, from the exercise of common stock options and warrants.

         In addition, on February 28, 2001, and June 29, 2001, the Company and Carl Berg, a Focus director and stockholder entered into Secured Convertible Promissory Note agreements under which Mr. Berg loaned the Company a total of $2.7 million to support the Company's working capital needs. On May 7, 2001, the Company converted $2.3 million of outstanding debt under two separate promissory notes and accrued interest owed by Focus to Mr. Berg to Convertible Preferred Stock. See "Note 9 - Notes Payable" beginning on page F-15 for more information.

         At December 31, 2001, the Company owed Mr. Berg approximately $4.1 million in principal and accrued interest on various notes.

         Management has taken steps to reduce costs, including the closure of its PC Video facility in Morgan Hill, CA in the first quarter of 2000 and its Wilmington, MA facility on April 1, 2001. All operations, customer support and finance were moved into the Campbell, CA, facility. In connection with this restructuring, the Company reduced overall personnel by 13%. Further reductions in operating expenses are planned for 2002.

         Management is assessing product lines in light of the recent merger with Videonics to identify how to enhance existing or create new distribution channels. In addition, the Company released three new products in the third quarter of 2001, and expects to release three more new products in 2002. Although there can be no assurances, management expects the Company's sales for 2002 to increase over consolidated revenues for 2001, as the Company begins shipments of its new products and expected synergies in its sales channels solidify.

         In an effort to meet those needs, Focus entered into a Private Equity Line of Credit Agreement ("Equity Agreement") with Euston Investments ("Euston"). Under the Equity Agreement, the Company was to issue up to 4,000,000 shares of its common stock, subject to certain restrictions, to Euston at a 10% discount to raise additional money. The Company had sought to register such shares under a Registration Statement on Form SB-2. However, before the registration statement was declared effective, on January 11, 2002, Focus and Euston mutually agreed to terminate the agreement. As consideration for terminating the agreement, the exercise price of Euston's warrants to purchase 250,000 shares of Focus common stock was reduced from $1.625 to $0.75 per share. Focus then sold 2,434,490 shares of its common stock in a private placement to four independent third parties, receiving net proceeds of approximately $2,450,000. The shares were sold at a 20% discount to the 20-day average closing bid prices of our common stock as of December 27, 2001, the date an agreement in principle was reached by the parties. In connection with the private placement, Focus also issued warrants to purchase 367,140 shares of its common stock at an exercise price of $1.36 per share.

         Ultimate future capital requirements will depend on many factors, including cash flow from operations, continued progress in research and development programs, competing technological and market developments, and our ability to market our products successfully. As of the date of this prospectus, the Company has no commitments from any other sources to provide additional equity or debt financing. As such, there can be no assurance that sufficient funds will be raised. Moreover, any equity financing would result in dilution to our then-existing stockholders and any additional debt financing may result in higher interest expense.

         There is no assurance that management's plans will be successful or if successful, that they will result in the Company continuing as a going concern. However, the Company believes that its current cash, its borrowings from a stockholder, its recent private equity placement, anticipated increases in revenues and decreases in operating expenses, will be sufficient to meet the Company's requirements for working capital, and capital expenditures for the next 12 months.

Summary of Certain Contractual Obligations as of December 31, 2001

                                                                   Amount of Commitment Expiration Per Period (in thousands)
                                                           ----------------------------------------------------------------------
                                                                          Less Than                                        After 5
                                                           Total           1 year         2-3 Years      4-5 Years         Years
                                                           -----           ------         ---------      ---------         -----
Notes payable to stockholder                               $4,012          $ --            $4,012          $ --            $ --
Capital leases                                                 87              42              45            --              --
Operating leases                                              776             426             254              96            --
                                                           ------          ------          ------          ------          ------
  Total                                                    $4,875          $  468          $4,311          $   96          $ --
                                                           ======          ======          ======          ======          ======


Special Investigation

         In March 2000, the Company's independent auditors, Wolf & Company, P.C., brought to the attention of the Board certain matters relating to the Company's financial controls. The Board of Directors thereafter formed a special committee to investigate. The special committee engaged the law firm of Foley, Hoag & Eliot LLP, which engaged the accounting firm of Arthur Andersen LLP to aid in the investigation. Based upon its investigation, the committee has concluded that, despite his denials, an accounting manager in the Company's finance department misstated the inventory records of the Company's Pro AV series for purposes of presentation to the Company's outside auditors in connection with the audit for the year ended December 31, 1999. A revised inventory list for the Pro AV series as of December 31, 1999 was compiled in connection with the special committee's review and was subjected to audit tests performed by the Company's former auditors, Wolf & Company, P.C. as part of its year end audit of the 1999 financial statements of the Company as a whole. As such, management concluded that inventory was properly presented as of December 31, 1999 and that no adjustments appeared to be necessary to prior periods. The accounting manager in question was discharged.

         As a result of the Committee's investigation, the Company incurred accounting fees of approximately $302,000 and legal fees of approximately $292,000 in conjunction with the completion of the 1999 annual audit, review of accounting practices and the special investigation conducted by the Board of Directors.

Common Stock Transactions

         Although we have been successful in the past in raising sufficient capital to fund our operations, there can be no assurance that we will achieve sustained profitability or obtain sufficient financing in the future to provide the liquidity necessary for us to continue operations.

         The following table sets forth equity issuances by Focus during the two years ended December 31, 2001.

         On January 11, 2002, we sold in a private placement, 2,434,490 shares of our common stock to four investors for gross proceeds of $2,750,000 and net proceeds of approximately $2,450,000. In connection with the private placement, we also issued warrants to purchase 367,140 shares of common stock at $1.36 per share. The table on the next page does not reflect such private placement.

                                                                      Date
                                                                   Exercised/                                     Price per
   Date Issued                    Issued to/Reason                   Sold      Amount and Type of Security        Security

January 19, 2001          Videonics, Inc. Stockholders/Merger(1)      N/A       5,135,000 common stock                 N/A
January 19, 2001(3)       vFinance & vFinance                        (2)(3)     370,332 common stock                   $0.93
                          Capital/investment banking and
                          consulting services
January 24, 2001          Red & White Enterprises/purchase of         (2)       468,322 common stock                   $0.91
                          PC Video Conversion
Fiscal 2001               Directors/employees                         (4)       2,202,012 options                      (4)
May 7, 2001               Carl Berg                                   N/A       1,904 preferred stock (5)         $1,190.48
June 26, 2001             Advanced Electronic Support                 (2)       150,000 common stock                   - -
                          Products/release of purchase
                          obligations
December 27, 2001         vFinance/financial advisory services        (2)       25,000 warrants (6)                   $1.54
June 9, 2000              AMRO International/financing agreement      (2)       1,400,000 common stock                $1.07
June 9, 2000              AMRO International/financing                (2)       140,000 warrants (7)                  $1.625
June 9, 2000              Union Atlantic/financing                    (2)       45,000 warrants (7)                   $1.625
June 12, 2000             Euston Investments/equity line of           (2)       250,000 warrants (8)                  $0.75(8)
                          credit
Various                   AMRO International/financing -              (2)       597,488 common stock                   N/A
                          penalty shares
Fiscal 2000               Directors/employees                         (9)       2,611,875 options (9)                  N/A


      Gross                        Registered/
    Proceeds to     Net Proceeds       Exempt
      Focus          to Focus        Offering

          N/A              N/A      Registered
          - -              - -            (2)


          - -              - -            (2)

           (4)              (4)     Registered
   $2,300,000      $2,300,000          Exempt
          N/A              N/A            (2)


           --               --            (2)
   $1,500,000       $1,284,000            (2)
          - -              - -            (2)
          - -              - -            (2)
          - -              - -            (2)

           (2)              (2)           (2)

           (9)              (9)     Registered


(1)      See also "Description of Business - Acquisition of Videonics, Inc."

(2)      Issued  in  private   placement.   Securities   were  registered  on  a
         Registration Statement on Form SB-2, deemed effective on February 12, 2002.

(3) Of these shares, 91,007 shares were issued on November 4, 2001, consisting of 79,444 shares for payment and termination under a consulting agreement between the parties and 11,563 additional shares due to the change in market price of our common stock. See "Item 12. Certain Relationships and Related Transactions.

(4) Options to purchase equal number of shares of common stock. Includes 1,117,597 outstanding options for Videonics employees and directors that were converted to Focus options in connection with our acquisition of Videonics. A total of 351,850 options were exercised during this period at a weighted average exercise price of $1.07 per share.

(5) On May 7, 2001, Carl Berg converted approximately $2.3 million of debt and accrued interest currently owed by Focus to Mr. Berg into 1,904 shares of convertible preferred stock based on the estimated fair value of the preferred stock as of May 1, 2001, the date on which the related subscription agreement was executed. Each share of preferred stock has a liquidation preference of $1,190.48 per share and is convertible into 1,000 shares of common stock.

(6)      Warrant to purchase common stock. Exercisable until December 27, 2004.

(7)      Warrant to purchase common stock. Exercisable until June 30, 2005.

(8) Warrant to purchase common stock. Exercisable until June 12, 2005. In connection with the termination of the equity line of credit agreement, the per share exercise price was repriced from $1.625 to $0.75.

(9) Options to purchase equal number of shares of common stock. A total of 77,000 options and 369,000 warrants were exercised during this period at a weighted average exercise price of $1.17 and $2.79 per share, respectively.

Effects of Inflation and Seasonality

         We believe that inflation has not had a significant impact on our sales or operating results. Our business does not experience substantial variations in revenues or operating income during the year due to seasonality.

Recent Accounting Pronouncements

         Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by
SFAS No. 137. SFAS No. 133 requires the recognition of all derivatives in the balance sheet as either an asset or a liability measured at fair value. The adoption of SFAS No. 133 did not have an impact on the Company's financial statements. The Company currently does not utilize derivative financial instruments in its operating activities nor does it use them for trading or speculative purposes.

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. This standard requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of this standard did not will have a significant impact on the Company's financial statements.

         In June 2001, and the Financial Accounting Standards Board (FASB) issued SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS 142, the Company will stop the amortization of goodwill resulting from business combinations completed prior to the adoption of SFAS 141, with a net carrying value of $4,654,000 at the date of adoption, resulting in an expected reduction of annual amortization of approximately $1,615,000. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring
Events and Transactions." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for all financial statements issued in 2002. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's financial statements.

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

         We are subject to two class action lawsuits alleging that Focus and certain present and former officers violated federal securities laws in connection with a number of allegedly false or misleading statements. On May 10, 2001, the Federal District Court dismissed one of the alleged class action in its entirety. Additionally, on or about December 7, 2001 the we reached an agreement in principle with the plaintiffs to settle the second class action. A Stipulation of Settlement was subsequently filed. The settlement is subject to court approval, after notice to stockholders and a hearing. The settlement will be funded entirely by proceeds from defendants' insurance carrier. We believe that we have consistently complied with the federal securities laws, and do not believe at this time that this litigation will result in a material adverse effect on our financial condition. Nonetheless, the management time and resources that could be required to respond effectively to such claims and to defend us vigorously in such litigation could adversely impact our management's administrative capabilities and there can be no assurances as to whether the eventual outcome of the cases will have a material adverse effect on our financial condition or operations. See "Item 3 - Legal Proceedings."

We will need to raise additional capital which will result in further dilution of existing and future stockholders.

         Historically, we have met our short-and long-term extra cash needs through debt and the sale of common stock in private placements because cash flow from operations has been insufficient to fund its operations. Set forth below is information regarding net proceeds received in the last three fiscal years:

                 Private Offerings Of     Issuance of         Exercise of Stock
                     Common Stock             Debt          Options and Warrants
                     ------------             ----          --------------------

Fiscal 2001                   --           $2,650,000               $199,000
Fiscal 2000           $1,284,000           $2,363,000             $1,121,000
Fiscal 1999           $4,414,000                   --             $2,596,000


         In connection with our need to raise additional capital, on January 11, 2002, we sold in a private placement, 2,434,490 shares of our common stock to four investors for gross proceeds of $2,750,000. In connection with the private placement, we also issued warrants to purchase 367,140 shares of common stock at $1.36 per share.

         Future capital requirements will depend on many factors, including cash flow from operations, continued progress in research and development programs, competing technological and market developments, and our ability to market our products successfully. If we require additional equity or debt financing in the future, there can be no assurance that sufficient funds will be raised. Moreover, any equity financing would result in dilution to our then-existing stockholders and any additional debt financing may result in higher interest expense.

         At March 8, 2002, we had 35,413,500 and 1,904 shares of common and preferred shares issued and outstanding, respectively, and 1,210,219 warrants and 6,154,456 options that are exercisable into shares of common stock. The 1,904 shares of preferred stock are convertible into 1,904,000 shares of our common stock. We also may issue additional shares in acquisitions and may grant 3,894,838 additional stock options to our employees, officers, directors and consultants under our current stock option plans.

         The issuance or even the potential issuance of shares, in connection with any other additional financing, and upon exercise of warrants, options or rights will have a dilutive impact on other stockholders and could have a negative effect on the market price of our common stock.

         In the event we are unable to raise additional capital, we may not be able to fund our operations which could result in the inability to execute our current business plan.

We are dependent upon a significant stockholder to meet our interim financing needs.

         We have relied upon the ability of Carl Berg, a director and significant owner of our common stock for interim financing needs. As of December 31, 2001, we had an aggregate of approximately $4.1 million in debt outstanding to Mr. Berg. There can be no assurances that Mr. Berg will continue to provide such interim financing should we need additional funds.

We have a long history of operating losses.

         As of December 31, 2001, we had an accumulated deficit of $55,366,000. We incurred net losses of $6,658,000 and $12,029,000 for the years ended December 31, 2001 and 2000. There can be no assurance that we will become profitable. Additionally, our auditors have included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2001 with respect to uncertainties about our ability to continue as a going concern.

We rely on four vendors for 60% of our product components.

         Over 60% of the components for our products are manufactured on a turnkey basis by four vendors, Furthertech Company, Ltd., Sicon International, Samsung Semiconductor Inc., and Asemtec Corporation. If these vendors experience production or shipping problems for any reason, we in turn could experience delays in the production and shipping of our products, which would have an adverse effect on our results of operations.

We are dependent on our suppliers.

         We purchase all of our parts from outside suppliers and from time to time experience delays in obtaining some components or peripheral devices. Additionally, we are dependent on sole source suppliers for certain components. We attempt to reduce the risk of supply interruption by evaluating and obtaining alternative sources for various components or peripheral devices when such sources are available. However, there can be no assurance that supply shortages will not occur in the future which could significantly increase the cost, or delay shipment, of our products, which in turn could adversely affect our results of operations.

We rely on sales to a few major customers for a large part of our revenues.

         For the years ended December 31, 2001 and 2000, approximately 12% and 15% of our revenues were derived from sales to a major distributor, and approximately 10% of our revenues were derived from sales to two major retailers. We do not have long-term contracts requiring any customer to purchase any minimum amount of products. There can be no assurance that we will continue to receive orders of the same magnitude as in the past from existing customers or we will be able to market its current or proposed products to new customers. Loss of any major customer would have a material adverse effect on the Focus business as a whole.

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

         We have a total of eight patents issued, of which five relate to our PC-to-TV video-graphics products. We treat our technical data as confidential and rely on internal non-disclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect our proprietary information. There can be no assurance that these measures will adequately protect the confidentiality of our proprietary information or prove valuable in light of future technological developments.

Delays in product development could adversely affect our market position or customer relationships.

         We have experienced delays in product development in the past and may experience similar delays in the future. Given the short product life cycles in the markets for our products, any delay or unanticipated difficulty associated with new product introductions or product enhancements could cause us to lose customers and damage our competitive position. Prior delays have resulted from numerous factors, such as:

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

         To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our products. Our industry is characterized by rapid technological change, changes in user and customer requirements and preferences and frequent new product and service introductions. If competitors introduce products and services embodying new technologies, or if new industry standards and practices emerge, then our existing proprietary technology and systems may become obsolete. Our future success will depend on our ability to do the following:

o both license and internally develop leading technologies useful in our business;

o        enhance our existing technologies;

o develop new services and technology that address the increasingly sophisticated and varied needs of our prospective customers; and

o respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

         We typically operate with a small amount of backlog. Accordingly, we generally do not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. Any significant weakening in current customer demand would therefore have and has had in the past an almost immediate adverse impact on our operating results.

Our quarterly financial results are subject to significant fluctuations.

         We have been unable in the past to accurately forecast our operating expenses or revenues. Our revenues currently depend heavily on volatile customer purchasing patterns. If actual revenues are less than projected revenues, we may be unable to reduce expenses proportionately, and our operating results, cash flows and liquidity would likely be adversely affected.

In the past, our common stock has not met the minimum levels to remain listed on the Nasdaq SmallCap Market. If we were to be delisted, it could make trading in our stock more difficult.

         Our common stock is traded on the Nasdaq SmallCap Market. There are various quantitative listing requirements for a company to remain listed on the Nasdaq SmallCap Market.

o We must maintain stockholders' equity of $2,500,000. At December 31, 2001, we had total stockholders' equity of $5.7 million. To the extent we continue losing money and do not raise additional capital, our stockholders' equity will be reduced.

o We are required to maintain a minimum bid price of $1.00 per share for our common stock. The closing price of our common stock on March 8, 2002 was $1.45. Between June 1, 2001 and December 31, 2001, our stock closed below $1.00 a share on 38 of 155 trading days.

         If we fail these Nasdaq SmallCap requirements in the future, our common stock could be delisted, eliminating the only established trading market for shares of our common stock. Any sales of our common stock at a discount to market may reduce the trading price of our common stock to a level below the Nasdaq minimum bid price requirement.

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

Our common stock price is volatile.

         The market price for our common stock is volatile and has fluctuated significantly to date. For example, between January 1, 2001 and March 8, 2002, the per share price of our stock has fluctuated between $0.66 and $2.24 per share, closing at $1.45 at March 8, 2002. The trading price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to factors including the following:

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

         In addition, the securities markets have experienced extreme price and volume fluctuations, and the market prices of the securities of technology companies have been especially volatile. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of stock, many companies have been the object of securities class action litigation, including us. If we are sued again in a securities class action, then it could result in additional substantial costs and a diversion of management's attention and resources.

Risks Related to Our Industry

International sales are subject to significant risk.

         Our revenues from outside the United States are subject to inherent risks related thereto, including currency rate fluctuations, the general economic and political conditions in each country. There can be no assurance that the economic crisis and currency issues currently being experienced in certain parts of the world will not have a material adverse effect on our revenue or operating results in the future.

Our businesses are very competitive.

         The computer peripheral markets are extremely competitive and are characterized by significant price erosion over the life of a product. We currently compete with other developers of video conversion products and with video-graphic integrated circuit developers. Many of our competitors have greater market recognition and greater financial, technical, marketing and human resources. Although we are not currently aware of any announcements by its competitors that would have a material impact on its operations, there can be no assurance that we will be able to compete successfully against existing companies or new entrants to the marketplace.

         The video production equipment market is highly competitive and is characterized by rapid technological change, new product development and obsolescence, evolving industry standards and significant price erosion over the life of a product. Competition is fragmented with several hundred manufacturers supplying a variety of products to this market. We anticipate increased competition in the video post-production equipment market from both existing manufacturers and new market entrants. Increased competition could result in price reductions, reduced margins and loss of market share, any of which could materially and adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors in this market.

         Often our competitors have greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than we possess. In addition, some of our competitors also offer a wide variety of video equipment, including professional video tape recorders, video cameras and other related equipment. In some cases, these competitors may have a competitive advantage based upon their ability to bundle their equipment in certain large system sales.

The energy crisis in the State of California could adversely effect our operations.

         Various factors including the opening of new power plants, moderate weather, the national economic slowdown, and energy conservation contributed to the State of California's ability to meet our electricity demand during the summer of 2001 with minimal disruption. While the 2001 peak summer demand season is now over, longer-term aspects of the California energy crisis remain, including uncertainty regarding the settlement of the various financial components of the crisis. These financial components include a potential adverse impact on the State of California's general fund, the determination of which energy customers will bear what cost burdens, and the resolution of the financial status of the two largest utilities in the State.

         We remain concerned about the potential impact of California's energy crisis upon our operations and the financial condition of our customers and suppliers in California. We are not a particularly large user of energy. However, our California offices at this time do not have backup generators, and hence we would need to curtail our operations in the event of an electricity brown-out or black-out.

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

Item 7. Financial Statements

         The Company's consolidated financial statements and the related report of independent accountants are presented on pages F-1 to F-27 of this Annual Report in Form 10-KSB. The consolidated financial statements filed in this Item 7 are as follows:

                                                                                                           Page
                                                                                                           ----
Reports of Independent Accountants...................................................................   F-1 to F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000.........................................      F-3
Consolidated Statements of Operations for the Years Ended December 31, 2001 and 2000.................      F-4
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001 and 2000.......      F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001 and 2000.................      F-6
Notes to Consolidated Financial Statements...........................................................      F-7


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         Effective May 3, 2001, Focus replaced its independent auditors, Wolf & Company, P.C. ("Wolf & Co.") with Deloitte & Touche, LLP ("Deloitte"). Wolf & Co.'s report on the Company's financial statements for the year ended December 31, 2000 contained no adverse opinion or a disclaimer of opinions, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Company's Audit Committee. During the last two fiscal years and the subsequent interim period to the date hereof, there were no disagreements between the Company and Wolf & Co. On any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Wolf & Co., would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its reports. None of the "reportable events" described in Item 304(a)(1)(v) of Regulation S-B occurred with respect to the Company within the last two fiscal years and the subsequent interim period to the date hereof. Effective May 3, 2001, the Company engaged Deloitte as its independent auditors for the fiscal year ending December 31, 2001. During the last two fiscal years and the subsequent interim period to the date hereof, the Company did not consult Deloitte regarding any of the matters or events set forth in Item 304(a)(2)(v) and (ii) of Regulation S-B.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(b) of the Exchange Act

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

         Based solely on our review of the copies of such forms received by it or written representations from certain reporting persons, that no other reports were required, we believe that all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with during this year ended December 31, 2001.

Management

Our executive officers and directors as of December 31, 2001 are as follows:

Name                               Age      Position
----                               ---      --------
Thomas L. Massie (1)(3)            41       Chairman of the Board
Michael L. D'Addio (1)             57       Director, President and Chief
                                            Executive Officer
Carl E. Berg (1)                   64       Director
John C. Cavalier (2)               59       Director
William B. Coldrick (2)            59       Vice Chairman of the Board
N. William Jasper, Jr. (1)(2)      54       Director
Timothy E. Mahoney (3)             45       Director
Jeffrey A. Burt                    48       Vice President of Operations
Thomas Hamilton                    52       Vice President of Research &
                                            Development

Brett A. Moyer                     43       Executive Vice President & Chief
                                            Operating Officer
Gary L. Williams                   35       Secretary, Vice President of Finance
                                            and Chief Financial Officer

--------------------
(1) Each member of our board of directors serves for a three-year term and until their successors are elected and qualified. Pursuant to the terms of the merger agreement between Focus Enhancements Inc., and Videonics Inc., dated August 30, 2000, it was agreed that the composition of our Board of Directors would consist of seven directors, four of whom were selected by our Board of Directors and three by the Board of Directors of Videonics. It was also agreed that Thomas L. Massie would remain as Chairman of the Board of Focus for the remainder of his current term. At our annual meeting of stockholders on December 21, 2001, various directors were elected to set terms to ensure that approximately one-third of our directors will be up for election each year.

(2)      Member of the Audit Committee.

(3)      Member of the Compensation Committee.

Directors

Thomas L. Massie is Chairman of the Board and our co-founder. He has served as Chairman of the Board since inception in 1992, and he served as our Chief Executive Officer from the inception of the Company until April 30, 2000. In September 2000, Mr. Massie became President and Chief Executive Officer of Bridgeline Software, an Internet development company located in Woburn, MA. He has more than 15 years of experience in the computer industry as well as related business management experience. From 1990 to 1992, Mr. Massie was the Senior Vice President of Articulate Systems, a voice recognition company. From 1986 to 1990, Mr. Massie was the Chairman of the Board, and founder of MASS Microsystems, a multimedia technology company. From 1985 to 1986, Mr. Massie was the co-founder and Executive Vice President for MacMemory, a memory acceleration company. From 1979 to 1983, Mr. Massie was a Non-Commissioned Officer for the U.S. Army, 101st Airborne Division. Mr. Massie is also a member of the Board of Directors of the Oasys Group, and the Hockey Academy. Mr. Massie's term expires in 2002.

Michael L. D'Addio, joined us to serve as our President and Chief Executive Officer on January 16, 2001 in connection with the acquisition of Videonics Inc. Furthermore, in connection with the Videonics acquisition, Mr. D'Addio became one of our directors on March 6, 2001 and his term expires in 2003. He was a co-founder of Videonics, and had served as Chief Executive Officer and Chairman of the Board of Directors since Videonics' inception in July 1986. In addition Mr. D'Addio served as Videonics' President from July 1986 until November 1997. From May 1979 through November 1985 he served as President, Chief Executive Officer and Chairman of the Board of Directors of Corvus Systems, a manufacturer of small computers and networking systems. Mr. D'Addio holds an A.B. degree in Mathematics from Northeastern University. Mr. D'Addio's term expires in 2003.

Carl E. Berg, a co-founder of Videonics, served on Videonics' Board of Directors since June 1987. In connection with the Videonics acquisition, Mr. Berg became one of our directors on March 6, 2001 and his term expires in 2004. Mr. Berg is currently Chief Executive Officer, President and a director for Mission West Properties, a real estate investment company located in Cupertino, CA. Mr. Berg is also a member of the Board of Directors of Valence Technology, Inc., and Systems Integrated Research. Mr. Berg's term expires in 2004.

John C. Cavalier has served as our Director since May 1992. He has more than 29 years of business management experience. Since November 1996, Mr. Cavalier has been President, CEO and a Director of MapInfo Corporation, a software developer located in Troy, NY. Prior thereto, Mr. Cavalier joined Amdahl Company in early 1993 as Vice President and General Manager of Huron, Amdahl's software business. He earned his undergraduate degree from the University of Notre Dame and an MBA from Michigan State University. Mr. Cavalier's term expires in 2002.

William B. Coldrick has served as our Director since January 1993, Vice Chairman since July 1994, and Executive Vice President from July 1994 to May 1995. Mr. Coldrick is currently a principal of Enterprise Development Partners, a consulting firm serving emerging growth companies that he founded in April 1998. From July 1996 to April 1998, Mr. Coldrick was Vice President and General Manager of Worldwide Channel Operations for the Computer Systems Division of Unisys Corp. From 1982 to 1992, Mr. Coldrick served with Apple Computer Inc. in several senior executive positions including Senior Vice President of Apple USA from 1990 to 1992. Prior to joining Apple Computer Inc. Mr. Coldrick held several sales and marketing management positions with Honeywell Inc. from 1968 to 1982. Mr. Coldrick holds a Bachelor of Science degree in Marketing from Iona College in New Rochelle, New York. Mr. Coldrick's term expires in 2003.

N. William Jasper, Jr. was a Director of Videonics since August 1993. In connection with the Videonics acquisition, Mr. Jasper became one of our directors on March 6, 2001 and his term expires in 2004. Since 1983, Mr. Jasper has been the President and Chief Operating Officer of Dolby Laboratories, Inc., a private signal processing technology company located in San Francisco, California. Mr. Jasper's term expires in 2004.

Timothy E. Mahoney has served as our Director since March 1997. He has more than 18 years of experience in the computing industry. Mr. Mahoney founded Union Atlantic LC, in 1994, a consulting company for emerging technologies and in 1999 became Chairman and COO of vFinance.com, Inc. (doing business as vFinance, Inc.), the parent company of Union Atlantic, LC and vFinance Capital LC (formerly Union Atlantic Capital LC.). He earned a BA in computer science and business from West Virginia University and an MBA from George Washington University. Mr. Mahoney's term expires in 2004.

Executive Officers Not Directors

Jeffrey A. Burt joined us to serve as our Vice President of Operations on January 16, 2001 in connection with the acquisition of Videonics, Inc. Mr. Burt was Vice President of Operations of Videonics since April 1992. From August 1991 to March 1992, Mr. Burt served Videonics as its Materials Manager. Prior to that time, from October 1990 until July 1991, Mr. Burt acted as a consultant to Videonics in the area of materials management. From May 1989 to October 1990, Mr. Burt served as the Director of Manufacturing of On Command Video. Mr. Burt holds a B.A. degree in Economics from the University of Wisconsin at Whitewater.

Thomas Hamilton joined us in September 1996 and has assumed the role of Chief Technology Officer. From 1992 to 1996, Mr. Hamilton was Executive Vice President and Co-Founder of TView, Inc., a company acquired by us. Mr. Hamilton has a BS in Mathematics from Oregon State University.

Brett A. Moyer joined us in May 1997, and has assumed the role of Executive Vice President and Chief Operating Officer. From February 1986 to April 1997, Mr. Moyer worked at Zenith Electronics Corporation, Glenview, IL, where he was most recently the Vice President and General Manager of Zenith's Commercial Products Division. Mr. Moyer has also served as Vice President of Sales Planning and Operations at Zenith where he was responsible for forecasting, customer service, distribution, MIS, and regional credit operations. Mr. Moyer has a Bachelor of Arts in Economics from Beloit College in Wisconsin and a Masters of International Management with a concentration in finance and accounting from The American Graduate School of International Management (Thunderbird).

Gary L. Williams joined us as our Secretary, Vice President of Finance & CFO on January 16, 2001 in connection with the acquisition of Videonics Inc. Mr. Williams had served Videonics as its Vice President of Finance, Chief Financial Officer and Secretary since February 1999. From February 1995 to January 1999, Mr. Williams served as Videonics' Controller. From July 1994 to January 1995, he served as Controller for Western Micro Technology, a publicly traded company in the electronics distribution business. From January 1990 to June 1994, Mr. Williams worked in public accounting for Coopers & Lybrand LLP. Mr. Williams is a Certified Public Accountant and has a Bachelors Degree in Business Administration, with an emphasis in Accounting from San Diego State University.

Item 10. Executive Compensation

         The following table summarizes the compensation we paid or accrued for services rendered for the years ended December 31, 2001, 2000 and 1999, to our Chief Executive Officer and each of the four other most highly compensated executive officers who earned more than $100,000 in salary and bonus for the year ended December 31, 2001.

                                     Summary Compensation Table

                                                                                         Long-Term
                                                                                       Compensation
                                                   Annual Compensation(1)(2)             Options/
                                               --------------------------------           -------
Name and
Principal Position                             Year     Salary($)      Bonus($)           SARs(3)
------------------                             ----     ----------     --------           -------
Michael D'Addio (4)                            2001      $182,025           --           500,000
President and Chief Executive Officer

Brett Moyer                                    2001      $155,000      $91,133(5)             --
Executive Vice President & Chief               2000      $155,000      $23,521(5)        200,000
   Operating Officer                           1999      $130,000      $63,724(5)         40,000

Thomas Hamilton                                2001      $140,000           --                --
Vice President of Research                     2000      $135,000       $3,445           125,000
                                               1999      $129,192           --           175,000

Jeffrey A. Burt (4)                            2001      $158,654           --                --
Vice President of Operations

Gary L. Williams (4)                           2001      $144,231           --                --
Secretary, Vice President of Finance and
Chief Financial Officer

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

(4)      Since January 16, 2001.

(5)      Includes compensation based on sales commissions.


Stock Option Plans

         We maintain various qualified and non-qualified stock option plans for its officers and directors. As of December 31, 2001, 4,750,503 options to purchase common stock remained available for grant.

2000 Non-Qualified Stock Option Plan

         On April 27, 2000, our Board of Directors adopted the 2000 Non-Qualified Stock Option Plan, subject to approval by our stockholders. On August 15, 2000 the maximum number of options available under the 2000 Plan was increased from 3,000,000 to 5,000,000 in order to accommodate requirements in connection with the acquisition of Videonics. The increase was approved by our stockholders on December 28, 2000.

         The exercise price per share of options previously granted under the 2000 Plan is 100% of the fair-market value of Focus common stock on the date the plan was approved by our stockholders (December 28, 2000.) Options granted under this plan generally vest over a period of three years.

         The following tables sets forth as to the Chairman and each of the other executive officers named in the Summary Compensation Table, certain information with respect to options to purchase shares of our common stock as of and for the year ended December 31, 2001.

                                         Option/SAR Grants in 2001

                                           Number of
                                           Securities       % of Total
                                           Underlying      Options/ SARs
                                            Options/         Granted to        Exercise Or
                                          SARs Granted      Employees in       Base Price
Name                                         (#)(1)            2001(2)        ($/per Share)       Exp. Date
----                                         ------            -------        -------------       ---------
Michael D'Addio                             500,000              46%             $1.06             1/16/06

-------------------
(1) The purpose of our stock option plans is to provide incentives to employees, directors and consultants who are in positions to make significant contributions to us.

(2) Focus granted options to purchase a total of 1,084,415 shares of common stock to employees and directors in 2001. Does not include 1,284,594
         Videonics options converted to 1,117,597 Focus options in connection with the acquisition of Videonics.

         The following table sets forth information concerning options exercised during fiscal year 2001 and the value of unexercised options as of December 31, 2001 held by the executives named in the Summary Compensation Table above.

                     Aggregated Option/SAR Exercises in 2001 and Fiscal Year-End Option/SAR Values

                                                                                              Value of Unexercised
                                                            Number of Securities                  In-the-Money
                                Shares                    Underlying Unexercised                 Options/SARs at
                              Acquired on      Value     Options/SARs at Year-End                  Year-End(1)
                                Exercise     Realized   ----------------------------       ----------------------------
                                  (#)           ($)     Exercisable    Unexercisable       Exercisable    Unexercisable
                                  ---           ---     -----------    -------------       -----------    -------------
Michael D'Addio                     --           --      152,778         347,222             112,597        255,902
Brett Moyer                         --           --      287,778         102,221             238,333        116,914
Thomas Hamilton                     --           --      202,779         113,887             169,144        105,517
Jeffrey A. Burt                 23,490       16,678       85,913         114,187              68,480        140,450
Gary L. Williams                    --           --      118,299         105,729             104,392        130,047

(1) Value is based on the difference between option exercise price and the closing price as quoted on The Nasdaq SmallCap Market at the close of trading on December 31, 2001 ($1.80) multiplied by the number of shares underlying the option.

Employment Agreements

         Michael D'Addio is party to an employment contract with us effective January 16, 2001. Pursuant to this employment contract, Mr. D'Addio serves as our Chief Executive Officer and President. Mr. D'Addio's base salary is $190,000 per year. In addition, Mr. D'Addio was granted 500,000 stock options which vest over a three year period. Under the option plan, these options accelerate, so as to be immediately exercisable if Mr. D'Addio is terminated without cause during the term of the contract. The employment contract provides for bonuses as determined by our Board of Directors and employee benefits, including health and disability insurance, in accordance with our policies. The agreement terminates on December 31, 2003.

         We are a party to an employment agreement with Brett Moyer effective May 15, 1997, as amended to date, which renews automatically after December 31, 2000, for one year terms, subject to certain termination provisions. Pursuant to this employment contract, Mr. Moyer serves as our Executive Vice President & Chief Operating Officer. This employment contract requires acceleration of vesting of all options held by Mr. Moyer so as to be immediately exercisable if Mr. Moyer is terminated without cause during the term of the contract. The employment contract provides for bonuses as determined by our Board of Directors and employee benefits, including health and disability insurance, in accordance with the Focus policies. In May 2000, Mr. Moyer's employment contract was amended to extend the term until May 1, 2002, which renews automatically after May 1, 2002 for successive one year terms, subject to certain termination provisions.

         Thomas Hamilton is party to an employment contract with us effective October 17, 1996, as amended to date, which renews automatically after December 31, 1998, for one-year terms, subject to certain termination provisions. Pursuant to this employment contract, Mr. Hamilton serves as Vice President of Research & Development. This employment contract requires the acceleration of vesting of all options held by Mr. Hamilton so as to be immediately exercisable if Mr. Hamilton is terminated without cause during the term of the contract. The employment contract provides for bonuses as determined by our Board of Directors and employee benefits, including health and disability insurance, in accordance with Focus' policies.

         Mr. Burt and Mr. Williams have entered into Key Employee Agreements to provide for the acceleration of option vesting under certain circumstances upon a change in control as defined in those respective agreements.

Subsequent Separation and Consulting Agreements

         On May 1, 2000, we entered into a separation agreement with Mr. Massie whereby the parties agreed to sever Mr. Massie's employment relationship effective April 30, 2000. Mr. Massie remains on the Board of Directors of Focus and any options granted by Focus will continue to vest under their current terms for as long as he remains a director or a consultant, whichever is longer. In addition, under the severance agreement, we (i) paid Mr. Massie for all accrued vacation and unpaid bonuses and (ii) agreed to two notes totaling $140,000, including all interest, owed by Mr. Massie to us over eight (8) fiscal quarters, ending June 30, 2002. On December 28, 2000, the Compensation Committee agreed to forgive the remaining amount due under the two notes.

         In addition, we entered into a consulting agreement with Mr. Massie on May 1, 2000, whereby Mr. Massie receives a monthly consulting fee of $11,000 plus expenses. Pursuant to the agreement, Mr. Massie assists us in financial matters, including but not limited to, the raising of long term capital, planning product development, and advising on merger and acquisitions. The minimum amount due under this agreement is $110,000. During fiscal 2001, the Company paid Mr. Massie a total of $44,000 under the agreement. The agreement terminated in April 2001.

Compensation of Directors

         Our non-employee directors are reimbursed for out of pocket expenses incurred in attending board meetings. No director who is an employee receives separate compensation for services rendered as a director. Non-employee directors are eligible to participate in our stock option plans. An aggregate of 700,000 options to purchase an equal number of shares at an average exercise price of $1.01 per share were granted to our Directors during the year ended December 31, 2001. All of the options are subject to various vesting provisions.

Repricing of Stock Options

         On September 1, 1998, we repriced all employee and director options under all plans to $1.22 per share for those options priced in excess of this value. This price represented the closing market price of our common stock on September 1, 1998.

Stock Option Plans

         We maintain various stock option plans for the benefit of our officers, directors and employees. A total of 4,750,503 options were available for issuance under the plans as of December 31, 2001. For additional discussion of the plans and awards thereunder see Note 12 "Stockholders Equity - Common Stock" beginning on page F-19.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock on March 8, 2002 by (i) each person known to us who beneficially owns 5% or more of the 35,413,500 outstanding shares of its Common Stock, (ii) each of our directors, (iii) each executive officer identified in the Summary Compensation Tables above, and (iv) all directors and executive officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of our common stock, except to the extent authority is shared by spouses under applicable law.

                                                                                           Percentage of
                                                                Number of Shares            Outstanding
                            Name                               Beneficially Owned         Common Stock(1)
                            ----                               ------------------         ---------------
Thomas L. Massie(2).........................................        824,690                     2.1%
Michael L. D'Addio(3).......................................      1,002,436                     2.5
Carl E. Berg(4).............................................      3,349,802                     8.4
John C. Cavalier(5).........................................        150,001                      *
William B. Coldrick(6)......................................        231,667                      *
N. William Jasper, Jr.(7)...................................         75,729                      *
Timothy E. Mahoney(8).......................................        666,799                     1.7
Jeffrey Burt(9).............................................        111,288                      *
Thomas Hamilton(10).........................................        231,001                      *
Brett A. Moyer(11)..........................................        350,100                      *
Gary L. Williams (12).......................................        139,445                      *
All executive officers and directors as a group (11
    persons)(13)............................................      7,132,958                    18.0%

--------------------
* Less than 1% of the outstanding common stock.

(1) Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares.

(2) Includes 241,356 shares of common stock held directly or indirectly by Mr. Massie. Includes 583,334 shares issuable pursuant to outstanding stock options that are exercisable at March 8, 2002, or within 60 days thereafter.

(3) Includes 794,103 shares of common stock held directly or indirectly by Mr. D'Addio. Includes 208,333 shares issuable pursuant to outstanding stock options that are exercisable at March 8, 2002, or within 60 days thereafter.

(4) Includes 1,412,469 shares of common stock held directly or indirectly by Mr. Berg and 1,904 shares of preferred stock that are convertible into 1,904,000 shares of our common stock. Includes 33,333 shares issuable pursuant to outstanding stock options that are exercisable at March 8, 2002, or within 60 days thereafter.

(5) Includes 150,001 shares issuable pursuant to outstanding stock options that are exercisable at March 8, 2002 or within 60 days thereafter.

(6) Includes 231,667 shares issuable pursuant to outstanding stock options that are exercisable at March 8, 2002, or within 60 days thereafter.

(7) Includes 27,214 shares of common stock held directly or indirectly by Mr. Jasper. Includes 48,515 shares issuable pursuant to outstanding stock options that are exercisable at March 8, 2002, or within 60 days thereafter.

(8) Includes 102,777 shares issuable pursuant to outstanding stock options that are exercisable at March 8, 2002, or within 60 days thereafter. Includes 370,332 shares owned and 193,690 warrants held by vFinance.com, Inc. or any of its affiliates that are exercisable at March 8, 2002, or within 60 days thereafter. See "Item 12. Certain Relationships and Related Transactions."

(9) Includes 111,288 shares issuable pursuant to outstanding stock options that are exercisable at March 8, 2002, or within 60 days thereafter.

(10) Includes 6,000 shares of common stock held directly by Mr. Hamilton. Includes 225,001 shares issuable pursuant to outstanding stock options that are exercisable at March 8, 2002, or within 60 days thereafter.

(11) Includes 40,100 shares of common stock held directly by Mr. Moyer. Includes 310,000 shares issuable pursuant to outstanding stock options that are exercisable at March 8, 2002, or within 60 days thereafter.

(12) Includes 139,445 shares issuable pursuant to outstanding stock options that are exercisable at March 8, 2002, or within 60 days thereafter.

(13) Includes 2,337,384 shares issuable pursuant to options and warrants to purchase common stock exercisable at March 8, 2002, or within 60 days thereafter.


Item 12. Certain Relationships and Related Transactions

vFinance.com, Inc.

         Timothy Mahoney, who is a Focus director, is a principal of vFinance.com, Inc., the parent of vFinance Capital L.C. and a partner of Union Atlantic L.C. For the year ended December 31, 2000, we paid vFinance/Union Atlantic L.C. $83,206, respectively in consulting fees in connection with equity financing agreements negotiated by Union Atlantic L.C. No cash fees were paid in 2001. In addition, vFinance Capital L.C. was also issued 243,833 shares of our common stock in lieu of investment banking fees in connection with the acquisition of Videonics in January 2001, and 35,492 additional shares due to the change in the market price of our common stock.

         Additionally, 79,444 shares of our common stock were issued to vFinance.com, Inc. for payment under and settlement for the termination of a Management and Financial Consulting Agreement between Focus and Union Atlantic L.C. and vFinance Capital L.C., and 11,563 additional shares due to the change in market price of our common stock. Pursuant to various agreements, in the event vFinance.com, Inc. or any of its affiliates publicly sell the shares of common stock in the market at a price below $1.03, we would be required to issue to vFinance.com, Inc. additional shares to make up any shortfalls, up to a maximum of 3,500,000 shares. Such shares can be repurchased by Focus within five
(5) business days from the date of issuance at the difference between the market price at the time the shares were sold by vFinance or its affiliates and $1.03. Such amount would not exceed $301,000. Of the 370,332 shares issued, 47,055 shares have been issued pursuant to the price protection provision.

         In addition, pursuant to an agreement dated December 27, 2001, vFinance received a warrant to purchase 25,000 shares of our common stock at a per share exercise price of $1.54 per share. For such compensation, vFinance will provide us with non-exclusive financial advisory services for a period of 12 months.

         Furthermore, in connection with its efforts to find investors in the private placement completed on January 11, 2002, vFinance received $275,000 in cash and a warrant to purchase 123,690 shares of common stock of Focus at $1.36 per share.

Carl Berg

         Carl Berg, a Focus director and stockholder and previous director and stockholder of Videonics Inc., had a $1,035,000 loan outstanding to Videonics Inc., that we assumed on January 16, 2001 in connection with the merger. This unsecured loan bears interest at 8% per year, and is due on January 16, 2002. Accrued interest is payable at maturity. Additionally, Carl Berg loaned us $2.3 million evidenced by a promissory note to collateralize the $2.3 million bond posted in connection with the CRA litigation. The promissory note has a term of three years and bears interest at a rate of prime plus 1%. The principal amount of the note will be due at the end of its term, with interest to be paid quarterly. Under certain circumstances, including at the election of Mr. Berg and Focus, the promissory note and any accrued and unpaid interest is convertible into shares of our common stock at a price of approximately $1.25 per share, the closing price of our common stock on the date preceding the note's issuance. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a first priority security interest over substantially all of the assets of Focus.

         On February 28, 2001, Mr. Berg loaned us $1.0 million evidenced by a promissory note and agreed to loan up to an additional $1.0 million to support our working capital needs. The note was subsequently amended on April 24, 2001 to provide for, among other things, conversion into preferred stock. The promissory note as amended has a due date of September 25, 2003 and bears interest at a rate of prime plus 1%. The principal amount of the note will be due at the end of its term, with interest to be paid quarterly. Under certain circumstances, including at the election of Mr. Berg and Focus, the promissory note and any accrued and unpaid interest is convertible into shares of Focus common stock at a per share price of approximately $1.19 per share. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a first priority security interest over substantially all of our assets. For a discussion of the conversion of the notes to convertible preferred stock, see "Note 12. Stockholders' Equity -Preferred Stock" on page F-19.

         On June 29, 2001, Carl Berg loaned us an additional $650,000 pursuant to a secured convertible promissory note. The promissory note as amended has a due date of January 3, 2003 and bears interest at a rate of prime plus 1%. The principal amount of the note will be due at the end of its term, with interest to be paid quarterly. Under certain circumstances, including at the election of Mr. Berg and Focus, the promissory note and any accrued and unpaid interest is convertible into shares of our common stock at a per share price of $1.56 per share. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a first priority security interest over substantially all of our assets.

         All material affiliate transactions and loans between Focus and its officers, directors, principal stockholders or other affiliates are made or entered into on terms that are no less favorable to such individuals than would be obtained from, or given to, unaffiliated third parties and are approved by a majority of the board of directors who do not have an interest in the transactions and who have access, at Focus' expense to Focus' or independent legal counsel.

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

  Exhibit No.           Description
  -----------           -----------
     2.1                Agreement  and Plan of Merger  dated as of August 30, 2000 among  Focus,  Videonics,  and PC
                        Video Conversion (11)
     3.1                Second Restated certificate of incorporation of Focus (1)
     3.2                Certificate of Amendment to Second Restated certificate of Incorporation of Focus (2)
     3.3                Restated By-laws of Focus (1)
     3.4                Certificate of Designation - Series B Preferred Stock (15)
     4.1                Specimen certificate for Common Stock of Focus (1)
     4.2                Specimen certificate for Redeemable Common Stock Purchase Warrant (1)
     4.3                Form of Warrant issued to various investors pursuant to Amendment No. 1 (13)
     4.4                Form of Warrant issued to the placement agent in the March 97 Offering (13)
     4.5                Form of Warrant dated September 10, 1997 issued to designees of the placement agent (5)
     4.6                Form of Stock Purchase Warrant issued to AMRO International,  S.A. (included as Exhibit A to the Common Stock and Warrants Purchase Agreement) (6)
     4.7                Stock Purchase Warrant issued to Union Atlantic, L.C. (9)
     4.8                Form of Common  Stock  Purchase  Warrant  dated  January  11,  2002  issued by Focus to five
                        Investors (17)
     4.9                Common Stock Purchase Warrant dated December 27, 2001 issued by Focus to vFinance (17)
     4.10               1997 Director Stock Option Plan (4)
    10.11               Common Stock and Warrants Purchase Agreement with AMRO International, S.A. (6)
    10.12               Form of Registration Rights Agreement with AMRO  International,  S.A. (included as Exhibit B to the Common Stock and Warrants Purchase Agreement (6)
    10.13               Registration  Rights  Agreement  dated  as of July  29,  1998  between  Focus  and PC  Video
                        Conversion, Inc. (7)
    10.14               Common Stock and Warrant Purchase Agreement,  as amended,  with BNC Bach International Ltd.,
                        Inc. (8)
    10.15               Form of Registration  Rights Agreement with BNC Bach  International  Ltd., Inc. (included as
                        Exhibit B to the Common Stock and Warrant Purchase Agreement (8).
    10.16               Contract for services to be rendered to FOCUS Enhancements,  Inc. by R.J. Falkner & Company,
                        INC (9).
    10.17               Agreement between Union Atlantic, L.C. and FOCUS Enhancements,  Inc. confirming agreement to issue warrant in exchange for fee reduction (9)




    10.18               Consulting Agreement dated March 1, 2000 between Focus and William B. Coldrick (10)
    10.19               Consulting Agreement dated May 1, 2000 between Focus and Thomas L. Massie (10)
    10.20               Consulting Agreement dated May 1, 2000 between Focus and Gary M. Cebula (10)
    10.21               Separation Agreement dated May 1, 2000 between Focus and Thomas L. Massie (10)
    10.22               Separation Agreement dated April 30, 2000 between Focus and Gary M. Cebula (10)
    10.23               Separation Agreement dated July 10, 2000 between Focus and J. Stephen Wood (11)
    10.24               Consulting  Agreement  dated July 10, 2000 between Focus and Red & White  Enterprises,  Inc.
                        (11)
    10.25               Registration Rights Agreement dated June 9, 2000 between the investor and Focus (11)
    10.26               Registration Rights Agreement dated July 28, 2000 between Euston Investments Holdings
                        Limited and Focus (11)
    10.27               Common Stock Warrant and Purchase Agreement dated June 9, 2000 (11)
    10.28               Promissory Note, dated October 26, 2000, from Focus Enhancements, Inc. to Carl Berg (12)
    10.29               Security  Agreement dated October 26, 2000, between Focus  Enhancements,  Inc. and Carl Berg
                        (12)
    10.30               2000 Stock Option Plan (13)
    10.31               Employment agreement between Focus Enhancements and Michael L. D'Addio (14)
    10.32               Amendment to Private  Equity Line of Credit  between Focus and Euston  Investments  Holdings
                        Limited (14)
    10.33               Amendment No. 1 to Secured  Promissory Note dated April 24, 2001 issue by Focus to Carl Berg
                        (excludes exhibits B and C) (15)
    10.34               Registration Rights Agreement dated May 1, 2001 between Focus and Carl Berg (15)
    10.35               Promissory note issued to Carl Berg dated June 29, 2001(16)
    10.36               Termination Agreement between Focus and Euston dated January 11, 2002 (17)
    10.37               Form of Common Stock and Warrant  Purchase  Agreement with four investors  dated January 11,
                        2002 (17)
    10.38               Form of Registration Rights Agreement with four investors dated January 11, 2002 (17)
    23.1                Consent of Wolf & Company P.C., independent accountants of Focus
    23.2                Consent of Deloitte & Touche, LLP

-----------------------
*  Included.

         1. Filed as an exhibit to Focus' Registration Statement on Form SB-2, No. 33-60248-B, and incorporated herein by reference.

         2. Filed as an exhibit to Focus' Form 10-QSB for the period ended September 30, 1995, and incorporated herein by reference.

         3. Filed as an exhibit to Focus' Registration Statement on Form S-3, No. 333-26911, filed with the Commission on May 12, 1997, and incorporated herein by reference.

         4. Filed as an exhibit to Focus' Registration Statement on Form S-8, No. 333-33243, filed with the Commission on August 8, 1997, and incorporated herein by reference.

         5.       Filed as an exhibit  to Focus'  Form 8-K dated  September  10,
                  1997

         6. Filed as an exhibit to Focus' Registration Statement on Form S-3, No. 333-81177, filed with the Commission on June 21, 1999, and incorporated herein by reference.

         7. Filed as an exhibit to Focus' Form 10-QSB dated August 14, 1998 and incorporated herein by reference.

         8. Filed as an exhibit to Focus' Registration Statement on Form S-3, No. 333-82163, filed with the Commission on July 2, 1999, and incorporated herein by reference.

         9. Filed as an exhibit to Focus' Registration Statements on Form S-3, No. 333-94621, filed with the Commission on January 13, 2000, and incorporated herein by reference.

         10. Filed as an exhibit to Focus' Form l0-QSB dated August 21, 2000, and incorporated herein by reference.

         11. Filed as an exhibit to Focus' Current Report on Form 8-K dated September 8, 2000, and incorporated herein by reference.

         12. Filed as an exhibit to Focus' Current Report on Form 8-K dated October 31, 2000, as amended by Focus' Current Report on Form 8-K/A dated November 2, 2000, and incorporated herein by reference.

         13. Filed as an exhibit to Focus' Registration Statement on Form S-4 filed on October 30, 2000 as amended, incorporated herein by reference.

         14. Filed as an exhibit to Focus' Registration Statement on Form SB-2 filed on February 7, 2001.

         15. Filed as an exhibit the Focus' Amendment No. 1 to Registration Statement on Form SB-2 filed on August 9, 2001.

         16. Filed as an exhibit to Focus' Form l0-QSB dated November 14, 2001, and incorporated herein by reference

         17. Filed as an exhibit to Focus' Amendment No. 3 to Registration Statement on Form SB-2 filed on January 23, 2002

         18. Filed as an exhibit to Focus' Amendment No. 4 to Registration Statement on Form SB-2 filed on February 11, 2002.

(b)  Reports on Form 8-K

         None.

                        Report of Independent Accountants

To the Board of Directors and Stockholders of FOCUS Enhancements, Inc. Campbell, California

We have audited the accompanying consolidated balance sheet of FOCUS Enhancements, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FOCUS
Enhancements, Inc. and subsidiaries as of December 31, 2000, and the consolidated results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ WOLF & COMPANY, P.C.

Wolf & Company, P.C.

Boston, Massachusetts
April 27, 2001

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Focus Enhancements, Inc.
Campbell, CA

         We have audited the accompanying consolidated balance sheet of Focus Enhancements and subsidiaries (the Company) as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE, LLP

San Jose, California
March 6, 2002

                                                      Focus Enhancements, Inc.

                                                     Consolidated Balance Sheets
                                                  (in thousands, except share data)

                                                                                                               December 31,
                                                                                                         --------------------------
                                                                                                           2001              2000
                                                                                                         --------          --------
                                     ASSETS

Current assets:
  Cash and cash equivalents                                                                              $    449          $    352
  Restricted certificates of deposit                                                                         --               1,263
  Restricted collateral deposit                                                                             2,363             2,363
  Accounts receivable, net of allowances of $666 and $1,042 at
    December 31, 2001 and 2000, respectively                                                                3,314             1,778
  Inventories                                                                                               4,009             2,095
  Prepaid expenses and other current assets                                                                   230                43
                                                                                                         --------          --------
    Total current assets                                                                                   10,365             7,894

Property and equipment, net                                                                                   411               395
Capitalized software development costs                                                                        379               728
Other assets, net                                                                                             107               490
Intangible assets, net                                                                                      2,181              --
Goodwill, net                                                                                               4,654               274
                                                                                                         --------          --------
    Total assets                                                                                         $ 18,097          $  9,781
                                                                                                         ========          ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of long-term debt                                                                      $   --            $    364
  Obligations under capital leases, current portion                                                            42               100
  Accounts payable                                                                                          4,295             3,377
  Accrued liabilities                                                                                       1,917             1,681
  Accrued legal judgement                                                                                   2,073             2,148
                                                                                                         --------          --------
    Total current liabilities                                                                               8,327             7,670

Convertible notes payable to shareholder                                                                    4,012             2,362
Obligations under capital leases, non-current                                                                  45               102
Long-term debt, net of current portion                                                                       --                  64
                                                                                                         --------          --------

    Total liabilities                                                                                      12,384            10,198
                                                                                                         --------          --------


Commitments and contingencies (Note 11)

Stockholders' equity (deficit)

  Preferred stock, $.01 par value; authorized 3,000,000 shares; 1,904 shares                                 --                --
    issued at December 31, 2001, none at December 31, 2000  (aggregate liquidation preference $2,267)

  Common stock, $.01 par value; 50,000,000 shares authorized, 33,423,403 and
    26,350,203 shares issued at December 31, 2001 and 2000,
    respectively                                                                                              334               264
  Additional paid-in capital                                                                               61,616            48,727
  Accumulated deficit                                                                                     (55,366)          (48,708)
  Deferred compensation and price protection                                                                 (171)             --
  Treasury stock at cost, 450,000 shares                                                                     (700)             (700)
                                                                                                         --------          --------
  Total stockholders' equity (deficit):                                                                     5,713              (417)
                                                                                                         --------          --------
    Total liabilities and stockholders' equity (deficit):                                                $ 18,097          $  9,781
                                                                                                         ========          ========

                        The accompanying notes are an integral part of the consolidated financial statements.

                            Focus Enhancements, Inc.

                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                        Years ended December 31,
                                                        ------------------------
                                                           2001          2000
                                                         --------      --------
Net product revenues                                     $ 21,916      $ 15,233
Contract revenues                                           1,392          --
                                                         --------      --------
  Total net revenues                                       23,308        15,233

Costs of revenues:
  Products                                                 13,727        11,836
  Contract                                                  1,110          --
                                                         --------      --------
  Total costs of revenues                                  14,837        11,836

  Gross profit                                              8,471         3,397
                                                         --------      --------

Operating expenses:
  Sales, marketing and support                              5,989         3,951
  General and administrative                                2,191         3,887
  Research and development                                  3,352         1,459
  Amortization expense                                      2,760           717
  Restructuring expense                                        33           724
  In-process research and development                         505          --
  Write-down of capitalized software                         --           2,289
  Impairment of goodwill                                     --              63
                                                         --------      --------

    Total operating expenses                               14,830        13,090
                                                         --------      --------

    Loss from operations                                   (6,359)       (9,693)

  Interest expense                                           (323)         (268)
  Interest income                                              16            44
  Legal judgement expense                                    --          (2,148)
  Other income, net                                             8            38
                                                         --------      --------

    Loss before income taxes                               (6,658)      (12,027)

  Income tax expense                                         --               2
                                                         --------      --------

    Net loss                                             $ (6,658)     $(12,029)
                                                         ========      ========

Loss per common share:
  Basic                                                  $  (0.21)     $  (0.48)
                                                         ========      ========
  Diluted                                                $  (0.21)     $  (0.48)
                                                         ========      ========

Weighted average common shares outstanding:
  Basic                                                    31,702        25,225
                                                         ========      ========
  Diluted                                                  31,702        25,225
                                                         ========      ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                  Focus Enhancements, Inc.

                                       Consolidated Statements of Stockholders' Equity
                                           Years Ended December 31, 2001 and 2000
                                                       (in thousands)


                                                                 Common Stock              Preferred Stock
                                                            -------------------         ------------------      Additional
                                                            Shares       Amount         Shares      Amount    Paid-in Capital
                                                            ------       ------         ------      ------    ---------------
Balance at December 31, 1999                                24,504      $    245    $    --       $    --       $ 46,341
Issuance of common stock upon exercise
 of stock options and warrants                                 446             5                                   1,116
Issuance of common stock from private
 offerings, net of issuance costs of $216,000                1,400            14                                   1,270
Net loss
                                                            ------      --------    ---------     --------      --------
Balance at December 31, 2000                                26,350      $    264         --       $    --       $ 48,727
                                                            ------      --------    ---------     --------      --------
Issuance of common stock upon exercise
 of stock options                                              352             4                                     195
Issuance of common stock in connection
 with Videonics
 acquisition                                                 5,135            51                                   7,908
Assumption of vested options in
 connection with Videonics acquisition                                                                               854
Issuance of common stock to investment
 banker in connection with Videonics
 acquisition                                                   244             2                                     249
Common stock issued for expenses
 associated with delayed registration                          597             6                                     582
Common stock issued for consulting and
 other services                                                 79             1                                     129
Common stock issued in settlement
 of accrued liabilities and notes                              619             6                                     604
payable
Issuance of preferred stock from
 conversion of note payable to
shareholder                                                                                 2                      2,266
Deferred compensation in connection
 with Videonics acquisition                                                                                          235
Amortization of deferred compensation
Costs related to pending registration of
 private offerings of common stock                                                                                  (182)
Deferred price protection on common
 stock issued for consulting services                           47                                                    49
Net loss
                                                            ------      --------    ---------     --------      --------
Balance at December 31, 2001                                33,423      $    334            2     $    --       $ 61,616
                                                            ======      ========    =========     ========      ========





                                                                   Deferred                       Total
                                                                 Compensation                  Stockholders'
                                                  Accumulated       and Price      Treasury        Equity
                                                     Deficit      Protection        Stock        (Deficit)
                                                  ------------     ---------      ---------    ------------
Balance at December 31, 1999                      $    (36,679)    $      --      $    (700)   $      9,207
Issuance of common stock upon exercise
 of stock options and warrants                                                                        1,121
Issuance of common stock from private
 offerings, net of issuance costs of
 $216,000                                                                                             1,284
Net loss                                               (12,029)                                     (12,029)
                                                  ------------     ---------      ---------    ------------
Balance at December 31, 2000                      $    (48,708)    $      --      $    (700)   $       (417)
                                                  ------------     ---------      ---------    ------------
Issuance of common stock upon exercise
 of stock options                                                                                       199
Issuance of common stock in connection
 with Videonics
 acquisition                                                                                          7,959
Assumption of vested options in
 connection with Videonics acquisition                                                                  854
Issuance of common stock to investment
 banker in connection with Videonics
 acquisition                                                                                            251
Common stock issued for expenses
 associated with delayed registration                                                                   588
Common stock issued for consulting and
 other services                                                                                         130
Common stock issued in settlement
 of accrued liabilities and notes                                                                       610
payable
Issuance of preferred stock from
 conversion of note payable to                                                                        2,266
shareholder
Deferred compensation in connection
 with Videonics acquisition                                             (235)                            --
Amortization of deferred compensation                                    113                            113
Costs related to pending registration of
 private offerings of common stock                                                                     (182)
Deferred price protection on common
 stock issued for consulting services                                    (49)                            --
Net loss                                                (6,658)                                      (6,658)
                                                  ------------     ---------      ---------    ------------
Balance at December 31, 2001                      $    (55,366)    $    (171)     $    (700)   $      5,713
                                                  ============     =========      =========    ============


                    The accompanying notes are an integral part of the consolidated financial statements.

                                                      Focus Enhancements, Inc.

                                                Consolidated Statements Of Cash Flows
                                                           (in thousands)

                                                                                                           Years Ended December 31,
                                                                                                          -------------------------
                                                                                                            2001             2000
                                                                                                          --------         --------
Cash flows from operating activities:
Net loss                                                                                                  $ (6,658)        $(12,029)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                                              3,166            1,132
  Amortization of discount on note payable                                                                    --                  6
  Deferred compensation expense                                                                                113             --
  In-process research and development                                                                          505             --
  Stock issued for consulting and other services                                                                97             --
  Stock issued for expenses associated with delayed registration                                               438             --
  Write-down of capitalized software                                                                          --              2,289
  Loss on disposal of fixed assets                                                                            --                308
  Increase (decrease) in accrued legal judgement                                                               (76)           2,148
  Write-down of impaired goodwill                                                                             --                 63
  Changes in operating assets and liabilities, net of the effects of acquisitions;
   Decrease (increase) in accounts receivable                                                               (1,378)           1,135
   Decrease in inventories                                                                                     590            1,494
   Increase in prepaid expenses and other current assets                                                        (8)            (127)
   Decrease in accounts payable                                                                               (178)             (37)
   Increase (decrease) in accrued liabilities                                                                  (63)           1,163
                                                                                                          --------         --------
  Net cash used in operating activities                                                                     (3,452)          (2,455)
                                                                                                          --------         --------

Cash flows from investing activities:
  Decrease (increase) in restricted certificates of deposit                                                  1,263             (729)
  Additions to property and equipment                                                                         (196)            (159)
  Net cash from acquisition of Videonics                                                                       360             --
  Additions to capitalized software development costs                                                          (30)          (1,193)
                                                                                                          --------         --------
Net cash provide by (used in) investing activities                                                           1,397           (2,081)
                                                                                                          --------         --------
Cash flows from financing activities:
  Payments on notes payable and long-term debt                                                                (400)          (1,123)
  Proceeds from convertible notes payable to shareholder                                                     2,650             --
  Payments under capital lease obligations                                                                    (115)            (130)
  Costs related to pending registration of private offerings of common stock                                  (182)            --
  Net proceeds from private offerings of common stock                                                         --              1,284
  Net proceeds from exercise of common stock options and warrants                                              199            1,121
                                                                                                          --------         --------

Net cash provided by financing activities                                                                    2,152            1,152
                                                                                                          --------         --------
Net increase (decrease) in cash and cash equivalents                                                            97           (3,384)
Cash and cash equivalents at beginning of year                                                                 352            3,736
                                                                                                          --------         --------

Cash and cash equivalents at end of year                                                                  $    449         $    352
                                                                                                          ========         ========

Supplemental Cash Flow Information:
  Interest paid                                                                                           $     16         $     93
  Income taxes paid                                                                                           --                  4
  Acquisition of Videonics, Inc., for common stock and options                                               8,813             --
  Conversion of note payable to shareholder to preferred stock                                               2,266             --
  Conversion of accounts payable to common stock                                                                65             --
  Conversion of accrued liabilities and notes payable to common stock                                          578             --
  Stock issued for expenses associated with delayed registration                                               150             --
  Issuance of common stock to investment banker in connection with Videonics
   acquisition                                                                                                 251             --
  Convertible note payable issued to secure restricted collateral deposit                                     --              2,363

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements


1. Summary of Significant Accounting Policies

         Business of the Company. FOCUS Enhancements, Inc. (the "Company" "FOCUS") develops and markets proprietary video technology in two areas: video systems and semiconductors. With regards to its video system's business, the Company designs solutions in PC-to-TV scan conversion, video presentation, digital-video conversion, video production and home theater markets. The Company markets its products globally through both consumer and professional channels. The products include: video scan converters, application controllers, edit controllers, video mixers, character generators, scalers and line quadruplers. Semiconductor products include several series of Application Specific Integrated Circuits ("ASICs") that process digital video data to be used with analog devices such as televisions. The Company's ASICs are utilized in a variety of applications including computer motherboards, graphics cards, video conferencing systems, Internet TV and interactive TV applications.

         Over 60% of the components for the Company's products are manufactured on a turnkey basis by four vendors, Furthertech Company, Ltd., Samsung Semiconductor Inc., Sicon International and Asemtec Corporation. In the event that these vendors were to cease supplying the Company, management believes that alternative turnkey manufacturers for the Company's products could be secured. However, the Company would most likely experience delays in the shipments of its products.

         The video technology market is characterized by extensive research and development and rapid technological change resulting in product life cycles for certain of the Company's products that are as short as twelve to eighteen months. Development by others of new or improved products, processes or technologies may make the Company's products or proposed products obsolete or less competitive. Management believes it necessary to devote substantial efforts and financial resources to enhance its existing products and to develop new products. There can be no assurance that the Company will succeed with these efforts.

         Basis of Presentation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary PC Video Conversion, Inc. All intercompany accounts and transactions have been eliminated upon consolidation.

         Business combinations. The acquisition of Videonics, Inc. (Note 3) was accounted for under the purchase method of accounting in accordance with the provision of Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations", and the consolidated financial statements include the results of operations of Videonics from the date of acquisition. The net assets of Videonics were recorded at their fair value at the date of acquisition with the excess of the purchase price over such fair values allocated to goodwill.

         Use of Estimates. The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Actual results may differ from estimated amounts. Significant estimates used in preparing these financial statements are related primarily to accounts receivable allowances, stock balancing allowances, inventory valuation allowances, recoverability of capitalized software development costs, deferred tax asset valuation allowances, the value of equity instruments issued for services and the recoverability of goodwill and other intangibles related to acquisitions. It is at least reasonably possible that the estimates will change within the next year.

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

         Revenue and Cost Recognition. Revenue consists primarily of sales of products to original equipment manufacturers ("OEMs"), dealers and distributors. The Company recognizes revenues, net of discounts, upon shipment of product (as title transfers upon shipment), when a purchase order has been received, the sales price is fixed and determinable, collection of the resulting receivable is probable, and all significant obligations have been met. A provision is made to

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements


estimate customer returns, which is reflected as a reduction of trade receivables, and estimated warranty repair/replacement costs at the time a sale is recorded. A limited number of distributor agreements contain rights to return slow moving inventory or discontinued products held in inventory by the distributor which have not sold through to an end user.

         The Company sells software that is embedded with some of its products. Revenue from the software embedded with products less reserves for returns, is generally recognized upon shipment to the customer. Revenue from post delivery customer support, which consists primarily of telephone support, is recognized upon shipment of the software, as the support is included in the selling price of the software, is not offered separately, and the cost of the support is insignificant.

         The Company defers revenue recognition relating to consigned sales until the distributor sells through such products to the end customer, or if sell through information is not available from the distributor, when cash is received from the distributors. Receipt of cash from those distributors which do not provide sell through information has historically been indicative of sell through to an end user by that distributor. Management is not aware of any circumstances that would require the return of cash to a distributor, once payment from a distributor has been received. Consignment inventory at December 31, 2001 and 2000 was not material.

         Contract revenues are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for the contract. This method is used because management considers expended labor hours to be the best available measure of progress on the contract. Contract receivables totaled $591,000 at December 31, 2001 (included within accounts receivable in the accompanying balance sheet), consisting of billed receivables of $350,000 and unbilled receivables of $241,000. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Contract costs for the year ended December 31, 2001 totaled $1,110,000 (included within costs of revenues in the accompanying statement of operations).

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

         Concentration of Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable.

         The  Company's   customer  base  is  dispersed  across  many  different
geographic areas throughout the world and consists principally of OEM's, distributors and dealers in the electronics industry. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The Company generally receives confirmed letters of credit or cash in advance of shipping to distributors located outside North America.

         As of December 31, 2001, a major distributor represented approximately 19% of the Company's accounts receivable, a major retailer represented approximately 9% of the Company's accounts receivable and a second major distributor represented approximately 5% of the Company's accounts receivable. As of December 31, 2000, a major distributor represented approximately 27% of the Company's accounts receivable, a major retailer represented approximately 7% of the Company's accounts receivable and a second major distributor represented approximately 14% of the Company's accounts receivable. The Company provides credit to customers in the normal course of business with terms generally ranging between 30 to 90 days. The Company does not usually require collateral for trade receivables, but attempts to limit credit risk through its customer credit evaluation process.

         The Company maintains its bank accounts with high quality financial institutions to minimize credit risk, however, the Company's balances may periodically exceed federal deposit insurance limits.

         Inventories. Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. The Company periodically reviews its inventories for potential slow moving or obsolete items and provides valuation allowances for specific items, as appropriate.

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements


         Property and Equipment. Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets as set forth below. Equipment leased under capital leases is stated at the present value of future lease obligations and is amortized over estimated useful lives. The Company evaluates property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be measured based on the discounted cash flows compared to the carrying amount. No impairment charge for property and equipment has been recorded in 2001 or 2000.

                      Category             Depreciation Period
                      --------             -------------------
                 Equipment                     3-5 years
                 Furniture and fixtures        5 years
                 Purchased software            1-3 years
                 Leasehold improvements        Lesser of 5 years or the term
                                                 of the lease


         Capitalized Software. Certain software development costs are capitalized when incurred under Statement of Financial Accounting Standards No.
86. Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are amortized based on the greater of: the ratio of the current gross revenues for a product to the total current and anticipated future gross revenues for the product, or the straight-line basis over the estimated useful life of the asset commencing on the date the product is released. The Company capitalized $30,000 and $1,193,402 of software development costs in 2001 and 2000 respectively. Amortization of capitalized software development costs totaled $379,000 and $420,419, respectively for the years ended December 31, 2001 and 2000.

         The Company continuously assesses the recoverability of its capitalized software development costs, considering anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Based on those factors, in the fourth quarter of 2000, the Company reduced the carrying value of its capitalized software by $2,289,000.

         Intangible Assets. Intangible assets, consisting of the rights and title to Videonics' existing technology, tradename, and assembled workforce and other intangible assets associated with the acquisition of Videonics (Note 3), are amortized using the straight-line basis over their estimated useful lives ranging from three to four years. Accumulated amortization was $782,000 at December 31, 2001.

         Goodwill. Goodwill resulting from business combinations is amortized on a straight-line basis over periods ranging from three to four years. The Company evaluates the net realizable value of goodwill periodically based on a number of factors including discounted cash flow analysis, operating results, business plans, budgets and economic projections. The Company's evaluation also considers non-financial data such as market trends, customer relationships, product development cycles and changes in management's market emphasis. Adjustments to the carrying value of goodwill are made whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Goodwill amortization for the year ended December 31, 2001 and 2000 totaled $1,593,000 and $287,000, respectively.

         Advertising and Sales Promotion Costs. Advertising and sales promotion costs are expensed as incurred. Advertising costs consist primarily of magazine advertisements, agency fees and other direct production costs. Advertising and sales promotion costs totaled approximately $926,000 and $1,718,000 for the years ended December 31, 2001 and 2000, respectively.

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

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements


         Income Taxes. The Company accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company is required to adjust its deferred tax liabilities in the period when tax rates or the provisions of the income tax laws change. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that more likely than not are expected to be realized.

         Deferred compensation. Deferred compensation represents the intrinsic value of unvested stock options at the consummation date of the Videonics acquisition that were granted by the Company in exchange for stock options held by the employees of Videonics. Amortization of deferred compensation is charged to operations over the vesting period of the options.

         Deferred price protection on common stock. Deferred price protection on common stock pertains to 47,055 shares of common stock issued to Union Atlantic Capital L.C. (Union) in connection with a price protection arrangement executed with Union in 2001 (see Note 17). Such shares were recorded based on their fair value at the date of issuance.

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

         Net Income (Loss) Per Share. The Company calculates earnings per share in accordance with SFAS No. 128 "Earnings Per Share". Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate to convertible debt and outstanding stock options and warrants. The number of common shares that would be issued under outstanding options and warrants is determined using the treasury stock method. The assumed conversion of debt, outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment to income (loss) per share as a result of the conversion. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive due to the Company's net loss.

         Comprehensive Income. Certain Financial Accounting Standards Board ("FASB") statements require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and foreign currency items, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. There was no accumulated comprehensive income at December 31, 2001 and 2000, and no differences between net income (loss) and comprehensive income (loss) for the years ended December 31, 2001 and 2000.

         Reclassifications.   Certain   December  31,  2000  amounts  have  been
reclassified to conform with the December 31, 2001 presentation.

         Recent Accounting Pronouncements. Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137. SFAS No. 133 requires the recognition of all derivatives in the balance sheet as either an asset or a liability measured at fair value. The adoption of SFAS No. 133 did not have an impact on the Company's financial statements. The Company currently does not utilize derivative financial instruments in its operating activities nor does it use them for trading or speculative purposes.

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements


         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. This standard requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of this standard did not will have a significant impact on the Company's financial statements.

         In June 2001, and the Financial Accounting Standards Board (FASB) issued SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS 142, the Company will stop the amortization of goodwill resulting from business combinations completed prior to the adoption of SFAS 141, with a net carrying value of $4,654,000 at the date of adoption, resulting in an expected reduction of annual amortization of approximately $1,615,000. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring
Events and Transactions." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for all financial statements issued in 2002. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's financial statements.

2.  Management's Plans

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the years ended December 31, 2001 and 2000, the Company incurred a net loss of $6,658,000 and $12,029,000, and net cash used in operating activities totaled $3,452,000 and $2,455,000, respectively. These factors indicate that the Company may potentially be unable to continue as a going concern.

         The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to return to profitability and significant positive cash flows.

         The Company has historically met cash needs from the proceeds of debt, the sale of common stock in private placements, and the exercise of stock options and warrants. Management is assessing product lines in light of the recent merger with Videonics Inc., to identify how to enhance existing product lines or create new distribution channels. In addition, the Company is developing and expects to release at least three new products during 2002. Although there can be no assurances, management expects the Company's sales for 2002 to increase over consolidated revenues for 2001, as the Company begins shipments of its new products and expected synergies in its sales channels solidify.

         During 2001, management took steps to reduce costs, including the closure of its Wilmington, MA facility on April 1, 2001. In connection with this closure operations, customer support and finance were moved into the Campbell, CA, headquarters facility. The remaining sales personnel relocated into a 2,800 square foot facility. In connection with this

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements


restructuring the Company reduced overall personnel by 13%. Further reductions in operating expenses are planned for 2002.

         Even  with  the  anticipated  reduction  in  expenses  related  to  the restructuring and an expected increase in sales, the Company anticipates that during 2002 it will need to raise additional funds to support its working capital needs and meet existing debt obligations. In connection with that need, on January 11, 2002, the Company raised net proceeds of approximately $2.5 million in a private placement transaction with independent third parties through the issuance of 2,434,490 shares of the Company's common stock. See Note 18 "Subsequent Events - Private Placement" for further details. Additional financings may be required in 2002 as the Company implements its business plans.

         There is no assurance that management's plans will be successful or if successful, that they will result in the Company continuing as a going concern.

3.  Acquisition of Videonics Inc.

         On January 16, 2001, Focus acquired all of the outstanding shares of Videonics Inc. ("Videonics") in a transaction accounted for using the purchase method of accounting. Focus issued 0.87 shares of its common stock for each issued and outstanding share of Videonics common stock on the closing date. Based on the exchange ratio, a total of approximately 5,135,000 shares were issued. Focus incurred approximately $637,000 in acquisition expenses, including financial advisory and legal fees and other direct transaction costs, which were included as a component of the purchase price. Such amount included 243,833 shares of Focus common stock valued at $251,000 issued to vFinance Capital (formerly Union Atlantic Capital) for payment of financial advisory services.

         Videonics is a designer and manufacturer of digital video post-production equipment products that edit and mix raw video footage, add special effects and titles, and process audio and video signals. Videonics' products are used by videographers, business, industry, education and videophiles; they are also used in the broadcast, cable, video presentation and video conferencing markets.

         The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows (in thousands):


  Value of common shares issued to Videonics shareholders                           $7,959
  Assumption of Videonics options                                                      854
  Estimated transaction costs                                                          637
                                                                                    ------
  Total purchase price                                                              $9,450
                                                                                    ------

  Tangible assets acquired $3,384 Intangible assets acquired:
    Existing technology                                                              1,888
    Assembled workforce                                                                899
    Tradename                                                                          176
  In-process research and development                                                  505
  Liabilities assumed                                                               (3,373)
                                                                                    ------
  Excess of cost over fair value (goodwill)                                         $5,971
                                                                                    ======


         Accounting  principles  generally  accepted  in the  United  States  of
America require purchased in-process research and development with no alternative future use to be recorded and charged to expense in the period acquired. Accordingly, the results of operations for the year ended December 31, 2001, include the write-off of $505,000 of purchased in-process research and development.

         The  operating   results  of  Videonics   have  been  included  in  the
consolidated statements of operations from the date of acquisition. Unaudited pro forma results of operations for the year ended December 31, 2000, assuming the acquisition had taken place at January 1, 2000, would be as follows (pro-forma results for the year ended December 31, 2001 are

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements


not presented as the operating results of Videonics for the period from January 1, 2001 to January 16, 2001 were insignificant; in thousands):

                                                                     2000
                                                                  ---------
     Net sales                                                    $ 27,102
     Loss from operations                                          (15,136)
     Net loss                                                     $(17,604)
     Net loss per common share:
        Basic                                                     $  (0.58)
        Diluted                                                   $  (0.58)


4.  Selected Quarterly Data and Fourth Quarter Adjustments (Unaudited)

    Quarterly Results of Operations

                                                           2001                                             2000
                                       --------------------------------------------    --------------------------------------------
(in thousands, except per share data)     Q1          Q2          Q3          Q4          Q1          Q2          Q3          Q4
                                       --------    --------    --------    --------    --------    --------    --------    --------
Net revenues                           $  5,009    $  6,489    $  6,717    $  5,093    $  3,614    $  4,400    $  4,116    $  3,103
Gross profit (loss)                       1,790       2,795       2,330       1,556       1,285       1,065       1,387        (340)
Operating loss                           (2,522)       (927)       (879)     (2,031)     (1,566)     (1,123)       (379)     (6,626)
Net loss                                 (2,724)     (1,043)       (890)     (2,001)     (1,579)     (1,112)     (2,517)     (6,821)
Net loss per share - basic and
  diluted                                 (0.09)      (0.03)      (0.03)      (0.06)      (0.06)      (0.04)      (0.10)      (0.26)
Shares used in computing per
  share amounts - basic and diluted      30,183      31,285      32,520      32,818      24,335      24,785      25,863      25,900


Fourth Quarter Adjustments

         In the fourth quarters of 2001 and 2000, the Company sustained net losses of $2,001,000 and $6,821,000, respectively. A summary of the effect on net loss of sales returns and other significant expenses follows (in thousands):


Description                                            2001         2000
-----------                                            ----         ----

  Sales returns reserve                          $      --          $ 180
  Inventory reserve                                    250            668
  Accounts receivable reserve                           20            428
  Purchase commitment obligation                        --            225
  Write-off of loan to director                         --            140
  Write-down of capitalized software                    --          2,289
  Restructuring reserve                                 --            522
  Impairment of goodwill                                --             63


5.  Significant Reserves

         A summary of the activity in the significant reserves relating to doubtful accounts receivable, sales returns and inventory valuation is as follows (in thousands):

         Accounts Receivable Reserve

                                                    Additions
                                           ---------------------------
          Year Ended       Beginning        Videonics       Charged to                           Ending
         December 31,       Balance        Acquisition      operations        Reductions         Balance
         ------------       -------        -----------      ----------        ----------         -------
            2001          $    522         $     117          $    36         $      347        $   328
            2000               295                --              624                397            522

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements

         Sales Returns Reserve

                                                    Additions
                                           ---------------------------
          Year Ended       Beginning        Videonics       Charged to                           Ending
         December 31,       Balance        Acquisition      operations        Reductions         Balance
         ------------       -------        -----------      ----------        ----------         -------
            2001          $    520         $     184          $    --         $   366           $   338
            2000             1,107                --            2,310           2,897               520

         Inventory Reserve

          Year Ended       Beginning       Charged to                           Ending
         December 31,       Balance        operations        Reductions         Balance
         ------------       -------        ----------        ----------         -------
            2001          $   753          $   586           $    520          $    819
            2000              399            1,532              1,178               753

6. Inventories

         Inventories at December 31, consist of the following (in thousands):

                                                   2001            2000
                                                   ----            ----
    Raw materials                                 $  1,678        $    826
    Work in process                                    825              --
    Finished goods                                   1,506           1,269
                                                  --------        --------
    Totals                                        $  4,009        $  2,095
                                                  ========        ========

The Company periodically reviews its inventories for excess and obsolete inventory items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost. As a result of this inventory review, the Company charged approximately $586,000 and $1,532,000 to cost of revenues for the years ended December 31, 2001 and 2000, respectively.

7.  Property and Equipment

         Property and equipment at December 31, consist of the following (in thousands):

                                                              December 31,
                                                           ------------------
                                                           2001          2000
                                                           ----          ----
Equipment                                               $    1,872    $      382
Furniture and fixtures                                          45           114
Leasehold improvements                                         167            --
Purchased software                                             485           366
                                                        ----------    ----------
                                                             2,569           862
Less accumulated depreciation and amortization               2,158           467
                                                        ----------    ----------
Property and equipment, net                             $      411    $      395
                                                        ==========    ==========

         Depreciation and amortization expense related to property and equipment for the years ended December 31, 2001 and 2000 totaled $413,000 and $424,000, respectively.

    In the fourth quarter of 2000, in connection with its closure of its Wilmington, MA facility, the Company recorded restructuring expenses associated with the abandonment of certain assets and capital leases. The total loss associated with the abandonment of its property and equipment totaled $369,000.

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements

8.  Other Assets

Note Receivable

         In December 2000, the Company wrote-off a $140,000 note receivable from a current director and previous officer of the Company as management and the Company's Board of Directors agreed that the Company no longer needed non Board level executive services from this individual.

9.  Notes Payable

Bank Loan

         On November 13, 2000, Pacific Business Funding loaned Videonics $400,000. On January 16, 2001, in connection with the merger, the loan was assumed by Focus and was repaid in full on July 16, 2001.

Purchase of PC Video Conversion, Inc.

         On July 29, 1998, the Company issued a $1,000,000 note payable to Steve Wood in conjunction with the acquisition of PC Video Conversion, Inc. ("PC Video") providing for the payment of principal and interest at 3.5 % over a period of 36 months. Mr. Wood was the Vice President of Pro AV engineering, former sole stockholder of PC Video and manager of the Company's Morgan Hill, CA facility.

         On July 28, 2000, the Company entered into a separation agreement with Mr. Wood following the closure of the Company's Morgan Hill facility in June 2000. As part of the separation agreement, Mr. Wood remained a consultant until an upgrade to one of the Company's Pro AV products was completed. In return, Mr. Wood received a right to convert the outstanding balance of $427,000 due under the promissory note into common stock of the Company following stockholder approval of the increase to the number of shares of authorized common stock of the Company. The Company's stockholders approved the increase to the authorized common stock on January 12, 2001 and shortly thereafter, Mr. Wood agreed to convert the promissory note into 468,322 shares of the Company's common stock based on the average trading price of the common stock for the five day period preceding January 12, 2001. On June 27, 2001, the Company issued the 468,322 shares of common stock to Mr. Wood.

Convertible Notes Payable to Stockholder

         On October 26, 2000, Carl Berg, a Focus director and shareholder, loaned Focus $2,362,494 to collateralize a $2,362,494 bond posted in connection with the CRA litigation (see below "Litigation - Focus is involved as a defendant in litigation with CRA Systems, Inc."). The promissory note has a term of three years and bears interest at a rate of prime plus 1% (7.75% at December 31, 2001). Interest earned on the restricted collateral deposit is payable to Mr. Berg. The interest payable by the Company to Mr. Berg is reduced by the amount of interest earned on the restricted collateral deposit. The principal amount of the note will be due at the end of its term on October 26, 2003, with interest to be paid quarterly. Under certain circumstances, including at the election of Mr. Berg and Focus, the promissory note and any accrued and unpaid interest is convertible into shares of Focus common stock at a conversion price of $1.25 which represented the average closing bid and ask price of the Company's common stock on the day preceding the agreement. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a security interest, in first priority, over substantially all of the assets of Focus. On May 7, 2001, $46,000 of outstanding interest due under the note was converted into 38 shares of Preferred Stock. See "Note 12. Stockholders Equity - Preferred Stock" for more information. As of December 31, 2001 the Company had unpaid principal and accrued interest due under the note totaling approximately $2,420,000.

         On February 28, 2001, Carl Berg agreed to loan Focus $2.0 million to support the Company's working capital needs. The promissory note has a due date of October 26, 2003 and bears interest at a rate of prime plus 1%. The principal amount of the note will be due at the end of its term, with interest to be paid quarterly. On April 24, 2001, the note was amended to provide that under certain circumstances, including at the election of Mr. Berg and Focus, the promissory note and any accrued and unpaid interest is convertible into shares of Focus preferred stock at a conversion price of $1,190 which represented 1,000 (each share of preferred is convertible into 1,000 shares of common) multiplied by 125% of the trailing 30-day average of the Company's common stock ending April 23, 2001. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a security interest in first priority over substantially all of the assets of Focus. On May 7, 2001, the Company and Mr. Berg agreed to the conversion of $1,000,000 of the outstanding principal balance and $16,000 of accrued interest into 854 shares of Preferred Stock. See "Note 12.

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements

Stockholders Equity - Preferred Stock" for more information. As of December 31, 2001 the Company had principal and accrued interest due under the note totaling approximately $1,053,000.

         On June 29, 2001, the Company issued a convertible promissory note to Mr. Berg in the amount up to $650,000 to support the Company's working capital needs. The promissory note has a due date of January 3, 2003 and bears interest at a rate of prime plus 1%. The principal amount of the note will be due at the end of its term, with interest to be paid quarterly. The note provides that at the election of Mr. Berg and Focus, the promissory note and any accrued and unpaid interest is convertible into shares of Focus series C preferred stock at a conversion price of $1,560 which represented 1,000 (each share of preferred is convertible into 1,000 shares of common) multiplied by 125% of the trailing
30-day average of the Company's common stock ending June 28, 2001. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a security interest in first priority over substantially all of the assets of Focus. As of December 31, 2001 the Company had principal and accrued interest due under the note totaling approximately $675,000.

         On January 16, 2001 in connection with the Videonics merger, Focus assumed an unsecured note payable to Carl Berg in the amount of $1,035,000. The note earned interest at 8% per year and was due on January 16, 2002. On May 7, 2001, the entire outstanding principal balance of $1,035,000 and approximately $169,000 of accrued interest were converted into 1,012 shares of Preferred Stock. See "Note 12. Stockholders Equity - Preferred Stock" for more information.

10.  Other Income, net

Settlement of Accounts Payable and Accrued Liabilities

         During the year ended December 31, 2001, the Company recognized a total of $374,000 of other income in connection with the settlement and release of certain obligations that had been previously recorded in accrued liabilities and accounts payable. Similar income for the year ended December 31, 2000 was not significant.

Delayed Registration Expense

         During the year ended December 31, 2001, the Company recognized approximately $438,000 of other expense as a result of delays in registering 1,400,000 shares of common stock issued to an investor in connection with a private placement in June 2000, in which the Company received gross proceeds of $1,500,000. At December 31, 2001 no further expenses were anticipated in connection with this financing as the Company entered into an agreement with the investor which suspended further charges if the Company registered all outstanding shares issued to the investor by March 31, 2002. The Company completed the registration of such shares on February 12, 2002.

11.  Commitments and Contingencies

Leases

         The Company leases office facilities and certain equipment under operating leases. Under the lease agreements, the Company is obligated to pay for utilities, taxes, insurance and maintenance. Total rent expense for the years ended December 31, 2001 and 2000 was approximately $709,000 and $284,000, respectively.

         The Company leases certain computer and office equipment under capital leases with three to five-year terms. Capitalized leased assets are included in property and equipment. In connection with the Company's restructuring in December 2000, the net book value of all abandoned capital leases were written-off against the restructuring reserve. This charge totaled approximately $179,000.

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements

         Minimum lease commitments at December 31, 2001 are as follows (in thousands):

                                           Capital Leases    Operating Leases
                                           --------------    ----------------
2002                                          $      53         $      426
2003                                                 47                146
2004                                                  1                108
2005                                                 --                 96
2006                                                 --                 --
                                              ---------         ----------
Total minimum lease payments                        101                776
Less amounts representing interest                   14
Present value of minimum obligations                 87
Less current portion                                 42
                                              ---------
Non-current portion                           $      45
                                              =========

Employment Agreements

         The Company has employment agreements with certain corporate officers. The agreements are generally one to three years in length and provide for minimum salary levels. These agreements include severance payments of approximately one to three times each officer's annual compensation.

Letters of Credit

         During 2000, the Company entered into agreements with subcontractors to manufacture partially and fully completed products. As part of these agreements the Company was required to obtain from its banks an irrevocable letter of credit to secure payment of each order placed with these vendors. The Company was required to secure these letters of credit by depositing cash in an interest bearing account with the bank. These restricted amounts are recorded in current assets as they relate to the procurement of inventory and are outstanding for periods of less than one year. At December 31, 2000, the Company maintained interest bearing accounts collateralizing letters of credit in the amount of $1,263,000. No such letters of credit were outstanding at December 31, 2001.

Restricted Collateral Deposit

         In connection with the CRA Systems judgment discussed below, the Company posted a bond in the amount of $2,362,494 to suspend any enforcement of the judgment pending appeal. Carl Berg, a director and stockholder of the Company obtained the bond on Focus' behalf in exchange for a secured convertible note in the same amount as described in "Convertible Notes Payable to Stockholder" above. The bond is irrevocable and is collateralized by a certificate of deposit in the amount of $2,363,000. In the event the case is settled for less than the bond amount, the Company has agreed to utilize the proceeds to pay down any outstanding debt owed to Mr. Berg. This restricted amount is recorded in current assets as it relates to an accrued legal judgment in the amount of $2,073,000 at December 31, 2001. See Note 18 "Subsequent Events
- Settlement of CRA Litigation" for further discussion.

Purchase Commitment

         The Company entered into an agreement, as amended in 2000, with Advanced Electronics Support Products, Inc. ("AESP") to purchase a minimum of $2,500,000 of cables and other products from AESP by March 29, 2001. In return, the Company received certain pricing commitments over the term of the master purchase agreement. In the event that the Company did not purchase at least $2,500,000 of cables and other products during the term of the master purchase agreement the Company was obligated to pay AESP an amount equal to 20% of the difference between $2,500,000 and the aggregate amount of purchases. At December 31, 2000, the Company recorded a purchasing obligation liability in the amount of $225,000 as it had not yet met its minimum purchase obligation. On June 26, 2001, the Company and AESP entered into a settlement agreement thereby terminating the agreement in exchange for 150,000 shares of the Company's common stock. The Company recorded the issuance of such stock at its then current market value of $153,000.

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements

Restructuring Expenses

         In December 2000, the Company's Board of Directors determined that to significantly reduce the Company's cost structure it would close its Wilmington, MA facility, reduce personnel and relocate to a significantly smaller facility during the first quarter of 2001. As such, restructuring charges of $522,000 were recorded in the fourth quarter of 2000. In addition, restructuring charges of $33,000 were incurred in the first quarter of 2001. Restructuring expenses were related to the reduction of 16 employees in the areas of operations, customer support and finance of approximately $153,000 and equipment and lease abandonment charges of approximately $402,000. At December 31, 2001 no restructuring reserves remained.

         The closure of the Company's Morgan Hill facility occurred in the first quarter of 2000 and restructuring charges totaled approximately $202,000. Direct expenses were comprised of inventory adjustments of approximately $118,000, payroll and benefits of approximately $57,000, travel of approximately $16,000 and lease cancellation charges of approximately $11,000. At December 31, 2001 all restructuring costs related to the Morgan Hill closure have been paid.

Litigation

Class Action Suit

         Focus and one of its directors have been named as defendants in a securities class action pending in United States District Court for the District of Massachusetts. The complaint includes a class of stockholders who purchased Focus shares during the period from July 17, 1997 to February 19, 1999. The complaint, which was initially filed in November of 1999 and has been amended several times, alleges violations of the federal securities laws and seeks unspecified monetary damages. The defendants moved to dismiss the action. The Federal District Court granted certain portions of the motion to dismiss and denied other portions, allowing the case to go forward into pretrial discovery as to certain matters.

         On or about December 7, 2001 the parties reached an agreement in principle to settle this case. The settlement is subject to the preparation of a settlement stipulation mutually satisfactory to all parties, and court approval, after notice to stockholders and a hearing. The settlement will be funded entirely by proceeds from defendants' insurance carrier. There can be no assurance, however, that the parties will eventually reach a settlement acceptable to all sides.

CRA Systems, Inc.

         In 1996 Focus entered into a distribution agreement with CRA Systems, Inc. ("CRA"), a Texas corporation, the terms and nature of which were subsequently disputed by the parties. Focus contended that a particular transaction in dispute with CRA was simply a sale of inventory for which it was never paid. CRA contended otherwise. CRA brought suit against Focus in 1998, for breach of contract and other claims, contending that Focus grossly exaggerated the demand for the product and the margin of profit that was available to CRA. CRA sought to recover out-of-pocket losses exceeding $100,000 and lost profits of $400,000 to $1,000,000. The case was removed to the US District Court for the Western District of Texas. A jury trial held in May 2000 in that court resulted in a verdict in favor of CRA for $848,000 in actual damages and $1,000,000 in punitive damages. On October 10, 2000, the court rendered a judgment in favor of CRA for actual damages, punitive damages, attorney's fees, costs, and interest. In connection with this judgment, Focus recorded an expense of $2,147,722 in the period ended September 30, 2000. The court overruled a motion for new trial, and Focus appealed the judgment to the U.S. Court of Appeals for the Fifth Circuit in New Orleans, Louisiana. On October 27, 2000, Focus submitted a bond in the approximate amount of $2.3 million (being the approximate amount of the judgment plus 10% to cover interest and costs of CRA) and the U.S. District Court granted a stay of any enforcement of the judgment pending appeal. The Court of Appeals held oral arguments on December 3, 2001. On January 3, 2002, the Court of Appeals affirmed the judgment awarded to CRA virtually in its entirety. As described above, Focus had already recorded a charge to operations to establish a legal reserve for such amount during the third quarter of 2000. Such accrued legal judgement was reduced to $2,073,000 at December 31, 2001 based on the final amount affirmed by the Court of Appeals. See Note 18 "Subsequent Events-Settlement of CRA Litigation" for further details.

Special Investigation

         In March 2000, the Company's previous independent auditors, Wolf & Company, P.C., brought to the attention of the Board certain matters relating to the Company's financial controls. The Board of Directors thereafter formed a

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements

special committee to investigate. Based upon its investigation, the committee concluded that, despite his denials, an accounting manager in the Company's finance department misstated the inventory records of the Company's Pro AV series for purposes of presentation to the Company's outside auditors in connection with the audit for the year ended December 31, 1999. A revised inventory list for the Pro AV series as of December 31, 1999 was compiled in connection with the special committee's review and the revised inventory figures were included in the audited December 31, 1999 financial statements. The accounting manager in question was discharged.

         As a result of the Committee's investigation, the Company incurred accounting fees of approximately $302,000 and legal fees of approximately $292,000. These fees and expenses were charged to earnings in the quarter ended March 31, 2000.

General

         From time to time, the Company is party to certain other claims and legal proceedings that arise in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the Company's financial position or results of operation.

12.  Stockholders' Equity

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

         On May 7, 2001, Carl Berg converted approximately $2.3 million of debt and accrued interest currently owed by Focus to Mr. Berg into 1,904 shares of Series B convertible preferred stock based on the estimated fair value of the preferred stock as of the date on which the related subscription agreement was executed.

         The Company is obligated, under certain circumstances, including at the election of Mr. Berg and Focus, to convert the outstanding balances of convertible notes payable to Mr. Berg, and any unpaid interest, into shares of Focus preferred stock. As of December 31, 2001, approximately 1,318 shares of preferred stock were subject to issuance to Mr. Berg pursuant to the convertible notes payable agreements.

Common Stock

         On January 12, 2001, the stockholders of the Company approved an increase to the authorized common shares from 30,000,000 to 50,000,000. This increase was recommended and approved by the Company's Board of Directors, in part to issue approximately 5,135,000 shares in connection with the merger of Videonics Inc., and to ensure that sufficient shares are available for issuance under the Company's 2000 Non Qualified Stock Option Plan (5,000,000 shares) and for issuances associated with private placements and services provided by non-employees.

         For the year ended December 31, 2001, the Company issued at various times, an additional 351,850 shares of common stock resulting from other exercises of options and warrants, receiving cash of approximately $199,000.

         On December 27, 2001, the Company issued warrants to purchase 25,000 shares of common stock as compensation to vFinance Inc. for investment advisory services. The warrants are exercisable until December 27, 2004 at an exercise price of $1.54 per share. The Company recorded charges of approximately $19,000 for the year ended December 31, 2001 based on the fair value of the warrants.

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements

         As of December 31, 2001, the Company was obligated under certain circumstances, to issue the following additional shares of common stock pursuant to derivative securities, instruments or agreements:

                                                                  December 31,
                                                                       2001
                                                                       ----
     Warrants to purchase common stock                                843,079
     Options to purchase common stock                               6,144,456
     Notes payable convertible into common stock                    1,936,000
     Preferred Stock convertible into common stock                  1,904,000
                                                                   ----------
          Total shares of common stock obligated, under
           certain circumstances, to issue                         10,827,535
                                                                   ==========


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

         On June  9,  2000,  the  Company  entered  into a  financing  agreement resulting in $1,500,000 in gross proceeds from the sale of 1,400,000 shares of common stock and the issuance of a warrant to purchase an additional 140,000 shares of common stock in a private placement, to an unaffiliated accredited investor. The warrant is exercisable until June 30, 2005 at a per-share exercise price of $1.625. In addition, Union Atlantic Capital, L.C. received a warrant to purchase 45,000 shares of common stock as compensation for brokering the private placement. The warrant is exercisable until June 30, 2005 at a per-share exercise price of $1.625. The Company received proceeds from this transaction on June 9, 2000. The fees and expenses associated with this offering was $216,000 yielding net proceeds of $1,284,000. In accordance with our obligations under the agreement, the Company incurred damages of 2% per month of the gross proceeds until its registration of the shares purchased by the investor. The investor agreed to exchange the gross amount of calculated damages for additional common stock of Focus based on an exchange rate of 0.68. At December 31, 2001, the Company had issued approximately 597,000 shares of common stock and recorded expenses during the years ended December 31, 2001 and 2000 of $438,000 and $150,000 respectively, associated with the delays in registration. At December 31, 2001 no further expenses were anticipated in connection with this financing as the Company entered into an agreement with the investor which suspended further charges if the Company registered all outstanding shares issued to the investor by March 31, 2002. The Company completed the registration of such shares on February 12, 2002.

         On July 28, 2000, the Company entered into an equity line of credit agreement with Euston Investments Holdings Limited ("Euston"), for the future issuance and purchase of up to 4,000,000 shares of the Company's common stock at a 10% discount. In lieu of providing Euston with a minimum aggregate drawdown commitment, the Company issued to Euston a stock purchase warrant to purchase 250,000 shares of common stock with an exercise price of $1.625. The warrant expires June 12, 2005. The Company had sought to register such shares under a Registration Statement on Form SB-2. However, before the registration statement was declared effective, on January 11, 2002, Focus and Euston mutually agreed to terminate the agreement. As consideration for terminating the agreement, the exercise price of Euston's warrants to purchase 250,000 shares of Focus common stock was reduced from $1.625 to $0.75 per share.

         For the year ended December 31, 2000, the Company issued at various times, an additional 86,000 shares of common stock resulting from other exercises of options and warrants, receiving cash of approximately $128,056.

         The aggregate fair value of all warrants issued in connection with compensation for financial advisory and other services in 2001 and 2000 was calculated at approximately $19,000 and $159,000, respectively. The Company has calculated the fair value of the warrants using the Black-Scholes model and the following assumptions:

                                             2001                2000
                                             ----                ----
    Risk-free rate of interest                 3.8%                 6.0%
    Average computed life of warrants       3 years          3 - 7 years
    Dividend yield                             0.0%                 0.0%
    Volatility of common stock                 100%        35.0% - 45.0%

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements

Common Stock Purchase Warrants

         Common stock warrant activity is summarized as follows:

                                                              2001                             2000
                                                      ----------------------           ----------------------
                                                                    Grant Price                      Grant Price
                                                      Shares           Range           Shares           Range
                                                      ------           -----           ------           -----
Warrants outstanding at beginning of year             910,429      $1.06 - $4.21     1,323,329      $1.06 - $9.11
Warrants granted                                       25,000          $1.54           435,000          $1.63
Videonics additions                                    82,650          $0.75                --           --
Warrants exercised                                         --           --            (369,000)     $1.06 - $4.21
Warrants canceled                                    (175,000)     $1.25 - $2.07      (478,900)     $1.54 - $9.11
Warrants outstanding at end of year                   843,079      $0.75 - $4.12       910,429      $1.25 - $4.21
                                                      =======      =============       =======      =============
Warrants exercisable at end of year                   843,079      $0.75 - $4.12       475,429      $1.06 - $4.21
                                                      -------      -------------       -------      -------------
Weighted average fair value of warrants
 granted during the year                                             $0.75                            $1.30

1992 Stock Option Plan

         The Company's 1992 Stock Option Plan (the "Plan") provides for the granting of incentive and non-qualified options to purchase up to approximately 1,800,000 shares of common stock. Incentive stock options may be granted to employees of the Company. Non-qualified options may be granted to employees, directors or consultants of the Company. Incentive stock options may not be granted at a price less than 100% (110% in certain cases) of the fair-market value of common stock at date of grant. Non-qualified options may not be granted at a price less than 85% of fair-market value of common stock at date of grant. As of December 31, 2001, all options granted under the plan were issued at market value at the date of grant. Options generally vest annually over a three-year period and are exercisable over a five-year period from date of grant. The term of each option under the Plan is for a period not exceeding ten years from date of grant. As of December 31, 2001, options under the Plan to purchase 748,675 shares of the Company's common stock were outstanding with exercise prices of $1.00 to $1.34 per share.

1995 Key Officer Non Qualified Stock Options

         In 1995, the Board of Directors authorized the issuance of options to two officers to purchase an aggregate of 500,000 shares of common stock at $1.10 per share. The options expire in April 2002. As of December 31, 2001, options to purchase 150,000 shares of the Company's common stock were outstanding with an exercise price of $1.10 per share.

1997 Director Stock Option Plan

         In 1997, the Board of Directors adopted the 1997 Director Stock Option Plan (the "1997 Director Plan"), which authorized the grant of options to purchase up to an aggregate of 1,000,000 shares of common stock. The exercise price per share of options granted under the 1997 Director Plan was 100% of the market value of the common stock of the Company on the date of grant. Options granted under the 1997 Director Plan are exercisable over a five-year period with vesting determined at varying amounts over a three year period. As of December 31, 2001, options under the 1997 Director Plan to purchase 290,792 shares of the Company's common stock were outstanding with an exercise price between $ 1.22 and $1.28 per share.

1997 Key Officer Non Qualified Stock Options

         In 1997, the Board of Directors authorized the grant of non-qualified stock options to certain key officers of the Company (the "1997 Key Officer Agreements"). The 1997 Key Officer Agreements related to the grant of options to purchase up to an aggregate of 920,000 shares of common stock. The exercise price per share of options granted under the 1997 Key Officer Agreements was 100% of the market value of the common stock of the Company on the date of grant. Options granted under the 1997 Key Officer Agreements are exercisable in installments over a three-year period. As of December 31, 2001, options under the 1997 Key Officer Agreements to purchase 350,000 shares of the Company's common stock were outstanding with exercise prices of $1.22 and $1.28 per share.

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements

1998 Director Stock Option Plan

         In 1998 the Company adopted the 1998 Non-qualified Stock Option Plan (the "1998 NQSO Plan") which authorized the grant of options to purchase up to an aggregate of 1,250,000 shares of common stock. The exercise price per share of options granted under the 1998 NQSO Plan was 100% of the market value of the common stock of the Company on the date of grant. Options granted under the 1998 NQSO Plan are exercisable over a five-year period with vesting determined at varying amounts over a three year period. As of December 31, 2001, options under the 1998 NQSO Plan to purchase 593,599 shares of the Company's common stock were outstanding with an exercise price between $1.06 and $1.28 per share.

2000 Non-Qualified Option Plan

         On April 27, 2000, the Board of Directors of Focus adopted the 2000 Non-Qualified Stock Option Plan (the "2000 Plan"), subject to approval by Focus shareholders. On August 15, 2000 the maximum number of options available under the 2000 Plan was increased from 3,000,000 to 5,000,000. On December 28, 2000 the Company's stockholder's approved the 2000 Plan. Options under the Plan may be granted to employees, directors or consultants of the Company. The exercise price per share of options granted under the 2000 Plan is 100% of the market value of the common stock of the Company on the date of grant. The 2000 Plan requires that options granted thereunder will expire on the date which is five
(5) years from the date of grant. Each option granted under the 2000 Plan first becomes exercisable upon time periods set by the Compensation Committee of the Focus Board of Directors. With respect to non-executive officer employees, eight and one third percent (8 1/3%) of the shares vest every three months from grant date. Options issued to the Focus Board of Directors and the executive officers under the 2000 Plan, shall vest in equal amounts, occurring monthly over a 3 year period or upon the occurrence of certain events. As of December 31, 2001, options under the 2000 Plan to purchase 2,950,442 shares of the Company's common stock were outstanding with an exercise price between $0.56 and $1.06.

Options Exchanged in Videonics Merger

         On January 16, 2001 in connection with the acquisition of Videonics, options outstanding under the Videonics 1987 Stock Option Plan and the 1996 Amended Stock Option Plan (collectively "the Plans") were exchanged for Focus options to purchase common stock. Focus issued 0.87 shares of Focus options for each issued and outstanding share of Videonics options on the closing date. Based on the exchange ratio, a total of 1,117,597 shares were issued. Such options retained their original vesting periods of three to four years and are canceled 90 days after termination of employment. As of December 31, 2001, options under the Plans to purchase 1,060,948 shares of the Company's common stock were outstanding with an exercise price between $0.43 and $10.21.

Summary of Outstanding Stock Options

         A summary of the status of the Company's outstanding stock options as of December 31, 2001 and 2000, and the changes during the years then ended, is presented below:

                                                             2001                                2000
                                                   ---------------------------         ----------------------------
                                                               Weighted Average                     Weighted Average
                                                   Shares       Exercise Price         Shares        Exercise Price
                                                   ------       --------------         ------        --------------
Options outstanding at beginning of year          5,110,977         $ 0.88            2,891,114          $ 1.21
Options granted                                   1,084,415         $ 0.97            2,611,875          $ 0.56
Videonics additions                               1,117,597         $ 0.93                   --             --
Options exercised                                  (351,850)        $ 1.07              (77,000)         $ 1.17
Options canceled                                   (816,683)        $ 0.93             (315,012)         $ 1.28
Options outstanding at end of year                6,144,456         $ 0.94            5,110,977          $ 0.88
Options exercisable at end of year                3,696,779         $ 1.05            1,995,123          $ 1.05
Weighted average fair value of options
 granted during the year                                            $ 0.74                               $ 0.40

         At December 31, 2001, options available for grant under all plans totaled 4,750,503.

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements

         Information pertaining to options outstanding at December 31, 2001 is as follows:

                                                    Options Outstanding                Options Exercisable
                                           -----------------------------------       ----------------------
                                                         Weighted      Weighted                    Weighted
                                                          Average       Average                     Average
Range of                                  Outstanding    Remaining     Exercise     Exercisable    Exercise
Exercise Prices                            12/31/01        Life          Price       12/31/01        Price
---------------                            --------        ----          -----       --------        -----
$0.43 - $0.57                              2,401,719     5.0 yrs         $0.56       1,129,801       $0.56
$0.72 - $1.22                              2,850,089     3.0 yrs         $1.07       1,848,337       $1.12
$1.28 - $2.87                                876,985     4.7 yrs         $1.52         702,978       $1.55
$3.00 - $10.21                                15,663     6.0 yrs         $7.50          15,663       $7.50
Outstanding at December 31, 2001           6,144,456     4.0 yrs         $0.95       3,696,779       $1.19

Stock-based Compensation.

         At December 31, 2001, the Company has stock option plans and non-plan stock options that are described above. The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for stock options issued to employees. Had compensation cost for the Company's stock-based compensation plans and non- plan stock options outstanding been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below (in thousands except per share data):

                                               Years ended December 31,
                                             ------------------------------
                                                2001              2000
                                                ----              ----
Net loss                   As reported       $    (6,658)      $   (12,029)
                           Pro forma         $    (7,887)      $   (12,865)
Basic loss per share       As reported       $     (0.21)      $     (0.48)
                           Pro forma         $     (0.25)      $     (0.51)
Diluted loss per share     As reported       $     (0.21)      $     (0.48)
                           Pro forma         $     (0.25)      $     (0.51)

         Common stock equivalents have been excluded from all calculations of loss per share and pro forma loss per share in 2001 and 2000 because the effect of including them would be anti-dilutive.

         The fair value of each grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001 and 2000, respectively; dividend yield of 0.0%; expected volatility of 100%, risk-free interest rates of 3.9%-4.9% and 6.2% and expected lives of 5.0 years.

13.  Net Loss Per Share

         In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income
(loss) per share is provided as follows (in thousands, except per share amounts):

                                                        2001           2000
                                                        ----           ----

        Numerator - basic and diluted
        Net loss                                      $ (6,658)    $   (12,029)
                                                      --------     -----------
        Net loss available to common stockholders       (6,658)        (12,029)
                                                      --------     -----------
        Denominator - basic and diluted
        Weighted average common shares                  31,702          25,225
                                                      --------     -----------
        Basic and diluted net loss per share
        outstanding                                   $  (0.21)    $    (0.48)
                                                      --------     -----------

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements

         The following table summarizes common stock equivalents that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive for the years ended December 31, 2001 and 2000 (in thousands):

                                                        2001             2000
                                                        ----             ----

Conversion of notes payable to shareholder           1,936,000                --
Options to purchase common stock                     6,101,733         4,240,655
Warrants to purchase common stock                      692,650           487,780
                                                     ---------         ---------
Total common stock equivalents                       8,730,383         4,728,435
                                                     =========         =========

14.  Income Taxes

         The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes of $2,000 for the year ended December 31, 2000 (none for the year ended December 31, 2001) pertained to current state income taxes.

         The differences between the provisions for income taxes from the benefits computed by applying the statutory Federal income tax rate are as follows (in thousands):

                                                                Years Ended
                                                               December 31,
                                                           --------------------
                                                             2001         2000
                                                           -------      -------
Benefit computed at statutory rate (34%)                   $(2,264)     $(4,081)
State income tax benefit, net of federal tax                  (388)        (753)
Increase in valuation allowance on deferred
  tax assets                                                 1,104        4,642
Non-deductible goodwill                                        574           49
In process research and development                            201         --
Deferred compensation                                           45         --
Nondeductible registration expenses                            174         --
Other                                                          554          145
                                                           -------      -------
                                                           $  --        $     2
                                                           =======      =======

         The net deferred tax asset consists of the following (in thousands):

                                                              December 31,
                                                        -----------------------
                                                          2001           2000
                                                        --------       --------
Net deferred tax asset                                  $ 21,822       $ 17,369
Valuation allowance on deferred tax asset                (21,822)       (17,369)
                                                        --------       --------
Net deferred tax asset                                  $   --         $   --
                                                        ========       ========

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements

         The tax effects of each type of income and expense item that give rise to deferred taxes are as follows (in thousands):

                                                                December 31,
                                                          ---------------------
                                                            2001         2000
                                                          --------     --------
Net operating loss carry forward                          $ 19,799     $ 15,273
Income tax credit carry forward                                273          204
Tax basis in excess of book basis of fixed assets              298          166
Book inventory cost less than tax basis                        471          301
Reserve for bad debts                                           91          209
Tax basis in excess of book basis of other assets             --            466
Tax basis in subsidiaries in excess of book value              991          936
Deferred research and development cost                         688         --
Other accruals                                                 284          105
Capitalized software development costs                        (162)        (291)
Intangible assets                                             (911)        --
                                                          --------     --------
                                                            21,822       17,369
Valuation allowance on deferred tax asset                  (21,822)     (17,369)
                                                          --------     --------
Net deferred tax asset                                    $   --       $   --
                                                          ========     ========

         A summary of the change in the valuation allowance on deferred tax assets is as follows (in thousands):

                                                                 Years Ended
                                                                December 31,
                                                           ---------------------
                                                             2001         2000
                                                           -------       -------
Balance at beginning of year                               $17,369       $12,727
Purchase adjustment associated with
  Videonics merger                                           3,349          --
Addition to the allowance for deferred
  tax assets                                                 1,104         4,642
                                                           -------       -------
Balance at end of year                                     $21,822       $17,369
                                                           =======       =======

         At December 31, 2001, the Company has the following carryforwards available for income tax purposes (in thousands):

Federal net operating loss carry forwards expiring in various
amounts through 2021                                              $      52,500
                                                                  =============

State net operating loss carry forwards expiring in various
amounts through 2006                                              $      30,100
                                                                  =============

Credit for research activities                                    $         200
                                                                  =============

         Due to the uncertainty surrounding the realization of these favorable tax attributes, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets. Current federal and state tax laws include substantial restrictions on the utilization of tax credits in the event of an "ownership change" of a corporation, as provided in Section 382 of the Internal Revenue Code. Accordingly, utilization of the Company's net operating losses and tax credits will be limited.

15.  Segment Information

         SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. The Company is organized and operates in one reportable segment which consists of the development, manufacturing, marketing and sale of computer enhancement devices for personal computers and televisions.

         During the years ended December 31, 2001 and 2000, the Company only had operations in the United States. Sales to a major distributor for the years ended December 31, 2001 and 2000 represented approximately $2,758,000 or 12% and $2,242,000 or 15% of the Company's total net revenues, respectively.

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements

         The following table summarizes revenue by geographic area for the years ended December 31, 2001 and 2000 (in thousands):


                                                             2001         2000
                                                            -------      -------
United States                                               $18,170      $14,365
North America (excluding the United States)                     837           39
Europe                                                        1,323          738
Asia                                                          2,978           91
                                                            -------      -------
     Total                                                  $23,308      $15,233
                                                            =======      =======

     The following table summarizes revenue by customer channel for the years ended December 31, 2001 and 2000 (in thousands):


                                                          2001            2000
                                                         -------         -------
Professional Audio Visual                                $13,526         $ 3,749
OEM including contract revenue                             4,090           2,879
Resellers                                                  5,692           8,605
                                                         -------         -------
             Total                                       $23,308         $15,233
                                                         =======         =======

16.  Employee Benefit Plan

         Effective July 1, 1998, the Company implemented a Section 401(k) Profit Sharing Plan (the "401(k) Plan") for all eligible employees. The Company may make discretionary contributions to the 401(k) Plan. Employees are permitted to make elective deferrals of up to 15% of employee compensation and employee contributions to the 401(k) Plan are fully vested at all times. Depending on the Plan, Company contributions either become vested over a period of five years or are vested immediately. For the year ended December 31, 2001, the Company made contributions of approximately $20,000 (none for the year ended December 31, 2000).

17.  Related Party Transactions

         Timothy Mahoney, who is a Focus director, is a principal of vFinance.com, Inc., the parent of vFinance Capital L.C. and a partner of Union Atlantic L.C. For the year ended December 31, 2000, Focus paid Union Atlantic L.C. $83,206, in consulting fees in connection with equity financing agreements negotiated by Union Atlantic L.C. For the year ended December 31, 2001, the Company issued to vFinance Capital L.C. 243,833 shares of our common stock in lieu of investment banking fees in connection with the acquisition of Videonics in January 2001, and 35,492 additional shares due to the change in the market price of our common stock.

         Additionally during 2001, 79,444 shares of our common stock were issued to vFinance.com, Inc. for payment under and settlement for the termination of a Management and Financial Consulting Agreement between Focus and Union Atlantic L.C. and vFinance Capital L.C., and 11,563 additional shares due to the change in market price of our common stock. Pursuant to various agreements, in the event vFinance.com, Inc. or any of its affiliates publicly sell the shares of common stock in the market at a price below $1.03, Focus will be required to issue to vFinance.com, Inc. additional unregistered shares to make up any shortfalls, up to a maximum of 3,500,000 shares. Such shares can be repurchased by Focus within five (5) business days from the date of issuance at the difference between the market price at the time the shares were sold by vFinance or its affiliates and $1.03. Such amount would not exceed $301,000. Of the 370,332 shares issued, 47,055 shares have been issued pursuant to the price protection provision. The fair value of such shares at the date of issuance, totaling approximately $49,000, has been recognized in the accompanying balance sheet as of December 31, 2001 as Deferred Price Protection on Common Stock. If the sale of the 47,055 shares results in cash proceeds to vFinance.com in excess of the amount required to satisfy the Company's obligations under the price protection provision, vFinance.com will be required to remit the excess cash to the Company.

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements

         In addition, pursuant to an agreement dated December 27, 2001, vFinance received a warrant to purchase 25,000 shares of our common stock at a per share exercise price of $1.54 per share. For such compensation, vFinance will provide Focus with non-exclusive financial advisory services for a period of 12 months.

         Furthermore, in connection with its efforts to find investors in the private placement completed on January 11, 2002, vFinance received $275,000 in cash and a warrant to purchase 123,690 shares of common stock of Focus at $1.36 per share.

18.  Subsequent Events

         Termination of Equity Line of Credit

         In an effort to meet funding needs, the Company entered into a private equity line of credit agreement with Euston Investments. Under the equity line of credit agreement, the Company was to have issued up to 4,000,000 shares of common stock, subject to certain restrictions, to Euston at a 10% discount to raise additional funds. The Company had sought to register such shares under a Registration Statement on Form SB-2. However, before the registration statement was declared effective, on January 11, 2002, the Company and Euston mutually agreed to terminate the agreement. As consideration for terminating the agreement, the exercise price of Euston's warrants to purchase 250,000 shares of Focus common stock was reduced from $1.625 to $0.75 per share.

         Private Placement

         On January 11, 2002, the Company completed the sale of 2,434,490 shares of its common stock in a private placement to four independent third parties, receiving net proceeds of approximately $2,450,000. The shares were sold at a 20% discount to the 20-day average closing bid prices of the Company's common stock as of December 27, 2001, the date an agreement in principle was reached by the parties. In connection with the private placement, the Company issued warrants to the four investors to purchase a total of 367,140 shares of common stock at an exercise price of $1.36 per share.

         Settlement of CRA Litigation

         On January 3, 2002, the U.S. Court of Appeals affirmed the $2,147,722 judgment plus interest awarded to CRA Systems Inc., virtually in its entirety. The Company had already recorded a charge to operations during the third quarter of 2000 for the entire amount and had been accruing interest monthly. Additionally, the Company had secured a bond during the fourth quarter of 2000 in the approximate amount of $2.3 million (being the approximate amount of the judgment plus 10% to cover interest and costs of CRA). Therefore, in February 2002, the Company utilized the bond to pay CRA Systems Inc., $2,216,000 in accordance with the judgment, consisting of the accrued legal judgment of $2,073,000 December 31, 2001 and accrued interest related thereto of $143,000. This case is now closed.

                                   Signatures

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FOCUS ENHANCEMENTS, INC.

                                        By: /s/ Michael D'Addio
                                            --------------------------
                                            Michael D'Addio, President & CEO

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                              Title                     Date
        ---------                              -----                     ----
/s/ Thomas L. Massie                Chairman of the Board         March 29, 2002
-------------------------
Thomas L. Massie

/s/ Michael D'Addio                 President, Chief Executive    March 29, 2002
-------------------------           Officer and Director
Michael D'Addio

/s/ Gary L. Williams                Principal Accounting Officer  March 29, 2002
-------------------------           Vice President of Finance
Gary L. Williams                    and CFO

/s/ Carl E. Berg                    Director                      March 29, 2002
-------------------------
Carl E. Berg

/s/ John C. Cavalier                Director                      March 29, 2002
-------------------------
John C. Cavalier

/s/ William B. Coldrick             Director                      March 29, 2002
-------------------------
William B. Coldrick

/s/ William Jasper, Jr.             Director                      March 29, 2002
-------------------------
N. William Jasper, Jr.

/s/ Timothy E. Mahoney              Director                      March 29, 2002
-------------------------
Timothy E. Mahoney