Form 10QSB
period 2002-03-31
FOCUS ENHANCEMENTS INC
filed 2002-05-15
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                For the quarterly period ended March 31, 2002, or

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

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of May 10, 2002, there were 35,979,150 shares of the Registrant's Common Stock Outstanding.

                            Focus Enhancements, Inc.
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (unaudited)

                                                                          March 31, December 31,
                                                                          --------- ------------
                                                                            2002       2001
                                                                          --------   --------
                                   ASSETS
Current assets:
  Cash and cash equivalents                                               $    525   $    449
  Restricted collateral deposit                                               --        2,363
  Accounts receivable, net of allowances of $477 and $666 at
    March 31, 2002 and December 31, 2001, respectively                       3,427      3,314
  Inventories, net of reserves of $798 and $819 at March 31, 2002            3,820      4,009
    and December 31, 2001, respectively
  Prepaid expenses and other current assets                                    184        230
                                                                          --------   --------
    Total current assets                                                     7,956     10,365

Property and equipment, net                                                    378        411
Capitalized software development costs                                         295        379
Other assets                                                                   105        107
Intangibles, net                                                             1,977      2,181
Goodwill, net                                                                4,654      4,654
                                                                          --------   --------
    Total assets                                                          $ 15,365   $ 18,097
                                                                          ========   ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Obligations under capital leases, current portion                             42         42
  Accounts payable                                                           2,381      4,295
  Accrued liabilities                                                        1,930      1,917
  Accrued legal judgment                                                      --        2,073
                                                                          --------   --------
    Total current liabilities                                                4,353      8,327

Convertible notes payable to stockholder                                     3,867      4,012
Obligations under capital leases, non-current                                   35         45
                                                                          --------   --------

    Total liabilities                                                        8,255     12,384
                                                                          --------   --------

Commitments and contingencies

Stockholders' equity

  Preferred stock, $.01 par value; authorized 3,000,000 shares;               --         --
      1,904 shares issued at March 31, 2002 and December 31, 2001
      (aggregate liquidation preference $2,267)
  Common stock, $.01 par value; 50,000,000 shares authorized, 35,873,690 and 33,423,403 shares issued at March 31, 2002 and December
31,                                                                            359        334
2001, respectively
  Additional paid-in capital                                                64,612     61,616
  Accumulated deficit                                                      (57,020)   (55,366)
  Deferred compensation and price protection                                  (141)      (171)
  Treasury stock at cost, 450,000 shares                                      (700)      (700)
                                                                          --------   --------
  Total stockholders' equity                                                 7,110      5,713
                                                                          --------   --------
    Total liabilities and stockholders' equity                            $ 15,365   $ 18,097
                                                                          ========   ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                            Focus Enhancements, Inc.
                 Condensed Consolidated Statements Of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                    Three Months ended March 31,
                                                    ----------------------------
                                                        2002          2001
                                                      --------      --------
Net product revenues                                  $  4,058      $  5,009
Contract revenues                                          700          --
                                                      --------      --------
  Total net revenues                                     4,758         5,009

Cost of revenues:
  Products                                               2,573         3,219
  Contract                                                 460          --
                                                      --------      --------
  Total costs of revenues                                3,033         3,219
                                                      --------      --------

  Gross profit                                           1,725         1,790
                                                      --------      --------

Operating expenses:
  Sales, marketing and support                           1,386         1,460
  General and administrative                               673           743
  Research and development                                 922           995
  Amortization expense                                     291           576
  Restructuring expense                                   --              33
  Write-off of in-process technology                      --             505
                                                      --------      --------

    Total operating expenses                             3,272         4,312
                                                      --------      --------

    Loss from operations                                (1,547)       (2,522)

  Interest expense, net                                    (83)         (123)
  Other expense, net                                       (24)          (79)
                                                      --------      --------

    Loss before income taxes                            (1,654)       (2,724)

  Income tax expense                                      --            --
                                                      --------      --------

    Net loss                                          $ (1,654)     $ (2,724)
                                                      ========      ========

Loss per common share:
  Basic                                               $  (0.05)     $  (0.09)
                                                      ========      ========
  Diluted                                             $  (0.05)     $  (0.09)
                                                      ========      ========

Weighted average common shares outstanding:
  Basic                                                 35,009        30,183
                                                      ========      ========
  Diluted                                               35,009        30,183
                                                      ========      ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                            Focus Enhancements, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                                      2002     2001
                                                                                    -------   -------
Cash flows from operating activities:
Net loss                                                                            $(1,654)  $(2,724)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                         370       701
  Deferred compensation expense                                                          30        62
  Gain on debt settlement                                                               263      --
  In process research and development                                                  --         505
  Changes in operating assets and liabilities, net of the effects of acquisitions:
   Increase in accounts receivable                                                     (113)      (36)
   Decrease in inventories                                                              189       172
   Decrease in prepaid expenses and other assets                                         46        27
   Increase (decrease) in accounts payable                                           (1,284)        6
   Increase (decrease) in accrued liabilities                                          (284)      206
   Payment of legal judgement                                                        (2,073)     --
                                                                                    -------   -------

  Net cash used in operating activities                                              (4,510)   (1,081)
                                                                                    -------   -------

Cash flows from investing activities:
  Decrease in restricted certificates of deposit                                       --         710
  Decrease in restricted collateral deposit                                           2,363      --
  Additions to property and equipment                                                   (47)      (26)
  Net cash from acquisition of Videonics                                               --         360
                                                                                    -------   -------

Net cash provided by investing activities                                             2,316     1,044
                                                                                    -------   -------

Cash flows from financing activities:
  Payments on notes payable and long-term debt                                         --        (100)
  Proceeds from convertible notes payable to shareholder                               --       1,000
  Repayment of convertible notes payable to shareholder                                (145)     --
  Payments under capital lease obligations                                              (10)      (36)
  Net proceeds from private offerings of common stock                                 2,425      --
  Net proceeds from exercise of common stock options and warrants                      --           6
                                                                                    -------   -------

Net cash provided by financing activities                                             2,270       870
                                                                                    -------   -------

Net increase in cash and cash equivalents                                                76       833
Cash and cash equivalents at beginning of year                                          449       352
                                                                                    -------   -------

Cash and cash equivalents at end of period                                          $   525   $ 1,185
                                                                                    =======   =======

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                            Focus Enhancements, Inc.
              Notes To Unaudited Consolidated Financial Statements

1. Basis of Presentation - Interim Financial Information

     The condensed consolidated financial statements of Focus Enhancements, Inc. ("the Company") as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

     In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position, operating results and cashflows for interim periods presented.. The results of operations and cashflows for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for any future period. The consolidated financial statements include the accounts of the Company and, as of the January 16, 2001 acquisition date (see "Note 3"), Videonics Inc. ("Videonics"). All intercompany accounts and transactions have been eliminated upon consolidation.

2. Management's Plans

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the quarter ended March 31, 2002 and year ended December 31, 2001, the Company incurred a net loss of $1,654,000 and $6,658,000, and net cash used in operating activities totaled $4,510,000 and $3,452,000, respectively. These factors indicate that the Company may potentially be unable to continue as a going concern. . Additionally, our auditors have included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2001 with respect to uncertainties about our ability to continue as a going concern.

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

     The Company has historically met cash needs from the proceeds of debt, the sale of common stock in private placements, and the exercise of stock options and warrants. Management is assessing its product to identify how to enhance existing product lines or create new distribution channels. In addition, the Company is developing and expects to release at least three new products during 2002. Although there can be no assurances, management expects the Company's sales for 2002 to increase over consolidated revenues for 2001, as the Company begins shipments of its new products and expected synergies in its sales channels solidify.

     During 2001, management took steps to reduce costs, including a 13% reduction in personnel, the closure of its Wilmington, MA facility on April 1, 2001, the transfer of operations, customer support and finance to the Campbell, CA, headquarters facility, and the relocation of the remaining sales personnel into a 2,800 square foot facility. To further reduce its expenses, in April 2002, Company reduced its personnel by an additional 9%.

     Even with the anticipated reduction in expenses related to the restructuring and an expected increase in sales, the Company anticipates that during 2002 it will need to raise additional funds to support its working capital needs and meet existing debt obligations. In connection with that need, on January 11, 2002, the Company raised net proceeds of approximately $2.4 million in a private placement transaction with independent third parties through the issuance of 2,434,490 shares of the Company's common stock. Additional financings may be required in 2002 as the Company implements its business plans.

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

4. Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company adopted SFAS No. 142 for its fiscal year beginning January 1, 2002 and, as such, ceased the amortization of goodwill resulting from business combinations completed prior to the adoption of SFAS 141, with a net carrying value of $4,654,000 at the date of adoption. On a pro forma basis had the amortization of goodwill ceased on January 1, 2001, the Company's amortization expense for the three months ended March 31, 2001 would have decreased by $333,000, and the Company would have reported a net loss of $2,391,000 or $0.08 per share. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

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

5. Inventories

     Inventories at March 31, 2002 and December 31, 2001, consist of the following:

                                        2002        2001
                                     ----------  ----------
                    Raw materials    $1,490,000  $1,678,000
                    Work in process     453,000     825,000
                    Finished goods    1,877,000   1,506,000
                                     ----------  ----------
                    Totals           $3,820,000  $4,009,000
                                     ==========  ==========

                            Focus Enhancements, Inc.
              Notes To Unaudited Consolidated Financial Statements

6. Commitments

     Convertible Notes

     On October 26, 2000, Carl Berg, a Focus director and shareholder, loaned Focus $2,362,494 to collateralize a $2,362,494 bond posted in connection with the CRA litigation (see "CRA Systems, Inc."). The promissory note has a term of three years and bears interest at a rate of prime plus 1% (7.75% at December 31,
2001). Interest earned on the restricted collateral deposit is payable to Mr. Berg. The interest payable by the Company to Mr. Berg is reduced by the amount of interest earned on the restricted collateral deposit. The principal amount of the note will be due at the end of its term on October 26, 2003, with interest to be paid quarterly. Under certain circumstances, including at the election of Mr. Berg and Focus, the promissory note and any accrued and unpaid interest is convertible into shares of Focus common stock at a conversion price of $1.25 which represented the average closing bid and ask price of the Company's common stock on the day preceding the agreement. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a first priority security interest, over substantially all of the assets of Focus. On May 7, 2001, $46,000 of outstanding interest due under the note was converted into 38 shares of Series B Preferred Stock. See "Note 8. Stockholders Equity - Preferred Stock" for more information. In February 2002, in connection with the settlement of the CRA Systems Inc. case, the bond was liquidated and excess proceeds of $145,000 were used to pay down a portion of this note. As of March 31, 2002 the Company had unpaid principal and accrued interest due under the note totaling approximately $2,306,000.

     On February 28, 2001, Carl Berg agreed to loan Focus $2.0 million to support the Company's working capital needs. The promissory note has a due date of October 26, 2003 and bears interest at a rate of prime plus 1%. The principal amount of the note will be due at the end of its term, with interest to be paid quarterly. On April 24, 2001, the note was amended to provide that under certain circumstances, including at the election of Mr. Berg and Focus, the promissory note and any accrued and unpaid interest is convertible into shares of Focus preferred stock at a conversion price of $1,190 per share which represented 1,000 (each share of preferred is convertible into 1,000 shares of common) multiplied by 125% of the trailing 30-day average of the Company's common stock ending April 23, 2001. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a security interest in first priority over substantially all of the assets of Focus. On May 7, 2001, the Company and Mr. Berg agreed to the conversion of $1,000,000 of the outstanding principal balance and $16,000 of accrued interest into 854 shares of Series B Preferred Stock. See "Note 8. Stockholders Equity - Preferred Stock" for more information. As of March 31, 2002 the Company had principal and accrued interest due under the note totaling approximately $1,072,000.

     On June 29, 2001, the Company issued a convertible promissory note to Mr. Berg in the amount up to $650,000 to support the Company's working capital needs. The promissory note has a due date of January 3, 2003 and bears interest at a rate of prime plus 1%. The principal amount of the note will be due at the end of its term, with interest to be paid quarterly. The note provides that at the election of Mr. Berg and Focus, the promissory note and any accrued and unpaid interest is convertible into shares of Focus series C Preferred Stock at a conversion price of $1,560 per share which represented 1,000 (each share of preferred is convertible into 1,000 shares of common) multiplied by 125% of the trailing 30-day average of the Company's common stock ending June 28, 2001. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a security interest in first priority over substantially all of the assets of Focus. As of March 31, 2002 the Company had principal and accrued interest due under the note totaling approximately $687,000.

     On January 16, 2001 in connection with the Videonics merger, Focus assumed an unsecured note payable to Carl Berg in the amount of $1,035,000. The note earned interest at 8% per year and was due on January 16, 2002. On May 7, 2001, the entire outstanding principal balance of $1,035,000 and approximately $169,000 of accrued interest were converted into 1,012 shares of Series B Preferred Stock.

     Restricted Collateral Deposit

     In connection with the CRA Systems, Inc. ("CRA") judgment discussed below, the Company posted a bond in the amount of $2,362,494 to suspend any enforcement of the judgment pending appeal. Carl Berg, a director and stockholder of the Company obtained the bond on Focus' behalf in exchange for a secured convertible note in the same

                            Focus Enhancements, Inc.
              Notes To Unaudited Consolidated Financial Statements

amount as described in "Convertible Notes Payable to Stockholder" above. The bond was irrevocable and was collateralized by a certificate of deposit in the amount of $2,363,000. In February, 2002, the Company utilized the bond to pay CRA Systems Inc., $2,216,000 in accordance with the judgment, consisting of the accrued legal judgment of $2,073,000 and accrued interest related thereto of $143,000. As the case was settled for less than the bond, $145,000 was used to pay down a portion of the convertible note payable to Mr. Berg. See "CRA Systems Inc." for further discussion.

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

     On or about December 7, 2001 the parties reached an agreement in principle to settle this case. The settlement is subject to the preparation of a settlement stipulation mutually satisfactory to all parties, and court approval, after notice to stockholders and a hearing. It is expected that the settlement will be funded entirely by proceeds from defendants' insurance carrier. There can be no assurance, however, that the parties will eventually reach a settlement acceptable to all sides.

     CRA Systems, Inc.

     In 1996 Focus entered into a distribution agreement with CRA , a Texas corporation, the terms and nature of which were subsequently disputed by the parties. Focus contended that a particular transaction in dispute with CRA was simply a sale of inventory for which it was never paid. CRA contended otherwise. CRA brought suit against Focus in 1998, for breach of contract and other claims, contending that Focus grossly exaggerated the demand for the product and the margin of profit that was available to CRA. CRA sought to recover out-of-pocket losses exceeding $100,000 and lost profits of $400,000 to $1,000,000. The case was removed to the US District Court for the Western District of Texas. A jury trial held in May 2000 in that court resulted in a verdict in favor of CRA for $848,000 in actual damages and $1,000,000 in punitive damages. On October 10, 2000, the court rendered a judgment in favor of CRA for actual damages, punitive damages, attorney's fees, costs, and interest. In connection with this judgment, Focus recorded an expense of $2,147,722 in the period ended September 30, 2000. The court overruled a motion for new trial, and Focus appealed the judgment to the U.S. Court of Appeals for the Fifth Circuit in New Orleans, Louisiana. On October 27, 2000, Focus submitted a bond in the approximate amount of $2.3 million (being the approximate amount of the judgment plus 10% to cover interest and costs of CRA) and the U.S. District Court granted a stay of any enforcement of the judgment pending appeal. The Court of Appeals held oral arguments on December 3, 2001. On January 3, 2002, the Court of Appeals affirmed the judgment awarded to CRA virtually in its entirety. As described above, Focus had already recorded a charge to operations to establish a legal reserve for such amount during the third quarter of 2000. Such accrued legal judgement was reduced to $2,073,000 at December 31, 2001 based on the final amount affirmed by the Court of Appeals. In February, 2002, the Company utilized the bond to pay $2,216,000 in accordance with the judgment, consisting of the accrued legal judgment of $2,073,000 and accrued interest related thereto of $143,000. Excess bond proceeds of $145,000 were used to pay down a Convertible Note Payable to Mr. Berg. See "Convertible Notes" for further discussion. This case is now closed.

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

7. Stockholders' Equity

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

     The Company is obligated, under certain circumstances, including at the election of Mr. Berg and Focus, to convert the outstanding balances of convertible notes payable to Mr. Berg, and any unpaid interest, into shares of Focus preferred stock. As of March 31, 2002, approximately 1,341 shares of preferred stock were subject to issuance to Mr. Berg pursuant to the convertible notes payable agreements. See "Note 7. Commitments - Convertible Notes."

Common Stock

     On July 28, 2000, the Company entered into an equity line of credit agreement with Euston Investments Holdings Limited ("Euston"), for the future issuance and purchase of up to 4,000,000 shares of the Company's common stock at a 10% discount. In lieu of providing Euston with a minimum aggregate drawdown commitment, the Company issued to Euston a stock purchase warrant to purchase 250,000 shares of common stock with an exercise price of $1.625. The warrant expires June 12, 2005. The Company had sought to register such shares under a Registration Statement on Form SB-2. However, before the registration statement was declared effective, on January 11, 2002, Focus and Euston mutually agreed to terminate the agreement. As consideration for terminating the agreement, the exercise price of Euston's warrants to purchase 250,000 shares of Focus common stock was reduced from $1.625 to $0.75 per share. The Company recorded a charge to Other Expenses of approximately $334,000 in the quarter ended March 31, 2002 based on the fair value of the repriced warrants. The fair value of the warrants were calculated using the Black-Scholes option pricing model with the following assumptions: contractual term of 17 months, volatility of 140%, risk free interest rate of 2.9% and no dividends during the term of the warrant.

     On January 11, 2002, the Company completed the sale of 2,434,490 shares of its common stock in a private placement to four independent third parties, receiving proceeds of approximately $2,425,000, which is net of offering costs of $325,000. Additionally, the Company incurred $182,000 of costs during 2001 in connection with this offering (including costs associated with the subsequent registration of the shares), resulting in total offering costs of $507,000. The shares were sold at a 20% discount to the 20-day average closing bid prices of the Company's common stock as of December 27, 2001, the date an agreement in principle was reached by the parties. In connection with the private placement, the Company issued warrants to the four investors to purchase a total of 367,140 shares of common stock at an exercise price of $1.36 per share. See also, "Note
9. Related Party Transactions."

     On March 1, 2002, the Company issued warrants to purchase 270,000 shares of common stock as compensation to three unrelated parties for consulting services in the areas of investment advisory, investor relations and public relation services. The warrants are exercisable for a period of two to three years at an exercise prices between $1.35 and $1.50 per share. The Company recorded charges of approximately $238,000 for the quarter ended March 31, 2002 based on the fair value of the warrants. Such amounts were recorded as General and administrative expenses and the fair value of the warrants were calculated using the Black-Scholes option pricing model with the following assumptions: contractual term of 2 to 3 years, volatility of 136% to 140%, risk free interest rate of 2.9% to 3.6% and no dividends during the term of the warrant.

                            Focus Enhancements, Inc.
              Notes To Unaudited Consolidated Financial Statements

     As  of  March  31,  2002,   the  Company  was   obligated   under   certain
circumstances, to issue the following additional shares of common stock pursuant to derivative securities, instruments or agreements:

                                                           March 31, 2002
                                                           --------------
         Warrants to purchase common stock                    1,470,219
         Options to purchase common stock                     6,159,457
         Notes payable convertible into common stock          1,844,800
         Preferred Stock convertible into common stock        1,904,000
                                                             ----------
              Total shares of common stock obligated, under
               certain circumstances, to issue               11,378,476
                                                             ==========

     In addition, the Company is obligated under certain circumstances, to issue up to 1,341 shares of preferred stock upon the conversion of $1,759,000 debt and accrued interest. See "Note 7. Commitments - Convertible Notes."

8. Related Party Transactions

     During the quarter ended March 31, 2002, in connection with its efforts to find investors in the private placement completed on January 11, 2002, vFinance Investments Inc. received $275,000 in cash and a warrant to purchase 123,690 shares of common stock of Focus at $1.36 per share. Timothy Mahoney, who is a Focus director, is a principal of vFinance.

9. Significant Customers

     Three unrelated customers, each with sales in excess of 10% of our revenue accounted for 35% of total revenue for the quarter ended March 31, 2002. In addition, three customers, each with accounts receivable balances in excess of 10% of our accounts receivable accounted for 58% of total accounts receivable at March 31, 2002. One unrelated customer accounted for 12% of total revenue for the quarter ended March 31, 2001. In addition, two customers, each with accounts receivable balances in excess of 10% of our accounts receivable accounted for 31% of total accounts receivable at March 31, 2001.

     Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Introduction

     The following information should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Certain Factors That May Affect Future Results

     From time to time, information provided by the Company or statements made by its employees may contain "forward looking" information within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words or phrases such as "believe", "plan", "expect", "intend", "anticipate", "estimate", "project", "forecast", "may increase", "may fluctuate", "may improve" and similar expressions or future or conditional verbs such as "will", "should", "would", and "could". These forward-looking statements relate to, among other things, expectations of the business environment in which Focus operates, opportunities and expectations regarding technologies, anticipated performance or contributions from new and existing employees, projections of future performance, possible changes in laws and regulations, potential risks and benefits arising from the implementation of the Company's strategic and tactical plans, perceived opportunities in the market, potential actions of significant stockholders and investment banking firms, and statements regarding the Company's mission and vision. The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. Factors that may cause such differences include, without limitation, the availability of capital to fund the Company's future cash needs, reliance on major customers, history of operating losses, limited availability of capital under credit arrangements with lenders, market acceptance of the Company's products, technological obsolescence, competition, component supply problems and protection of proprietary information, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Each forward looking statement should be read in conjunction with the consolidated financial statements and notes thereto, of this Quarterly Report and with the information contained in Item 2, including, but not limited to, "Risk Factors" contained herein, together with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, including, but not limited to, the section therein entitled "Certain Factors That May Affect Future Results" and "Risk Factors." Focus does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

     In accordance with the Company's restructuring plan, it has significantly reduced its post merger staffing in the areas of operations, customer support and finance as these areas have been consolidated into the company's Campbell, California facility. In March 2001, the Company negotiated an early release from its lease of a 22,000 square foot facility located in Wilmington, Massachusetts and has since moved its remaining Massachusetts' sales personnel into a 2,800 square foot facility located in Chelmsford, Massachusetts.

Results of Operations

Net Revenues

     Net revenues for the three-months ended March 31, 2002 were $4,758,000 as compared with $5,009,000 for the three-month period ended March 31, 2001 a decrease of $251,000, or 5%.

     For the three months ended March 31, 2002, net sales to Professional AV customers were approximately $2,170,000 compared to $3,331,000 for the same period in 2001, a decrease of $1,161,000 or 35%. The decrease partially related to an interruption in manufacturing at one of our vendors located in Mexico, which we estimate will cause approximately $300,000 of orders to move into the second quarter. Additionally, there has been a decrease in business to business sales since the September 11, 2001 terrorist attacks and as a result of the slowdown in the economy.

     For the three months ended March 31, 2002, net sales to OEM customers, which includes contract revenues, were approximately $1,232,000 as compared to $441,000 for the same period in 2001, an increase of $791,000 or 179%. The increase is primarily attributable to contract revenue of $700,000 included in the first quarter of 2002, while no contract revenues were recorded in the first quarter of 2001.

     For the three months ended March 31, 2002, net sales to Resellers consisting of Distributors, Retailers, VAR's and Education segments were approximately $1,356,000 as compared to $1,237,000 for the same period in 2001, an increase of $119,000 or 10%. The slight increase in sales is primarily related to lower than expected sales in the first quarter of 2001 as a result of production issues encountered during the Company's merger with Videonics, which were resolved during the second quarter of 2001. Overall sales to resellers has been trending lower as a result of a reduction of nationwide computer sales, decreased educational spending and a trend by certain customers to incorporate our scan conversion chips in televisions and video conferencing systems.

     As  of  March  31,  2002,   the  Company  had  a  sales  order  backlog  of
approximately $855,000.

Cost of Goods Sold

     Cost of goods sold were $3,033,000, or 64% of net sales, for the three-months ended March 31, 2002, as compared with $3,219,000, or 64% of net sales, for the three-months ended March 31, 2001, a decrease of $186,000 or 6%. The Company's gross profit margin for the three months ended March 31, 2002 and 2001 was 36%. Costs of good sold as a percentage of revenue for the three months ended March 31, 2002 was impacted by product mix, as revenues were composed of a higher percentage of contract revenues that are at lower margins than product sales. For the three month period ended March 31, 2001, the Company incurred expenses of approximately $250,000 associated with the operations department of the Wilmington, Massachusetts facility and the moving of inventory to Campbell, California. The Company closed its Wilmington facility on March 31, 2001.

Sales, Marketing and Support Expenses

     Sales, marketing and support expenses were $1,386,000, or 29% of net revenues, for the three-months ended March 31, 2002, as compared with $1,460,000, or 29% of net revenues, for the three-months ended March 31, 2001, a decrease of $74,000 or 5%. The decrease in sales, marketing and support expenses in absolute dollars is primarily the result of reduced marketing and advertising expenses.

General and Administrative Expenses

     General and administrative expenses for the three-months ended March 31, 2002 were $673,000 or 14% of net revenues, as compared with $743,000 or 15% of net revenues for the three-months ended March 31, 2001, a decrease of $70,000 or 9%. The decrease is primarily the result of decreased payroll expenses, consulting and legal fees. This decrease was offset by charges of approximately $238,000 associated with the issuance of warrants in connection with consulting services.

Research and Development Expenses

     Research and development expenses for the three-months ended March 31, 2002 were approximately $922,000 or 19% of net revenues, as compared with $995,000 or 20% of net revenues for the three-months ended March 31, 2001, a decrease of $73,000 or 7%. The decrease in research and development expenses is due primarily to the allocation of research and development expenses to costs of sales as the Company performed development work under contract. Partially offsetting this reduction was an increase in payroll expenses between comparable periods.

Amortization

     Amortization expenses for the three-month period ended March 31, 2002 were $291,000 or 6% of net revenues, as compared with $576,000 or 11% of net revenues, for the three-months ended March 31, 2001, a decrease of $285,000 or 49%. The decrease in terms of absolute dollars and as a percentage of net revenues is primarily due to the Company's adoption of FAS 142 on January 1, 2002, under which goodwill is no longer amortized. On a pro forma basis had the amortization of goodwill ceased on January 1, 2001, the Company's amortization expense for the three months ended March 31, 2001 would have decreased by $333,000, and the Company would have reported a net loss of $2,391,000 or $0.08 per share. As of March 31, 2002, no impairment of goodwill had been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. See also "Note 4. Recent Accounting Pronouncements."

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

Interest Expense, Net

     Net interest expense for the three-month period ended March 31, 2002 was $83,000, or 2% of net revenues, as compared to $123,000, or 2% of net revenues, for the three-months ended March 31, 2001, a decrease of $40,000. The decrease in interest expense is primarily attributable to a decrease of debt obligations and lower interest rates.

Other Expense, Net

     Net other expense for the three-month period ended March 31, 2002 was $24,000, or 1% of net revenues, as compared to $79,000, or 2% of net revenues, for the three-months ended March 31, 2001, a change of $55,000.

     Other expense for the period ended March 31, 2002 is comprised of a charge of $334,000 related to the repricing of warrants associated with the termination of an equity line of credit offset by gains on the settlement of debts for less than original amounts of $310,000. Other expense for the period ended March 31, 2001 is primarily related to charges of $90,000 associated with the untimely registering of AMRO International's 1,400,000 shares which were issued in connection with a private placement in which the Company received gross proceeds of $1,500,000.

Liquidity and Capital Resources

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2002 and the year ended December 31, 2001, the Company incurred net losses of $1,654,000 and $6,658,000 , respectively, and net cash used in operating activities of $4,510,000, and $3,452,000, respectively. These factors indicate that the Company may potentially be unable to continue as a going concern.

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

     Net cash used in operating activities for the three-month periods ended March 31, 2002 and 2001 was $4,510,000 and $1,081,000, respectively. In first quarter of 2002, net cash used in operating activities consisted primarily of a net loss of $1,654,000 adjusted for depreciation and amortization of $370,000, gain on debt settlement totaling $263,000, a decrease in accounts payable of $1,284,000 and payment of legal judgment of $2,073,000, partially offset by an increase in inventories totaling $189,000. In first quarter of 2001, net cash used in operating activities consisted primarily of a net loss of $2,724,000 adjusted for depreciation and amortization of $701,000, the write-off of in-process technology related to the acquisition of Videonics totaling $505,000, partially offset by a decrease in inventories of $172,000 and an increase in accrued expenses totaling $206,000.

     Three customers, each with accounts receivable balances in excess of 10% of our accounts receivable, accounted for 58% of our total accounts receivable at March 31, 2002.

     We expect that our operating cash flows may fluctuate in future periods as a result of fluctuations in our operating results, shipment linearity and accounts receivable collections, inventory management, and the timing of payments among others.

     Net cash provided by investing activities for the three-months ended March 31, 2002 and 2001 was $2,316,000 and $1,044,000, respectively. In the first quarter of 2002, cash provided in investing activities was principally from the decrease in restricted collateral deposit of $2,363,000, partially offset by the purchase of property and equipment of $47,000. In the first quarter of 2001, cash was provided by the decrease in restricted certificates of deposit of approximately $710,000 and net cash of $360,000 provided through the acquisition of Videonics on January 16, 2001. The acquisition of Videonics was accounted for as a purchase and made through the issuance of approximately 5,135,000 shares of the Company's common stock.

     Net cash provided by financing activities for the three-month periods ended March 31, 2002 and 2001 was $2,270,000 and $870,000, respectively. In the first quarter of 2002, the Company received $2,425,000 in net proceeds from private offerings of common stock which were partially offset by repayment of convertible notes payable to shareholder of $145,000. In the first quarter of 2001, cash provided by financing activities occurred primarily from the issuance of a note payable to a stockholder and director of the Company of $1,000,000 offset by repayments of $100,000 to a bank

     As of March 31, 2002, the Company had working capital of $3,603,000, as compared to $2,038,000 at December 31, 2001, an increase of $1,565,000.

     The Company has incurred losses and negative cash flows from operations for the three months ended March 31, 2002 and each of the two years in the period ended December 31, 2001 and as such has been dependent upon raising money for short and long-term cash needs through debt, proceeds from the exercise of options and warrants, and the sale of common stock in private placements. For the three months ended March 31, 2002, the Company received approximately $2,425,000 in proceeds from private offerings of common stock, which is net of financing costs of $325,000. Additionally, the Company incurred $182,000 of costs during 2001 in connection with this offering (including costs associated with the subsequent registration of the shares), resulting in total offering costs of $507,000.

     On February 28, 2001, and June 29, 2001, the Company and Carl Berg, a Focus director and stockholder entered into Secured Convertible Promissory Note agreements under which Mr. Berg loaned the Company a total of $2.7 million to support the Company's working capital needs. On May 7, 2001, the Company converted $2.3 million of outstanding debt under two separate promissory notes and accrued interest owed by Focus to Mr. Berg to Convertible Preferred Stock. See "Note 7 - Convertible Notes" for more information.

     At March 31, 2002, the Company owed Mr. Berg approximately $4.1 million in principal and accrued interest on various notes.

     Management has taken steps to reduce costs, including the closure of its Wilmington, MA facility on April 1, 2001. All operations, customer support and finance were moved into the Campbell, CA, facility. In connection with this restructuring, the Company reduced overall personnel by 13%. In April of 2002, the Company further reduced its personnel by 9%.

     Management is assessing its product lines to identify how to enhance existing or create new distribution channels. In addition, the Company released three new products in the third quarter of 2001, and expects to release at least three new products in 2002. Although there can be no assurances, management expects the Company's sales for 2002 to increase over consolidated revenues for 2001, as the Company begins shipments of its new products.

     Ultimate future capital requirements will depend on many factors, including cash flow from operations, continued progress in research and development programs, competing technological and market developments, and our ability to market our products successfully. As of March 31, 2002, the Company had no commitments from any other sources to provide additional equity or debt financing. As such, there can be no assurance that sufficient funds will be raised. Moreover, any equity financing would result in dilution to our then-existing stockholders and any additional debt financing may result in higher interest expense.

     There is no assurance that management's plans will be successful or if successful, that they will result in the Company continuing as a going concern. However, the Company believes that its current cash, its borrowings from a stockholder, its recent private equity placement, anticipated increases in revenues and decreases in operating expenses, will be sufficient to meet the Company's requirements for working capital, and capital expenditures through December 31, 2002.

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

Risks Related to Our Business

We have been named as a defendant in class actions alleging violations of federal securities laws.

     We are subject to two class action lawsuits alleging that Focus and certain present and former officers violated federal securities laws in connection with a number of allegedly false or misleading statements. On May 10, 2001, the Federal District Court dismissed one of the class action lawsuits in its entirety. Additionally, on or about December 7, 2001 the we reached an agreement in principle with the plaintiffs in principle to settle the second class action. A Stipulation of Settlement was subsequently filed. The settlement is subject to court approval, after notice to plaintiff stockholders and a hearing. It is expected that the settlement will be funded entirely by proceeds from defendants' insurance carrier. We believe that we have consistently complied with the federal securities laws, and do not believe at this time that this litigation will result in a material adverse effect on our financial condition. Nonetheless, the management time and resources that could be required to respond effectively to such claims and to defend us vigorously in such litigation could adversely impact our management's administrative capabilities and there can be no assurances as to whether the eventual outcome of the cases will have a material adverse effect on our financial condition or operations. See "Part II - Other Information, Item 1 - Legal Proceedings."

We may need to raise additional capital which will result in further dilution of existing and future stockholders.

     Historically, we have met our short-and long-term extra cash needs through debt and the sale of common stock in private placements because cash flow from operations has been insufficient to fund its operations. Set forth below is information regarding net proceeds received recently:

                                         Private Offerings Of      Issuance of         Exercise of Stock
                                             Common Stock             Debt            Options and Warrants
                                             ------------             ----            --------------------
           First quarter 2002                 $2,425,000                   --                     --
           Fiscal 2001                                --           $2,650,000               $199,000
           Fiscal 2000                        $1,284,000           $2,363,000             $1,121,000

     Future capital requirements will depend on many factors, including cash flow from operations, continued progress in research and development programs, competing technological and market developments, and our ability to market our products successfully. If we require additional equity or debt financing in the future, there can be no assurance that sufficient funds will be raised. Moreover, any equity financing or convertible debt would result in dilution to our then-existing stockholders and could have a negative effect on the market price of our common stock. Furthermore, any additional debt financing may result in higher interest expense.

     In the event we are unable to raise additional capital, we may not be able to fund our operations which could result in the inability to execute our current business plan.

We have a significant amount of derivative securities that will dilute existing shareholders upon conversion.

     At March 31, 2002, we had 35,873,690 and 1,904 shares of common and preferred shares issued and outstanding, respectively, and 1,470,219 warrants and 6,159,457 options that are exercisable into shares of common stock. The 1,904 shares of preferred stock are convertible into 1,904,000 shares of our common stock. We also may issue additional shares in acquisitions and may grant 1,099,453 additional stock options to our employees, officers, directors and consultants under our current stock option plans.

     In addition, the Company is obligated under certain circumstances, to issue up to 1,341 shares of preferred stock upon the conversion of $1,759,000 debt and accrued interest. See "Note 7. Commitments - Convertible Notes."

We are dependent upon a significant stockholder to meet our interim financing needs.

     We have relied upon the ability of Carl Berg, a director and significant owner of our common stock for interim financing needs. As of March 31, 2001, we had an aggregate of approximately $4.1 million in debt outstanding to Mr. Berg. There can be no assurances that Mr. Berg will continue to provide such interim financing should we need additional funds.

We have a long history of operating losses.

     As of March 31, 2002, we had an accumulated deficit of $57,020,000. We incurred net losses of $1,654,000, $6,658,000 and $12,029,000 for the three months ended March 31, 2002 and the years ended December 31, 2001 and 2000, respectively. There can be no assurance that we will become profitable. Additionally, our auditors have included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2001 with respect to uncertainties about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of that uncertainty.

We rely on certain vendors for a significant portion of our manufacturing.

     Over 60% of the components for our products are manufactured on a turnkey basis by four vendors, Furthertech Company, Ltd., Sicon International, Samsung Semiconductor Inc., and Asemtec Corporation. In addition, certain of products are assembled by a single vendor in Mexico. If these vendors experience production or shipping problems for any reason, we in turn could experience delays in the production and shipping of our products, which would have an adverse effect on our results of operations.

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

     Three unrelated customers, each with sales in excess of 10% of our revenue accounted for 35% of total revenue for the quarter ended March 31, 2002. In addition, three customers accounted for 58% of our total accounts receivable at March 31, 2002. We do not have long-term contracts requiring any customer to purchase any minimum amount of products. There can be no assurance that we will continue to receive orders of the same magnitude as in the past from existing customers or we will be able to market its current or proposed products to new customers. Loss of any major customer would have a material adverse effect on the Focus business as a whole.

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

     o We must maintain stockholders' equity of $2,500,000. At March 31, 2002, we had total stockholders' equity of $7.1 million. To the extent we continue losing money and do not raise additional capital, our stockholders' equity will be reduced.

     o We are required to maintain a minimum bid price of $1.00 per share for our common stock. The closing price of our common stock on March 31, 2002 was $1.37. Between October 1, 2001 and March 31, 2002, our stock closed below $1.00 a share on 15 of 124 trading days.

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

Our common stock price is volatile.

     The market price for our common stock is volatile and has fluctuated significantly to date. For example, between April 1, 2001 and March 31, 2002, the per share price of our stock has fluctuated between $0.78 and $2.18 per share, closing at $1.37 at March 31, 2002. The trading price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to factors including, but not limited to, the following:

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

     The western United States (and California in particular) has experienced repeated episodes of diminished electrical power supply and fluctuating energy costs. This has resulted in uncertainty regarding the settlement of the various financial components of the crisis. These financial components include a potential adverse impact on the State of California's general fund, the determination of which energy customers will bear what cost burdens, and the resolution of the financial status of the two largest utilities in the State.

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

     On or about December 7, 2001 the parties reached an agreement in principle to settle this case. A Stipulation of Settlement was subsequently filed. The settlement is subject to court approval, after notice to stockholders and a hearing. It is expected that the settlement will be funded entirely by proceeds from our insurance carrier.

CRA Systems, Inc.

     In 1996 we entered into an agreement with CRA Systems, Inc., a Texas corporation, the terms and nature of which were subsequently disputed by the parties. We contended that the transaction was simply a sale of inventory for which we were never paid. CRA contended otherwise. CRA brought suit against Focus and on September 21, 1998, filed in the 170th Judicial District Court of McLennon County, Texas (Case No. 98-3151-4) for breach of contract and other claims, contending that we grossly exaggerated the demand for the product and the margin of profit that was available to CRA regarding this project. CRA sought to recover out-of-pocket losses exceeding $100,000 and lost profits of $400,000 to $1,000,000. The case was removed to the US District Court for the Western District of Texas, Waco, Texas (Civil No. W-99-CA-031). A jury trial in May 2000 in that court resulted in a verdict in favor of CRA for $848,000 actual damages and $1,000,000 punitive damages. On October 10, 2000, the court rendered a judgment in favor of CRA for actual damages, punitive damages, attorney's fees, costs, and interest. In connection with this judgment, we recorded an expense of $2,147,722 in the period ended September 30, 2000. The court overruled the motion for new trial that we filed, and we appealed the judgment to the U.S. Court of Appeals for the Fifth Circuit in New Orleans, Louisiana. On October 27, 2000, we submitted a bond in the approximate amount of $2.3 million (being the approximate amount of the judgment plus 10% to cover interest and costs of CRA) and the U.S. District Court granted a stay of any enforcement of the judgment pending appeal. The Court of Appeals held oral argument on December 3, 2001. On January 3, 2002, the Court of Appeals affirmed the judgment awarded to CRA virtually in its entirety. We had already recorded a charge to operations to establish a legal reserve for such amount during the third quarter of 2000. Therefore, in February 2002, the Company utilized the bond to pay CRA $2,215,600 in accordance with the judgement. Excess bond proceeds of $145,000 were used to pay down a Convertible Note Payable to Mr. Berg. See "Convertible Notes" for further discussion. This case is now closed.

General

     From time to time, the Company is party to certain other claims and legal proceedings that arise in the ordinary course of business of which, in the opinion of management, do not have a material adverse effect on the Company's financial position or results of operation.

Item 2. Changes in Securities

     (a) (None)

     (b) (None)

     (c) On January 11, 2002, the Company completed the sale of 2,434,490 shares of its common stock in a private placement to four independent third parties, receiving net proceeds of approximately $2,425,000. The shares were sold at a 20% discount to the 20-day average closing bid prices of the Company's common stock as of December 27, 2001, the date an agreement in principle was reached by the parties. In connection with the private placement, the Company issued warrants to the four investors to purchase a total of 367,140 shares of common stock at an exercise price of $1.36 per share. Furthermore, in connection with its efforts to find investors in the private placement, vFinance received $275,000 in cash and a warrant to purchase 123,690 shares of common stock of Focus at $1.36 per share.

Item 3. Defaults Upon Senior Securities

         (None)

Item 4. Submission of Matters to a Vote of Security Holders

         (None)

Item 5. Other Information

         (None)

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

         (None)

         (b) Reports on Form 8-K

         (None)

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   May 14, 2002                                  Focus Enhancements, Inc.
--------------------                            --------------------------
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