Form 10QSB
period 2002-06-30
FOCUS ENHANCEMENTS INC
filed 2002-08-14
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2002, or

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

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes No[X]

     As of August 9, 2002, there were 35,710,991 shares of the Registrant's Common Stock Outstanding.

                            Focus Enhancements, Inc.
                      Condensed Consolidated Balance Sheets
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                  June 30,   December 31,
                                                                                ---------------------------
                                                                                  2002               2001
                                                                                --------           --------
                                   ASSETS
Current assets:
  Cash and cash equivalents                                                     $    592           $    449
  Restricted collateral deposit                                                     --                2,363
  Accounts receivable, net of allowances of $481 and $666 at
    June 30, 2002 and December 31, 2001, respectively                              3,068              3,314
  Inventories, net of reserves of $777 and $819 at June 30, 2002
    and December 31, 2001, respectively                                            3,185              4,009
  Prepaid expenses and other current assets                                           96                230
                                                                                --------           --------
    Total current assets                                                           6,941             10,365

Property and equipment, net                                                          320                411
Capitalized software development costs                                               210                379
Other assets                                                                         101                107
Intangibles, net                                                                   1,312              2,181
Goodwill                                                                           5,191              4,654
                                                                                --------           --------
    Total assets                                                                $ 14,075           $ 18,097
                                                                                ========           ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Obligations under capital leases, current portion                             $     42           $     42
  Accounts payable                                                                 2,348              4,295
  Accrued liabilities                                                              1,969              1,917
  Accrued legal judgment                                                            --                2,073
                                                                                --------           --------
    Total current liabilities                                                      4,359              8,327

Convertible notes payable to stockholder                                           3,867              4,012
Obligations under capital leases, non-current                                         24                 45
                                                                                --------           --------

    Total liabilities                                                              8,250             12,384
                                                                                --------           --------

Commitments and contingencies

Stockholders' equity
  Preferred stock, $.01 par value; authorized 3,000,000 shares;
      1,904 shares issued at June 30, 2002 and December 31, 2001
      (aggregate liquidation preference $2,267)                                     --                 --
  Common stock, $.01 par value; 50,000,000 shares authorized, 36,056,907 and 33,423,403 shares issued at June 30, 2002 and December
    2001, respectively                                                               360                334
  Additional paid-in capital                                                      64,807             61,616
  Accumulated deficit                                                            (58,532)           (55,366)
  Deferred compensation and price protection                                        (110)              (171)
  Treasury stock at cost, 450,000 shares                                            (700)              (700)
                                                                                --------           --------
  Total stockholders' equity                                                       5,825              5,713
                                                                                --------           --------
    Total liabilities and stockholders' equity                                  $ 14,075           $ 18,097
                                                                                ========           ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                            Focus Enhancements, Inc.
                 Condensed Consolidated Statements Of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                     Three Months ended June 30,
                                                     --------------------------
                                                       2002              2001
                                                     --------          --------
Net product revenues                                 $  4,453          $  6,160
Contract revenues                                          59               329
                                                     --------          --------
  Total net revenues                                    4,512             6,489

Cost of revenues:
  Products                                              2,867             3,431
  Contract                                                 39               263
                                                     --------          --------
  Total cost of revenues                                2,906             3,694
                                                     --------          --------

  Gross profit                                          1,606             2,795
                                                     --------          --------

Operating expenses:
  Sales, marketing and support                          1,330             1,646
  General and administrative                              542               473
  Research and development                              1,043               903
  Amortization expense                                    217               700
                                                     --------          --------

    Total operating expenses                            3,132             3,722
                                                     --------          --------

    Loss from operations                               (1,526)             (927)

  Interest expense, net                                   (34)             (100)
  Other income (expense), net                              48               (16)
                                                     --------          --------

    Net loss                                         $ (1,512)         $ (1,043)
                                                     ========          ========

Loss per common share:
  Basic                                              $  (0.04)         $  (0.03)
                                                     ========          ========
  Diluted                                            $  (0.04)         $  (0.03)
                                                     ========          ========

Weighted average common shares outstanding:
  Basic                                                35,500            31,285
                                                     ========          ========
  Diluted                                              35,500            31,285
                                                     ========          ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                            Focus Enhancements, Inc.
                 Condensed Consolidated Statements Of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                     Six Months ended June 30,
                                                   ----------------------------
                                                     2002                2001
                                                   --------            --------
Net product revenues                               $  8,511            $ 11,169
Contract revenues                                       759                 329
                                                   --------            --------
  Total net revenues                                  9,270              11,498

Cost of revenues:
  Products                                            5,440               6,650
  Contract                                              499                 263
                                                   --------            --------
  Total cost of revenues                              5,939               6,913
                                                   --------            --------

  Gross profit                                        3,331               4,585
                                                   --------            --------

Operating expenses:
  Sales, marketing and support                        2,716               3,106
  General and administrative                          1,215               1,216
  Research and development                            1,965               1,898
  Amortization expense                                  508               1,276
  Restructuring expense                                --                    33
  Write-off of in-process technology                   --                   505
                                                   --------            --------

    Total operating expenses                          6,404               8,034
                                                   --------            --------

    Loss from operations                             (3,073)             (3,449)

  Interest expense, net                                (117)               (223)
  Other income (expense), net                            24                 (95)
                                                   --------            --------

    Net loss                                       $ (3,166)           $ (3,767)
                                                   ========            ========

Loss per common share:
  Basic                                            $  (0.09)           $  (0.12)
                                                   ========            ========
  Diluted                                          $  (0.09)           $  (0.12)
                                                   ========            ========

Weighted average common shares outstanding:
  Basic                                              35,254              30,734
                                                   ========            ========
  Diluted                                            35,254              30,734
                                                   ========            ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                            Focus Enhancements, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                      Six Months Ended June 30,
                                                                                      -------------------------
                                                                                        2002             2001
                                                                                       -------         -------
Cash flows from operating activities:
Net loss                                                                               $(3,166)        $(3,767)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                            661           1,503
  Deferred compensation expense                                                             61             135
  Gain on debt settlement                                                                 (311)             --
  Warrant issue expense                                                                    573              --
  In process research and development                                                       --             505
  Changes in operating assets and liabilities, net of the effects of acquisitions:
   Decrease(increase) in accounts receivable                                               246          (1,473)
   Decrease(increase) in inventories                                                       824             (40)
   Decrease in prepaid expenses and other assets                                           134              68
   Increase (decrease) in accounts payable                                              (1,303)            168
   Increase (decrease) in accrued liabilities                                             (258)            166
   Payment of legal judgement                                                           (2,073)             --
                                                                                       -------         -------

  Net cash used in operating activities                                                 (4,612)         (2,735)
                                                                                       -------         -------

Cash flows from investing activities:
  Decrease in restricted certificates of deposit                                            --             967
  Decrease in restricted collateral deposit                                              2,363              --
  Additions to property and equipment                                                      (63)           (119)
  Net cash from acquisition of Videonics                                                    --             360
                                                                                       -------         -------

Net cash provided by investing activities                                                2,300           1,208
                                                                                       -------         -------

Cash flows from financing activities:
  Payments on notes payable and long-term debt                                              --            (250)
  Proceeds from convertible notes payable to shareholder                                    --           2,200
  Repayment of convertible notes payable to shareholder                                   (145)             --
  Payments under capital lease obligations                                                 (21)            (71)
  Net proceeds from private offerings of common stock                                    2,435              --
  Net proceeds from exercise of common stock options                                       186              34
  Payments for the registration of common stock                                             --             (96)
                                                                                       -------         -------

Net cash provided by financing activities                                                2,455           1,817
                                                                                       -------         -------

Net increase in cash and cash equivalents                                                  143             290
Cash and cash equivalents at beginning of  period                                          449             352
                                                                                       -------         -------

Cash and cash equivalents at end of period                                             $   592         $   642
                                                                                       =======         =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                            Focus Enhancements, Inc.
              Notes To Unaudited Consolidated Financial Statements



1.  Basis of Presentation - Interim Financial Information

     The condensed consolidated financial statements of Focus Enhancements, Inc. ("the Company") as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

     In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position, operating results and cashflows for interim periods presented. The results of operations and cashflows for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for any future period. The consolidated financial statements include the accounts of the Company and, as of the January 16, 2001 acquisition date (see "Note 3"), Videonics Inc. ("Videonics"). All intercompany accounts and transactions have been eliminated upon consolidation.

2.  Management's Plans

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2002 and year ended December 31, 2001, the Company incurred a net loss of $3,166,000 and $6,658,000, and net cash used in operating activities totaled $4,612,000 and $3,452,000, respectively. These factors indicate that the Company may potentially be unable to continue as a going concern. Additionally, our auditors included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB with respect to uncertainties about our ability to continue as a going concern.

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

     The Company has historically met cash needs from the proceeds of debt, the sale of common stock in private placements, and the exercise of stock options and warrants. Management is assessing its product to identify how to enhance existing product lines or create new distribution channels. In addition, the Company released two new products in the first six months of 2002, and expects to release at least one more new product by year-end.

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

     There can be no assurance that management's plans will be successful or if successful, that they will result in the Company continuing as a going concern.

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


4. Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company adopted SFAS No. 142 for its fiscal year beginning January 1, 2002 and, as such, ceased the amortization of goodwill resulting from business combinations completed prior to the adoption of SFAS 141, with a net carrying value of $4,654,000 at the date of adoption. In accordance with SFAS 142 the Company was required to complete a transitional goodwill impairment test six months from the date of adoption. Accordingly, as of the date of the test, goodwill did not appear to be impaired and as such there was no impact on the Company's financial position and results of operations. In connection with the adoption of SFAS No. 142, the Company ceased amortization of the assembled workforce intangible asset associated with the acquisition of Videonics, and reclassified to goodwill the net carrying amount of the intangible asset, in the amount of $536,000. On a pro forma basis had the amortization of goodwill and the assembled workforce intangible asset ceased on January 1, 2001, the Company's amortization expense for the three and six months ended June 30, 2001 would have decreased by $396,000, and $863,000, respectively, and the Company would have reported a net loss of $647,000 or $0.02 per share and net loss of $2,904,000 or $0.09 per share, respectively.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. " SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring
Events and Transactions." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for all financial statements issued in 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

     In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

                            Focus Enhancements, Inc.
              Notes To Unaudited Consolidated Financial Statements


5. Inventories

   Inventories at June 30, 2002 and December 31, 2001, consist of the following:

                                                     2002            2001
                                                 -----------      ----------
    Raw materials                                 $1,453,000      $1,678,000
    Work in process                                  406,000         825,000
    Finished goods                                 1,326,000       1,506,000
                                                 -----------      ----------
    Totals                                        $3,185,000      $4,009,000
                                                 ===========      ==========

6. Commitments

    Convertible Promissory Notes

     On October 26, 2000, Carl Berg, a Focus director and shareholder, loaned Focus $2,362,494 to collateralize a $2,362,494 bond posted in connection with the CRA litigation (see "CRA Systems, Inc."). The promissory note has a term of three years and bears interest at a rate of prime plus 1% (4.75% at June 30,
2002). Interest earned on the restricted collateral deposit is payable to Mr. Berg. The interest payable by the Company to Mr. Berg is reduced by the amount of interest earned on the restricted collateral deposit. The principal amount of the note will be due at the end of its term on October 26, 2003, with interest to be paid quarterly. Under certain circumstances, including at the election of Mr. Berg and Focus, the promissory note and any accrued and unpaid interest is convertible into shares of Focus common stock at a conversion price of $1.25 which represented the average closing bid and ask price of the Company's common stock on the day preceding the agreement. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a first priority security interest, over substantially all of the assets of Focus. On May 7, 2001, $46,000 of outstanding interest due under the note was converted into 38 shares of Series B Preferred Stock. See "Note 7. Stockholders Equity - Preferred Stock" for more information. In February 2002, in connection with the settlement of the CRA Systems Inc. case, the bond was liquidated and excess proceeds of $145,000 were used to pay down a portion of this note. As of June 30, 2002 the Company had unpaid principal and accrued interest due under the note totaling approximately $2,326,000.

     On February 28, 2001, Carl Berg agreed to loan Focus $2.0 million to support the Company's working capital needs. The promissory note has a due date of October 26, 2003 and bears interest at a rate of prime plus 1%. The principal amount of the note will be due at the end of its term, with interest to be paid quarterly. On April 24, 2001, the note was amended to provide that under certain circumstances, including at the election of Mr. Berg and Focus, the promissory note and any accrued and unpaid interest is convertible into shares of Focus preferred stock at a conversion price of $1,190 per share which represented 1,000 (each share of preferred is convertible into 1,000 shares of common) multiplied by 125% of the trailing 30-day average of the Company's common stock ending April 23, 2001. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a security interest in first priority over substantially all of the assets of Focus. On May 7, 2001, the Company and Mr. Berg agreed to the conversion of $1,000,000 of the outstanding principal balance and $16,000 of accrued interest into 854 shares of Series B Preferred Stock. See "Note 7. Stockholders Equity - Preferred Stock" for more information. As of June 30, 2002 the Company had principal and accrued interest due under the note totaling approximately $1,081,000.

     On June 29, 2001, the Company issued a convertible promissory note to Mr. Berg in the amount up to $650,000 to support the Company's working capital needs. The promissory note had an original due date of January 3, 2003 which has been extended to January 3, 2004 and bears interest at a rate of prime plus 1%. The principal amount of the note will be due at the end of its term, with interest to be paid quarterly. The note provides that at the election of Mr. Berg and Focus, the promissory note and any accrued and unpaid interest is convertible into shares of Focus series C Preferred Stock at a conversion price of $1,560 per share which represented 1,000 (each share of preferred is convertible into 1,000 shares of common) multiplied by 125% of the trailing
30-day average of the Company's common stock ending June 28, 2001. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a security interest in first priority over substantially all of the assets of Focus. As of June 30, 2002 the Company had principal and accrued interest due under the note totaling approximately $693,000.

                            Focus Enhancements, Inc.
              Notes To Unaudited Consolidated Financial Statements


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

     On or about December 7, 2001 the parties reached an agreement in principle to settle this case and on or about May 23, 2002 the case was settled and a final judgement was entered by the United States District Court. The settlement was funded entirely by proceeds from defendants' insurance carrier.

     CRA Systems, Inc.

     In 1996 Focus entered into a distribution agreement with CRA , a Texas corporation, the terms and nature of which were subsequently disputed by the parties. Focus contended that a particular transaction in dispute with CRA was simply a sale of inventory for which it was never paid. CRA contended otherwise. CRA brought suit against Focus in 1998, for breach of contract and other claims, contending that Focus grossly exaggerated the demand for the product and the margin of profit that was available to CRA. CRA sought to recover out-of-pocket losses exceeding $100,000 and lost profits of $400,000 to $1,000,000. The case was removed to the US District Court for the Western District of Texas. A jury trial held in May 2000 in that court resulted in a verdict in favor of CRA for $848,000 in actual damages and $1,000,000 in punitive damages. On October 10, 2000, the court rendered a judgment in favor of CRA for actual damages, punitive damages, attorney's fees, costs, and interest. In connection with this judgment, Focus recorded an expense of $2,147,722 in the period ended September 30, 2000. The court overruled a motion for new trial, and Focus appealed the judgment to the U.S. Court of Appeals for the Fifth Circuit in New Orleans, Louisiana. On October 27, 2000, Focus submitted a bond in the approximate amount of $2.3 million (being the approximate amount of the judgment plus 10% to cover interest and costs of CRA) and the U.S. District Court granted a stay of any enforcement of the judgment pending appeal. The Court of Appeals held oral arguments on December 3, 2001. On January 3, 2002, the Court of Appeals affirmed the judgment awarded to CRA virtually in its entirety. As described above, Focus had already recorded a charge to operations to establish a legal reserve for such amount during the third quarter of 2000. Such accrued legal judgement was reduced to $2,073,000 at December 31, 2001 based on the final amount affirmed by the Court of Appeals. In February, 2002, the Company utilized the bond to pay $2,216,000 in accordance with the judgment, consisting of the accrued legal judgment of $2,073,000 and accrued interest related thereto of $143,000. Excess bond proceeds of $145,000 were used to pay down a Convertible Note Payable to Mr. Berg. See "Convertible Promissory Notes" for further discussion. This case is now closed.

                            Focus Enhancements, Inc.
              Notes To Unaudited Consolidated Financial Statements


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

     The Company is obligated, under certain circumstances, including at the election of Mr. Berg and Focus, to convert the outstanding balances of convertible notes payable to Mr. Berg, and any unpaid interest, into shares of Focus preferred stock. As of March 31, 2002, approximately 1,341 shares of preferred stock were subject to issuance to Mr. Berg pursuant to the convertible notes payable agreements. See "Note 6. Commitments - Convertible Promissory Notes."

Common Stock

     On July 28, 2000, the Company entered into an equity line of credit agreement with Euston Investments Holdings Limited ("Euston"), for the future issuance and purchase of up to 4,000,000 shares of the Company's common stock at a 10% discount. In lieu of providing Euston with a minimum aggregate drawdown commitment, the Company issued to Euston a stock purchase warrant to purchase 250,000 shares of common stock with an exercise price of $1.625. The warrant expires June 12, 2005. The Company had sought to register such shares under a Registration Statement on Form SB-2. However, before the registration statement was declared effective, on January 11, 2002, Focus and Euston mutually agreed to terminate the agreement. As consideration for terminating the agreement, the exercise price of Euston's warrants to purchase 250,000 shares of Focus common stock was reduced from $1.625 to $0.75 per share. The Company recorded a charge to Other Expenses of approximately $334,000 in the quarter ended March 31, 2002 based on the fair value of the repriced warrants. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: contractual term of 17 months, volatility of 140%, risk free interest rate of 2.9% and no dividends during the term of the warrant.

     On January 11, 2002, the Company completed the sale of 2,434,490 shares of its common stock in a private placement to four independent third parties, receiving proceeds of approximately $2,435,000, which is net of offering costs of $315,000. Additionally, the Company incurred $182,000 of costs during 2001 in connection with this offering (including costs associated with the subsequent registration of the shares), resulting in total offering costs of $497,000. The shares were sold at a 20% discount to the 20-day average closing bid prices of the Company's common stock as of December 27, 2001, the date an agreement in principle was reached by the parties. In connection with the private placement, the Company issued warrants to the four investors to purchase a total of 367,140 shares of common stock at an exercise price of $1.36 per share. See also, "Note
8. Related Party Transactions."

     On March 1, 2002, the Company issued warrants to purchase 270,000 shares of common stock as compensation to three unrelated parties for consulting services in the areas of investment advisory, investor relations and public relation services. The warrants are exercisable for a period of two to three years at an exercise prices ranging from $1.35 to

                            Focus Enhancements, Inc.
              Notes To Unaudited Consolidated Financial Statements


$1.50 per share. The Company recorded charges of approximately $238,000 for the quarter ended March 31, 2002 based on the fair value of the warrants. Such amounts were recorded as General and administrative expenses and the fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: contractual term of 2 to 3 years, volatility of 136% to 140%, risk free interest rate of 2.9% to 3.6% and no dividends during the term of the warrant.

     As of June 30, 2002, the Company was obligated under certain circumstances, to issue the following additional shares of common stock pursuant to derivative securities, instruments or agreements:

                                                                  June 30, 2002
                                                                  -------------
    Warrants to purchase common stock                                 1,470,219
    Options to purchase common stock                                  6,252,357
    Notes payable convertible into common stock                       1,860,800
    Preferred Stock convertible into common stock                     1,904,000
                                                                      ---------
         Total shares of common stock obligated, under
          certain circumstances, to issue                            11,487,376
                                                                     ==========

In addition, the Company is obligated under certain circumstances, to issue up to 1,352 shares of preferred stock upon the conversion of $1,774,000 debt and accrued interest. See "Note 6. Commitments - Convertible Notes."

8.   Related Party Transactions

     During the quarter ended March 31, 2002, in connection with its efforts to find investors in the private placement completed on January 11, 2002, vFinance Investments Inc. received $275,000 in cash and a warrant to purchase 123,690 shares of common stock of Focus at $1.36 per share. Timothy Mahoney, who is a Focus director, is a principal of vFinance.

9.       Significant Customers

     One customer accounted for 13% of total revenue for the quarter ended June 30, 2002. In addition, two customers, each with accounts receivable balances in excess of 10% of our accounts receivable accounted for 53% of total accounts receivable at June 30, 2002. One customer accounted for 12% of total revenue for the quarter ended June 30, 2001. In addition, four customers, each with accounts receivable balances in excess of 10% of our accounts receivable accounted for 61% of total accounts receivable at June 30, 2001.

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

Results of Operations

Net Revenues

     Net revenues for the three-months ended June 30, 2002 were $4,512,000 as compared with $6,489,000 for the three-month period ended June 30, 2001 a decrease of $1,977,000, or 30%. Net revenues for the six-months ended June 30, 2002 were $9,270,000 as compared with $11,498,000 for the six-month period ended June 30, 2001, a decrease of $2,228,000 or 19%.

     For the three months ended June 30, 2002, net sales to Professional AV customers were approximately $3,059,000 compared to $3,736,000 for the same period in 2001, a decrease of $677,000 or 18%. For the six months ended June 30, 2002, net sales to Professional AV customers were approximately $5,229,000 compared to $7,067,000 for the same period in 2001, a decrease of $1,838,000 or 26%. The decrease between comparison periods is the result of a decrease in business to business sales as a result of the slowdown in the economy.

     For the three months ended June 30, 2002, net sales to OEM customers, which includes contract revenues, were approximately $560,000 as compared to $928,000 for the same period in 2001, a decrease of $368,000 or 40% (net sales to OEM customers for the three months ended June 30, 2001 have been reduced by $143,000, from previously reported amounts, as certain products are now being reported within consumer sales.) For the six months ended June 30, 2002, net sales to OEM customers were approximately $1,792,000 as compared to $1,369,000 the same period in 2001, an increase of $423,000 or 31%. (net sales reported for the six months ended June 30, 2001 have been reduced by $143,000, from previously reported amounts, as certain products are now being reported within consumer sales.) The decrease for the three months ended June 30, 2002 is primarily attributable to a decrease in contract revenues of $270,000 and a decline in scan converter sales as a result of the slowdown in the economy. The increase for the six months ended June 30, 2002 is primarily attributable to an increase in contract revenues of $430,000.

     For the three months ended June 30, 2002, net consumer sales to Resellers consisting of Distributors, Retailers, VAR's and Education segments were approximately $893,000 as compared to $1,825,000 for the same period in 2001, a decrease of $932,000 or 51%. For the six months ended June 30, 2002, net sales to Resellers were approximately $2,249,000 as compared to $3,062,000 for the same period in 2001, a decrease of $813,000 or 27%. Overall sales to resellers has been trending lower as a result of a reduction of nationwide computer sales, decreased educational spending and the Company's discontinuance of sales of its products at certain retail accounts.

     As of June 30, 2002, the Company had a sales order backlog of approximately $335,000.

Cost of Goods Sold

     Cost of goods sold were $2,906,000, or 64% of net sales, for the three-months ended June 30, 2002, as compared with $3,694,000, or 57% of net sales, for the three-months ended June 30, 2001, a decrease of $788,000 or 21%. The Company's gross profit margin for the second quarters of 2002 and 2001 were 36% and 43%, respectively. Cost of goods sold were $5,939,000, or 64% of net sales, for the six-months ended June 30, 2002, as compared with $6,913,000, or 60% of net sales, for the six months ended June 30, 2001, a decrease of $974,000 or 14%. The Company's gross profit margin for the six month periods of 2002 and 2001 were 36% and 40%, respectively. The majority of the decrease in gross profit as a percentage of revenue for the three and six month comparison periods is primarily due to a higher percentage of fixed costs in relation to revenues as a result of decreased revenue.

Sales, Marketing and Support Expenses

     Sales, marketing and support expenses were $1,330,000, or 29% of net revenues, for the three-months ended June 30, 2002, as compared with $1,646,000, or 25% of net revenues, for the three-months ended June 30, 2001, a decrease of $316,000 or 19%. Sales, marketing and support expenses were $2,716,000, or 29% of net revenues, for the six-months ended June 30, 2002, as compared with $3,106,000, or 27% of net revenues, for the six-months ended June 30, 2001, a decrease of $390,000 or 13%. The decrease in sales, marketing and support expenses in absolute dollars is primarily the result of lower staffing, and reduced marketing and advertising expenses.

General and Administrative Expenses

     General and administrative expenses for the three-months ended June 30, 2002 were $542,000 or 12% of net revenues, as compared with $473,000 or 7% of net revenues for the three-months ended June 30, 2001, an increase of $69,000 or 15%. General and administrative expenses for the six-months ended June 30, 2002 were $1,215,000 or 13% of net revenues, as compared with $1,216,000 or 11% of net revenues for the six-months ended June 30, 2001, a decrease of $1,000. The increase in general and administrative expense for the three month period ended June 30, 2002 is primarily attributable to an increase in investor relations expense and an increase in bad debt expense. On a six month comparison basis, payroll expenses, consulting and legal fees decreased, but were offset by charges of approximately $238,000 associated with the issuance of warrants in connection with consulting services and increased investor relations expenses of approximately $114,000.

Research and Development Expenses

     Research and development expenses for the three-months ended June 30, 2002 were approximately $1,043,000 or 23% of net revenues, as compared with $903,000 or 14% of net revenues for the three-months ended June 30, 2001, an increase of $140,000 or 16%. Research and development expenses for the six-months ended June 30, 2002 were approximately $1,965,000 or 21% of net revenues, as compared with $1,898,000 or 17% of net revenues for the six-months ended June 30, 2001, an increase of $67,000 or 4%. The increase in research and development expenses between three and six month comparison periods is due primarily to a reduction in engineering work performed under contract and as such less research and development personnel expenses were allocated to costs of sales than in the prior year.

Amortization

     Amortization expenses for the three-month period ended June 30, 2002 were $217,000 or 5% of net revenues, as compared with $700,000 or 11% of net revenues, for the three-months ended June 30, 2001, a decrease of $483,000 or 69%. Amortization expenses for the six-month period ended June 30, 2002 were $508,000 or 5% of net revenues, as compared with $1,276,000 or 11% of net revenues, for the six-months ended June 30, 2001, a decrease of $768,000 or 60%. The decrease in terms of absolute dollars and as a percentage of net revenues is primarily due to the Company's adoption of FAS 142 on January 1, 2002, under which goodwill is no longer amortized. On a pro forma basis had the amortization of goodwill and the assembled workforce intangible asset ceased on January 1, 2001, the Company's amortization expense for the three and six months ended June 30, 2001 would have decreased by $396,000, and $863,000, respectively, and the Company would have reported a net loss of $647,000 or $0.02 per share and net loss of $2,904,000 or $0.09 per share, respectively. As of June 30, 2002, no impairment of goodwill had been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. See also "Note 4. Recent Accounting Pronouncements."

Restructuring Expenses

     For the  six-month  period  ended  June  30,  2001,  the  Company  recorded
restructuring   expenses   totaling  $33,000  related  to  the  closure  of  its
Wilmington, MA, facility.

Write-off of In-Process Technology

     In connection with the acquisition of Videonics, the Company recorded a charge for purchased in-process technology of $505,000 during the first quarter of 2001.

Interest Expense, Net

     Net interest expense for the three-month period ended June 30, 2002 was $34,000, or 1% of net revenues, as compared to $100,000, or 2% of net revenues, for the three-months ended June 30, 2001, a decrease of $66,000. Net interest expense for the six-month period ended June 30, 2002 was $117,000, or 1% of net revenues, as compared to $223,000, or 2% of net revenues, for the six-months ended June 30, 2001, a decrease of $106,000. The decrease in interest expense is primarily attributable to a decrease of debt obligations and lower interest rates.

Other Income/(Expense), Net

     Net other income for the three-month period ended June 30, 2002 was $48,000, or 1% of net revenues, as compared to net other expense of $16,000, or 1% of net revenues, for the three-months ended June 30, 2001, a change of $64,000. Net other income for the six-month period ended June 30, 2002 was $24,000, or 1% of net revenues, as compared to net other expense of $95,000, or 1% of net revenues, for the six-months ended June 30, 2001, a change of $119,000.

     Other income for the three months ending June 30, 2002 is primarily comprised of the settlement of debts for less than original amounts owed. Other expense for the six months ended June 30, 2002 is primarily comprised of a charge of $334,000 related to the repricing of warrants associated with the termination of an equity line of credit offset by gains on the settlement of debts for less than original amounts of $360,000. Other expense for the three and six months ended June 30, 2001 is primarily related to charges of $215,000 and $305,000, respectively, associated with the untimely registering of AMRO International's 1,400,000 shares that were issued in connection with a private placement in which the Company received gross proceeds of $1,500,000. Offsetting these charges for the three and six months ended June 30, 2001 were gains of approximately $200,000 and $305,000, respectively, related to the settlement of debts for less than original amounts accrued

Liquidity and Capital Resources

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2002 and the year ended December 31, 2001, the Company incurred net losses of $3,166,000 and $6,658,000 , respectively, and net cash used in operating activities of $4,612,000, and $3,452,000, respectively. These factors indicate that the Company may potentially be unable to continue as a going concern.

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

     Net cash used in operating activities for the six-month periods ended June 30, 2002 and 2001 was $4,612,000 and $2,735,000, respectively. In the first six months of 2002, net cash used in operating activities consisted primarily of a net loss of $3,166,000 adjusted for depreciation and amortization of $661,000, warrant issue expense of $573,000 and gain on debt settlement totaling $311,000, a decrease in accounts payable of $1,303,000 and payment of legal judgment of $2,073,000, partially offset by an decrease in inventories totaling $824,000. In the first six months of 2001, net cash used in operating activities consisted primarily of a net loss of $3,767,000 adjusted for depreciation and amortization of $1,503,000, the write-off of in-process technology related to the acquisition of Videonics totaling $505,000, deferred compensation expense of $135,000 and an increase in accounts receivable of $1473,000 million, partially offset by an increase in accounts payable of $168,000 and accrued expenses totaling $166,000.

     Two customers, each with accounts receivable balances in excess of 10% of our accounts receivable, accounted for 53% of our total accounts receivable at June 30, 2002.

     We expect that our operating cash flows may fluctuate in future periods as a result of fluctuations in our operating results, shipment linearity and accounts receivable collections, inventory management, and the timing of payments among others.

     Net cash provided by investing activities for the six-months ended June 30, 2002 and 2001 was $2,300,000 and $1,208,000, respectively. For the first six months of 2002, cash provided in investing activities was principally from the decrease in restricted collateral deposit of $2,363,000, offset by the purchase of property and equipment of $63,000.

In the first six months of 2001, cash was provided by the decrease in restricted certificates of deposit of approximately $967,000 and net cash of $360,000 provided through the acquisition of Videonics on January 16, 2001, partially offset by the purchase of property and equipment of $119,000. The acquisition of Videonics was accounted for as a purchase and made through the issuance of approximately 5,135,000 shares of the Company's common stock.

     Net cash provided by financing activities for the three-month periods ended June 30, 2002 and 2001 was $2,455,000 and $1,817,000, respectively. In the first six months of 2002, the Company received $2,435,000 in net proceeds from private offerings of common stock and $186,000 from the exercise of common stock options which were partially offset by repayment of convertible notes payable to shareholder of $145,000. In the first six months 2001, cash provided by financing activities occurred primarily from the issuance of a note payable to a stockholder and director of the Company of $2,200,000 offset by repayments of $250,000 to a bank.

     As of June 30, 2002, the Company had working capital of $2,582,000, as compared to $2,038,000 at December 31, 2001, an increase of $544,000.

     The Company has incurred losses and negative cash flows from operations for the six months ended June 30, 2002 and each of the two years in the period ended December 31, 2001 and as such has been dependent upon raising money for short and long-term cash needs through debt, proceeds from the exercise of options, and the sale of common stock in private placements. For the six months ended June 30, 2002, the Company received approximately $186,000 from the exercise of common stock options and $2,435,000 in proceeds from private offerings of common stock, which is net of financing costs of $315,000. Additionally, the Company incurred $182,000 of costs during 2001 in connection with this offering (including costs associated with the subsequent registration of the shares), resulting in total offering costs of $497,000.

     On February 28, 2001, and June 29, 2001, the Company and Carl Berg, a Focus director and stockholder, entered into Secured Convertible Promissory Note agreements under which Mr. Berg loaned the Company a total of $2.7 million to support the Company's working capital needs. On May 7, 2001, the Company converted $2.3 million of outstanding debt under two separate promissory notes and accrued interest owed by Focus to Mr. Berg to Convertible Preferred Stock. See "Note 7 - Convertible Notes" for more information.

     At June 30, 2002, the Company owed Mr. Berg approximately $4.1 million in principal and accrued interest on various notes.

     Management has taken steps to reduce costs, including the closure of its Wilmington, MA facility on April 1, 2001. All operations, customer support and finance were moved into the Campbell, CA, facility. In connection with this restructuring, the Company reduced overall personnel by 13%. In April of 2002, the Company further reduced its personnel by 9%.

     Management is assessing its product lines to identify how to enhance existing or create new distribution channels. In addition, the Company released two new products in the first six months of 2002, and expects to release at least one more new product by year-end.

     Ultimate future capital requirements will depend on many factors, including cash flow from operations, continued progress in research and development programs, competing technological and market developments, and our ability to market our products successfully. Additional financings may be required in 2002 as the Company implements its business plan. As of June 30, 2002, the Company had no commitments from any other sources to provide additional equity or debt financing. As such, there can be no assurance that sufficient funds will be raised. Moreover, any equity financing would result in dilution to our then-existing stockholders and any additional debt financing may result in higher interest expense.

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

Risks Related to Our Business

We have a long history of operating losses.

     As of June 30, 2002, we had an accumulated deficit of $58,532,000. We incurred net losses of $3,166, 000, $6,658,000 and $12,029,000 for the six
months ended June 30, 2002 and the years ended December 31, 2001 and 2000, respectively. There can be no assurance that we will become profitable. Additionally, our auditors have included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2001 with respect to uncertainties about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

We may need to raise additional capital which will result in further dilution of existing and future stockholders.

     Historically, we have met our short-and long-term extra cash needs through debt and the sale of common stock in private placements because cash flow from operations has been insufficient to fund our operations. Set forth below is information regarding net proceeds received recently:

                        Private Offerings Of   Issuance of   Exercise of Stock
                            Common Stock           Debt     Options and Warrants
                            ------------           ----     --------------------

First six months 2002        $2,435,000                --            $186,000
Fiscal 2001                          --        $2,650,000            $199,000
Fiscal 2000                  $1,284,000        $2,363,000          $1,121,000


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

     At June 30, 2002, we had 35,606,907 and 1,904 shares of common and preferred shares issued and outstanding, respectively, and 1,470,219 warrants and 6,252,357 options that are exercisable into shares of common stock. The 1,904 shares of preferred stock are convertible into 1,904,000 shares of our common stock. We also may issue additional shares in acquisitions and may grant 942,983 additional stock options to our employees, officers, directors and consultants under our current stock option plans.

     In addition, the Company is obligated under certain circumstances, to issue up to 1,353 shares of preferred stock upon the conversion of $1,774,000 debt and accrued interest. See "Note 6. Commitments - Convertible Notes."

We are dependent upon a significant stockholder to meet our interim financing needs.

     We have relied upon the ability of Carl Berg, a director and significant owner of our common stock for interim financing needs. As of June 30, 2002, we had an aggregate of approximately $4.1 million in debt outstanding to Mr. Berg. There can be no assurances that Mr. Berg will continue to provide such interim financing should we need additional funds.

We rely on certain vendors for a significant portion of our manufacturing.

     Over 50% of the components for our products are manufactured on a turnkey basis by four vendors, Furthertech Company, Ltd., Sicon International, Samsung Semiconductor Inc., and Asemtec Corporation. In addition, certain of products are assembled by a single vendor in Mexico. If these vendors experience production or shipping problems for any reason, we in turn could experience delays in the production and shipping of our products, which would have an adverse effect on our results of operations.

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

     One customer accounted for 13% of total revenue for the quarter ended June 30, 2002. In addition, two customers accounted for 53% of our total accounts receivable at June 30, 2002. We do not have long-term contracts requiring any customer to purchase any minimum amount of products. There can be no assurance that we will continue to receive orders of the same magnitude as in the past from existing customers or we will be able to market our current or proposed products to new customers. Loss of any major customer would have a material adverse effect on our business as a whole. Furthermore, many of our products are dependent upon the overall success of our customer's product, over which we often have no control.

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

     We have experienced delays in product development in the past and may experience similar delays in the future. Given the short product life cycles in the markets for our products, any delay or unanticipated difficulty associated with new product introductions or product enhancements could cause us to lose customers and damage our competitive position. Prior delays have resulted from numerous factors, such as:

     o changing product specifications; difficulties in hiring and retaining necessary personnel;
     o difficulties in reallocating engineering resources and other resource limitations;
     o    difficulties with independent contractors;
     o changing market or competitive product requirements; unanticipated engineering complexity;
     o    undetected errors or failures in software and hardware;
     o    delays in the acceptance or shipment of products by customers; and
     o    economic, labor or political problems in Mexico.

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

     o We must maintain stockholders' equity of $2,500,000. At June 30, 2002, we had total stockholders' equity of $5.8 million. To the extent we continue losing money and do not raise additional capital, our stockholders' equity will be reduced.
     o We are required to maintain a minimum bid price of $1.00 per share for our common stock. The closing price of our common stock on June 30, 2002 was $1.38. On August 9, 2002, the closing price of our common stock was $1.32.

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

Our common stock price is volatile.

     The market price for our common stock is volatile and has fluctuated significantly to date. For example, between July 1, 2001 and June 30, 2002, the per share price of our stock has fluctuated between $0.82 and $2.18 per share, closing at $1.38 at June 30, 2002. The trading price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to factors including, but not limited to, the following:

     o    actual or anticipated variations in our quarterly operating results;
     o announcements of technological innovations, new sales formats or new products or services by us or our competitors;
     o    changes in financial estimates by securities analysts;
     o changes in the economic performance and/or market valuations of other multi-media, video scan companies;
     o    announcements   by   us   of   significant   acquisitions,   strategic
          partnerships,  joint ventures or capital  commitments;
     o    additions or departures of key personnel; and
     o    sales of common stock or issuance of other dilutive securities.

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

We are exposed to general economic conditions that have resulted in significantly reduced sales levels. If such adverse economic conditions were to continue or worsen, our business, financial condition and operating results could be adversely impacted.

If the adverse economic conditions in the United States and throughout the world economy continue or worsen, we may experience a material adverse impact on our business, operating results, and financial condition. We took actions and charges in fiscal year 2002 to reduce our cost of sales and operating expenses in order to address these adverse conditions. A prolonged continuation or worsening of sales trends may require additional actions and charges to reduce cost of sales and operating expenses in subsequent quarters. We may be unable to reduce cost of sales and operating expenses at a rate and to a level consistent with such a future adverse sales environment. If we must undertake further expense reductions, we may incur significant incremental special charges associated with such expense reductions that are disproportionate to sales, thereby adversely affecting our business, financial condition and operating results. Continuing weakness in the economy could decrease demand for our products, increase delinquencies in payments and otherwise have an adverse impact on our business.

Recent corporate bankruptcies, accounting irregularities, and alleged insider wrong doings have negatively affected general confidence in the stock markets and the economy, further depressing the stock market and causing the U.S. Congress to enact sweeping legislation.

In an effort to address these growing investor concerns, the U.S. Congress passed, and on July 30, 2002, President Bush signed into law, the Sarbanes-Oxley Act of 2002. This sweeping legislation primarily impacts investors, the public accounting profession, public companies, including corporate duties and responsibilities, and securities analysts. Some highlights include establishment of a new independent oversight board for public accounting firms, enhanced disclosure requirements for public companies and their insiders, required certification by CEO's and CFO's of SEC financial filings, prohibitions on certain loans to offices and directors, efforts to curb potential securities analysts' conflicts of interest, forfeiture of profits by certain insiders in the event financial statements are restated, enhanced board audit committee requirements, whistleblower protections, and enhanced civil and criminal penalties for violations of securities laws. It is difficult to predict the impact of such legislation, however it could increase the costs of securities law compliance for publicly traded companies such as Focus.

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

     On or about December 7, 2001 the parties reached an agreement in principle to settle this case and on or about May 23, 2002 the case was settled and a final judgement was entered by the United States District Court. The settlement was funded entirely by proceeds from defendants' insurance carrier. The case is now closed.

CRA Systems, Inc.

     In 1996 we entered into an agreement with CRA Systems, Inc., a Texas corporation, the terms and nature of which were subsequently disputed by the parties. We contended that the transaction was simply a sale of inventory for which we were never paid. CRA contended otherwise. CRA brought suit against Focus and on September 21, 1998, filed in the 170th Judicial District Court of McLennon County, Texas (Case No. 98-3151-4) for breach of contract and other claims, contending that we grossly exaggerated the demand for the product and the margin of profit that was available to CRA regarding this project. CRA sought to recover out-of-pocket losses exceeding $100,000 and lost profits of $400,000 to $1,000,000. The case was removed to the US District Court for the Western District of Texas, Waco, Texas (Civil No. W-99-CA-031). A jury trial in May 2000 in that court resulted in a verdict in favor of CRA for $848,000 actual damages and $1,000,000 punitive damages. On October 10, 2000, the court rendered a judgment in favor of CRA for actual damages, punitive damages, attorney's fees, costs, and interest. In connection with this judgment, we recorded an expense of $2,147,722 in the period ended September 30, 2000. The court overruled the motion for new trial that we filed, and we appealed the judgment to the U.S. Court of Appeals for the Fifth Circuit in New Orleans, Louisiana. On October 27, 2000, we submitted a bond in the approximate amount of $2.3 million (being the approximate amount of the judgment plus 10% to cover interest and costs of CRA) and the U.S. District Court granted a stay of any enforcement of the judgment pending appeal. The Court of Appeals held oral argument on December 3, 2001. On January 3, 2002, the Court of Appeals affirmed the judgment awarded to CRA virtually in its entirety. We had already recorded a charge to operations to establish a legal reserve for such amount during the third quarter of 2000. Therefore, in February 2002, the Company utilized the bond to pay CRA $2,215,600 in accordance with the judgement. Excess bond proceeds of $145,000 were used to pay down a Convertible Note Payable to Mr. Berg. See "See Note 6. Commitments - Convertible Promissory Notes" for further discussion. This case is now closed.

General

     From time to time, the Company is party to certain other claims and legal proceedings that arise in the ordinary course of business of which, in the opinion of management, do not have a material adverse effect on the Company's financial position or results of operation.

Item 2. Changes in Securities

     (a) (None)

     (b) (None)

     (c) (None)

Item 3. Defaults Upon Senior Securities

         (None)

Item 4. Submission of Matters to a Vote of Security Holders

         (None)

Item 5. Other Information

         (None)

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

          Exhibit 10.39 - Third Addendum to Lease Dated July 6, 1994, By And Between H-K Associates (Lessor) and Focus Enhancements, Inc. (Lessee) For Premises At 1370 Dell Ave, Campbell, California.

          Exhibit 99.1 - CEO 906 Certification

          Exhibit 99.2 - CFO 906 Certification

     (b) Reports on Form 8-K

         (None)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



   August 13, 2002                               Focus Enhancements, Inc.
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