Form 10QSB
period 2002-09-30
FOCUS ENHANCEMENTS INC
filed 2002-11-14
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2002, or

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

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

    As of September 30, 2002, there were 36,158,269 shares of the Registrant's Common Stock Outstanding.

                            Focus Enhancements, Inc.
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (unaudited)

                                                                               September 30,   December 31,
                                                                                    2002         2001 (1)
                                                                                  --------       --------
                                   ASSETS
Current assets:
  Cash and cash equivalents                                                       $    720       $    449
  Restricted collateral deposit                                                       --            2,363
  Accounts receivable, net of allowances of $474 and $666 at
    September 30, 2002 and December 31, 2001, respectively                           2,300          3,314
  Inventories, net of reserves of $944 and $819 at September 30, 2002
    and December 31, 2001, respectively                                              2,556          4,009
  Prepaid expenses and other current assets                                            217            230
                                                                                  --------       --------
    Total current assets                                                             5,793         10,365

Property and equipment, net                                                            249            411
Capitalized software development costs                                                 125            379
Other assets                                                                            88            107
Intangibles, net                                                                     1,183          2,181
Goodwill                                                                             5,191          4,654
                                                                                  --------       --------
    Total assets                                                                  $ 12,629       $ 18,097
                                                                                  ========       ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Obligations under capital leases, current portion                               $     42       $     42
  Accounts payable                                                                   2,190          4,295
  Accrued liabilities                                                                1,854          1,917
  Accrued legal judgment                                                              --            2,073
                                                                                  --------       --------
    Total current liabilities                                                        4,086          8,327

Convertible notes payable to stockholder                                             3,867          4,012
Obligations under capital leases, non-current                                           14             45
                                                                                  --------       --------

    Total liabilities                                                                7,967         12,384
                                                                                  --------       --------

Commitments and contingencies (Note 6)

Stockholders' equity
  Preferred stock, $.01 par value; authorized 3,000,000 shares;
      1,904 shares issued at September 30, 2002 and December 31, 2001
      (aggregate liquidation preference $2,267)                                       --             --
  Common stock,  $.01 par value;  50,000,000 shares authorized,
      36,608,269 and 33,423,403 shares issued at September 30, 2002
      and December 31, 2001, respectively                                              366            334
  Additional paid-in capital                                                        65,152         61,616
  Accumulated deficit                                                              (60,076)       (55,366)
  Deferred compensation and price protection                                           (80)          (171)
  Treasury stock at cost, 450,000 shares                                              (700)          (700)
                                                                                  --------       --------
  Total stockholders' equity                                                         4,662          5,713
                                                                                  --------       --------
    Total liabilities and stockholders' equity                                    $ 12,629       $ 18,097
                                                                                  ========       ========

         (1) Derived from the December 31, 2001 audited consolidated financial statements

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            Focus Enhancements, Inc.
                 Condensed Consolidated Statements Of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)


                                              Three Months ended September 30,
                                                   2002           2001
                                                 --------       --------
Net product revenues                             $  4,091       $  6,024
Contract revenues                                    --              693
                                                 --------       --------
  Total net revenues                                4,091          6,717

Cost of revenues:
  Products                                          2,659          3,833
  Contract                                           --              554
                                                 --------       --------
  Total cost of revenues                            2,659          4,387
                                                 --------       --------

  Gross profit                                      1,432          2,330
                                                 --------       --------

Operating expenses:
  Sales, marketing and support                      1,141          1,425
  General and administrative                          423            467
  Research and development                          1,042            617
  Amortization expense                                217            700
  Restructuring expense                                96           --
                                                 --------       --------
    Total operating expenses                        2,919          3,209
                                                 --------       --------

    Loss from operations                           (1,487)          (879)

  Interest expense, net                               (57)           (44)
  Other income (expense), net                        --               33
                                                 --------       --------

    Net loss                                     $ (1,544)      $   (890)
                                                 ========       ========

Loss per common share:
  Basic and diluted                              $  (0.04)      $  (0.03)
                                                 ========       ========


Weighted average common shares outstanding:
  Basic and diluted                                35,777         32,520
                                                 ========       ========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            Focus Enhancements, Inc.
                 Condensed Consolidated Statements Of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)


                                              Nine Months ended September 30,
                                                   2002           2001
                                                 --------       --------
Net product revenues                             $ 12,602       $ 17,194
Contract revenues                                     759          1,021
                                                 --------       --------
  Total net revenues                               13,361         18,215

Cost of revenues:
  Products                                          8,099         10,483
  Contract                                            499            817
                                                 --------       --------
  Total cost of revenues                            8,598         11,300
                                                 --------       --------

  Gross profit                                      4,763          6,915
                                                 --------       --------

Operating expenses:
  Sales, marketing and support                      3,857          4,531
  General and administrative                        1,638          1,683
  Research and development                          3,007          2,515
  Amortization expense                                725          1,976
  Restructuring expense                                96             33
  Write-off of in-process technology                 --              505
                                                 --------       --------

    Total operating expenses                        9,323         11,243
                                                 --------       --------

    Loss from operations                           (4,560)        (4,328)

  Interest expense, net                              (174)          (267)
  Other income (expense), net                          24            (62)
                                                 --------       --------

    Net loss                                     $ (4,710)      $ (4,657)
                                                 ========       ========

Loss per common share:
  Basic and diluted                              $  (0.13)      $  (0.15)
                                                 ========       ========


Weighted average common shares outstanding:
  Basic and diluted                                35,428         31,329
                                                 ========       ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            Focus Enhancements, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                      Nine Months Ended September 30,
                                                                                           2002            2001
                                                                                         -------         -------
Cash flows from operating activities:
Net loss                                                                                 $(4,710)        $(4,657)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                              950           2,328
  Deferred compensation expense                                                               91             209
  Gain on debt settlement                                                                   (311)           --
  Warrant issue expense                                                                      573            --
  In process research and development                                                       --               505
  Changes in operating assets and liabilities, net of the effects of acquisitions:
   Decrease (increase) in accounts receivable                                              1,014          (1,245)
   Decrease in inventories                                                                 1,453              56
   Decrease (increase) in prepaid expenses and other assets                                   23             (66)
   Increase (decrease) in accounts payable                                                (1,470)             78
   Decrease in accrued liabilities                                                          (364)           (160)
   Payment of legal judgement                                                             (2,073)           --
                                                                                         -------         -------

  Net cash used in operating activities                                                   (4,824)         (2,952)
                                                                                         -------         -------

Cash flows from investing activities:
  Decrease in restricted certificates of deposit                                            --               965
  Decrease in restricted collateral deposit                                                2,363            --
  Additions to property and equipment                                                        (64)           (169)
  Net cash from acquisition of Videonics                                                    --               360
                                                                                         -------         -------

Net cash provided by investing activities                                                  2,299           1,156
                                                                                         -------         -------

Cash flows from financing activities:
  Payments on notes payable and long-term debt                                              --              (400)
  Proceeds from convertible notes payable to shareholder                                    --             2,650
  Repayment of convertible notes payable to shareholder                                     (145)           --
  Payments under capital lease obligations                                                   (31)           (106)
  Net proceeds from private offerings of common stock                                      2,435            --
  Net proceeds from exercise of common stock options                                         537             123
  Payments for registration of common stock                                                 --              (117)
                                                                                         -------         -------

Net cash provided by financing activities                                                  2,796           2,150
                                                                                         -------         -------

Net increase in cash and cash equivalents                                                    271             354
Cash and cash equivalents at beginning of  period                                            449             352
                                                                                         -------         -------

Cash and cash equivalents at end of period                                               $   720         $   706
                                                                                         =======         =======

Supplemental Cash Flow Information:
  Interest paid                                                                          $   280         $    13
  Income taxes paid                                                                         --              --
  Acquisition of Videonics, Inc., for common stock and options                              --             8,813
  Conversion of note payable to shareholder to preferred stock                              --             2,266
  Conversion of accounts payable to common stock                                              23            --
  Conversion of accrued liabilities and notes payable to common stock                       --               578
  Stock issued for expenses associated with delayed registration                            --               150
  Issuance of common stock to investment banker in connection with the
   Videonics acquisition                                                                    --               251

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            Focus Enhancements, Inc.
              Notes To Unaudited Consolidated Financial Statements


1.  Basis of Presentation - Interim Financial Information

         The condensed consolidated financial statements of Focus Enhancements, Inc. ("the Company") as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

         In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of its financial position, operating results and cashflows for interim periods presented. The results of operations and cashflows for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for any future period. The consolidated financial statements include the accounts of the Company and, as of the January 16, 2001 acquisition date (see "Note 3"), Videonics Inc. ("Videonics"). All intercompany accounts and transactions have been eliminated upon consolidation.

2.  Management's Plans

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2002 and year ended December 31, 2001, the Company incurred a net loss of $4,710,000 and $6,658,000, and net cash used in operating activities totaled $4,824,000 and $3,452,000, respectively. These factors indicate that the Company may potentially be unable to continue as a going concern. Additionally, our auditors included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB with respect to uncertainties about our ability to continue as a going concern.

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

         The Company has historically met cash needs from the proceeds of debt, the sale of common stock in private placements, and the exercise of stock options and warrants. Management is assessing the Company's products to identify how to enhance existing product lines or create new distribution channels. In addition, the Company released three new products in the first nine months of 2002, and expects to release at least one more new product by year-end.

         During 2001, management took steps to reduce costs, including a 13% reduction in personnel, the closure of its Wilmington, MA facility on April 1, 2001, the transfer of operations, customer support and finance to the Campbell, CA, headquarters facility, and the relocation of the remaining sales personnel into a 2,800 square foot facility in Chelmsford, MA. In April of 2002, the Company further reduced its personnel by 9%. Additionally, during the three months ended September 30, 2002, the Company closed its Chelmsford, MA office (resulting in a $96,000 restructuring charge) and furloughed 7% of its personnel through December 31, 2002 with the eventual return to work dependent on business conditions at that date.

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

4. Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company adopted SFAS No. 142 for its fiscal year beginning January 1, 2002 and, as such, ceased the amortization of goodwill resulting from business combinations completed prior to the adoption of SFAS 141, with a net carrying value of $4,654,000 at the date of adoption. In accordance with SFAS 142 the Company was required to complete a transitional goodwill impairment test six months from the date of adoption. Accordingly, as of the date of the test, goodwill did not appear to be impaired and as such there was no impact on the Company's financial position and results of operations. In connection with the adoption of SFAS No. 142, the Company ceased amortization of the assembled workforce intangible asset associated with the acquisition of Videonics, and reclassified to goodwill the net carrying amount of the intangible asset, in the amount of $537,000.

The following table represents the impact on net loss and basic and diluted loss per share from the reduction of amortization of goodwill as if SFAS No. 142 was adopted on January 1, 2001:


                                                                     Three months ended            Nine months ended
                                                                        September 30,                September 30,
(Dollars in thousands, except for per share amounts)                 2002           2001          2002          2001
                                                                     ----           ----          ----          ----
Reported net loss                                                 $ (1,544)       $  (890)     $ (4,710)     $ (4,657)
Workforce amortization                                                  --             75            --           212
Goodwill amortization                                                   --            392            --         1,117
Adjusted net loss                                                 $ (1,544)       $  (423)     $ (4,710)     $ (3,328)

Basic and diluted loss per share:

Reported basic and diluted loss per share                         $  (0.04)       $ (0.03)     $  (0.13)     $  (0.15)
Workforce amortization per share                                        --             --            --            --
Goodwill amortization per share                                         --           0.02            --          0.04
Adjusted basic and diluted loss per share                         $  (0.04)       $ (0.01)    $   (0.13)     $  (0.11)


Common and common equivalent shares used in calculation:
Basic and diluted                                                   35,777         32,520        35,428        31,329


         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell.

                            Focus Enhancements, Inc.
              Notes To Unaudited Consolidated Financial Statements

Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company as of January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

         In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

5. Inventories

         Inventories are stated at lower of cost (first-in, first-out) or market and at September 30, 2002 and December 31, 2001, consist of the following:

                                                   2002            2001
                                               -----------    ----------
    Raw materials                               $1,076,000    $1,678,000
    Work in process                                213,000       825,000
    Finished goods                               1,267,000     1,506,000
                                               -----------    ----------
    Totals                                      $2,556,000    $4,009,000
                                               ===========    ==========

6. Commitments

         Convertible Promissory Notes

         On October 26,  2000,  Carl Berg, a Company  director and  shareholder, loaned the Company $2,362,494 to collateralize a $2,362,494 bond posted in connection with the CRA litigation (see "CRA Systems, Inc."). The promissory note has a term of three years and bears interest at a rate of prime plus 1% (4.75% at September 30, 2002). Interest earned on the restricted collateral deposit is payable to Mr. Berg. The interest payable by the Company to Mr. Berg is reduced by the amount of interest earned on the restricted collateral deposit. The principal amount of the note was originally due on October 26, 2003, but was amended on November 4, 2002, to provide for an extension of the maturity date to April 25, 2004, with interest to be paid quarterly. Under certain circumstances, including at the election of Mr. Berg and the Company, the promissory note and any accrued and unpaid interest is convertible into shares of the Company's common stock at a conversion price of $1.25 which represented the average closing bid and ask price of the Company's common stock on the day preceding the agreement. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a first priority security interest, over substantially all of the assets of the Company. On May 7, 2001, $46,000 of outstanding interest due under the note was converted into 38 shares of Series B Preferred Stock. In February 2002, in connection with the settlement of the CRA Systems Inc. case, the bond was liquidated and excess proceeds of $145,000 were used to pay down a portion of this note. As of September 30, 2002 the Company had unpaid principal and accrued interest due under the note totaling approximately $2,357,000.

         On February 28, 2001, Carl Berg agreed to loan the Company $2.0 million to support the Company's working capital needs, bearing interest at a rate of prime plus 1%. The principal amount of the note will be due at the end of its term, with interest to be paid quarterly. On April 24, 2001, the note was amended to provide that under certain circumstances, including at the election of Mr. Berg and the Company, the promissory note and any accrued and unpaid interest is convertible into shares of the Company's preferred stock at a conversion price of $1,190 per share which represented 1,000 (each share of preferred is convertible into 1,000 shares of common) multiplied by 125% of the trailing 30-day average of the Company's common stock ending April 23, 2001. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a security interest in first priority over substantially all of the assets of the Company. On May 7, 2001, the Company and Mr. Berg agreed to the conversion of $1,000,000 of the outstanding principal balance and $16,000 of accrued interest into 854 shares of Series

                            Focus Enhancements, Inc.
              Notes To Unaudited Consolidated Financial Statements

B Preferred Stock. On November 4, 2002, the note was amended to provide for an extension of the maturity date for the remaining principal balance of $1,000,000, from the original maturity date of October 26, 2003 to April 25, 2004. As of September 30, 2002 the Company had principal and accrued interest due under the note totaling approximately $1,095,000.

         On June 29, 2001, the Company issued a convertible promissory note to Mr. Berg in the amount up to $650,000 to support the Company's working capital needs. The promissory note had an original due date of January 3, 2003 which was extended to January 3, 2004 and bears interest at a rate of prime plus 1%. The principal amount of the note will be due at the end of its term, with interest to be paid quarterly. The note provides that at the election of Mr. Berg and the Company, the promissory note and any accrued and unpaid interest is convertible into shares of the Company's series C Preferred Stock at a conversion price of $1,560 per share which represented 1,000 (each share of preferred is convertible into 1,000 shares of common) multiplied by 125% of the trailing 30-day average of the Company's common stock ending June 28, 2001. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a security interest in first priority over substantially all of the assets of the Company. As of September 30, 2002 the Company had principal and accrued interest due under the note totaling approximately $702,000.

         Restricted Collateral Deposit

         In connection with the CRA Systems, Inc. ("CRA") judgment discussed below, the Company posted a bond in the amount of $2,362,494 to suspend any enforcement of the judgment pending appeal. Carl Berg obtained the bond on the Company's behalf in exchange for a secured convertible note in the same amount as described in "Convertible Notes Payable to Stockholder" above. The bond was irrevocable and was collateralized by a certificate of deposit in the amount of $2,363,000. In February, 2002, the Company utilized the bond to pay CRA Systems Inc., $2,216,000 in accordance with the judgment, consisting of the accrued legal judgment of $2,073,000 and accrued interest related thereto of $143,000. See "CRA Systems Inc." for further discussion.

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

                            Focus Enhancements, Inc.
              Notes To Unaudited Consolidated Financial Statements

7. Stockholders' Equity

Preferred Stock

         On April 24, 2001, the Company's board of directors adopted a Certificate of Designation whereby a total of 2,000 shares of Series B Preferred Stock, $0.01 par value per share, are reserved for issuance. Each share has a liquidation preference in the amount of $1,190.48 plus all accrued or declared but unpaid dividends. Cash dividends on the stock are non-cumulative and are paid at the option of the board of directors. If paid, the rate shall be seven percent per annum. The board does not presently intend to pay dividends on the stock. At the option of the holder, each share is convertible into 1,000 shares of the Company's common stock.

         The Company is obligated, under certain circumstances, including at the election of Mr. Berg and Focus, to convert the outstanding balances of convertible notes payable to Mr. Berg, and any unpaid interest, into shares of Focus preferred stock. As of September 31, 2002, approximately 1,370 shares of preferred stock were subject to issuance to Mr. Berg pursuant to the convertible notes payable agreements. See "Note 6. Commitments - Convertible Promissory Notes."

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

         On March 1, 2002, the Company issued warrants to purchase 270,000 shares of common stock as compensation to three unrelated parties for consulting services in the areas of investment advisory, investor relations and public relation services. The warrants are exercisable for a period of two to three years at an exercise prices ranging from $1.35 to $1.50 per share. The Company recorded charges of approximately $238,000 for the quarter ended March 31, 2002 based on the fair value of the warrants. Such amounts were recorded as General and administrative expenses and the fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: contractual term of 2 to 3 years, volatility of 136% to 140%, risk free interest rate of 2.9% to 3.6% and no dividends during the term of the warrant.

                            Focus Enhancements, Inc.
              Notes To Unaudited Consolidated Financial Statements

         As of September 30, 2002, the Company was obligated under certain circumstances, to issue the following additional shares of common stock pursuant to derivative securities, instruments or agreements:

             Warrants to purchase common stock                        1,134,569
             Options to purchase common stock                         6,681,527
             Notes payable convertible into common stock              1,885,978
             Preferred Stock convertible into common stock            1,904,000
                                                                     ----------
                  Total shares of common stock obligated, under
                   certain circumstances, to issue                   11,606,074
                                                                     ==========

8.   Related Party Transactions

         During the quarter ended March 31, 2002, in connection with its efforts to find investors in the private placement completed on January 11, 2002, vFinance Investments Inc. received from the Company $275,000 in cash and a warrant to purchase 123,690 shares of common stock of Focus at $1.36 per share. Timothy Mahoney, who is a Focus director, is a principal of vFinance.

9.       Significant Customers

         No customer accounted for greater than 10% of total revenue for the three-months ended September 30, 2002. Three customers, each with accounts receivable balances in excess of 10% of our accounts receivable accounted for 48% of total accounts receivable at September 30, 2002. One customer accounted for 11% of total revenue for the three-months ended September 30, 2001. One customer accounted for 22% of total accounts receivable at September 30, 2001.

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

         In accordance with the Company's restructuring plan, it has significantly reduced its post merger staffing in the areas of operations, customer support and finance as these areas have been consolidated into the company's Campbell, California facility. In March 2001, the Company negotiated an early release from its lease of a 22,000 square foot facility located in Wilmington, Massachusetts and has since moved its remaining Massachusetts' sales personnel into a 2,800 square foot facility located in Chelmsford,
Massachusetts. On September 29, 2002 the Company vacated its Chelmsford, Massachusetts facility and authorized its sales personnel to work from home offices. Focus has notified the landlord and attempted to enter into a settlement agreement. To date, no agreement has been reached. Accordingly, on September 29, 2002, Focus accrued the entire amount of the remaining lease obligation, totaling $96,000. See "Restructuring Expenses."

Results of Operations

Net Revenues

         Net revenues for the three-months ended September 30, 2002 were $4,091,000 as compared with $6,717,000 for the three-months ended September 30, 2001 a decrease of $2,626,000, or 39%. Net revenues for the nine-months ended September 30, 2002 were $13,361,000 as compared with $18,215,000 for the nine-months ended September 30, 2001, a decrease of $4,854,000 or 27%.

         For the three months ended September 30, 2002, net sales to Professional AV customers were approximately $3,061,000 compared to $3,873,000 for the same period in 2001, a decrease of $812,000 or 21%. For the nine months ended September 30, 2002, net sales to Professional AV customers were approximately $8,290,000 compared to $10,940,000 for the same period in 2001, a decrease of $2,650,000 or 24%. The decrease between comparison periods is the result of a decrease in business to business sales as a result of the slowdown in the economy.

         For the three months ended September 30, 2002, net sales to OEM customers, which includes contract revenues, were approximately $452,000 as compared to $1,539,000 for the same period in 2001, a decrease of $1,087,000 or 70% (net sales to OEM customers for the three months ended September 30, 2001 have been reduced by $158,000, from previously reported amounts, as certain products are now being reported within consumer sales.) For the nine months ended September 30, 2002, net sales to OEM customers were approximately $2,244,000 as compared to $2,908,000 for the same period in 2001, a decrease of $664,000 or 23%. (net sales reported for the nine months ended September 30, 2001 have been reduced by $301,000, from previously reported amounts, as certain products are now being reported within consumer sales.) The decrease for the three and nine months ended September 30, 2002 is primarily attributable to a decrease in contract revenues of $693,000 and $263,000, respectively, and a decline in scan converter sales as a result of the slowdown in the economy.

         For the three months ended September 30, 2002, net consumer sales to Resellers consisting of Distributors, Retailers, VAR's and Education segments were approximately $578,000 as compared to $1,305,000 for the same period in 2001, a decrease of $727,000 or 56%. For the nine months ended September 30, 2002, net sales to Resellers were approximately $2,826,000 as compared to $4,367,000 for the same period in 2001, a decrease of $1,541,000 or 35%. Overall sales to resellers has been trending lower as a result of a reduction of nationwide computer sales, decreased educational spending and the Company's discontinuance of sales of its products to certain retail accounts.

         As of September 30, 2002, the Company had a sales order backlog of approximately $212,000.

Cost of Goods Sold

         Cost of goods sold were $2,659,000, or 65% of net sales, for the three-months ended September 30, 2002, as compared with $4,387,000, or 65% of net sales, for the three-months ended September 30, 2001, a decrease of $1,728,000 or 39%. The Company's gross profit margin for the third quarters of 2002 and 2001 was 35%. Cost of goods sold were $8,598,000, or 64% of net sales, for the nine-months ended September 30, 2002, as compared with $11,300,000, or 62% of net sales, for the nine-months ended September 30, 2001, a decrease of $2,702,000 or 24%. The Company's gross profit margin for the nine-month periods of 2002 and 2001 were 36% and 38%, respectively. The majority of the decrease in gross profit as a percentage of revenue for the nine-month comparison periods is primarily due to a higher percentage of fixed costs in relation to revenues as a result of decreased revenue. The three-months ended September 30, 2002 also was impacted by an inventory obsolescence charge of $250,000 to reserve for excess and obsolete inventory, offset somewhat by a $163,000 reversal of an accrual the Company had established in the fourth quarter of 2000. The accrual related to a disputed claim between the Company and the seller as to the product's quality and the Company's ability to return. The accrual was reduced as the Company settled for less than the amount originally reserved.

Sales, Marketing and Support Expenses

         Sales, marketing and support expenses were $1,141,000, or 28% of net revenues, for the three-months ended September 30, 2002, as compared with $1,425,000, or 21% of net revenues, for the three-months ended September 30, 2001, a decrease of $284,000 or 20%. Sales, marketing and support expenses were $3,857,000, or 29% of net revenues, for the nine-months ended September 30, 2002, as compared with $4,531,000, or 25% of net revenues, for the nine-months ended September 30, 2001, a decrease of $674,000 or 15%. The decrease in sales, marketing and support expenses in absolute dollars is primarily the result of lower staffing, decreased commission and reduced marketing expenses.

General and Administrative Expenses

         General and administrative expenses for the three-months ended September 30, 2002 were $423,000 or 10% of net revenues, as compared with $467,000 or 7% of net revenues for the three-months ended September 30, 2001, a decrease of $44,000 or 9%. General and administrative expenses for the nine-months ended September 30, 2002 were $1,638,000 or 12% of net revenues, as compared with $1,683,000 or 9% of net revenues for the nine-months ended September 30, 2001, a decrease of $45,000. The decrease in general and administrative expense for the three-months ended September 30, 2002 is primarily attributable to reduced payroll expenses, consulting and legal fees, which includes an insurance deductible refund of $100,000, partially offset by increased investor relations expenses. The decrease in general and administrative expense for the nine-months ended September 30, 2002 is primarily attributable to reduced payroll expenses, consulting and legal fees, which includes an insurance deductible refund of $100,000, partially offset by charges of approximately $238,000 associated with the issuance of warrants in connection with consulting services, increased investor relations expenses and an increase in bad debt expenses.

Research and Development Expenses

         Research and development expenses for the three-months ended September 30, 2002 were approximately $1,042,000 or 25% of net revenues, as compared with $617,000 or 9% of net revenues for the three-months ended September 30, 2001, an increase of $425,000 or 69%. Research and development expenses for the nine-months ended September 30, 2002 were approximately $3,007,000 or 23% of net revenues, as compared with $2,515,000 or 14% of net revenues for the nine-months ended September 30, 2001, an increase of $492,000 or 20%. The increase in research and development expenses was due primarily to a reduction in engineering work performed under contract and, as such, less research and development personnel expenses were allocated to costs of sales than in the prior year.

Amortization

         Amortization expenses for the three-months ended September 30, 2002 was $217,000 or 5% of net revenues, as compared with $700,000 or 10% of net revenues, for the three-months ended September 30, 2001, a decrease of $483,000 or 69%. Amortization expense for the nine-months ended September 30, 2002 were $725,000 or 4% of net revenues, as compared with $1,976,000 or 11% of net revenues, for the nine-months ended September 30, 2001, a decrease of $1,251,000 or 63%. The decrease in terms of absolute dollars and as a percentage of net revenues is primarily due to the Company's adoption of FAS 142 on January 1, 2002, under which goodwill is no longer amortized. On a pro forma basis had the amortization of goodwill and the assembled workforce intangible asset ceased on January 1, 2001, the Company's amortization expense for the three and nine months ended September 30, 2001 would have decreased by $467,000, and $1,130,000, respectively, and the Company would have reported a net loss of $423,000 or $0.01 per share and net loss of $3,327,000 or $0.11 per share, respectively. As of September 30, 2002, no impairment of goodwill had been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. See also "Note 4. Recent Accounting Pronouncements."

Restructuring Expenses

         For the three-months ended September 30, 2002, the Company recorded restructuring expenses totaling $96,000 related to the closure of its Chelmsford, MA, facility. For the nine-months ended September 30, 2001, the Company recorded restructuring expenses totaling $33,000 related to the closure of its Wilmington, MA, facility.

Write-off of In-Process Technology

         In connection with the acquisition of Videonics, the Company recorded a charge for purchased in-process technology of $505,000 during the first quarter of 2001.

Interest Expense, Net

         Net interest expense for the three-months ended September 30, 2002 was $57,000, or 1% of net revenues, as compared to $44,000, or 1% of net revenues, for the three-months ended September 30, 2001, a increase of $13,000. Net interest expense for the nine-months ended September 30, 2002 was $174,000, or 1% of net revenues, as compared to $267,000, or 1% of net revenues, for the nine-months ended September 30, 2001, a decrease of $93,000. The decrease in interest expense for the nine-month period is primarily attributable to a decrease in debt obligations and lower interest rates.

Other Income (Expense), Net

         Net other income for the three-months ended September 30, 2002 was zero, as compared to net other expense of $33,000, or less than 1% of net revenues, for the three-months ended September 30, 2001, a change of $33,000. Net other income for the nine-month period ended September 30, 2002 was $24,000, or less than 1% of net revenues, as compared to net other expense of $62,000, or less than 1% of net revenues, for the nine-months ended September 30, 2001, a change of $86,000.

         Other expense for the nine-months ended September 30, 2002 is primarily comprised of a charge of $334,000 related to the repricing of warrants associated with the termination of an equity line of credit offset by gains on the settlement of debts for less than original amounts of $360,000.

         The increase in other income for the three-months ended September 30, 2001 is primarily attributable to gains of approximately $128,000 related to the settlement of debts for less than the amounts initially accrued, offset by charges of $69,000 associated with the untimely registering of AMRO Investment International's 1,400,000 shares which were issued in connection with a private placement in which the Company received gross proceeds of $1,500,000 in June 2000. The Company registered these shares in February of 2002. The increase in other expense for the nine-months ended September 30, 2001 is primarily attributable to charges of $374,000 associated with the untimely registering of AMRO Investment International's shares. Offsetting these charges were gains of approximately $328,000 related to the settlement of debts for less than original amounts accrued.

Liquidity and Capital Resources

         The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine-months ended September 30, 2002 and the year ended December 31, 2001, the Company incurred net losses of $4,710,000 and $6,658,000, respectively, and net cash used in operating activities of $4,824,000, and $3,452,000, respectively. These factors indicate that the Company may potentially be unable to continue as a going concern.

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

         Net cash used in operating activities for the nine-months ended September 30, 2002 and 2001 was $4,824,000 and $2,952,000, respectively. In the first nine months of 2002, net cash used in operating activities consisted primarily of a net loss of $4,170,000 adjusted for depreciation and amortization of $950,000, warrant issue expense of $573,000 and gain on debt settlement totaling $311,000, a decrease in accounts payable of $1,470,000 and payment of legal judgment of $2,073,000, partially offset by an decrease in accounts receivable of $1,014,000 and a decrease in inventories totaling $1,453,000. In first nine months of 2001, net cash used in operating activities consisted primarily of a net loss of $4,657,000 adjusted for depreciation and amortization of $2,328,000, the write-off of in-process technology related to the acquisition of Videonics totaling $505,000, deferred compensation expense of $209,000, a decrease in accrued expenses totaling $160,000 and an increase in accounts receivable of $1,260,000, partially offset by an increase in accounts payable of $78,000.

         Three customers, each with accounts receivable balances in excess of 10% of our accounts receivable, accounted for 48% of our total accounts receivable at September 30, 2002.

         We expect that our operating cash flows may fluctuate in future periods as a result of fluctuations in our operating results, shipment linearity and accounts receivable collections, inventory management, and the timing of payments among others.

         Net cash provided by investing activities for the nine-months ended September 30, 2002 and 2001 was $2,300,000 and $1,156,000, respectively. For the first nine months of 2002, cash provided in investing activities was principally from the decrease in restricted collateral deposit of $2,363,000, offset by the purchase of property and equipment of $64,000. For the first nine months of 2001, cash was provided by a reduction in restricted certificates of deposit of approximately $965,000 and net cash provided through the acquisition of Videonics on January 16, 2001, of $360,000, offset by additions to property and equipment of $169,000. The acquisition of Videonics was accounted for as a purchase and made through the issuance of approximately 5,135,000 shares of the Company's common stock.

         Net cash provided by financing activities for the three-months ended September 30, 2002 and 2001 was $2,796,000 and $2,150,000, respectively. In the first nine months of 2002, the Company received $2,435,000 in net proceeds from private offerings of common stock and $537,000 from the exercise of common stock options which were partially offset by $145,000 in repayments on convertible notes to a shareholder. In the first nine months of 2001, cash provided by financing activities occurred primarily from the issuance of notes payable to a stockholder and director of the Company of $2,650,000 offset by repayments of $400,000 to a bank.

         As  of  September  30,  2002,  the  Company  had  working   capital  of
$1,707,000, as compared to $2,038,000 at December 31, 2001, an decrease of $331,000.

         The Company has incurred losses and negative cash flows from operations for the nine-months ended September 30, 2002 and each of the two years in the period ended December 31, 2001 and as such has been dependent upon raising money for short and long-term cash needs through debt, proceeds from the exercise of options, and the sale of common stock in private placements. For the nine-months ended September 30, 2002, the Company received approximately $537,000 from the exercise of common stock options and $2,435,000 in proceeds from private offerings of common stock, which is net of financing costs of $315,000. Additionally, the Company incurred $182,000 of costs during 2001 in connection with this offering (including costs associated with the subsequent registration of the shares), resulting in total offering costs of $497,000.

         On February 28, 2001, and June 29, 2001, the Company and Carl Berg, a director and stockholder of the Company, entered into Secured Convertible Promissory Note agreements under which Mr. Berg loaned the Company a total of $2.7 million to support the Company's working capital needs. On May 7, 2001, the Company converted $2.3 million of outstanding debt under two separate promissory notes and accrued interest owed by Focus to Mr. Berg to Convertible Preferred Stock. See "Note 7 - Convertible Notes" for more information.

         At September 30, 2002, the Company owed Mr. Berg approximately $4.2 million in principal and accrued interest on various notes.

         Management has taken steps to reduce costs, including the closure of its Wilmington, MA facility on April 1, 2001. All operations, customer support and finance were moved into the Campbell, CA, facility. In connection with this restructuring, the Company reduced overall personnel by 13%. In April of 2002, the Company further reduced its personnel by 9%. Additionally, during the three-months ended September 30, 2002, the Company closed its Chelmsford, Massachusetts office and furloughed 7% of its personnel through December 31, 2002 with the eventual return to work dependent on business conditions at that date.

         Management is assessing its product lines to identify how to enhance existing or create new distribution channels. In addition, the Company released three new products in the first nine months of 2002, and expects to release at least one more new product by year-end. There can be no assurances as to the amount of revenue these new products will produce.

         Ultimate future capital requirements will depend on many factors, including cash flow from operations, continued progress in research and development programs, competing technological and market developments, and our ability to market our products successfully. Additional financings may be required in 2002 as the Company implements its business plan. As of September 30, 2002, the Company had no commitments from any other sources to provide additional equity or debt financing. As such, there can be no assurance that sufficient funds will be raised. Moreover, any equity financing would result in dilution to our then-existing stockholders and any additional debt financing may result in higher interest expense.

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

         As of September 30, 2002, we had an accumulated deficit of $60,076,000. We incurred net losses of $4,710, 000, $6,658,000 and $12,029,000 for the nine-months ended September 30, 2002 and the years ended December 31, 2001 and 2000, respectively. There can be no assurance that we will become profitable. Additionally, our auditors have included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2001 with respect to uncertainties about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

We may need to raise additional capital, which will result in further dilution of existing and future stockholders.

         Historically, we have met our short-and long-term extra cash needs through debt and the sale of common stock in private placements because cash flow from operations has been insufficient to fund our operations. Set forth below is information regarding net proceeds received recently:

                      Private Offerings Of   Issuance of      Exercise of Stock
                           Common Stock         Debt        Options and Warrants
                           ------------         ----        --------------------

First nine months 2002      $2,435,000                --           $537,000
Fiscal 2001                         --        $2,650,000           $199,000
Fiscal 2000                 $1,284,000        $2,363,000         $1,121,000

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

We have a significant amount of convertible securities that will dilute existing shareholders upon conversion.

         At September 30, 2002, we had 36,158,269 and 1,904 shares of common and preferred shares issued and outstanding, respectively, and 1,134,569 warrants and 6,681,527 options that are exercisable into shares of common stock. The 1,904 shares of preferred stock are convertible into 1,904,000 shares of our common stock. We also may issue additional shares in acquisitions and may grant 187,702 additional stock options to our employees, officers, directors and consultants under our current stock option plans. Any additional plans will further dilute existing shareholders.

         In addition, at September 30, 2002, the Company was obligated under certain circumstances, to issue up to 1,370 shares of preferred stock upon the conversion of $1,797,000 debt and accrued interest.

We are dependent upon a significant stockholder to meet our interim financing needs.

         We have relied upon the ability of Carl Berg, a director and significant owner of our common stock for interim financing needs. As of September 30, 2002, we had an aggregate of approximately $4.2 million in debt and accrued interest outstanding to Mr. Berg. There can be no assurances that Mr. Berg will continue to provide such interim financing should we need additional funds.

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

We are dependent on our suppliers.

         We purchase all of our parts from outside suppliers and from time to time experience delays in obtaining some components or peripheral devices. Additionally, we are dependent on sole source suppliers for certain components. There can be no assurance that labor problems, supply shortages or product discontinuations will not occur in the future which could significantly increase the cost, or delay shipment, of our products, which in turn could adversely affect our results of operations.

We rely on sales to a few major customers for a large part of our revenues.

         No customer accounted for greater than 10% of total revenue for the quarter ended September 30, 2002, however, three customers accounted for 48% of our total accounts receivable at September 30, 2002. We do not have long-term contracts requiring any customer to purchase any minimum amount of products. There can be no assurance that we will continue to receive orders of the same magnitude as in the past from existing customers or we will be able to market our current or proposed products to new customers. Loss of any major customer would have a material adverse effect on our business as a whole. Furthermore, many of our products are dependent upon the overall success of our customer's product, over which we often have no control.

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

         o We must maintain stockholders' equity of $2,500,000. At September 30, 2002, we had total stockholders' equity of $4.6 million. To the extent we continue losing money and do not raise additional capital, our stockholders' equity will be reduced.

         o We are required to maintain a minimum bid price of $1.00 per share for our common stock. The closing price of our common stock on November 12, 2002 was $1.20.

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

Our common stock price is volatile.

         The market price for our common stock is volatile and has fluctuated significantly to date. For example, between October 1, 2001 and November 12, 2002, the price of our stock has fluctuated between $0.73 and $2.24 per share, closing at $1.20 at November 12, 2002. The trading price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to factors including, but not limited to, the following:

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

         Our revenues from outside the United States are subject to inherent risks related thereto, including currency rate fluctuations, the general economic and political conditions in each country. There can be no assurance that the economic crisis and currency issues currently being experienced in certain parts of the world will not reduce demand for our products and therefore have a material adverse effect on our revenue or operating results.

Our businesses are very competitive.

         The computer peripheral markets are extremely competitive and are characterized by significant price erosion over the life of a product. We currently compete with other developers of video conversion products and with video-graphic integrated circuit developers. Many of our competitors have greater market recognition and greater financial, technical, marketing and human resources. Although we are not currently aware of any announcements by our competitors that would have a material impact on its operations, there can be no assurance that we will be able to compete successfully against existing companies or new entrants to the marketplace.

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

         We remain concerned about the potential impact of California's energy crisis upon our operations and the financial condition of our customers and suppliers in California. Furthermore, our California offices at this time do not have backup generators, and hence we would need to curtail our operations in the event of an electricity brown-out or black-out.

We are exposed to general economic conditions that have resulted in significantly reduced sales levels. If such adverse economic conditions were to continue or worsen, our business, financial condition and operating results could be adversely impacted.

         If the adverse economic conditions in the United States and throughout the world economy continue or worsen, we may experience a material adverse impact on our business, operating results, and financial condition. We continue to take actions and charges to reduce our cost of sales and operating expenses in order to address these adverse conditions. A prolonged continuation or worsening of sales trends may require additional actions and charges to reduce cost of sales and operating expenses in subsequent quarters. We may be unable to reduce cost of sales and operating expenses at a rate and to a level consistent with such a future adverse sales environment. If we must undertake further expense reductions, we may incur significant incremental special charges associated with such expense reductions that are disproportionate to sales, thereby adversely affecting our business, financial condition and operating results. Continuing weakness in the economy could decrease demand for our products, increase delinquencies in payments and otherwise have an adverse impact on our business.

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

         Some highlights include establishment of a new independent oversight board for public accounting firms, enhanced disclosure requirements for public companies and their insiders, required certification by CEO's and CFO's of SEC financial filings, prohibitions on certain loans to offices and directors, efforts to curb potential securities analysts' conflicts of interest, forfeiture of profits by certain insiders in the event financial statements are restated, enhanced board audit committee requirements, whistleblower protections, and enhanced civil and criminal penalties for violations of securities laws. It is difficult to predict the impact of such legislation, however it will increase the costs of securities law compliance for publicly traded companies such as Focus.

Continued terrorism threats and potential war in the Middle East have had a negative impact on the U.S. economy.

         The adverse consequences of potential war and the effects of terrorism have had a negative affect on the U.S. economy. For example, the potential for war in Iraq has further depressed the stock markets. Any prolonged conflict(s) could negatively impact our ability to raise additional funds if needed and our revenues will be adversely affected if consumers and businesses continue to cut back spending.

Item 3. Controls and Procedures

         In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), we implemented disclosure controls and procedures pursuant to which management under the supervision and with the participation of the chief executive officer ("CEO") and chief financial officer ("CFO") carried out, within 90 days prior to the filing of this quarterly report, a review and evaluation of the effectiveness of these controls and procedures. Based on this review, our CEO and CFO have concluded that our disclosure controls and procedures are effective in timely alerting them to material changes in information required to be included in our periodic Securities and Exchange Commission filings.

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

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

Item 2. Changes in Securities

         (a)      (None)

         (b)      (None)

         (c) During the nine months ended September 30, 2002, the Focus has sold the following securities that were not registered under the Securities Act. The purchases and sales were exempt
                  pursuant  to  Section  4(2)  of  the   Securities  Act  and/or
                  Regulation D promulgated thereunder as transactions by an issuer not involving a public offering, where the purchasers represented their intention

                  1. On January 11, 2002, we sold in a private placement, 2,434,490 shares of our common stock to four investors for gross proceeds of $2,750,000. The proceeds were used for general corporate purposes. In connection with the private placement, we also issued warrants to purchase 367,140 shares of common stock at $1.36 per share. The securities were later registered on a Registration Statement on Form S-3 deemed effective on February 12, 2002.

                  2. On January 18, 2002 and March 26, 2002, we issued 5,607 and 10,190 shares of our common stock, respectively, to two unrelated third parties in settlement of an aggregate of $23,000 in accounts payable.

                  3. In September 2002, we received gross proceeds of $187,500 from the issuance of 250,000 shares of common stock resulting from the exercise of common stock warrants initially issued pursuant to a private placement with an unaffiliated investor. The proceeds from the warrants were used for general corporate purposes. The warrants and underlying common stock were registered on a Registration Statement on Form S-3 deemed effective on February 12, 2002.

         The issuance of the securities described above were exempt either pursuant to Rule 701 under the Securities Act, as a transaction pursuant to a compensatory benefit plan, or pursuant to Section 4(2) as a transaction by an issuer not involving a public offering. The recipients in such transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us. No underwriters were employed in any of the above transactions. Appropriate legends were affixed to the share certificates and warrants issued in the transactions.

         (d)      See (c) above.

Item 3. Defaults Upon Senior Securities

         (None)

Item 4. Submission of Matters to a Vote of Security Holders

         (None)

Item 5. Other Information

         (None)

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits


              Exhibit 10.40 - Employment agreement between Focus Enhancements and Brett Moyer
              Exhibit 99.1 - CEO 906 Certification
              Exhibit 99.2 - CFO 906 Certification

         (b)      Reports on Form 8-K

                  On August 23, 2002, the Company filed a Form 8-K announcing that its FS454 Semiconductor had been accepted for the X Box Video Game System.

                  On August 27, 2002, the Company filed a Form 8-K announcing the retirement of its president and the appointment of a new president.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




   November 14, 2002                              Focus Enhancements, Inc.
------------------------                      ---------------------------------
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

                Certification of the Principal Executive Officer
                 (Section 302 of the Sarbanes-Oxley Act of 2002)


         I, Brett Moyer, President and Chief Executive Officer of Focus Enhancements, Inc. certify that:

1. I have reviewed this  quarterly  report on Form 10-QSB of Focus  Enhancements
Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                           /s/ Brett Moyer
                                           ---------------
                                           Brett Moyer
                                           President and Chief Executive Officer

                Certification of the Principal Financial Officer
                 (Section 302 of the Sarbanes-Oxley Act of 2002)


I, Gary L. Williams, Chief Financial Officer of Focus Enhancements, Inc. certify that:

1. I have reviewed this  quarterly  report on Form 10-QSB of Focus  Enhancements
Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                                         /s/ Gary L. Williams
                                                         -----------------------
                                                         Gary L. Williams
                                                         Chief Financial Officer