Form 10KSB
period 2002-12-31
FOCUS ENHANCEMENTS INC
filed 2003-03-31
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]    ANNUAL  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

                 For the fiscal year ended December 31, 2002, or

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

                               Title of Each Class
                               --------------------
                          Common Stock, $.01 par value

                      Name of Exchange on which Registered
                      ------------------------------------
                                     Nasdaq

        Securities registered pursuant to Section 12(g) of the Act: None

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No [ ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    Issuer's revenues for the fiscal year ended December 31, 2002 were $17,312,000. The aggregate market value of voting common stock held by non-affiliates of the Registrant was approximately $27,483,873 based on the closing bid price of the Registrant's Common Stock on March 21, 2003 as reported by Nasdaq ($0.79 per share).

    As of March 21, 2003, there were 37,104,315 shares of common stock outstanding.

    Document Incorporated by Reference: None.

                                     Part I
                         Item 1. Description of Business

General

    Incorporated in 1992, we develop and market proprietary video technology in two areas: semiconductors and video systems. We market our products globally to OEM Manufacturers, and dealers and distributors in the consumer and professional channels. Our semiconductor products include several series of Application Specific Integrated Circuit (ASICs) that process digital and analog video to be used with televisions, computer motherboards, graphics cards, video conferencing systems, Internet TV, media center and interactive TV applications. We market our ASICs through semiconductor distribution channels. Our system products are designed to provide solutions in PC-to-TV scan conversion, video presentation, digital-video conversion, video production and home theater markets. We market our system products through both consumer and professional channels. Our system products include video scan converters, video mixers, character generators, and video processors.

    Since our inception, we have emphasized gaining market awareness for our products and increasing our intellectual property through both internal market and product development as well as through acquisition. In September of 1996, we acquired TView, Inc., a developer of PC-to-TV video conversion semiconductor technology. We believe the acquisition was a strategic milestone in our transition to the video convergence market. In July of 1998 we acquired PC Video Conversion, Inc., a manufacturer of professional high-end video conversion products. We later restructured this entity into a Professional Products Research & Development group and consolidated its operations into our corporate headquarters.

    Our PC-to-TV technology provides sharp, flicker-free, computer-generated images on televisions for multimedia/business presentations, classroom/training sessions, game playing and Internet browsing.

    In January of 2001, we completed our merger with Videonics, Inc. (previously
NASDAQ: VDNX). Videonics, a leading designer of affordable, high-quality, digital video post-production equipment, developed and marketed products for the expanding markets of Internet production and streaming, desktop video editing and video presentations. Following the merger, we have taken advantage of the complementary strategic fit of the businesses to build attractively priced digital video solutions for an expanded customer base.

    After the merger, we put in place a new management team and executed a restructuring plan, which has significantly reduced our post-merger staffing in the areas of operations, marketing, customer support and finance. In March 2001, we negotiated an early release of our Wilmington Massachusetts facility and consolidated our operations, customer support and finance departments, into our Campbell, California facility. Concurrently with the restructuring, we moved our remaining Massachusetts sales personnel into a 2,800 square foot facility located in Chelmsford, Massachusetts. In September 2002, we closed the Chelmsford facility as Brett Moyer, our former Chief Operating Officer moved from Chelmsford to Campbell, California to accept the role as Focus' President and Chief Executive Officer.

    Our executive offices are located at 1370 Dell Avenue, Campbell, CA 95008-6604 and our Semiconductor Group is located at 22867 Northwest Bennett Rd., Hillsboro, Oregon 97124. Focus' general telephone number is (408) 866-8300, and our Worldwide Web address is http://www.Focusinfo.com. Information contained on the Website is not part of this document.

Business Strategy

    In 2002, we continued to concentrate on the Semiconductor and System product groups. ASIC chip products are targeted for the scan conversion, commercial television, video conferencing, media gateway and set top boxes for the cable, Internet appliance, gaming, and home gateway industries. These are industries that require the best video conversion technology available in the market. We continue to design complete products for the professional audio video and home theater markets using our proprietary software and ASIC designs to deliver feature rich products to the market.

    During the years ended December 31, 2002 and 2001, we only had operations in the United States.

    The following table summarizes revenue by geographic area (in thousands):

                                                           2002           2001
                                                           ----           ----
    United States                                        $12,828         $18,170
    Americas (excluding the United States)                   288             837
    Europe                                                 1,513           1,323
    Asia                                                   2,683           2,978
                                                         -------         -------
         Total                                           $17,312         $23,308
                                                         =======         =======

Our Products

    We market two distinctive product lines: semiconductors and video system products. Our system products (professional and consumer) target video production and home entertainment and our semiconductor products target the video convergence market. It is management's expectation that the semiconductor products will be a larger contributor to our growth in the years to come as more and more consumer electronics manufacturers and PC manufacturers design products requiring high quality video conversion solutions.

Semiconductor Products

    Our ASIC (Application Specific Integrated Circuit) chips are custom designed for a specific application rather than a general-purpose chip like a microprocessor. The use of ASIC chips improves performance over general-purpose CPUs, because the chips are "hardwired" to do a specific job. Our products provide solutions for customers who need high quality digital images on a television screen. The PC-to-TV video convergence market exists as a result of incompatibility between a PC's progressive scan image and the TV's interlace image. Our ASIC products include the FS400, FS450, FS453/4 and FS460 series used for scaling, mixing, blending, scan conversion, Internet TV and interactive TV applications. These chips, due to their features and applicability, are used in many of the Company's systems products. The following is a listing of the many applications for our chips:

o        Media Centers
o        Gaming Consoles
o        Graphic Design and Animation Hardware
o        Information Appliances
o        Interactive Home Entertainment
o        Interactive Television
o        PC Video Out (TV-Ready PC's)
o        Point of Sales Terminals
o        Seamless Switchers
o        Set Top Boxes
o        Teleconferencing Systems
o        Television Broadcast and Video Design
o        Video Kiosks
o        Web Appliances
o        Automotive Video

    The wide expanse of applications for our semiconductor products provides us with the opportunity to grow our business.

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

    In May of 2001, we launched the FS460, our second ASIC chip co-developed with Intel. This ASIC was designed for Multimedia Gateways and Interactive Television applications. It allows our customers to build products that merge computer generated graphics with up to two other independent video sources into one television signal. This allows products with interactive buttons to overlay video, for PIP (picture in picture) and Program guide information to simultaneously exist on the video screen, or to play games while maintaining internet access and monitoring video. The chip allows user interaction with on-screen content for applications such as advanced interactive TV, web surfing, online games and e-commerce. The chip supports the European MHP standard, and is a cost-effective solution for use with Intel architecture. The FS460 complements Intel's graphic systems and is supported by the Intel 810, 815 and certain future graphic chip-sets and is compatible with Intel Celeron processors, Intel Pentium III processors and Intel Pentium IV processors.

    In August of 2002, we announced the FS454. The FS454 is the latest chip in the series, and was designed for use in the Microsoft Xbox. Microsoft funded $2.1 million for the development of the FS454. As of March 21, 2003, we have only provided Microsoft with sample quantities of the FS454 and we currently do not know future FS454 chip requirements, if any. In addition to the FS454's compatibility with the Microsoft Xbox, the chip has broad applications in other products that need TV-Out, such as PC's, media centers and media adaptors. The chip provides normal TV and HDTV outputs, has a small footprint, and has low power consumption for notebook PC requirements.

System Products

    Professional Products

    The professional product line provides a broad range of digital video solutions for the specialized video consumer, videographer and broadcast professional. Our product line includes the industry's leading edge technology in character generating, digital video mixing, blending and editing. Our latest release is FireStoreTM, which is the first direct to disk converter that can format DV video into an instantly editable format on an IEEE 1394 hard drive at the time of filming. The CenterStage video processors bring the sharpest and best quality video to front or rear-projection, plasma, CRT, and LCD displays used in today's home theaters and professional presentation rooms.

    These products are sold through a network of national and international distributors in more than 90 countries worldwide.

    Consumer Products

    TView, our consumer line of scan converters, builds on PC-to-TV convergence technology. The TView products, which are sub-categorized Gold, Silver and Micro for performance and description, turn any standard television into a large screen computer display. The product line targets presenters, educators, trainers and the rapidly expanding gamers market. The iTView Mac, targets the Apple iMac and eMac, and is our latest product release for these channels. The majority of the products in the consumer line integrate the core technology provided by our FS400 family of Semiconductors. The TView Gold product accepts computer desktop resolutions up to 1600x1280 at millions of colors on both Window and Mac platforms. Much like the professional products, the TView line is offered in multiple forms including a portable version for mobile users.

Research And Development

    We continue to invest heavily in research and development. Of the $4.0 million invested on research and development in 2002, approximately 53% was in ASIC chip development and support activities, with the remainder to support new products for the professional and home theater markets.

Intellectual Property and Proprietary Rights

    As of March 21, 2003, we had been issued five patents and filed five provisional patent applications in the United States. Certain of these patents have also been filed and issued in countries outside the United States. Historically, we have relied principally upon a combination of copyrights, common law trademarks and trade secret laws to protect the proprietary rights to products that we market under the FOCUS, Videonics and TView brand names.

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

Marketing and Sales Strategy

    Most electronic equipment manufacturers and chip developers launch new technologies at industry conferences such as COMDEX, the International Consumer Electronics Show (CES), and the National Association of Broadcasters (NAB) Expo. In addition to attending these events, we also visit major conferences in our target markets. It is our experience that attendance at these conferences adds to our name recognition and market acceptance.

    In 2002, we continued to concentrate on the semiconductor and video system product lines. While we believe that the semiconductor market offers the best potential for future growth, we also recognize our video system products remain an important and substantial contributor to our growth. Our semiconductor products target the cable, Internet appliance, gaming and home entertainment industries. We plan to continue our marketing efforts and vigorously pursue the semiconductor market for its technology in 2003, building on our existing agreements with what we believe to be some of the most significant names in the TV, PC, Video Conferencing and Internet appliance markets. We also expect to concentrate our marketing efforts toward those OEMs which dominate their respective markets and which have the manufacturing, sales and distribution networks in place to capitalize on the forecasted growth for the TV-to-PC convergence products over the next five years.

Distribution

    We have made investments over the last several years in creating a global sales channel. In the United States and Canada, we market and sell our products through

o    National resellers such as Micro Center,  Fry's Electronics,  and J&R Music
     World;
o National distributors such as Ingram Micro, D&H Distributing and DBL Distributing;
o    Third-party mail order resellers such as MicroWarehouse, B&H Photo and CDW;
o    Video Value Added Resellers for ProAV Products;
o    Direct to our customers via our Web site;
o    Direct to our semiconductor customers, and

Internationally, our products are sold directly to certain large semiconductor customers, resellers, independent mail order companies and system and semiconductor distributors in numerous countries, including France, the United Kingdom, Scandinavia, Germany, Switzerland, Italy, Australia, Mexico, Japan, Taiwan, Hong Kong, China, Singapore, and the Republic of Korea.

Customer Support

    We believe that our future success will depend, in part, upon the continued strength of customer relationships. In an effort to ensure customer satisfaction, we currently provide customer service and technical support through a five-days-per-week "hot line" telephone service. We use 800 telephone numbers for customer service and a local telephone number for technical support (the customer pays for the phone charge on technical support). The customer service and support lines are currently staffed by technicians who provide advice free of charge to ensure customer satisfaction and obtain valuable feedback on new product concepts. In order to educate our telephone support personnel, we periodically conduct in-house training programs and seminars on new products and technology advances in the industry.

    We offer this same level of support for our entire domestic market including direct market customers who purchase our products through computer superstores or system integrators. Internationally, we also provide technical support to international resellers and distributors who, in turn, give local support to their customers.

    We provide customers with a one- to three-year warranty on all products and will repair or replace a defective product still under warranty coverage. The majority of defective product returns are repaired or replaced and returned to customers within ten business days.

Competition

    We currently compete with other developers of PC-to-TV conversion products and of videographic integrated circuits. Although we believe that we are a leader in the PC-to-TV conversion product marketplace, the video graphic integrated circuit market is intensely competitive and characterized by rapid technological innovations. This has resulted in new product introductions over relatively short time periods with frequent advances in price/performance ratios. Competitive factors in these markets include product performance, functionality, product quality and reliability, as well as volume pricing discounts, customer service, customer support, marketing capability, corporate reputation, brand recognition and increases in relative price/performance ratios for products serving these markets. In the PC-to-TV scan converter market, our biggest competitor is AVerMedia. In the video graphic integrated circuits market, we compete with Conexant, Philips, and Chrontel.

    Many of our system products are marketed to professional broadcast studios, post-production houses, video conferencing centers and the elite videographer. Our system products compete for market share with Datavideo, Extron, and other niche manufacturers.

    Some of our competitors have greater technical and capital resources, more marketing experience, and larger research and development staffs than we have in the video graphic integrated circuits market. With an aggressive effort, our competitors could severely affect our business.

    We believe that we compete favorably on the basis of product quality and technical benefits and features. We also believe we provide competitive pricing, extended warranty coverage, and strong customer relationships, including selling, servicing and after-market support for our finished products. However, there can be no assurance that we will be able to compete successfully in the future against existing companies or new entrants to the marketplace.

Manufacturing

    We rely on subcontractors who operate under two different models in the process of manufacturing our systems products. The first subcontractor type utilizes components that we purchase and then send to the sub manufacturer who in turn manufactures and tests board level subassemblies. The products that incorporate these subassemblies are completed, tested and distributed at our facility in Campbell, California. This model provides for higher margin and control in a lower volume product

    The second subcontractor type builds the entire product as designed and specified by us for a fixed price. The second is a true turnkey manufacturer. The turnkey house is responsible for component procurement, board level assembly, product assembly, quality control testing and final pack-out. For certain commercial PC-to-TV video conversion products, turnkey manufacturers ship directly to the OEM customer and forward-shipping information to us for billing. Non-turnkey manufacturing for system products is subcontracted to a company located in Mexico.

    We  believe  that the  turnkey  model  is  applicable  to our  higher-volume products, and that it helps lower inventory and staffing. Our three turnkey manufacturers accounted for approximately 40% of our product manufacturing capabilities in 2002. One manufacturer, based in Taiwan, supplies set top box finished products. A manufacturer in Korea provides 100% of our ASIC production. Another manufacturer in California supplies certain of our professional products. Under the turnkey model, quality control is maintained through standardized quality assurance practices at the build site and random testing of finished products as they arrive at our fulfillment center. Management believes that the turnkey model helps us to lower inventory and staff requirements, maintain better quality control and product flexibility, achieve quicker product turns and improved cash flow.

    All customer returns are processed through our fulfillment center. Upon receipt of a returned product, a trained technician tests the product to diagnose the problem. If a product is found to be defective the unit is either returned to the turnkey subcontractor for rework and repair or is repaired by us and returned to the customer. The majority of defective product returns are repaired or replaced and returned to customers within ten business days.

Personnel

    As of December 31, 2002, we employed 73 people on a full-time basis, of whom 25 are in research and development, 19 in marketing and sales, 2 in customer support, 22 in operations, and 5 in finance and administration.

Backlog

    At December 31, 2002, we had a backlog of approximately $223,000 for products ordered by customers as compared to a backlog of $255,000 at December 31, 2001, a decrease of $32,000 or 13%. We do not believe backlog for products ordered by customers is a meaningful indicator of sales that can be expected for a particular time period since the order patterns of our customers in the past have demonstrated that backlog is episodic.

Item 2. Description of Property
(a)  Properties.

Property Location and Primary Use      Lease Expires    Square Feet Monthly Rent
---------------------------------      -------------    ----------- ------------
3 Meeting House Rd (1)                March 31, 2004         2,800       $ 4,202
Chelmsford, MA
Vacated

250 Village Sq                      January 31, 2006           500       $ 1,350
Orinda, CA
R&D

22867 N.W. Bennet St               December 31, 2005         7,400       $ 7,392
Hillsboro, OR
R&D

1370 Dell Avenue                       July 31, 2005        27,500       $27,500
Campbell, CA
Company Headquarters (Manufacturing,
Sales, R & D, Marketing,
Customer Support, Administration)

--------------------

(1) On September 30, 2002, we closed our Chelmsford MA office. At that time we recorded the remaining obligation due under the rental agreement.

We  believe  that  our  existing   facilities   are  adequate  to  meet  current
requirements and that additional space, if needed, can be readily obtained on comparable terms.

(b)  Investment Policies.

     (1)  Investment  in  S&P  or  Interests  in  Real  Estate.   See  "Item  2.
          Description of Property - (a) Properties" above.

     (2)  Investments in Real Estate Mortgages. Not applicable.

     (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. Not applicable.

(c) Description of Real Estate and Operating Data. Not applicable.



Item 3. Legal Proceedings

Class Action Suits

    Focus and one of our former directors were named as defendants in a securities class action in United States District Court for the District of Massachusetts. The complaint included a class of stockholders who purchased Focus shares during the July 17, 1997 to February 19, 1999 period (C.A. No. 99-12344-DPW). The complaint was initially filed in November of 1999 and was amended several times. The complaint purported to allege violations of the federal securities laws and sought unspecified monetary damages.

    In December 2001, the parties reached an agreement in principle to settle this case and in May 2002 the case was settled and a final judgement was entered by the United States District Court. The settlement was funded entirely by proceeds from defendants' insurance carrier. The case is now closed.

CRA Systems, Inc.

     In 1996 we entered into an agreement with CRA Systems, Inc., a Texas corporation, the terms and nature of which were subsequently disputed by the parties. We contended that the transaction was simply a sale of inventory for which we were never paid. CRA contended otherwise. CRA brought suit against Focus and on September 21, 1998, filed in the 170th Judicial District Court of McLennon County, Texas (Case No. 98-3151-4) for breach of contract and other claims, contending that we grossly exaggerated the demand for the product and the margin of profit that was available to CRA regarding this project. CRA sought to recover out-of-pocket losses exceeding $100,000 and lost profits of $400,000 to $1,000,000. The case was removed to the US District Court for the Western District of Texas, Waco, Texas (Civil No. W-99-CA-031). A jury trial in May 2000 in that court resulted in a verdict in favor of CRA for $848,000 actual damages and $1,000,000 punitive damages. On October 10, 2000, the court rendered a judgment in favor of CRA for actual damages, punitive damages, attorney's fees, costs, and interest. In connection with this judgment, we recorded an expense of $2,147,722 in the period ended September 30, 2000. The court overruled the motion for new trial that we filed, and we appealed the judgment to the U.S. Court of Appeals for the Fifth Circuit in New Orleans, Louisiana. On October 27, 2000, we submitted a bond in the approximate amount of $2.3 million (being the approximate amount of the judgment plus 10% to cover interest and costs of CRA) and the U.S. District Court granted a stay of any enforcement of the judgment pending appeal. The Court of Appeals held oral argument on December 3, 2001. On January 3, 2002, the Court of Appeals affirmed the judgment awarded to CRA virtually in its entirety. We had already recorded a charge to operations to establish a legal reserve for such amount during the third quarter of 2000. Therefore, in February 2002, the Company utilized the bond to pay CRA $2,215,600 in accordance with the judgement. Excess bond proceeds of $145,000 were used to pay down a Convertible Note Payable to Mr. Berg. See "See Notes to Consolidated Financial Statements - 8. Notes Payable - Convertible Promissory Notes" for further discussion. This case is now closed.

General

    From time to time, we are party to certain other claims and legal proceedings that arise in the ordinary course of business of which, in the opinion of management, do not have a material adverse effect on our financial position or results of operation.

Item 4. Submission Of Matters To A Vote Of Security Holders

At the Focus Annual Meeting of Stockholders on December 20, 2002, the following proposals were approved:

                                                                                        Votes
                                                                --------------------------------------------------------
                                                                   For                  Withheld             Abstained
                                                                   ---                  --------             ---------
Election of the following as a director of Focus:
Name                                      Term
----                                      ----
Brett A. Moyer                          (3 years)               31,759,082                      0              922,046

The following directors' terms continued after the meeting: Carl E. Berg, William B. Coldrick, Michael L.
D'Addio, N. William Jasper Jr. and Timothy E.
Mahoney.

Proposal to amend the Focus Enhancements  Inc.,
Certificate of Incorporation to increase the number of
shares of common stock from 50,000,000 to
60,000,000.                                                     31,122,691              1,499,970               58,467


Proposal to adopt the Focus Enhancements, Inc. 2002
Non-Qualified Stock Option Plan                                 30,935,404              1,639,944              105,780

Ratify the selection of Deloitte & Touche LLP as
Focus' accountants for the year ending December 31,
2002.                                                           30,589,890                108,880               78,358


                                     Part II

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters

(a) Trading in our common stock commenced on May 25, 1993 when we completed our initial public offering. Since that time our common stock traded principally on the Nasdaq SmallCap Market under the symbol "FCSE". The following table sets forth the range of quarterly high and low bid quotations for our common stock as reported by Nasdaq. The quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions. The closing price of our common stock on the Nasdaq SmallCap Market on March 21, 2003 was $0.79 per share.

                                                           Common Stock
                                                   -----------------------------
                                                     High Bid          Low Bid
                                                   ------------      -----------
Calendar 2002 Quotations
------------------------
 Fourth Quarter                                       $1.69            $1.01
 Third Quarter                                         1.70             1.01
 Second Quarter                                        1.84             1.25
 First Quarter                                         2.12             1.11

Calendar 2001 Quotations
------------------------
 Fourth Quarter                                       $1.89            $0.77
 Third Quarter                                         1.19             0.79
 Second Quarter                                        1.42             0.72
 First Quarter                                         1.78             0.75


    As of March 21, 2003, we had approximately 260 holders of record of our 37,104,315 shares of common stock outstanding on that date. As of March 21, 2003, we estimate that approximately 9,000 stockholders hold our common stock in street name. We do not know the actual number of beneficial owners who may be the underlying holders of such shares.

    We have not declared nor paid any cash dividends on our common stock since our inception. We intend to retain future earnings, if any, for use in our business.

(b) See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation - Stock Issuances," for a description of securities we sold during fiscal 2002 and 2001 pursuant to one or more exemptions from registration under the Securities Act of 1933, as amended.

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

Item 6. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Certain Factors That May Affect Future Results

    Discussions of certain matters in this Annual Report on Form 10-KSB may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words or phrases such as "believe", "plan", "expect", "intend", "anticipate", "estimate", "project", "forecast", "may increase", "may fluctuate", "may improve" and similar expressions or future or conditional verbs such as "will", "should", "would", and "could".

    In particular, statements contained in this document which are not historical facts (including, but not limited to, statements concerning anticipated revenues, anticipated operating expense levels, potential new products and orders, and such expense levels relative to our total revenues) constitute forward looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the availability of capital to fund our future cash needs, reliance on major customers, history of operating losses, market acceptance of our products, technological obsolescence, competition, component supply problems and protection of proprietary information, as well as the accuracy of our internal estimates of revenue and operating expense levels. For a discussion of these factors and some of the factors that might cause such a difference see also " - Risks Factors." These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. W do not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

    We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. We record estimated reductions to revenue for product returns based primarily on historical return rates, return policies and price protection arrangements. In addition, we sometimes accept returns for stock balancing and negotiate accommodations to customers, which includes price discounts, credits and returns when demand for specific products fall below expectations. If market conditions were to decline, we could experience an increase in the volume of returns. Beginning in 2001 we recognized contract revenue and profit as work progressed on a long-term, fixed price contract using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We followed this method since reasonably dependable estimates of the revenue and costs applicable to various stages of the contract could be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We assess collectibility based on a number of factors, including credit-worthiness and past transaction history with the customer. Although collateral is generally not requested, the Company, in certain situations, will require confirmed letters of credit or cash in advance of shipping to its customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, our warranty obligation is affected by product failure rates. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability would be required. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than our projections, additional inventory write-downs may be required. Our policy on capitalized software costs determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or cost of revenues. We use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization. Our business acquisitions have resulted in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." We analyzed goodwill for impairment issues during the first six months of fiscal 2002, and performed our annual impairment assessment in the fourth quarter of 2002. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.


Selected Financial Results

    The following table sets forth, for the periods indicated, income and expense items included in the Consolidated Statements of Operations, expressed as a percentage of net sales:



                                                   Year Ended December 31,
                                                   -----------------------
                                                     2002           2001
                                                   --------       --------
        Net revenues.......................            100%           100%
        Cost of revenues...................             64             64
                                                    ------         ------
        Gross profit.......................             36             36
                                                    ------         ------
        Operating expenses:
          Sales, marketing and support.....             28             26
          General and administrative.......             12              9
          Research and development.........             23             14
          Amortization.....................              5             12
          Restructuring Expense............              1             --
          Write-off of in-process technology            --              2
                                                    ------         ------
            Total operating expenses.......             69             63
                                                    ------         ------
        Loss from operations...............            (33)           (27)
                                                    ------         ------
        Interest expense...................             (1)            (1)
        Other expense......................             (2)            (2)
        Other income.......................              2              2
                                                    ------         ------
        Loss before income taxes...........            (34)           (28)
                                                    ------         ------
        Income tax benefit.................             --             --
                                                    ------         ------
          Net loss.........................            (34)%          (28)%
                                                    ======         ======


Net Revenues

    Net revenues for the year ended December 31, 2002 were $17,312,000 as compared with $23,308,000 for the year ended December 31, 2001, a decrease of $5,996,000, or 26%.

    For the  year  ended  December  31,  2002,  net  sales  of  system  products
(professional and consumer) to distributors, retailers and VAR's were approximately $14,401,000 as compared to $19,519,000 in 2001, a decrease of $5,118,000 or 26%. Overall sales of our system products has been trending lower as a result of a reduction of nationwide computer sales, decreased educational spending, a decrease in business to business sales as a result of the slowdown in the economy and the Company's discontinuance of sales of its products to certain retail accounts.

    For the year ended December 31, 2002, net sales of semiconductor products to distributors and OEM customers, which includes contract revenues, were approximately $2,911,000 as compared to $3,789,000 for the same period in 2001, a decrease of $878,000 or 23% The decrease in OEM sales is primarily attributable to a decrease in contract revenues as the Company reported contract revenues of $759,000 for the year ended December 31, 2002, a decrease of $633,000 from the $1,392,000 the Company reported for the year ended December 31, 2001. In addition, semiconductor sales have declined due primarily to a decrease in scan converter sales as a result of the slowdown in the economy.

    As of December 31, 2002, the Company had a sales order backlog of approximately $223,000.

Cost of Revenues

    Cost of revenues were $11,015,000, or 64% of net revenues, for the year ended December 31, 2002, as compared with $14,837,000, or 64% of net revenues, for the year ended December 31, 2001. Included in cost of revenues are costs related contract revenues of $499,000 and $1,110,000 for the years ended December 31, 2002 and 2001, respectively. The Company's gross profit margin as a percentage of net revenues for the years 2002 and 2001 was 36%.

Sales, Marketing and Support Expenses

    Sales, marketing and support expenses were $4,878,000, or 28% of net revenues, for the year ended December 31, 2002, as compared with $5,989,000, or 26% of net revenues, for the year ended December 31, 2001, a decrease of $1,111,000 or 19%.

    The decrease in sales, marketing and support expenses is primarily the result of reduced personnel expenditures including payroll, and travel expenses as we reduced our full time sales, marketing and support personnel from 31 employees at December 31, 2001 to 21 employees at December 31, 2002, decreased commissions primarily as a result of decreased revenue and revisions to our commission structure, and reduced marketing expenses as we adjusted our advertising and tradeshow expenses to better match our revenue.

General and Administrative Expenses

    General and administrative expenses for the year ended December 31, 2002 were $2,103,000 or 12% of net revenues, as compared with $2,191,000 or 9% of net revenues for the year ended December 31, 2001, a decrease of $88,000 or 4%.

    The decrease in general and administrative expense for the year ended December 31, 2002 is primarily attributable to reduced personnel expenditures including payroll, and travel expenses as we reduced our full time general and administrative personnel from nine employees at December 31, 2001 to four employees at December 31, 2002, reduced legal expenses, and the receipt of an insurance deductible refund of $100,000. The decrease was partially offset by charges of approximately $238,000 associated with the issuance of warrants in connection with consulting services and increased investor relations expenses as we hired an outside investor relations firm beginning in March 2002.

Research and Development Expenses

    Research and development expenses for the year ended December 31, 2002 were approximately $4,022,000 or 23% of net revenues, as compared with $3,352,000 or 14% of net revenues, for year ended December 31, 2001, an increase of $670,000 or 20%.

    The increase in research and development expenses was due primarily to a reduction in engineering work performed under contract and, as such, less research and development personnel expenses were allocated to costs of sales than in the prior year. See "Cost of Revenues" for further detail.

Amortization Expense

    Amortization expenses for the year ended December 31, 2002 were $942,000 or 5% of net revenues, as compared with $2,760,000 or 12% of net revenues, for the year ended December 31, 2001, a decrease of $1,818,000 or 66%.

     The decrease in terms of absolute dollars and as a percentage of net revenues is primarily due to the Company's adoption of FAS 142 on January 1, 2002, under which goodwill and assembled workforce is no longer amortized. On a pro forma basis had the amortization of goodwill and the assembled workforce intangible asset ceased on January 1, 2001, the Company's amortization expense for the year ended December 31, 2001, would have decreased by $1,880,000, and the Company would have reported a net loss of $4,778,000 or $0.15 per share. As of December 31, 2002, no impairment of goodwill had been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. "See Notes - 1. Summary of Significant Accounting Policies - Goodwill and Intangible Assets" beginning on page F-8 for further discussion.


Restructuring Expense

    For the year ended December 31, 2002, the Company recorded restructuring expenses totaling $96,000 related to the closure of its Chelmsford, MA, facility. This amount is comprised of the remaining lease obligations and property fees for the Chelmsford facility. We are attempting to negotiate an early release agreement with the lessor and anticipate that amounts paid in connection with this lease, will be paid in 2003.

    For the year ended December 31, 2001, the Company recorded restructuring expenses totaling $33,000 related to the closure of its Wilmington, MA, facility.

Write-off of In-Process Technology

    In connection with the acquisition of Videonics during the first quarter of 2001, the Company recorded a charge for purchased in-process technology of $505,000.

Interest Expense

    Interest expense for the year ended December 31, 2002 was $246,000, or 1% of net revenues, as compared to $323,000 or 1% of net revenues for the year ended December 31, 2001, a decrease of $77,000.

    The decrease in interest expense is primarily attributable to lower interest rates and a decrease in debt obligations.

Other Expense

    Other expense for the year ended December 31, 2002 was $336,000, as compared $438,000 for the year ended December 31, 2001, a decrease of $102,000.

    Other expense for the year ended December 31, 2002 is primarily comprised of a charge of $334,000 related to the repricing of warrants associated with the termination of an equity line of credit. Other expense for the year ended December 31, 2001 is primarily attributable to charges of $438,000 associated with the untimely registering of AMRO Investment International's shares. See "Note 12. - Stockholders Equity - Common Stock on page F-18 for more information."

Other Income

    Other income for the year ended December 31, 2002 was $357,000, as compared $446,000 for the year ended December 31, 2001, a decrease of $89,000.

    Other income for the year ended December 31, 2002 and 2001 are primarily attributable to the settlement of debts for less than original amounts accrued

Liquidity and Capital Resources

    The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the years ended December 31, 2002 and 2001, the Company incurred a net loss of $5,957,000 and $6,658,000, and net cash used in operating activities totaled $5,004,000 and $3,452,000, respectively. These factors indicate that the Company may potentially be unable to continue as a going concern.

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

    Since inception, the Company has financed its operations primarily through the public and private sale of common stock, proceeds from the exercise of options and warrants, short-term borrowing from private lenders, and favorable credit arrangements with vendors and suppliers. We do not have a bank line of credit.

    In 2002, net cash used in operating activities consisted primarily of a net loss of $5,957,000 adjusted for depreciation and amortization of $1,226,000, deferred compensation expense of $122,000, general and administrative expenses associated with the issuance of stock and warrants for consulting and other services totaling $238,000, other income associated with settlement of debt totaling $311,000, other expense associated with repricing and acceleration of warrants totaling $350,000, a decrease in accounts receivable totaling $1,686,000, a decrease in inventory totaling $1,659,000 offset by a decrease in accounts payable of $1,795,000 and the payment of a legal judgement totaling $2,073,000. In 2001, net cash used in operating activities consisted primarily of a net loss of $6,658,000 adjusted for depreciation and amortization of $3,166,000, the write-off of in-process technology related to the acquisition of Videonics totaling $505,000, deferred compensation expense of $113,000, other expense associated with a delayed registration of $438,000, a decrease in account payable totaling $178,000 and an increase in accounts receivable of $1,378,000 offset partially by an decrease in inventories of $590,000.

    Net cash provided by investing activities for the years ended December 31, 2002 and 2001 was $2,297,000 and 1,397,000, respectively. In 2002, cash provided in investing activities was principally from the decrease in restricted collateral deposit of $2,363,000, offset by the purchase of property and equipment of $66,000. In 2001, cash was provided by a reduction in restricted certificates of deposit of approximately $1,263,000 and net cash of $360,000 provided through the acquisition of Videonics on January 16, 2001, offset partially by additions of $196,000 to property and equipment. The acquisition of Videonics was accounted for as a purchase and made through the issuance of approximately 5,135,000 shares of the Company's common stock.

    Net cash provided from financing activities for the years ended December 31, 2002 and 2001 was $3,568,000 and $2,152,000, respectively. In 2002, the Company received $3,121,000 in net proceeds from private offerings of common stock and $634,000 from the exercise of common stock options and warrants which were partially offset by $145,000 in repayments on convertible notes to a stockholder. In 2001, cash provided by financing activities occurred primarily from the issuance of notes payable to a stockholder and director of the Company of $2,650,000 and from the exercise of options and warrants of $199,000 offset by repayments of $400,000 to a bank and costs incurred in registration of common stock of $182,000.

    As of December 31, 2002, the Company had working capital of $1,551,000 as compared to working capital of $2,038,000 at December 31, 2001, a decrease of $487,000.

    The Company has incurred losses and negative cash flows from operations in each of the two years ended December 31, 2002 and as such has been dependent upon raising money for short and long-term cash needs through debt, proceeds from the exercise of options and warrants, and the sale of common stock in private placements. For the year ended December 31, 2002, the Company received approximately $3,121,000 in net proceeds from private offerings of common stock. Additionally, for the years ended December 31, 2002 and 2001, the Company received proceeds of $634,000 and $199,000 respectively, from the exercise of common stock options and warrants.

    In addition, on February 28, 2001, and June 29, 2001, the Company and Carl Berg, a Focus director and stockholder entered into Secured Convertible Promissory Note agreements under which Mr. Berg loaned the Company a total of $2.7 million to support the Company's working capital needs. On May 7, 2001, the Company converted $2.3 million of outstanding debt under two separate promissory notes and accrued interest owed by Focus to Mr. Berg to Convertible Preferred Stock. See "Note 8 - Notes Payable" beginning on page F-14 for more information.

    Additionally, in December 2002, Mr. Berg provided Samsung Semiconductor Inc., the Company's contracted ASIC manufacturer, with a personal guarantee to secure the Company's working capital requirements for ASIC purchase order fulfillment. Mr. Berg agreed to provide the personal guarantee on the Company's behalf without additional cost or collateral, as Mr. Berg maintains a secured priority interest in substantially all the Company's assets. At December 31, 2002, the Company owed Samsung $221,000, under net 30 terms. By January 31, 2003 all invoices outstanding at December 31, 2002 were paid in full.

    At December 31, 2002, the Company owed Mr. Berg approximately $4.2 million in principal and accrued interest on various notes.

    During 2002, management continued to take steps to reduce costs, including a 9% reduction in personnel in April of 2002. Additionally, in September 2002, the Company closed its Chelmsford, MA office (resulting in a $96,000 restructuring charge) and furloughed 7% of its personnel. In December 2002, the Company terminated those furloughed employees and recorded a severance accrual of $26,000. At December 31, 2002, $96,000 of the restructuring reserve and $26,000 of the severance accrual remained.

    In addition to regularly reviewing its cost structure, management is continually reviewing its product lines to identify how to enhance existing or create new distribution channels. During 2002, the Company released four new products. Many of these new products are expected to take hold in their respective markets and provide additional revenue to the Company in 2003. Additionally, the Company expects to release at least four more new product in 2003. There can be no assurances as to the amount of revenue these new products will produce.

    There is no assurance that management's plans will be successful or if successful, that they will result in the Company continuing as a going concern.

    During the year ended December 31, 2002, Focus raised a significant amount of its working capital through the issuance of its common stock. In January 2002, Focus sold 2,434,490 shares of its common stock in a private placement to four independent third parties, receiving net proceeds of approximately $2,436,000. The shares were sold at a 20% discount to the 20-day average closing bid prices of our common stock as of December 27, 2001, the date an agreement in principle was reached by the parties. In connection with the private placement, Focus also issued warrants to purchase 367,140 shares of its common stock at an exercise price of $1.36 per share. In November 2002, Focus sold an additional 800,000 shares of its common stock in a private placement to two independent third parties, receiving net proceeds of approximately $685,000. The shares were sold at a 20% discount to the 20-day average closing bid prices of our common stock prior to the date of the transaction. In connection with the November 2002 private placement, Focus also issued warrants to purchase 40,000 shares of its common stock at an exercise price of $1.20 per share.

    Ultimate future capital requirements will depend on many factors, including cash flow from operations, continued progress in research and development programs, competing technological and market developments, and our ability to market our products successfully. The Company believes that it is likely that additional financings will be required in 2003 as the Company continues to implement its business plan. As of December 31, 2002, the Company had no commitments from any other sources to provide additional equity or debt financing. As such, there can be no assurance that sufficient funds will be raised. Moreover, any equity financing would result in dilution to our then-existing stockholders and any additional debt financing may result in higher interest expense.


Summary of Certain Contractual Obligations as of December 31, 2002

                                                   Amount of Commitment Expiration Per Period (in thousands)
                                                   ---------------------------------------------------------
                                                           Less Than                                        After 5
                                             Total          1 year         2-3 Years       4-5 Years         Years
                                             -----          ------         ---------       ---------         -----
     Notes payable to stockholder          $3,867           $   --           $3,867          $  --           $ --
     Capital leases                            50               49                1             --             --
     Operating leases                       1,275              491              782              2             --
                                           ------           ------           ------          -----           ----
       Total                               $5,192           $  540           $4,650          $   2           $ --
                                           ======           ======           ======          =====           ====

Stock Issuances

    Although we have been successful in the past in raising sufficient capital to fund our operations, there can be no assurance that we will achieve sustained profitability or obtain sufficient financing in the future to provide the liquidity necessary for us to continue operations.

    The following table sets forth equity issuances by Focus during the two years ended December 31, 2002.

                                                                                                  Price per    Gross Proceeds
      Date Issued                Issued to/Reason              Amount and Type of Security        Security       to Focus
      -----------                ----------------              ---------------------------       ----------      --------

First quarter 2002     Creditors/settlement of accounts        15,797 common stock               $1.33-$1.68           --
                       payable
January 11, 2002       Unaffiliated investors/financing        2,434,490 common stock               $1.13      $2,469,000
January 11, 2002       Unaffiliated investors/financing        243,450 warrants (2)                 $1.36              --
January 11, 2002       vFinance/financing                      123,690 warrants (2)                 $1.36              --
March 2002             Consultants/consulting services         270,000 warrants (3)              $1.35-$1.50           --
November 25, 2002      Unaffiliated investors/financing        800,000 common stock                 $0.96        $691,000
November 25, 2002      vFinance/financing                      40,000 warrants (4)                  $1.20              --
Fiscal 2002            Directors & employees/compensation(5)   1,242,774 options (5)                 (5)               (5)
January 19, 2001       Videonics, Inc.                         5,135,000 common stock                 --               --
                       stockholders/merger(6)
January 19, 2001       vFinance & vFinance                     370,332 common stock (7)             $0.93              --
                       Capital/investment banking and
                       consulting services
January 24, 2001       Red & White Enterprises/purchase of     468,322 common stock                 $0.91              --
                       PC Video Conversion including
                       conversion of debt
May 7, 2001            Carl Berg/conversion of debt            1,904 preferred stock (8)         $1,190.48     $2,300,000
June 26, 2001          Advanced Electronic Support             150,000 common stock                   --               --
                       Products/release of purchase
                       obligations
December 27, 2001      vFinance/financial advisory services    25,000 warrants (9)                  $1.54              --
Fiscal 2001            Directors & employees/compensation(10)  2,202,012 options (10)                (10)             (10)


                Registered/
Net Proceeds      Exempt
  to Focus       Offering
  --------       --------


         --       Exempt

 $2,436,000     Exempt (1)
         --     Exempt (1)
         --     Exempt (1)
         --     Exempt (3)
   $685,000       Exempt
         --       Exempt
         (5)    Registered
         --     Registered

         --     Exempt (1)


         --     Exempt (1)


 $2,300,000       Exempt
         --       Exempt


         --     Exempt (1)
        (10)    Registered




--------------------------------
(1) Securities subsequently were registered on a Registration Statement on Form SB-2, deemed effective on February 12, 2002.
(2)  Warrant to purchase common stock. Exercisable until January 11, 2006.
(3) Warrants to purchase common stock. Exercisable until March 15, 2004, March 31, 2004 or March 1, 2005. Securities subsequently were registered on a Registration Statement on Form S-3, deemed effective October 30, 2002.
(4)  Warrant to purchase common stock. Exercisable until November 25, 2006.
(5) Options granted to purchase equal number of shares of common stock. A total of 603,597 options were exercised during this period at a weighted average exercise price of $0.74 per share.
(6)  See also "Description of Business - Acquisition of Videonics, Inc."
(7) Of these shares, 91,007 shares were issued on November 4, 2001, consisting of 79,444 shares for payment and termination under a consulting agreement between the parties and 11,563 additional shares due to the change in market price of our common stock. See "Item 12. Certain Relationships and Related Transactions."
(8) On May 7, 2001, Carl Berg converted approximately $2.3 million of debt and accrued interest currently owed by Focus to Mr. Berg into 1,904 shares of convertible preferred stock based on the estimated fair value of the preferred stock as of May 1, 2001, the date on which the related subscription agreement was executed. Each share of preferred stock has a liquidation preference of $1,190.48 per share and is convertible into 1,000 shares of common stock.
(9)  Warrant to purchase common stock. Exercisable until December 27, 2004.
(10) Options  granted  to  purchase  equal  number of  shares  of common  stock.
     Includes 1,117,597 outstanding options for Videonics employees and directors that were converted to Focus options in connection with our acquisition of Videonics. A total of 351,850 options were exercised during this period at a weighted average exercise price of $1.07 per share.

Effects of Inflation and Seasonality

    We believe that inflation has not had a significant impact on our sales or operating results. Our business does not experience substantial variations in revenues or operating income during the year due to seasonality.

Recent Accounting Pronouncements

    In December 2002, the FASB, issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No.123, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective December 31, 2002, the Company adopted the amended annual and interim requirements of SFAS No. 123.

    In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. Management has not yet determined the impact of the adoption of FIN 45 on the Company's results of operations or financial position.

    In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF will be effective for fiscal years beginning after June 15, 2003. Management has not yet determined the impact of the adoption of EITF 00-21 on the Company's results of operations or financial position.

    In June 2002, the FASB, issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of the commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002


Risk Factors

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

    As of December 31, 2002, we had an accumulated deficit of $61,323,000. We incurred net losses of $5,957, 000, and $6,658,000 for the years ended December 31, 2002 and 2001, respectively. There can be no assurance that we will become profitable. Additionally, our auditors have included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2002 with respect to uncertainties about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

    Historically, we have met our short-and long-term extra cash needs through debt and the sale of common stock in private placements because cash flow from operations has been insufficient to fund our operations. Set forth below is information regarding net proceeds received recently:

                     Private Offerings Of     Issuance       Exercise of Stock
                         Common Stock         of Debt       Options and Warrants
                         ------------         -------       --------------------

Fiscal 2002               $3,121,000                 --           $625,000
Fiscal 2001                       --         $2,650,000           $199,000

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

We have a significant amount of convertible securities that will dilute existing stockholders upon conversion.

    At December 31, 2002, we had 37,560,537 and 1,904 shares of common and preferred shares issued and outstanding, respectively, and 1,174,569 warrants and 6,431,784 options that are exercisable into shares of common stock. The 1,904 shares of preferred stock are convertible into 1,904,000 shares of our common stock. We also may issue additional shares in acquisitions and may grant 1,298,558 additional stock options to our employees, officers, directors and consultants under our current stock option plans. Any additional plans will further dilute existing stockholders.

    In addition, at December 31, 2002, the Company was obligated under certain circumstances, to issue up to 1,388 shares of preferred stock convertible into 1,388,000 shares of common stock upon the conversion of $1,821,000 debt and accrued interest.

We are dependent upon a significant stockholder to meet our interim financing needs.

    We have relied upon the ability of Carl Berg, a director and significant owner of our common stock for interim financing needs. As of December 31, 2002, we had an aggregate of approximately $4.2 million in debt and accrued interest outstanding to Mr. Berg. There can be no assurances that Mr. Berg will continue to provide such interim financing should we need additional funds.

We rely on certain vendors for a significant portion of our manufacturing.

    Over 40% of the components for our products are manufactured on a turnkey basis by three vendors, Furthertech Company, Ltd., Samsung Semiconductor Inc., and Asemtec Corporation. In addition, certain of products are assembled by a single vendor in Mexico. If these vendors experience production or shipping problems for any reason, we in turn could experience delays in the production and shipping of our products, which would have an adverse effect on our results of operations.

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

    As of December 31, 2002, two distributors represented approximately 31% of the Company's accounts receivable (21% and 10% respectively), while a customer represented an additional 10% of the Company's accounts receivable. As of December 31, 2001, a major distributor represented approximately 19% of the Company's accounts receivable, a major retailer represented approximately 9% of the Company's accounts receivable and a second major distributor represented approximately 5% of the Company's accounts receivable. We do not have long-term contracts requiring any customer to purchase any minimum amount of products. There can be no assurance that we will continue to receive orders of the same magnitude as in the past from existing customers or we will be able to market our current or proposed products to new customers. Loss of any major customer would have a material adverse effect on our business as a whole. Furthermore, many of our products are dependent upon the overall success of our customer's product, over which we often have no control.

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

    As of March 21, 2003, we had been issued five patents and filed five provisional patent applications in the United States. Certain of these patents have also been filed and issued in countries outside the United States. We treat our technical data as confidential and rely on internal non-disclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect our proprietary information. There can be no assurance that these measures will adequately protect the confidentiality of our proprietary information or prove valuable in light of future technological developments.

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

Our common stock currently does not met the minimum bid price requirement to remain listed on the Nasdaq SmallCap Market. If we were to be delisted, it could make trading in our stock more difficult.

    Our common stock is traded on the Nasdaq SmallCap Market. There are various quantitative listing requirements for a company to remain listed on the Nasdaq SmallCap Market.

     o We are required to maintain a minimum bid price of $1.00 per share for our common stock. Between January 1, 2003 and March 21, 2003, our stock closed below $1.00 a share on 35 of 55 trading days. On March 18, 2003, we were notified by the Nasdaq that our common stock does not meet the minimum bid price requirement to remain listed on the Nasdaq SmallCap Market. Focus has been provided 180 calendar days, or until September 15, 2003, to regain compliance.

     o We must maintain stockholders' equity of $2,500,000. At December 31, 2002, we had total stockholders' equity of $4.2 million. To the extent we continue to incur net losses and do not raise additional capital, our stockholders' equity will be reduced.

    If we fail these Nasdaq SmallCap requirements, our common stock could be delisted, eliminating the only established trading market for shares of our common stock. Any sales of our common stock at a discount to market may reduce the trading price of our common stock to a level below the Nasdaq minimum bid price requirement.

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

Our common stock price is volatile.

    The market price for our common stock is volatile and has fluctuated significantly to date. For example, between January 1, 2002 and March 21, 2003, the per share price of our stock has fluctuated between $0.45 and $2.24 per share, closing at $0.79 at March 21, 2003. The trading price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to factors including the following:

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

    In an effort to address these growing investor concerns, the U.S. Congress passed, and on July 30, 2002, President Bush signed into law, the Sarbanes-Oxley Act of 2002. This sweeping legislation primarily impacts investors, the public accounting profession, public companies, including corporate duties and responsibilities, and securities analysts. Some highlights include establishment of a new independent oversight board for public accounting firms, enhanced disclosure requirements for public companies and their insiders, required certification by CEO's and CFO's of SEC financial filings, prohibitions on certain loans to offices and directors, efforts to curb potential securities analysts' conflicts of interest, forfeiture of profits by certain insiders in the event financial statements are restated, enhanced board audit committee requirements, whistleblower protections, and enhanced civil and criminal penalties for violations of securities laws. It is difficult to predict the impact of such legislation, however it will increase the costs of securities law compliance for publicly traded companies such as us.

Continued terrorism threats and war in the Middle East have had a negative impact on the U.S. economy.

    The adverse consequences of war and the effects of terrorism have had a negative affect on the U.S. economy. A prolonged conflict could negatively impact our ability to raise additional funds if needed and our revenues will be adversely affected if consumers and businesses continue to cut back spending.

Item 7. Financial Statements

    The Company's consolidated financial statements and the related report of independent accountants are presented on pages F-1 to F-26 of this Annual Report in Form 10-KSB. The consolidated financial statements filed in this Item 7 are as follows:

                                                                                                           Page
Reports of Independent Accountants...................................................................      F-1
Consolidated Balance Sheets as of December 31, 2002 and 2001.........................................      F-2
Consolidated Statements of Operations for the Years Ended December 31, 2002 and 2001.................      F-3
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002 and 2001.......      F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and 2001.................      F-5
Notes to Consolidated Financial Statements...........................................................      F-6

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

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

    Based solely on our review of the copies of such forms received by it or written representations from certain reporting persons, that no other reports were required, we believe that all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with during this year ended December 31, 2002.

Management

Our executive officers and directors as of December 31, 2002 are as follows:

 Name (1)                           Age     Position
 --------                           ---     --------
 N. William Jasper, Jr. (2)          55     Chairman of the Board
 Brett A. Moyer                      44     Director, President and Chief
                                            Executive Officer
 Carl E. Berg                        65     Director
 William B. Coldrick (2)(3)          60     Vice Chairman of the Board
 Michael L. D'Addio                  58     Director
 Timothy E. Mahoney (3)              46     Director
 Jeffrey A. Burt                     49     Vice President of Operations
 Thomas M. Hamilton                  53     Executive Vice President and General
                                            Manager of the Focus Semiconductor
                                            Group
 Gary L. Williams                    36     Secretary, Vice President of Finance
                                              and Chief Financial Officer
--------------------------------

(1) Each member of our board of directors generally serves for a three-year term and until their successors are elected and qualified.

(2)  Member of the Audit Committee.

(3)  Member of the Compensation Committee.

Directors

         N. William Jasper, Jr. has served as Chairman of the Board of Directors since December 20, 2002. Mr. Jasper became a member of our Board of Directors on March 6, 2001, in connection with the Videonics acquisition. Mr. Jasper served as a member of the Videonics Board of Directors since August 1993. Mr. Jasper has been the President and Chief Operating Officer of Dolby Laboratories, Inc., a private signal processing technology company located in San Francisco, California since 1983. Mr. Jasper's term expires in 2004.

         Brett A. Moyer, joined us in May 1997. On September 30, 2002 he assumed the role as President and Chief Executive Officer and became a member of our Board of Directors. From May 1997 to September 29, 2002, Mr. Moyer severed as our Executive Vice President and Chief Operating Officer. From February 1986 to April 1997, Mr. Moyer worked at Zenith Electronics Corporation, Glenview, IL, where he was most recently the Vice President and General Manager of Zenith's Commercial Products Division. Mr. Moyer has also served as Vice President of Sales Planning and Operations at Zenith where he was responsible for forecasting, customer service, distribution, MIS, and regional credit operations. Mr. Moyer has a Bachelor of Arts in Economics from Beloit College in Wisconsin and a Masters of International Management with a concentration in finance and accounting from The American Graduate School of International Management (Thunderbird). Mr. Moyer's term expires in 2005.

         Carl E. Berg, a co-founder of Videonics, served on Videonics' Board of Directors since June 1987. In connection with the Videonics acquisition, Mr. Berg became one of our directors on March 6, 2001. Mr. Berg is currently Chief Executive Officer, President and a director for Mission West Properties, a real estate investment company located in Cupertino, CA. Mr. Berg is also a member of the Board of Directors of Valence Technology, Inc., Monolithic System Technology Inc., and Systems Integrated Research. Mr. Berg's term expires in 2004.

         William B. Coldrick, has served as our Director since January 1993, Vice Chairman since July 1994, and Executive Vice President from July 1994 to May 1995. Mr. Coldrick is currently a principal of Enterprise Development Partners, a consulting firm serving emerging growth companies that he founded in April 1998. From July 1996 to April 1998, Mr. Coldrick was Vice President and General Manager of Worldwide Channel Operations for the Computer Systems Division of Unisys Corp. From 1982 to 1992, Mr. Coldrick served with Apple
Computer Inc. in several senior executive positions including Senior Vice President of Apple USA from 1990 to 1992. Prior to joining Apple Computer Inc. Mr. Coldrick held several sales and marketing management positions with Honeywell Inc. from 1968 to 1982. Mr. Coldrick holds a Bachelor of Science degree in Marketing from Iona College in New Rochelle, New York. Mr. Coldrick also serves on the Board of Directors of AESP, a computer hardware company located in North Miami, Florida. Mr. Coldrick's term expires in 2003.

         Michael L. D'Addio, currently serves a Director. Mr. D'Addio joined us on January 16, 2001, in connection with the acquisition of Videonics Inc., and served as our President, Chief Executive Officer and Director. On September 30, 2002 Mr. D'Addio voluntarily resigned as President and Chief Executive Officer. Mr. D'Addio is currently President and Chief Executive Officer of General Convergence Inc., a new network technology company located in San Jose, California. Mr. D'Addio was a co-founder of Videonics, and had served as Chief Executive Officer and Chairman of the Board of Directors since Videonics' inception in July 1986. In addition Mr. D'Addio served as Videonics' President from July 1986 until November 1997. From May 1979 through November 1985 he served as President, Chief Executive Officer and Chairman of the Board of Directors of Corvus Systems, a manufacturer of small computers and networking systems. Mr. D'Addio holds an A.B. degree in Mathematics from Northeastern University. Mr. D'Addio's term expires in 2003.

         Timothy E. Mahoney, has served as our Director since March 1997. He has more than 20 years of experience in the computing industry. Mr. Mahoney founded Union Atlantic LC, in 1994, a consulting company for emerging technology companies and in 1999 became Chairman and COO of vFinance, Inc. , the parent company of Union Atlantic, LC and vFinance Investments, Inc. He earned a BA in computer science and business from West Virginia University and an MBA from George Washington University. Mr. Mahoney's term expires in 2004.

Non-Director Executive Officers

         Jeffrey A. Burt, joined us to serve as our Vice President of Operations on January 16, 2001 in connection with the acquisition of Videonics, Inc. Mr. Burt was Vice President of Operations of Videonics since April 1992. From August 1991 to March 1992, Mr. Burt served Videonics as its Materials Manager. Prior to that time, from October 1990 until July 1991, Mr. Burt acted as a consultant to Videonics in the area of materials management. From May 1989 to October 1990, Mr. Burt served as the Director of Manufacturing of On Command Video. Mr. Burt holds a B.A. degree in Economics from the University of Wisconsin at Whitewater.

         Thomas M. Hamilton, joined us in September 1996 and in July 2001 assumed the role of Executive Vice President and General Manger of the Focus Semiconductor Group. From September 1996 to July 2001, Mr. Hamilton served as Vice President of Engineering and our Chief Technical Officer. From 1992 to 1996, Mr. Hamilton was President, Chief Executive Officer and Co-Founder of TView, Inc., a company acquired by us. From 1985 to 1990, Mr. Hamilton was Vice President of Engineering of TSSI. From 1973 to 1985, Mr. Hamilton held a variety of engineering and marketing management positions at Tektronix, Inc. Mr. Hamilton has a BS in Mathematics from Oregon State University.

         Gary L. Williams, joined us as our Secretary, Vice President of Finance & CFO on January 16, 2001 in connection with the acquisition of Videonics Inc. Mr. Williams had served Videonics as its Vice President of Finance, Chief Financial Officer and Secretary since February 1999. From February 1995 to January 1999, Mr. Williams served as Videonics' Controller. From July 1994 to January 1995, he served as Controller for Western Micro Technology, a publicly traded company in the electronics distribution business. From January 1990 to June 1994,

Mr. Williams worked in public accounting for Coopers & Lybrand LLP. Mr. Williams is a Certified Public Accountant and has a Bachelors Degree in Business Administration, with an emphasis in Accounting from San Diego State University.


Item 10. Executive Compensation

    The following table summarizes the compensation we paid or accrued for services rendered for the years ended December 31, 2002, 2001 and 2000, to our Chief Executive Officer and each of the other most highly compensated executive officers who earned more than $100,000 in salary and bonus for the year ended December 31, 2002.

                           Summary Compensation Table

                                                                                  Long-Term
                                                                                 Compensation         Other
                                           Annual Compensation(1)(2)              Options(3)       Compensation
                                  -------------------------------------------- ----------------- -----------------
Name and
Principal Position                    Year      Salary ($)     Bonus($)
------------------                    ----      ----------     --------
Brett A. Moyer(4)                     2002      $164,672        $7,846(6)      350,000           $64,510(7)
President & Chief Executive           2001      $155,000       $91,133(6)           --                --
Officer                               2000      $155,000       $23,521(6)      200,000                --

Michael L. D'Addio (5)                2002      $164,423(5)    $50,000          25,000              $400(8)
Former President and Chief            2001      $182,025            --         500,000              $400(8)
Executive Officer

Thomas M. Hamilton                    2002      $156,154       $12,500          95,000                --
Executive Vice President and          2001      $140,000            --              --                --
General Manager,                      2000      $135,000        $3,445         125,000                --
Semiconductor Group

Jeffrey A. Burt                       2002      $161,826            --          25,000              $400(8)
Vice President of Operations          2001      $158,654            --              --              $400(8)

Gary L. Williams                      2002      $152,135        $8,333          25,000              $400(8)
Secretary, Vice President of          2001      $144,231            --              --              $400(8)
Finance and Chief Financial
Officer

------------------

(1) Includes salary and bonus payments earned by the named officers in the year indicated, for services rendered in such year, which were paid in the following year.
(2) Excludes perquisites and other personal benefits, the aggregate annual amount of which for each officer was less than the lesser of $50,000 or 10% of the total salary and bonus reported.
(3) Long-term compensation table reflects the grant of non-qualified and incentive stock options granted to the named persons in each of the periods indicated.
(4) Mr. Moyer assumed the role of President and Chief Executive Officer on September 30, 2002. See also "- 2002 Non Qualified Stock Option Plan."
(5) Mr. D'Addio voluntarily resigned as President and Chief Executive Officer on September 30, 2002. (6) Includes compensation based on sales commissions. (7) Total amount of relocation expenses paid by the Company for Mr. Moyer's move from Massachusetts to California.
(8) Company discretionary 401(k) contribution.

Stock Option Plans

    We maintain various qualified and non-qualified stock option plans for our employees, officers and directors. As of December 31, 2002, 1,298,558 options to purchase common stock remained available for grant.

Existing Equity Compensation Plan Information

                                                                                                         (c)
                                                                                                 Number of securities
                                                (a)                           (b)              remaining available for
                  At                 Number of securities to be      Weighted - average         future issuance under
          December 31, 2002           issued upon exercise of         exercise price of       equity compensation plans
                                        outstanding options,        outstanding options,        (excluding securities
            Plan Category               warrants and rights          warrants and rights       reflected in column (a))
            -------------               -------------------          -------------------       ------------------------
Equity compensation plans approved by
security holders (1)                          6,431,199                      $1.00                      1,298,558

------------------
(1) Focus does not maintain any equity compensation plans that were not submitted to, and approved by, its stockholders.



2002 Non-Qualified Stock Option Plan

    On October 30, 2002, the Board of Directors of Focus adopted the 2002 Non-Qualified Stock Option Plan (the "2002 Plan") which authorized the grant of options to purchase up to an aggregate of 1,000,000 shares of common stock. On December 20, 2002 the Company's stockholder's approved the 2002 Plan. Options granted under this plan generally vest over a period of three years. As of March 21, 2003, no options had been granted from the 2002 Plan. However, Mr. Moyer's employment contract states that he shall be granted an additional 150,000 options to purchase common stock upon approval of the 2002 Plan. It is anticipated that such options will be approved by the Compensation Committee in March 2003.

    The following tables sets forth as to the Chief Executive Officer and each of the other executive officers named in the Summary Compensation Table, certain information with respect to options to purchase shares of our common stock as of and for the year ended December 31, 2002.

                            Option/SAR Grants in 2002

                                           Number of
                                           Securities      % of Total
                                           Underlying     Options/ SARs
                                            Options/        Granted to       Exercise Or
                                          SARs Granted     Employees in        Base Price
Name                                         (#)(1)          2002(2)        ($/per Share)       Exp. Date
----                                         ------          -------        -------------       ---------
Brett A. Moyer                              350,000            32.0%           $1.15             8/6/07
Michael L. D'Addio                           25,000             2.3%           $1.15             8/6/07
Jeffrey A. Burt                              25,000             2.3%           $1.15             8/6/07
Thomas M. Hamilton                           95,000             8.7%           $1.15             8/6/07
Gary L. Williams                             25,000             2.3%           $1.15             8/6/07

(1)  The  purpose  of  our  stock  option  plans  is to  provide  incentives  to
     employees,   directors  and  consultants  who  are  in  positions  to  make significant contributions to us.

(2) Focus granted options to purchase a total of 1,093,200 shares of common stock to employees and directors in 2002.

    The following table sets forth information concerning options exercised during fiscal year 2002 and the value of unexercised options as of December 31, 2002 held by the executives named in the Summary Compensation Table above.

                     Aggregated Option/SAR Exercises in 2002 and Fiscal Year-End Option/SAR Values

                                                                                              Value of Unexercised
                                                           Number of Securities                   In-the-Money
                                   Shares                  Underlying Unexercised                Options/SARs at
                                Acquired on     Value    Options/SARs at Year-End                 Year-End(1)
                                  Exercise    Realized  -------------------------------    -------------------------------
                                    (#)          ($)     Exercisable    Unexercisable        Exercisable    Unexercisable
                                    --           --     ------------- -----------------    -------------- ----------------
Brett A. Moyer                      --           --      406,668         333,331             165,960         76,338
Michael L. D'Addio                  --           --      322,222         202,778              89,014         54,236
Jeffrey A. Burt                     --           --      139,441          85,659              78,484         53,069
Thomas M. Hamilton                  --           --      313,334          98,332             120,202         26,843
Gary L. Williams                    --           --      171,827          77,201              97,437         46,556

-----------------
(1) Value is based on the difference between option exercise price and the closing price as quoted on The Nasdaq SmallCap Market at the close of trading on December 31, 2002 ($1.34) multiplied by the number of shares underlying the option.

Employment Agreements

    Brett Moyer is party to an employment contract with us effective September 30, 2002. Pursuant to this employment contract, Mr. Moyer serves as our Chief Executive Officer and President. Mr. Moyer's base salary is $190,000 for the first year and $200,000 for the second year. In addition, Mr. Moyer was granted 350,000 options to purchase shares of Common Stock at $1.15 per share. The options vest over a three year period at 2.77% per month beginning September 2002. Additionally, Mr. Moyer's contract provides for the granting of an additional 150,000 stock options upon approval of a new option plan. See "- 2002 Non-Qualified Stock Option Plan" for further information." Under the employment contract, these options accelerate, so as to be immediately exercisable if Mr. Moyer is terminated without cause during the term of the contract. The employment contract provides for incentive bonuses of up to $110,000 as determined by our Board of Directors and employee benefits, including health and disability insurance, in accordance with our policies. The initial term of the agreement is for two years and would terminate on August 6, 2004. Mr. Moyer's contract will automatically renew for an additional one year period unless terminated by either party 30 days prior to the end of the initial term. Upon entering into his employment contract as President of Focus, Mr. Moyer's previous employment contract was terminated. Furthermore, in connection with becoming President, Focus agreed to pay up to $85,000 in relocation expenses to Mr. Moyer to facilitate his move (including his family) from Massachusetts to California. During 2002, the Company paid a total of $64,510 in moving expenses. No further expenses are anticipated in connection with Mr. Moyer's move.

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

Compensation of Directors

    Our  non-employee  directors  are  reimbursed  for  out of  pocket  expenses incurred in attending board meetings. No director who is an employee receives separate compensation for services rendered as a director. Non-employee directors are eligible to participate in our stock option plans. An aggregate of 149,574 options to purchase an equal number of shares at an average exercise price of $1.15 per share were granted to our non-employee Directors during the year ended December 31, 2002. Included in such amount are 50,000 options granted to Directors whose terms ended this year and did not stand for reelection. All of the options are subject to various vesting provisions.

Repricing of Stock Options

    On September 1, 1998, we repriced all employee and director options under all plans to $1.22 per share for those options priced in excess of this value. This price represented the closing market price of our common stock on September 1, 1998.

Stock Option Plans

    We maintain various stock option plans for the benefit of our officers, directors and employees. A total of 1,298,558 options were available for issuance under the plans as of December 31, 2002. For additional discussion of the plans and awards thereunder see Note 12 "Stockholders Equity - Common Stock" beginning on page F-18.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth information, as of March 21, 2003, regarding the shares of our Common Stock beneficially owned by those stockholders of Focus known to management to beneficially own more than five percent (5%) of our Common Stock, each of our directors, nominees and executive officers, as well as all directors and executive officers as a group. Except as noted, we believe each person has sole voting and investment power with respect to the shares shown subject to applicable community property laws.

    "Beneficial ownership" is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. For example, you beneficially own our Common Stock not only if you hold it directly, but also indirectly, if you, through a relationship, contract or understanding, have, or share, the power to vote the stock, to sell the stock or have the right to acquire the stock. Percentage of beneficial ownership based on 37,104,315 shares of our Common Stock, 1,904 shares of Series B Preferred Stock converted into 1,904,000 shares of our common stock and 2,154,755 shares issuable pursuant to beneficially owned options, detailed below, that are exercisable as of March 21, 2003, or within 60 days thereafter.

                                                                                           Percentage of
                                                                Number of Shares            Outstanding
                            Name                               Beneficially Owned         Common Stock(1)
                            ----                                           ------         ---------------
Brett A. Moyer(2)...........................................        517,600                     1.3%
Carl E. Berg(3).............................................      3,389,280                     8.2
William B. Coldrick(4)......................................        278,619                      *
Michael L. D'Addio(5).......................................      1,189,242                     2.9
N. William Jasper, Jr.(6)...................................        104,273                      *
Timothy E. Mahoney(7).......................................        142,360                      *
Jeffrey A. Burt(8)..........................................        168,288                      *
Thomas M. Hamilton(9).......................................        346,417                      *
Gary L. Williams (10).......................................        196,445                      *
All executive officers and directors as a group (9
    persons)(11)............................................      6,332,524                    15.4%

----------
     * Less than 1% of the outstanding common stock.

(1) Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares.
(2) Includes 40,100 shares of common stock held directly by Mr. Moyer. Includes 477,500 shares issuable pursuant to outstanding stock options that are exercisable at March 21, 2003, or within 60 days thereafter.
(3) Includes 1,412,469 shares of common stock held directly or indirectly by Mr. Berg and 1,904 shares of preferred stock that are convertible into 1,904,000 shares of our common stock. Includes 72,811 shares issuable pursuant to outstanding stock options that are exercisable at March 21, 2003, or within 60 days thereafter.
(4) Includes 7,369 shares of common stock held directly or indirectly by Mr. Coldrick. Includes 271,250 shares issuable pursuant to outstanding stock options that are exercisable at March 21, 2003, or within 60 days thereafter.
(5) Includes 794,103 shares of common stock held directly or indirectly by Mr. D'Addio. Includes 395,139 shares issuable pursuant to outstanding stock options that are exercisable at March 21, 2003, or within 60 days thereafter.

(6) Includes 13,728 shares of common stock held directly or indirectly by Mr. Jasper. Includes 90,545 shares issuable pursuant to outstanding stock options that are exercisable at March 21, 2003, or within 60 days thereafter.
(7) Includes 142,360 shares issuable pursuant to outstanding stock options that are exercisable at March 21, 2003, or within 60 days thereafter.
(8) Includes 168,288 shares issuable pursuant to outstanding stock options that are exercisable at March 21, 2003, or within 60 days thereafter.
(9) Includes 6,000 shares of common stock held directly by Mr. Hamilton. Includes 340,417 shares issuable pursuant to outstanding stock options that are exercisable at March 21, 2003, or within 60 days thereafter.
(10) Includes 196,445 shares issuable pursuant to outstanding stock options that are exercisable at March 21, 2003, or within 60 days thereafter.
(11) Includes 2,154,755 shares issuable pursuant to options and warrants to purchase common stock exercisable at March 21, 2003, or within 60 days thereafter.

Item 12. Certain Relationships and Related Transactions

vFinance.com, Inc.

    Timothy Mahoney, who is a Focus director, is a principal of vFinance.com, Inc., the parent of vFinance Capital L.C. and a partner of Union Atlantic L.C. For the year ended December 31, 2001, the Company issued to vFinance Capital L.C. 243,833 shares of our common stock in lieu of investment banking fees in connection with the acquisition of Videonics in January 2001, and 79,444 shares of our common stock were issued to vFinance.com, Inc. for payment under and settlement for the termination of a Management and Financial Consulting Agreement between Focus and Union Atlantic L.C. and vFinance Capital L.C. In addition, vFinance and its affiliates were issued 47,055 shares of common stock pursuant to a price protection provision. Had vFinance.com, Inc. or any of its affiliates publicly sold its shares of common stock in the market at a price below $1.03, Focus would have been required to issue to vFinance.com, Inc. additional unregistered shares to make up any shortfalls between the market price at the time the shares were sold and $1.03. The fair value of the 47,055 shares at the date of issuance, totaled approximately $49,000, and was recognized in the accompanying balance sheet as of December 31, 2001 as Deferred Price Protection on Common Stock. At December 31, 2002, the price protection provision had expired and the Company was under no further obligations to vFinance. vFinance.com, Inc has agreed to return the 47,055 shares of common stock. vFinance.com, Inc has agreed to return the 47,055 shares of common stock in the first quarter of 2003.

    In addition, pursuant to an agreement dated December 27, 2001, vFinance received a warrant to purchase 25,000 shares of the Company's common stock at a per share exercise price of $1.54 per share. For such compensation, vFinance will provide the Company with non-exclusive financial advisory services for a period of 12 months.

    During the quarter ended March 31, 2002, in connection with its efforts to find investors in the private placement completed on January 11, 2002, vFinance Investments Inc. received from us $275,000 in cash and a warrant to purchase 123,690 shares of our common stock at $1.36 per share.

    During the quarter ended December 31, 2002, in connection with its efforts to find investors in the private placement completed on November 25, 2002, vFinance Investments Inc. received from us $70,000 in cash and a warrants to purchase 40,000 shares of our common stock at $1.20 per share.

Carl Berg

    Carl Berg, a Focus director and stockholder and previous director and stockholder of Videonics Inc., had a $1,035,000 loan outstanding to Videonics Inc., that we assumed on January 16, 2001 in connection with the merger. This unsecured loan accrued interest at 8% per year, and was due on January 16, 2002. Accrued interest was payable at maturity. On May 7, 2001, Focus and Mr. Berg agreed to the conversion of $1,035,000 of the outstanding principal balance and all accrued interest into 1,012 shares of Series B Preferred Stock.

    Additionally, Carl Berg, loaned us $2,362,494 on October 26, 2000, to collateralize a $2,362,494 bond posted in connection with the CRA litigation (see "CRA Systems, Inc."). The promissory note had a term of three years and bears interest at a rate of prime plus 1% (5.75% at December 31, 2002). Interest earned on the restricted collateral deposit was payable to Mr. Berg. The interest payable by us to Mr. Berg was reduced by the amount of interest earned on the restricted collateral deposit. The principal amount of the note was originally due on October 26, 2003, but was amended on November 4, 2002, to provide for an extension of the maturity date to April 25, 2004, with interest to be paid quarterly. Under certain circumstances, including at the election of Mr. Berg and Focus, the promissory note and any accrued and unpaid interest is convertible into shares of the Focus common stock at a conversion price of $1.25 which represented the average closing bid and ask price of our common stock on the day preceding the agreement. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a first priority security interest, over substantially all of our assets. On May 7, 2001, $46,000 of outstanding interest due under the note was converted into 38 shares of Series B Preferred Stock. In February 2002, in connection with the settlement of the CRA Systems Inc. case, the bond was liquidated and excess proceeds of $145,000 were used to pay down a portion of this note. As of December 31, 2002 we had unpaid principal and accrued interest due under the note totaling approximately $2,396,000.

    On February 28, 2001, Carl Berg agreed to loan us $2.0 million to support our working capital needs, bearing interest at a rate of prime plus 1%. The principal amount of the note will be due at the end of its term, with interest to be paid quarterly. On April 24, 2001, the note was amended to provide that under certain circumstances, including at the election of Mr. Berg and Focus, the promissory note and any accrued and unpaid interest is convertible into shares of the Company's preferred stock at a conversion price of $1,190 per share which represented 1,000 (each share of preferred is convertible into 1,000 shares of common) multiplied by 125% of the trailing 30-day average of the Company's common stock ending April 23, 2001. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a security interest in first priority over substantially all of our assets. On May 7, 2001, Focus and Mr. Berg agreed to the conversion of $1,000,000 of the outstanding principal balance and $16,000 of accrued interest into 854 shares of Series B Preferred Stock. On November 4, 2002, the note was amended to provide for an extension of the maturity date for the remaining principal balance of $1,000,000, from the original maturity date of October 26, 2003 to April 25, 2004. As of December 31, 2002 we had principal and accrued interest due under the note totaling approximately $1,110,000.

    On June 29, 2001, we issued a convertible promissory note to Mr. Berg in the amount up to $650,000 to support the Company's working capital needs. The promissory note had an original due date of January 3, 2003 which was extended to January 3, 2004 and bears interest at a rate of prime plus 1%. The principal amount of the note will be due at the end of its term, with interest to be paid quarterly. The note provides that at the election of Mr. Berg and Focus, the promissory note and any accrued and unpaid interest is convertible into shares of the Company's series C Preferred Stock at a conversion price of $1,560 per share which represented 1,000 (each share of preferred is convertible into 1,000 shares of common) multiplied by 125% of the trailing 30-day average of Focus' common stock ending June 28, 2001. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a security interest in first priority over substantially all of our assets. As of December 31, 2002 we had principal and accrued interest due under the note totaling approximately $712,000.

    Additionally, in December 2002, Mr. Berg provided Samsung Semiconductor Inc., the Company's contracted ASIC manufacturer, with a personal guarantee to secure the Company's working capital requirements for ASIC purchase order fulfillment. Mr. Berg agreed to provide the personal guarantee on the Company's behalf without additional cost or collateral, as Mr. Berg maintains a secured priority interest in substantially all the Company's assets. At December 31, 2002, the Company owed Samsung $221,000, under net 30 terms. By January 31, 2003 all invoices outstanding at December 31, 2002 were paid in full.

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

   Exhibit No.                                                Description


     2.1 Agreement and Plan of Merger dated as of August 30, 2000 among Focus, Videonics, and PC Video Conversion (1)
     3.1  Second Restated Certificate of Incorporation of Focus (2)
     3.2  Certificate   of  Amendment   to  Second   Restated   Certificate   of
          Incorporation of Focus (3)
     3.3  Certificate   of  Amendment   to  Second   Restated   Certificate   of
          Incorporation of Focus dated July 25, 1997 (4)
     3.4  Restated Bylaws of Focus (2)

     3.5  Certificate of Designation - Series B Preferred Stock (5)
     3.6 Certificate of Amendment to Second Restated Certificate of Incorporation of Focus dated January 16, 2001*
     3.7 Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Focus dated January 8, 2003 *
     4.1  Specimen certificate for Common Stock of Focus (2)
     4.2  Specimen certificate for Redeemable Common Stock Purchase Warrant (2)
     4.3 Form of Warrant issued to various investors pursuant to Amendment No. 1 to Stock Subscription Agreement dated April 1996 (6)
     4.4 Form of Warrant issued to the placement agent in the March 1997 Offering (6)
     4.5 Form of Warrant dated September 10, 1997 issued to designees of the placement agent (7)
     4.6 Form of Stock Purchase Warrant issued to AMRO International, S.A. (included as Exhibit A to the Common Stock and Warrants Purchase Agreement - See Exhibit 10.2) (8)
     4.7  Stock Purchase Warrant issued to Union Atlantic, L.C. (9)
     4.8 Form of Common Stock Purchase Warrant dated January 11, 2002 issued by Focus to five Investors (10)
     4.9 Common Stock Purchase Warrant dated December 27, 2001 issued by Focus to vFinance (10)
     4.10 Warrant issued to vFinance dated November 25, 2002 *
     10.1 1997 Director Stock Option Plan (11)
     10.2 Common Stock and Warrants Purchase Agreement with AMRO International, S.A. (8)
     10.3 Common Stock and Warrant Purchase Agreement, as amended, with BNC Bach International Ltd., Inc. (9)
     10.4 Form of Registration Rights Agreement with BNC Bach International Ltd., Inc. (included as Exhibit B to the Common Stock and Warrant Purchase Agreement (9)
     10.5 Agreement between Union Atlantic, L.C. and FOCUS Enhancements, Inc. confirming agreement to issue warrant in exchange for fee reduction
          (9)
     10.6 Common Stock Warrant and Purchase Agreement with AMRO International, S.A. dated June 9, 2000 (8)
     10.7 Promissory Note, dated October 26, 2000, from Focus Enhancements, Inc. to Carl Berg (12)
     10.8 Security Agreement dated October 26, 2000, between Focus Enhancements, Inc. and Carl Berg (12)
     10.9 2000 Non-Qualified Stock Option Plan (13)
     10.10 Amendment No. 1 to Secured Promissory Note dated April 24, 2001 issue by Focus to Carl Berg (excludes exhibits B and C) (5)
     10.11 Registration Rights Agreement dated May 1, 2001 between Focus and Carl Berg (5)
     10.12 Promissory note issued to Carl Berg dated June 29, 2001 (14)
     10.13 Termination Agreement between Focus and Euston dated January 11, 2002 (10)
     10.14 Form of Common Stock and Warrant Purchase Agreement with four investors dated January 11, 2002 (10)
     10.15 Form of Registration Rights Agreement with four investors dated January 11, 2002 (10)
     10.16 1998 Non-Qualified Stock Option Plan (15)
     10.17 Third Addendum to Lease Dated July 6, 1994, by and between H-K Associates (Lessor) and Focus Enhancements, Inc.(Lessee) for premises At 1370 Dell Ave, Campbell, California (16)
     10.18 Employment agreement between Focus Enhancements and Brett Moyer (17)
     10.19 2002 Non-Qualified Stock Option Plan (18)

     10.20 Common Stock Purchase Agreement with two investors dated November 25, 2002, (excludes annexes) *

     10.21 Registration Rights Agreement with two investors dated November 25, 2002 *

     23.1  Consent of Deloitte & Touche, LLP *
     99.1  906 CEO Certification *
     99.2  906 CFO Certification *

----------------------
* Included.
         1. Filed as an exhibit to Focus' Current Report on Form 8-K dated September 8, 2000, and incorporated herein by reference.
         2. Filed as an exhibit to Focus' Registration Statement on Form SB-2 (No. 33-60248-B) and incorporated herein by reference.
         3. Filed as an exhibit to Focus' Form 10-QSB for the period ended September 30, 1995, and incorporated herein by reference.
         4. Filed as an exhibit to Focus' Form 10-QSB dated August 14, 1997, and incorporated herein by reference.
         5. Filed as an exhibit to Focus' Amended Registration Statement on Form SB-2 (No. 333-55178) filed on August 9, 2001 as amended, incorporated herein by reference.
         6. Filed as an exhibit to Focus' Registration Statement on Form S-3 (No. 333-26911) filed with the Commission on May 12, 1997, and incorporated herein by reference.
         7. Filed as an exhibit to Focus' Form 8-K dated September 10, 1997, and incorporated herein by reference.
         8. Filed as an exhibit to Focus' Registration Statements on Form S-3 (No. 333-81177) filed with the Commission on June 21, 1999, and incorporated herein by reference.
         9. Filed as an exhibit to Focus' Registration Statement on Form S-3 (No. 333-94621) filed with the Commission on January 13, 2000, and incorporated herein by reference.
         10. Filed as an exhibit to Focus' Amendment No. 3 to Registration Statement on Form SB-2 (No. 333-55178) filed on January 23, 2002, and incorporated herein by reference.
         11. Filed as an exhibit to Focus' Registration Statement on Form S-8 (No. 333-33243) filed with the Commission on August 8, 1997, and incorporated herein by reference.
         12. Filed as an exhibit to Focus' Current Report on Form 8-K dated October 31, 2000, as amended by Focus' Current Report on Form 8-K/A dated November 2, 2000, and incorporated herein by reference.
         13. Filed as an exhibit to Focus' Form S-8 (No. 333-57762) filed with the Commission on March 28, 2001, and incorporated herein by reference.
         14. Filed as an exhibit to Focus' Amendment No. 4 to Registration Statement on Form SB-2 (No. 333-55178) filed on February 11, 2002, and incorporated herein by reference.
         15. Filed as an exhibit to Focus' Form S-8 (No. 333-89770) filed with the Commission on June 4, 2002, and incorporated herein by reference.
         16. Filed as an exhibit to Focus' Form l0-QSB dated August 14, 2002, and incorporated herein by reference.
         17. Filed as an exhibit to Focus' Form l0-QSB dated November 14, 2002, and incorporated herein by reference.
         18. Filed as Appendix B to Focus' Definitive Proxy Statement filed with the Commission on November 13, 2002, and incorporated herein by reference.


(b) Reports on Form 8-K

     On November 27, 2002, the Company filed a Form 8-K announcing that it had completed a private placement raising gross proceeds of $768,000 through the issuance of 800,000 shares of its common stock.

Item 14.  Controls and Procedures

(a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports in compliance with the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company's Management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c) promulgated under the Exchange Act. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

(b) (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of the evaluation referenced in paragraph
     (a) above.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Focus Enhancements, Inc.
Campbell, CA

         We have audited the accompanying consolidated balance sheets of Focus Enhancements, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


         As discussed in Note 1, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other intangible Assets".




DELOITTE & TOUCHE LLP

San Jose, California
February 21, 2003

                            Focus Enhancements, Inc.

                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                         December 31,
                                                                                  ------------------------
                                                                                     2002          2001
                                                                                  -----------   ----------
                                   ASSETS
Current assets:
  Cash and cash equivalents                                                       $     1,310   $    449
  Restricted collateral deposit                                                          --        2,363
  Accounts receivable, net of allowances of $403 and $666 at
    December 31, 2002 and 2001, respectively                                            1,628      3,314
  Inventories                                                                           2,350      4,009
  Prepaid expenses and other current assets                                               185        230
                                                                                  -----------   --------
    Total current assets                                                                5,473     10,365

Property and equipment, net                                                               191        411
Capitalized software development costs                                                     40        379
Other assets, net                                                                          86        107
Intangible assets, net                                                                  1,053      2,181
Goodwill, net                                                                           5,191      4,654
                                                                                  -----------   --------
    Total assets                                                                  $    12,034   $ 18,097
                                                                                  ===========   ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Obligations under capital leases, current portion                               $        44   $     42
  Accounts payable                                                                      1,860      4,295
  Accrued liabilities                                                                   2,018      1,917
  Accrued legal judgement                                                                --        2,073
                                                                                  -----------   --------
    Total current liabilities                                                           3,922      8,327

Convertible notes payable to shareholder                                                3,867      4,012
Obligations under capital leases, non-current                                               1         45
                                                                                  -----------   --------

    Total liabilities                                                                   7,790     12,384
                                                                                  -----------   --------


Commitments and contingencies (Note 11)

Stockholders' equity

  Preferred stock, $.01 par value; authorized 3,000,000 shares; 1,904 shares issued at December 31, 2002 and 2001 (aggregate liquidation
    preference $2,267)                                                                   --         --

  Common stock, $.01 par value; 60,000,000 shares authorized, 37,560,537 and
    33,423,403 shares issued at December 31, 2002 and 2001,
    respectively                                                                          376        334
  Additional paid-in capital                                                           65,940     61,616
  Accumulated deficit                                                                 (61,323)   (55,366)
  Deferred compensation and price protection                                              (49)      (171)
  Treasury stock at cost, 450,000 shares                                                 (700)      (700)
                                                                                  -----------   --------
  Total stockholders' equity                                                            4,244      5,713
                                                                                  -----------   --------
    Total liabilities and stockholders' equity                                    $    12,034   $ 18,097
                                                                                  ===========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                            Focus Enhancements, Inc.

                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                        Years ended December 31,
                                                        ------------------------
                                                           2002          2001
                                                         --------      --------

Net product revenues                                     $ 16,553      $ 21,916
Contract revenues                                             759         1,392
                                                         --------      --------
  Total net revenues                                       17,312        23,308

Costs of revenues:
  Products                                                 10,516        13,727
  Contract                                                    499         1,110
                                                         --------      --------
  Total costs of revenues                                  11,015        14,837
                                                         --------      --------

  Gross profit                                              6,297         8,471
                                                         --------      --------

Operating expenses:
  Sales, marketing and support                              4,878         5,989
  General and administrative                                2,103         2,191
  Research and development                                  4,022         3,352
  Amortization expense                                        942         2,760
  Restructuring expense                                        96            33
  In-process research and development                        --             505
                                                         --------      --------

    Total operating expenses                               12,041        14,830
                                                         --------      --------

    Loss from operations                                   (5,744)       (6,359)

  Interest expense                                           (246)         (323)
  Interest income                                               2            16
  Other expense                                              (336)         (438)
  Other income                                                357           446
                                                         --------      --------

    Loss before income taxes                               (5,967)       (6,658)

  Income tax benefit                                          (10)         --
                                                         --------      --------

    Net loss                                             $ (5,957)     $ (6,658)
                                                         ========      ========

Loss per common share:
  Basic                                                  $  (0.17)     $  (0.21)
                                                         ========      ========
  Diluted                                                $  (0.17)     $  (0.21)
                                                         ========      ========

Weighted average common shares outstanding:
  Basic                                                    35,697        31,702
                                                         ========      ========
  Diluted                                                  35,697        31,702
                                                         ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                            Focus Enhancements, Inc.

                 Consolidated Statements of Stockholders' Equity
                     Years Ended December 31, 2002 and 2001
                                 (in thousands)


                                                                Common Stock       Preferred Stock
                                                            --------------------  -----------------        Additional    Accumulated
                                                             Shares     Amount     Shares   Amount       Paid-in Capital    Deficit
                                                            --------   ---------  --------  -------       ---------------  ---------
Balance at December 31, 2000                                  26,350      $  264      --    $    --           $48,727      $(48,708)
Issuance of common stock upon exercise
 of stock options                                                352           4                                  195
Issuance of common stock in connection
 with Videonics acquisition                                    5,135          51                                7,908
Assumption of vested options in
 connection with Videonics acquisition                                                                            854
Issuance of common stock to investment
 banker in connection with Videonics
 acquisition                                                     244           2                                  249
Common stock issued for expenses
 associated with delayed registration                            597           6                                  582
Common stock issued for consulting and
 other services                                                   79           1                                  129
Common stock issued in settlement
 of accrued liabilities and notes                                619           6                                  604
payable
Issuance of preferred stock from
 conversion of note payable to                                                           2                      2,266
shareholder
Deferred compensation in connection
 with Videonics acquisition                                                                                       235
Amortization of deferred compensation
Costs related to pending registration of
 private offerings of common stock                                                                               (182)
Deferred price protection on common
 stock issued for consulting services                             47                                               49
Net loss                                                                                                                     (6,658)
                                                             -------      ------     -----     ----------     -------     ---------
 Balance at December 31, 2001                                 33,423         334         2           --        61,616       (55,366)
                                                             -------      ------     -----     ----------     -------     ---------
Issuance of common stock upon exercise
 of stock options                                                604           6                                  440
Issuance of common stock upon exercise
 of warrants                                                     283           3                                  185
Issuance of common stock from private
 offerings, net of issuance costs of $ 397,000                 3,235          32                                3,089

Warrants issued in connection with
consulting services                                                                                               238
Repricing of Euston warrants                                                                                      334
Common stock issued in settlement
 of accounts payable                                              16           1                                   22
Stock compensation associated with
acceleration of option vesting                                                                                     16
Amortization of deferred compensation
Net loss                                                                                                                     (5,957)
                                                             -------      ------     -----     ----------     -------     ---------
 Balance at December 31, 2002                                 37,561      $  376         2     $     --       $65,940     $ (61,323)
                                                             =======      ======     =====     ==========     =======     =========

                                                                                               Total
                                                               Deferred                     Stockholders'
                                                             Compensation                     Equity
                                                              and Price        Treasury       ------
                                                              Protection        Stock        (Deficit)
                                                              ----------        -----        ---------
Balance at December 31, 2000                                   $  --            $(700)      $  (417)
Issuance of common stock upon exercise
 of stock options                                                                               199
Issuance of common stock in connection
 with Videonics acquisition                                                                   7,959
Assumption of vested options in
 connection with Videonics acquisition                                                          854
Issuance of common stock to investment
 banker in connection with Videonics
 acquisition                                                                                    251
Common stock issued for expenses
 associated with delayed registration                                                           588
Common stock issued for consulting and
 other services                                                                                 130
Common stock issued in settlement
 of accrued liabilities and notes
payable                                                                                         610
Issuance of preferred stock from
 conversion of note payable to
shareholder                                                                                   2,266
Deferred compensation in connection
 with Videonics acquisition                                     (235)                            --
Amortization of deferred compensation                            113                            113
Costs related to pending registration of
 private offerings of common stock                                                             (182)
Deferred price protection on common
 stock issued for consulting services                            (49)                            --
Net loss                                                                                     (6,658)
                                                               ------          ------       -------
 Balance at December 31, 2001                                   (171)            (700)        5,713
                                                               ------          ------       -------
Issuance of common stock upon exercise
 of stock options                                                                               446
Issuance of common stock upon exercise
 of warrants                                                                                    188
Issuance of common stock from private
 offerings, net of issuance costs of
$397,000                                                                                      3,121
Warrants issued in connection with
consulting services                                                                             238
Repricing of Euston warrants                                                                    334
Common stock issued in settlement
 of accounts payable                                                                             23

Stock compensation associated with
acceleration of option vesting                                                                   16
Amortization of deferred compensation                            122                            122
Net loss                                                                                     (5,957)
                                                               ------          ------       -------
 Balance at December 31, 2002                                  $ (49)           $(700)      $ 4,244
                                                               ======          ======       =======


The accompanying notes are an integral part of the consolidated financial statements.

                            Focus Enhancements, Inc.

                      Consolidated Statements Of Cash Flows
                                 (in thousands)

                                                                                      Years Ended December 31,
                                                                                   -----------------------------
                                                                                       2002             2001
                                                                                   -----------       -----------
Cash flows from operating activities:
Net loss                                                                             $(5,957)          $(6,658)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                        1,226             3,166
  Deferred compensation expense                                                          122               113
  In-process research and development                                                     --               505
  Stock and warrants issued for consulting and other services                            238                97
  Stock issued for expenses associated with delayed registration                          --               438
  Gain on debt settlement                                                               (311)               --
  Loss on sales of fixed assets                                                            1                --
  Expense associated with repricing and acceleration of options and warrants             350                --

Changes in operating assets and liabilities, net of the effects of acquisitions:
   Decrease (increase) in accounts receivable                                          1,686            (1,378)
   Decrease in inventories                                                             1,659               590
   Decrease (increase) in prepaid expenses and other current assets                       55                (8)
   Decrease in accounts payable                                                       (1,795)             (178)
   Decrease in accrued liabilities                                                      (205)              (63)
   Decrease in accrued legal judgement                                                (2,073)              (76)
                                                                                     -------           -------

Net cash used in operating activities                                                 (5,004)           (3,452)
                                                                                     -------           -------

Cash flows from investing activities:
  Decrease in restricted certificates of deposit                                          --             1,263
  Additions to property and equipment                                                    (66)             (196)
  Decrease in restricted collateral deposits                                           2,363                --
  Net cash from acquisition of Videonics                                                  --               360
  Additions to capitalized software development costs                                     --               (30)
                                                                                     -------           -------

Net cash provided by investing activities                                              2,297             1,397
                                                                                     -------           -------

Cash flows from financing activities:
  Payments on notes payable and long-term debt                                            --              (400)
  Proceeds from convertible notes payable to shareholder                                  --             2,650
  Payments on convertible notes payable to shareholder                                  (145)               --
  Payments under capital lease obligations                                               (42)             (115)
  Costs related to registration of private offerings of common stock                      --              (182)
  Net proceeds from private offerings of common stock                                  3,121                --
  Net proceeds from exercise of common stock options and warrants                        634               199
                                                                                     -------           -------

Net cash provided by financing activities                                              3,568             2,152
                                                                                     -------           -------

Net increase in cash and cash equivalents                                                861                97
Cash and cash equivalents at beginning of year                                           449               352
                                                                                     -------           -------

Cash and cash equivalents at end of year                                             $ 1,310           $   449
                                                                                     =======           =======

Supplemental Cash Flow Information:
  Interest paid                                                                      $    11           $    16
  Acquisition of Videonics, Inc., for common stock and options                            --             8,813
  Conversion of note payable to shareholder to preferred stock                            --             2,266
  Common stock issued in settlement of accounts payable                                   23                65
  Conversion of accrued liabilities and notes payable to common stock                     --               578
  Stock issued for expenses associated with delayed registration                          --               150
  Issuance of common stock to investment banker in connection with Videonics
   acquisition                                                                            --               251


The accompanying notes are an integral part of the consolidated financial statements.

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements

1. Summary of Significant Accounting Policies

    Business of the Company. FOCUS Enhancements, Inc. (the "Company" "FOCUS") develops and markets proprietary video technology in two areas: video systems and semiconductors. With regards to its video system's business, the Company designs solutions in PC-to-TV scan conversion, video presentation, digital-video conversion, video production and home theater markets. The Company markets its products globally through both consumer and professional channels. The Company's video system products include: video scan converters, application controllers, video mixers, character generators and video processors. Semiconductor products include several series of Application Specific Integrated Circuits ("ASICs") that process digital video data to be used with analog devices such as televisions. The Company's ASICs are utilized in a variety of applications including computer motherboards, graphics cards, video conferencing systems, Internet TV and interactive TV applications.

    Over 40% of the components for the Company's products are manufactured on a turnkey basis by three vendors, Furthertech Company, Ltd., Samsung Semiconductor Inc., and Asemtec Corporation. In the event that these vendors were to cease supplying the Company, management believes that alternative turnkey manufacturers for the Company's products could be secured. However, the Company would most likely experience delays in the shipments of its products.

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

    Revenue and Cost Recognition. Revenue consists primarily of sales of products to original equipment manufacturers ("OEMs"), dealers and distributors. The Company recognizes revenues, net of discounts, upon shipment of product (as title transfers upon shipment), when a purchase order has been received, the sales price is fixed and determinable, collection of the resulting receivable is probable, and all significant obligations have been met. A provision is made to estimate customer returns, which is reflected as a reduction of trade receivables, and estimated warranty repair/replacement costs at the time a sale is recorded. A limited number of distributor agreements contain rights to return slow moving inventory or discontinued products held in inventory by the distributor that have not sold through to an end user.

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements


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

    The Company defers revenue recognition relating to consigned sales until the distributor sells through such products to the end customer, or if sell through information is not available from the distributor, when cash is received from the distributors. Receipt of cash from those distributors which do not provide sell through information has historically been indicative of sell through to an end user by that distributor. Management is not aware of any circumstances that would require the return of cash to a distributor, once payment from a distributor has been received. Consignment inventory at December 31, 2002 and 2001 was not material.

    Contract revenues are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for the contract. This method is used because management considers expended labor hours to be the best available measure of progress on the contract. As of December 31, 2002, there were no contract receivables. At December 31, 2001 contract receivables totaled $591,000 (included within accounts receivable in the accompanying balance sheet), consisting of billed receivables of $350,000 and unbilled receivables of $241,000. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Contract costs for the years ended December 31, 2002 and 2001 totaled $499,000 and $1,110,000, respectively (included within costs of revenues in the accompanying statement of operations).

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

    The Company's customer base is dispersed across many different geographic areas throughout the world and consists principally of OEM's, distributors and dealers in the electronics industry. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. Management assesses collectibility based on a number of factors, including credit-worthiness and past transaction history with the customer. Although collateral is generally not requested, the Company, in certain situations, will require confirmed letters of credit or cash in advance of shipping to its customers.

    As of December 31, 2002, two distributors represented approximately 31% of the Company's accounts receivable (21% and 10% respectively), while a customer represented an additional 10% of the Company's accounts receivable. As of December 31, 2001, a major distributor represented approximately 19% of the Company's accounts receivable, a major retailer represented approximately 9% of the Company's accounts receivable and a second major distributor represented approximately 5% of the Company's accounts receivable. The Company provides credit to customers in the normal course of business with terms generally ranging between 30 to 90 days. The Company does not usually require collateral for trade receivables, but attempts to limit credit risk through its customer credit evaluation process.

    The Company maintains its bank accounts with high quality financial institutions to minimize credit risk, however, the Company's balances may periodically exceed federal deposit insurance limits.

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements


    Inventories. Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. The Company periodically reviews its inventories for potential slow moving or obsolete items and provides valuation allowances for specific items, as appropriate.

    Property and Equipment. Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets as set forth below. Equipment leased under capital leases is stated at the present value of future lease obligations and is amortized over estimated useful lives. The Company evaluates property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be measured based on the discounted cash flows compared to the carrying amount. No impairment charge for property and equipment has been recorded in 2002 or 2001.

          Category             Depreciation Period
          --------             -------------------
 Equipment                     3-5 years
 Tooling                       2 years
 Furniture and fixtures        5 years
 Purchased software            1-3 years
 Leasehold improvements        Lesser of 5 years or the term of the lease

    Capitalized Software. Certain software development costs are capitalized when incurred under Statement of Financial Accounting Standards No. 86. Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are amortized based on the greater of: the ratio of the current gross revenues for a product to the total current and anticipated future gross revenues for the product, or the straight-line basis over the estimated useful life of the asset commencing on the date the product is released. The Company capitalized $30,000 of software development costs in 2001 and none in 2002. Amortization of capitalized software development costs totaled $339,000 and $379,000, respectively for the years ended December 31, 2002 and 2001.

    The Company continuously assesses the recoverability of its capitalized software development costs, considering anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies.

    Goodwill and Intangible Assets. The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management evaluates possible impairment of long-lived assets using estimates of undiscounted future cash flows. Impairment loss to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management evaluates the fair value of long-lived assets and intangibles using primarily the estimated discounted future cash flows method. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 removes goodwill from its scope and retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. There was no effect from the adoption of SFAS No. 144.

    Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangibles. Under SFAS No. 142, goodwill is no longer subject to amortization. Rather, SFAS No. 142 requires that intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and at least annually thereafter. The Company completed the required transitional goodwill impairment test in the second quarter of fiscal 2002 and the annual impairment review during the fourth quarter of 2002. Management determined that goodwill did not appear to be impaired at either the transitional or annual review dates. Under SFAS No. 142, goodwill impairment may exist if the net book value of a reporting unit exceeds its estimated fair value.

    Intangible assets, consisting of the rights and title to Videonics' existing technology, tradename, and assembled workforce and other intangible assets associated with the acquisition of Videonics (Note 3), are amortized using the straight-line basis over their estimated useful lives ranging from three to four years. In 2002, in connection with the

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements


adoption of SFAS No. 142, the Company ceased amortization of the assembled workforce intangible asset associated with the acquisition of Videonics, and reclassified to goodwill the net carrying amount of the intangible asset, in the amount of $537,000. Accumulated amortization on intangible assets was $1,011,000 and $782,000 at December 31, 2002 and 2001, respectively.



The following table represents the impact on net loss and basic and diluted loss per share from the reduction of amortization of goodwill as if SFAS No. 142 was adopted on January 1, 2001:

                                                                          Year ended December 31,
(in thousands, except for per share amounts)                                 2002        2001
                                                                             ----        ----
Reported net loss                                                           $(5,957)   $(6,658)
Workforce amortization                                                           --        287
Goodwill amortization                                                            --      1,593
Adjusted net loss                                                           $(5,957)   $(4,778)

Basic and diluted loss per share:
Reported basic and diluted loss per share                                   $ (0.17)   $ (0.21)
Workforce amortization per share                                                 --       0.01
Goodwill amortization per share                                                  --       0.05
Adjusted basic and diluted loss per share                                   $ (0.17)   $ (0.15)

Common and common equivalent shares used in calculation:
Basic and diluted                                                            35,697     31,702

    Advertising and Sales Promotion Costs. Advertising and sales promotion costs are expensed as incurred. Advertising costs consist primarily of magazine advertisements, agency fees and other direct production costs. Advertising and sales promotion costs totaled approximately $519,000 and $926,000 for the years ended December 31, 2002 and 2001, respectively.

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

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements


    Deferred Price Protection on Common Stock. Deferred price protection on common stock pertains to 47,055 shares of common stock issued to Union Atlantic Capital L.C. (Union) in connection with a price protection arrangement executed with Union in 2001 (see Note 17). Such shares were recorded based on their fair value at the date of issuance.

    Stock  Compensation   Plans.  SFAS  No.  123,   Accounting  for  Stock-Based
Compensation encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the fair value of the award which is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plans have no intrinsic value at the grant date, accordingly, under APB Opinion No. 25, no compensation cost is recognized. The Company has elected to continue with the accounting prescribed in APB Opinion No. 25 and, as a result, must make pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

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

                                                        Years ended December 31,
                                                        ------------------------
                                                           2002           2001
                                                         --------       -------
Net loss reported under APB 25                           $(5,957)      $(6,658)

Add: Stock-based employee compensation
 expense included in reported net loss                       122           113

Deduct:  Total stock-based employee
 compensation expense determined under
 fair value based method for all awards                   (1,104)       (1,342)
                                                         -------        -------

Pro forma net loss                                       $(6,939)      $(7,887)
                                                         ========      =========

Basic loss per share, as reported                        $ (0.17)       $(0.21)
Basic loss per share, pro forma                          $ (0.19)       $(0.25)

Diluted loss per share, as reported                      $ (0.17)       $(0.21)
Diluted loss per share, pro forma                        $ (0.19)       $(0.25)

    Common stock equivalents have been excluded from all calculations of loss per share and pro forma loss per share in 2002 and 2001 because the effect of including them would be anti-dilutive.

    Net Income (Loss) Per Share. The Company calculates earnings per share in accordance with SFAS No. 128 Earnings Per Share. Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate to convertible debt and outstanding stock options and warrants. The number of common shares that would be issued under outstanding options and warrants is determined using the treasury stock method. The assumed conversion of debt, outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment to income (loss) per share as a result of the conversion. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive due to the Company's net loss.

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements


    Reclassifications. Certain December 31, 2001 amounts have been reclassified to conform with the December 31, 2002 presentation.

    Comprehensive Income. Certain Financial Accounting Standards Board (FASB) statements require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and foreign currency items, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. There was no accumulated comprehensive income at December 31, 2002 and 2001, and no differences between net income (loss) and comprehensive income (loss) for the years ended December 31, 2002 and 2001.

    Recent Accounting Pronouncements.

    In December 2002, the FASB, issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No.123, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective December 31, 2002, the Company adopted the amended annual and interim requirements of SFAS No. 123.

    In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. Management has not yet determined the impact of the adoption of FIN 45 on the Company's results of operations or financial position.

    In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF will be effective for fiscal years beginning after June 15, 2003. Management has not yet determined the impact of the adoption of EITF 00-21 on the Company's results of operations or financial position.


    In June 2002, the FASB, issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of the commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002

2.  Management's Plans

    The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the years ended December 31, 2002 and 2001, the Company incurred a net loss of $5,957,000 and $6,658,000, and net cash used in operating activities totaled $5,004,000 and $3,452,000, respectively. These factors indicate that the Company may potentially be unable to continue as a going concern.

     The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements


the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to return to profitability and significant positive cash flows.

    The Company has historically met cash needs from the proceeds of debt, the sale of common stock in private placements, and the exercise of stock options and warrants. Management continues to assess its product lines in light of technology trends and economic conditions, to identify how to enhance existing product lines or create new distribution channels. In addition, the Company is developing and expects to release at least four new products during 2003.

    During 2002, management took steps to continue to reduce costs, including the reduction of its personnel by 9% in April 2002 and the closure of its Chelmsford, MA office on September 30, 2002, (resulting in a $96,000 restructuring charge). Additionally, in September 2002, the Company furloughed 7% of its personnel and subsequently terminated such personnel in December 2002.

    Even with the anticipated reduction in expenses related to the restructuring and an expected increase in sales, the Company anticipates that during 2003 it will need to raise additional funds to support its working capital needs and meet existing debt obligations.

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

     Videonics was a designer and manufacturer of digital video post-production equipment products that edit and mix raw video footage, add special effects and titles, and process audio and video signals. Videonics' products are used by videographers, business, industry, education and videophiles; they are also used in the broadcast, cable, video presentation and video conferencing markets.

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
                                                                        ======

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements


    Accounting principles generally accepted in the United States of America require purchased in-process research and development with no alternative future use to be recorded and charged to expense in the period acquired. Accordingly, the results of operations for the year ended December 31, 2001, include the write-off of $505,000 of purchased in-process research and development.


4.  Selected Quarterly Data and Fourth Quarter Adjustments (Unaudited)

    Quarterly Results of Operations

                                                   2002                                2001
                                     ----------------------------------   ---------------------------------
(in thousands, except per share data)   Q1       Q2       Q3        Q4       Q1       Q2       Q3       Q4
                                        --       --       --        --       --       --       --       --
Net revenues                           $4,758  $4,512   $4,091    $3,951    $5,009   $6,489   $6,717   $5,093
Gross profit                            1,725   1,606    1,432     1,534     1,790    2,795    2,330    1,556
Operating loss                         (1,547) (1,526)  (1,487)   (1,184)   (2,522)    (927)    (879)  (2,031)
Net loss                               (1,654) (1,512)  (1,544)   (1,247)   (2,724)  (1,043)    (890)  (2,001)
Net loss per share - basic and
  diluted                              $(0.05) $(0.04)  $(0.04)   $(0.03)   $(0.09)  $(0.03)  $(0.03)  $(0.06)
Shares used in computing per
  share amounts - basic and diluted    35,009  35,500   35,777    36,504    30,183   31,285   32,520   32,818

    Fourth Quarter Adjustments

    Included in the fourth quarter net losses for 2002 and 2001, were charges to inventory obsolescence of $87,000 and $250,000, respectively.

5.  Significant Reserves

    A summary of the activity in the significant reserves relating to doubtful accounts receivable, sales returns and inventory valuation is as follows (in thousands):

    Accounts Receivable Reserve
                                                             Additions
                                                    --------------------------
          Year Ended              Beginning          Videonics        Charged to                          Ending
          December 31,             Balance          Acquisition       Operations       Reductions         Balance
          ------------             -------          ------------      ----------       ----------         -------
            2002                  $    328          $     --          $    89          $     261          $  156
            2001                  $    522          $    117          $    36          $     347          $  328

    Sales Returns Reserve

                                                             Additions
                                                    --------------------------
          Year Ended              Beginning          Videonics        Charged to                          Ending
          December 31,             Balance          Acquisition       Operations       Reductions         Balance
          ------------             -------          ------------      ----------       ----------         -------
            2002                  $    338          $     --          $  1,071         $    1,163         $  246
            2001                  $    520          $    184          $  1,188         $    1,554         $  338

    Inventory Reserve

          Year Ended              Beginning        Charged to                          Ending
          December 31,             Balance         Operations       Reductions         Balance
          ------------             -------         ----------       ----------         -------
            2002                  $    819         $     337        $      128         $ 1,028
            2001                  $    753         $     586        $      520         $   819


                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements


    Warranty Reserve

          Year Ended              Beginning          Videonics        Charged to                          Ending
          December 31,             Balance          Acquisition       Operations       Reductions         Balance
          ------------             -------          ------------      ----------       ----------         -------
            2002                  $    121          $      --         $      61        $      108         $    74
            2001                  $     90          $      52         $      61        $       82         $   121

6.       Inventories

    Inventories at December 31, consist of the following (in thousands):

                                                    2002            2001
                                                  --------        --------
    Raw materials                                 $  1,383        $  1,678
    Work in process                                    116             825
    Finished goods                                     851           1,506
                                                  --------        --------
    Total                                         $  2,350        $  4,009
                                                  ========        ========

The Company periodically reviews its inventories for excess and obsolete inventory items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost. As a result of this inventory review, the Company charged approximately $337,000 and $586,000 to cost of revenues for the years ended December 31, 2002 and 2001, respectively.

7.  Property and Equipment

    Property and equipment at December 31, consist of the following (in thousands):

                                                              December 31,
                                                       -------------------------
                                                           2002          2001
                                                       -----------    ----------
Equipment                                               $      795    $    1,081
Tooling                                                        676           791
Furniture and fixtures                                          40            45
Leasehold improvements                                         167           167
Purchased software                                             490           485
                                                        ----------    ----------
                                                             2,168         2,569
Less accumulated depreciation and amortization               1,977         2,158
                                                        ----------    ----------

Property and equipment, net                             $      191    $      411
                                                        ==========    ==========

    Depreciation and amortization expense related to property and equipment for the years ended December 31, 2002 and 2001 totaled $285,000 and $413,000, respectively.

8.  Notes Payable

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

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements


Convertible Notes Payable to Stockholder

    Convertible Promissory Notes

    On October 26, 2000, Carl Berg, a Company director and shareholder, loaned the Company $2,362,494 to collateralize a $2,362,494 bond posted in connection with the CRA litigation (see "CRA Systems, Inc."). The promissory note has a term of three years and bears interest at a rate of prime plus 1% (5.75% at December 31, 2002). Interest earned on the restricted collateral deposit is payable to Mr. Berg. The interest payable by the Company to Mr. Berg is reduced by the amount of interest earned on the restricted collateral deposit. The principal amount of the note was originally due on October 26, 2003, but was amended on November 4, 2002, to provide for an extension of the maturity date to April 25, 2004, with interest to be paid quarterly. Under certain circumstances, including at the election of Mr. Berg and the Company, the promissory note and any accrued and unpaid interest is convertible into shares of the Company's common stock at a conversion price of $1.25 which represented the average closing bid and ask price of the Company's common stock on the day preceding the agreement. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a first priority security interest, over substantially all of the assets of the Company. On May 7, 2001, $46,000 of outstanding interest due under the note was converted into 38 shares of Series B Preferred Stock. In February 2002, in connection with the settlement of the CRA Systems Inc. case, the bond was liquidated and excess proceeds of $145,000 were used to pay down a portion of this note. As of December 31, 2002 the Company had unpaid principal and accrued interest due under the note totaling approximately $2,396,000.

    On February 28, 2001, Carl Berg agreed to loan the Company $2.0 million to support the Company's working capital needs, bearing interest at a rate of prime plus 1%. The principal amount of the note will be due at the end of its term, with interest to be paid quarterly. On April 24, 2001, the note was amended to provide that under certain circumstances, including at the election of Mr. Berg and the Company, the promissory note and any accrued and unpaid interest is convertible into shares of the Company's preferred stock at a conversion price of $1,190 per share which represented 1,000 (each share of preferred is convertible into 1,000 shares of common) multiplied by 125% of the trailing
30-day average of the Company's common stock ending April 23, 2001. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a security interest in first priority over substantially all of the assets of the Company. On May 7, 2001, the Company and Mr. Berg agreed to the conversion of $1,000,000 of the outstanding principal balance and $16,000 of accrued interest into 854 shares of Series B Preferred Stock. On November 4, 2002, the note was amended to provide for an extension of the maturity date for the remaining principal balance of $1,000,000, from the original maturity date of October 26, 2003 to April 25, 2004. As of December 31, 2002 the Company had principal and accrued interest due under the note totaling approximately $1,110,000.

    On June 29, 2001, the Company issued a convertible promissory note to Mr. Berg in the amount up to $650,000 to support the Company's working capital needs. The promissory note had an original due date of January 3, 2003 which was extended to January 3, 2004 and bears interest at a rate of prime plus 1%. The principal amount of the note will be due at the end of its term, with interest to be paid quarterly. The note provides that at the election of Mr. Berg and the Company, the promissory note and any accrued and unpaid interest is convertible into shares of the Company's series C Preferred Stock at a conversion price of $1,560 per share which represented 1,000 (each share of preferred is convertible into 1,000 shares of common) multiplied by 125% of the trailing 30-day average of the Company's common stock ending June 28, 2001. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a security interest in first priority over substantially all of the assets of the Company. As of December 31, 2002 the Company had principal and accrued interest due under the note totaling approximately $712,000.


9. Other Expense

Warrant Repricing

    On July 28, 2000, the Company entered into an equity line of credit agreement with Euston Investments Holdings Limited ("Euston"). On January 11, 2002, Focus and Euston mutually agreed to terminate the agreement. As consideration for terminating the agreement, the exercise price of Euston's warrants to purchase 250,000 shares of Focus common stock was reduced from $1.625 to $0.75 per share. The Company recorded a charge to other expense of approximately $334,000 in the quarter ended March 31, 2002 based on the fair value of the repriced warrants. See also "Note 12. Stockholders Equity - Common Stock" for further detail.

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements


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

10.  Other Income

Settlement of Accounts Payable and Accrued Liabilities

    During the years ended December 31, 2002 and 2001, the Company recognized a total of $311,000 and $374,000 respectively, of other income in connection with the settlement and release of certain obligations that had been previously recorded in accrued liabilities and accounts payable.

11.  Commitments and Contingencies

Leases

    The Company leases office facilities and certain equipment under operating leases. Under the lease agreements, the Company is obligated to pay for utilities, taxes, insurance and maintenance. Total rent expense for the years ended December 31, 2002 and 2001 was approximately $606,000 and $709,000, respectively.

    The Company leases certain computer and office equipment under capital leases with three to five-year terms. Capitalized leased assets are included in property and equipment.

    Minimum  lease   commitments  at  December  31,  2002  are  as  follows  (in thousands):

                                           Capital Leases    Operating Leases
                                           --------------    ----------------
2003                                          $      49         $      491
2004                                                  1                464
2005                                                 --                318
2006                                                 --                  2
2007                                                 --                 --
                                              ---------         ----------
Total minimum lease payments                         50              1,275
                                                                ==========
Less amounts representing interest                    5
                                              ---------
Present value of minimum obligations                 45
Less current portion                                 44
                                              ---------
Non-current portion                           $       1
                                              =========

    Included in the minimum operating lease commitments for 2003 and 2004 are $50,000 and $13,000 respectively of minimum rent obligations associated with the Company's Chelmsford, MA facility which the Company vacated in September 2002. See "Restructuring Expenses" for further discussion.

Employment Agreements

    The Company has employment agreements with certain corporate officers. The agreements are generally one to three years in length and provide for minimum salary levels. These agreements include severance payments of approximately one to two times each officer's annual compensation.

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements


Restricted Collateral Deposit

    In connection with the CRA Systems, Inc. ("CRA") judgment discussed below, the Company posted a bond in the amount of $2,362,494 to suspend any enforcement of the judgment, pending appeal. Carl Berg obtained the bond on the Company's behalf in exchange for a secured convertible note in the same amount as described in "Convertible Notes Payable to Stockholder" above. The bond was irrevocable and was collateralized by a certificate of deposit in the amount of $2,363,000. In February, 2002, the Company utilized the bond to pay CRA Systems Inc., $2,216,000 in accordance with the judgment, consisting of the accrued legal judgment of $2,073,000 and accrued interest related thereto of $143,000. See "CRA Systems Inc." for further discussion.


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

Restructuring Expenses

    In December 2000, the Company's Board of Directors determined that to significantly reduce the Company's cost structure it would close its Wilmington, MA facility, reduce personnel and relocate to a significantly smaller facility during the first quarter of 2001. As such, restructuring charges of $522,000 were recorded in the fourth quarter of 2000. In addition, restructuring charges of $33,000 were incurred in the first quarter of 2001. Restructuring expenses were related to the reduction of 16 employees in the areas of operations, customer support and finance of approximately $153,000 and equipment and lease abandonment charges of approximately $402,000. At December 31, 2002 and 2001 no restructuring reserves remained.

    On September 30, 2002, the Company closed its Chelmsford, MA office, resulting in a $96,000 restructuring charge, and furloughed 7% of its personnel. In December 2002, the Company terminated those furloughed employees and recorded a severance accrual of $26,000. At December 31, 2002, $96,000 of the restructuring reserve and $26,000 of the severance accrual remained.

Litigation

Class Action Suits

    Focus and one of its former directors were named as defendants in a securities class action filed in United States District Court for the District of Massachusetts. The complaint included a class of stockholders who purchased Focus shares during the period from July 17, 1997 to February 19, 1999. The complaint was initially filed in November of 1999 and was been amended several times. The complaint alleged violations of the federal securities laws and sought unspecified monetary damages.

    In December 2001 the parties reached an agreement in principle to settle this case and in May 2002 the case was settled and a final judgement was entered by the United States District Court. The settlement was funded entirely by proceeds from defendants' insurance carrier and the case is now closed.

CRA Systems, Inc.

     In 1996 Focus entered into an agreement with CRA Systems, Inc., a Texas corporation, the terms and nature of which were subsequently disputed by the parties. Focus contended that the transaction was simply a sale of inventory for which it was never paid. CRA contended otherwise. CRA brought suit against Focus on September 21, 1998, for

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements


breach of contract and other claims, contending that Focus grossly exaggerated the demand for the product and the margin of profit that was available to CRA regarding this project. CRA sought to recover out-of-pocket losses exceeding $100,000 and lost profits of $400,000 to $1,000,000. The case was removed to the US District Court for the Western District of Texas, Waco, Texas. A jury trial in May 2000 in that court resulted in a verdict in favor of CRA for $848,000 actual damages and $1,000,000 punitive damages. On October 10, 2000, the court rendered a judgment in favor of CRA for actual damages, punitive damages, attorney's fees, costs, and interest. In connection with this judgment, Focus recorded an expense of $2,147,722 in the period ended September 30, 2000. The court overruled the motion for new trial that Focus filed, and Focus appealed the judgment to the U.S. Court of Appeals for the Fifth Circuit in New Orleans, Louisiana. On October 27, 2000, Focus submitted a bond in the approximate amount of $2.3 million (being the approximate amount of the judgment plus 10% to cover interest and costs of CRA) and the U.S. District Court granted a stay of any enforcement of the judgment pending appeal. The Court of Appeals held oral argument on December 3, 2001. On January 3, 2002, the Court of Appeals affirmed the judgment awarded to CRA virtually in its entirety. Focus had already recorded a charge to operations to establish a legal reserve for such amount during the third quarter of 2000. Therefore, in February 2002, Focus utilized the bond to pay CRA $2,215,600 in accordance with the judgement. Excess bond proceeds of $145,000 were used to pay down a Convertible Note Payable to Mr. Berg. See "See Note 8. Notes Payable - Convertible Notes Payable to Stockholder" for further discussion. This case is now closed.

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

    The Company is obligated, under certain circumstances, including at the election of Mr. Berg and Focus, to convert the outstanding balances of convertible notes payable to Mr. Berg, and any unpaid interest, into shares of Focus preferred stock. As of December 31, 2002, approximately 1,388 shares of preferred stock were subject to issuance to Mr. Berg pursuant to the convertible notes payable agreements. See "See Note 8. Notes Payable - Convertible Notes Payable to Stockholder."

Common Stock

    On December 20, 2002, the stockholders of the Company approved an increase to the authorized common shares from 50,000,000 to 60,000,000. This increase was recommended and approved by the Company's Board of Directors to ensure that sufficient shares are available for issuance under the Company's 2002 Non Qualified Stock Option Plan (1,000,000 shares) and for issuances associated with private placements and services provided by non-employees.

    For the year ended December 31, 2002, the Company issued at various times, an additional 886,847 shares of common stock resulting from other exercises of options and warrants, receiving cash of approximately $634,000.

    On January 11, 2002, the Company completed the sale of 2,434,490 shares of its common stock in a private placement to four independent third parties, receiving proceeds of approximately $2,436,000, net of offering costs of $314,000. Additionally, the Company incurred $182,000 of costs during 2001 in connection with this offering (including costs associated with the subsequent registration of the shares), resulting in total offering costs of $496,000. The shares were sold at a 20% discount to the 20-day average closing bid prices of the Company's common stock as of December 27, 2001, the date an agreement in principle was reached by the parties. In connection with the private placement, the Company issued warrants to the four investors to purchase a total of 367,140 shares of common stock at

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements


an exercise price of $1.36 per share. Additionally, in connection with the efforts of vFinance Investments Inc. to find investors in the private placement, the Company issued warrants to vFinance Investments Inc. to purchase a total of 123,690 shares of common stock at an exercise price of $1.36 per share. See also, "Note 17. Related Party Transactions."

    On March 1, 2002, the Company issued warrants to purchase 270,000 shares of common stock as compensation to three unrelated parties for consulting services in the areas of investment advisory, investor relations and public relation services. The warrants are exercisable for a period of two to three years at exercise prices ranging from $1.35 to $1.50 per share. The Company recorded charges of approximately $238,000 for the quarter ended March 31, 2002 based on the fair value of the warrants. Such amounts were recorded as general and administrative expenses and the fair value of the warrants were calculated using the Black-Scholes option pricing model with the following assumptions: contractual term of 2 to 3 years, volatility of 136% to 143%, risk free interest rate of 2.9% to 3.6%, and no dividends during the term of the warrant.

    On November 25, 2002, the Company completed the sale of 800,000 shares of its common stock in a private placement to two independent third parties, receiving proceeds of approximately $685,000, net of offering costs of $83,000. The shares were sold at an approximate 20% discount to the 20-day average closing bid prices of the Company's common stock as of November 24, 2002, the date an agreement in principle was reached by the parties. Additionally, in connection with the efforts of vFinance Investments Inc. to find investors in the private placement, the Company issued warrants to vFinance Investments Inc. to purchase a total of 40,000 shares of common stock at an exercise price of $1.20 per share. See also, "Note 17. Related Party Transactions."

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

    On July 28, 2000, the Company entered into an equity line of credit agreement with Euston Investments Holdings Limited ("Euston"), for the future issuance and purchase of up to 4,000,000 shares of the Company's common stock at a 10% discount. In lieu of providing Euston with a minimum aggregate drawdown commitment, the Company issued to Euston a stock purchase warrant to purchase 250,000 shares of common stock with an exercise price of $1.625. The warrant expires June 12, 2005. The Company had sought to register such shares under a Registration Statement on Form SB-2. However, before the registration statement was declared effective, on January 11, 2002, Focus and Euston mutually agreed to terminate the agreement. As consideration for terminating the agreement, the exercise price of Euston's warrants to purchase 250,000 shares of Focus common stock was reduced from $1.625 to $0.75 per share. As a result of the repricing the Company incurred a $334,000 charge to other expense in the first quarter of 2002. The charge was computed using the Black-Scholes model with assumptions of a risk-free rate of interest of 2.9%, expected volatility of 130%, a dividend yield of 0.0% and an expected remaining life of 1.4 years.

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

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements


    The aggregate fair value of all warrants issued in connection with compensation for financial advisory and other services in 2002 and 2001 was calculated at approximately $238,000 and $19,000, respectively. The Company has calculated the fair value of the warrants using the Black-Scholes model and the following assumptions:

                                                         2002            2001
                                                         ----            ----
    Risk-free rate of interest                        2.9 -3.6%          3.8%
    Average computed life of warrants                 2-3 years       3 years
    Dividend yield                                         0.0%          0.0%
    Volatility of common stock                        136%-143%          100%


    As  of  December  31,  2002,   the  Company  was  obligated   under  certain
circumstances, to issue the following additional shares of common stock pursuant to derivative securities, instruments or agreements:

  Warrants to purchase common stock                         1,174,569
  Options to purchase common stock                          6,431,199
  Notes payable convertible into common stock               1,917,471
  Preferred Stock convertible into common stock             1,904,000
                                                           ----------
       Total shares of common stock obligated, under
        certain circumstances, to issue                    11,427,239
                                                           ==========

Common Stock Purchase Warrants

    Common stock warrant activity is summarized as follows:

                                                                2002                          2001
                                                    ----------------------------  ----------------------------
                                                                    Grant Price                   Grant Price
                                                     Shares            Range       Shares            Range
                                                    ---------    ---------------  ---------    ---------------
Warrants outstanding at beginning of year             843,079      $0.75 - $4.12    910,429      $1.06 - $4.21
Warrants granted                                      677,140      $1.20 - $1.50     25,000          $1.54
Videonics additions                                        --           --           82,650          $0.75
Warrants exercised                                   (283,250)         $0.75             --           --
Warrants canceled                                     (62,400)     $0.75 - $3.00   (175,000)     $1.25 - $2.07
                                                    ---------                     ---------
Warrants outstanding and exercisable at end
 of year                                            1,174,569      $1.20 - $4.12    843,079      $0.75 - $4.12
                                                    =========    ===============  =========    ===============
Weighted average fair value of warrants
 granted during the year                                               $1.30                        $0.75

1992 Stock Option Plan

    The Company's 1992 Stock Option Plan (the "Plan") provides for the granting of incentive and non-qualified options to purchase up to approximately 1,800,000 shares of common stock. Incentive stock options may be granted to employees of the Company. Non-qualified options may be granted to employees, directors or consultants of the Company. Incentive stock options may not be granted at a price less than 100% (110% in certain cases) of the fair-market value of common stock at date of grant. Non-qualified options may not be granted at a price less than 85% of fair-market value of common stock at date of grant. As of December 31, 2002, all options granted under the Plan were issued at market value at the date of grant. Additionally, no further options are available for grant under the Plan. Options generally vest annually over a three-year period and are exercisable over a five-year period from date of grant. The term of each option under the Plan is for a period not exceeding ten years from date of grant. As of December 31, 2002, options under the Plan to purchase 958,701 shares of the Company's common stock were outstanding with exercise prices of $1.00 to $1.34 per share.

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements


1997 Director Stock Option Plan

    In 1997, the Board of Directors adopted the 1997 Director Stock Option Plan (the "1997 Director Plan"), which authorized the grant of options to purchase up to an aggregate of 1,000,000 shares of common stock. The exercise price per share of options granted under the 1997 Director Plan was 100% of the market value of the common stock of the Company on the date of grant. Options granted under the 1997 Director Plan are exercisable over a five-year period with vesting determined at varying amounts over a three year period. As of December 31, 2002, options under the 1997 Director Plan to purchase 351,241 shares of the Company's common stock were outstanding with an exercise price between $ 1.15 and $1.28 per share.

1997 Key Officer Non Qualified Stock Options

    In 1997, the Board of Directors authorized the grant of non-qualified stock options to certain key officers of the Company (the "1997 Key Officer Agreements"). The 1997 Key Officer Agreements related to the grant of options to purchase up to an aggregate of 920,000 shares of common stock. The exercise price per share of options granted under the 1997 Key Officer Agreements was 100% of the market value of the common stock of the Company on the date of grant. Options granted under the 1997 Key Officer Agreements are exercisable in installments over a three-year period. As of December 31, 2002, options under the 1997 Key Officer Agreements to purchase 250,000 shares of the Company's common stock were outstanding at an exercise price of $1.22 per share.

1998 Stock Option Plan

    In 1998 the Company adopted the 1998 Non-qualified Stock Option Plan (the "1998 NQSO Plan") which authorized the grant of options to purchase up to an aggregate of 1,250,000 shares of common stock. The exercise price per share of options granted under the 1998 NQSO Plan was 100% of the market value of the common stock of the Company on the date of grant. Options granted under the 1998 NQSO Plan are exercisable over a five-year period with vesting determined at varying amounts over a three year period. As of December 31, 2002, options under the 1998 NQSO Plan to purchase 869,749 shares of the Company's common stock were outstanding with an exercise price between $1.06 and $1.28 per share.


2000 Non-Qualified Option Plan

    On April  27,  2000,  the  Board of  Directors  of  Focus  adopted  the 2000
Non-Qualified Stock Option Plan (the "2000 Plan"). On August 15, 2000 the maximum number of options available under the 2000 Plan was increased from 3,000,000 to 5,000,000. On December 28, 2000 the Company's stockholders approved the 2000 Plan. Options under the 2000 Plan may be granted to employees, directors or consultants of the Company. The exercise price per share of options granted under the 2000 Plan is 100% of the market value of the common stock of the Company on the date of grant. The 2000 Plan requires that options granted will expire five years from the date of grant. Each option granted under the 2000 Plan first becomes exercisable upon time periods set by the Compensation Committee of the Focus Board of Directors. With respect to non-executive officer employees, eight and one third percent (8 1/3%) of the shares vest every three months from grant date. Options issued to the Focus Board of Directors and the executive officers under the 2000 Plan, shall vest in equal amounts, occurring monthly over a 3 year period or upon the occurrence of certain events.

    On January 16, 2001 in connection with the acquisition of Videonics, options outstanding under the Videonics 1987 Stock Option Plan and the 1996 Amended Stock Option Plan were exchanged for Focus 2000 Plan options to purchase common stock. Focus issued 0.87 shares of Focus options for each issued and outstanding share of Videonics options on the closing date. Based on the exchange ratio, a total of 1,117,597 shares were issued. Such options retained their original vesting periods of three to four years and are canceled 90 days after termination of employment. As of December 31, 2002, options under the 2000 Plan, including those converted in connection with the Videonics merger, to purchase 4,001,508 shares of the Company's common stock were outstanding with an exercise price between $0.43 and $1.38.

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements


2002 Non-Qualified Option Plan

    On October 30, 2002, the Board of Directors of Focus adopted the 2002 Non-Qualified Stock Option Plan (the "2002 Plan") which authorized the grant of options to purchase up to an aggregate of 1,000,000 shares of common stock, subject to approval by Focus shareholders. On December 20, 2002 the Company's stockholder's approved the 2002 Plan. Options under the 2002 Plan may be granted to employees, directors or consultants of the Company. The exercise price per share of options granted under the 2002 Plan is 100% of the market value of the common stock of the Company on the date of grant. The 2002 Plan requires that options granted will expire ten years from the date of grant. Each option granted under the 2002 Plan first becomes exercisable upon time periods set by the Compensation Committee of the Focus Board of Directors. With respect to non-executive officer employees, eight and one third percent (8 1/3%) of the shares vest every three months from grant date. Options issued to the Focus Board of Directors and the executive officers under the 2002 Plan, shall vest in equal amounts, occurring monthly over a 3 year period or upon the occurrence of certain events. As of December 31, 2002, no options had been issued under the 2002 Plan.

Summary of Outstanding Stock Options

    A summary of the status of the Company's outstanding stock options as of December 31, 2002 and 2001, and the changes during the years then ended, is presented below:

                                                             2002                                 2001
                                              ----------------------------------   ---------------------------------
                                                               Weighted Average                     Weighted Average
                                                   Shares       Exercise Price         Shares        Exercise Price
                                              --------------- ------------------   --------------- -----------------
Options outstanding at beginning of year          6,144,456         $0.94            5,110,977          $0.88
Options granted                                   1,242,774         $1.20            1,084,415          $0.97
Videonics additions                                      --         $  --            1,117,597          $0.93
Options exercised                                  (603,597)        $0.74             (351,850)         $1.07
Options canceled                                   (352,434)        $1.11             (816,683)         $0.93
                                                -----------                         ----------
Options outstanding at end of year                6,431,199         $1.00            6,144,456          $0.94
                                                ===========                         ==========
Options exercisable at end of year                4,517,579         $1.00            3,696,779          $1.05
                                                ===========                         ==========
Weighted average fair value of options
 granted during the year                                            $0.91                               $0.74

    At December 31, 2002, options available for grant under all plans totaled 1,298,558.


    Information pertaining to options outstanding at December 31, 2002 is as follows:

                                                    Options Outstanding              Options Exercisable
                                         ----------------------------------------   -----------------------
                                                         Weighted      Weighted                   Weighted
                                                          Average       Average                    Average
Range of                                                 Remaining     Exercise                   Exercise
Exercise Prices                          Outstanding       Life          Price      Exercisable     Price
---------------                          -----------   ------------  ------------   -----------  ----------
$0.43 - $0.57                              1,916,222     4.2 yrs         $0.56      1,515,530       $0.56
$0.72 - $1.22                              3,317,291     3.0 yrs         $1.10      2,164,297       $1.12
$1.28 - $2.87                              1,182,023     3.4 yrs         $1.39        822,089       $1.43
$3.00 - $10.21                                15,663     4.3 yrs         $6.40         15,663       $6.41
                                         -----------                                ---------
Outstanding at December 31, 2002           6,431,199     3.5 yrs         $1.00      4,517,579       $1.00
                                         ===========                                =========

The fair value of each grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002 and 2001, respectively; dividend yield of 0.0%; expected volatility of 130% and 100%, risk-free interest rates of 3.1%-4.4% and 3.9%-4.9% and expected lives of 5.0 years.

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements


13.  Net Loss Per Share

    In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net loss per share is provided as follows (in thousands, except per share amounts):

                                                       2002             2001
                                                       ----             ----

        Numerator - basic and diluted
        Net loss                                     $ (5,957)      $    (6,658)
                                                     ---------      -----------
        Net loss available to common stockholders      (5,957)           (6,658)
                                                     ---------      -----------

        Denominator - basic and diluted
        Weighted average common shares                 35,697            31,702
                                                     --------       -----------
        Basic and diluted net loss per share
        outstanding                                  $  (0.17)      $    (0.21)
                                                     ---------      -----------


    The following table summarizes common stock equivalents that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive for the years ended December 31, 2002 and 2001:

                                                           2002          2001
                                                           ----          ----

        Conversion of notes payable to shareholder      1,917,471      1,936,000
        Options to purchase common stock                6,431,199      6,101,733
        Warrants to purchase common stock               1,174,569        692,650
                                                        ---------     ----------
        Total common stock equivalents                  9,523,239      8,730,383
                                                        =========      =========

14.  Income Taxes


    The Company and its subsidiaries file a consolidated federal income tax return. The Company recorded a benefit for income taxes of $10,000 for the year ended December 31, 2002 and none for the year ended December 31, 2001.

    The differences between the provisions for income taxes from the benefits computed by applying the statutory Federal income tax rate are as follows (in thousands):

                                                     Years Ended December 31,
                                                  -----------------------------
                                                     2002               2001
                                                  -----------        ----------
Benefit computed at statutory rate (34%)             $(2,027)           $(2,264)
State income tax, net of federal tax                     173               (388)
Increase in valuation allowance on deferred
  tax assets                                           2,117              1,104
Non-deductible goodwill                                   --                574
In process research and development                       --                201
Deferred compensation                                     42                 45
Nondeductible registration expenses                       --                174
Capital loss                                             (92)                --
Other                                                   (223)               554
                                                  -----------        ----------
                                                  $      (10)        $       --
                                                  ===========        ==========

The net deferred tax asset consists of the following (in thousands):

                                                            December 31,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------
Net deferred tax asset                                  $23,939         $21,822
Valuation allowance on deferred tax asset               (23,939)        (21,822)
                                                   ------------    ------------
Net deferred tax asset                             $         --    $         --
                                                   ============    ============

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements


    The tax effects of each type of income and expense item that give rise to deferred taxes are as follows (in thousands):

                                                               December 31,
                                                          ---------------------
                                                              2002      2001
                                                          ---------  ----------
Net operating loss carryforward                           $  21,410  $   19,799
Income tax credit carryforward                                  273         273
Tax basis in excess of book basis of fixed assets               216         298
Book inventory cost less than tax basis                         783         471
Reserve for bad debts                                            62          91
Tax basis in subsidiaries in excess of book value               915         991
Deferred research and development cost                          126         688
Other accruals                                                  590         284
Capitalized software development costs                          (16)       (162)
Intangible assets                                              (420)       (911)
                                                          ---------  ----------
                                                             23,939      21,822
Valuation allowance on deferred tax asset                   (23,939)    (21,822)
                                                          ---------  ----------
Net deferred tax asset                                    $      --  $       --
                                                          =========  ==========

    A summary of the change in the valuation allowance on deferred tax assets is as follows (in thousands):

                                                        Years Ended December 31,
                                                        ------------------------
                                                             2002          2001
                                                         ------------  ---------
Balance at beginning of year                             $  21,822     $  17,369
Purchase adjustment associated with  Videonics
merger                                                          --         3,349
Addition to the allowance for deferred tax assets
                                                             2,117         1,104
                                                         ---------     ---------
Balance at end of year                                   $  23,939     $  21,822
                                                         =========     =========

    At December 31, 2002, the Company has the following carryforwards available for income tax purposes (in thousands):

Federal net operating loss carryforwards expiring in various
amounts through 2022                                              $      56,066
                                                                  =============

State net operating loss carryforwards expiring in various
amounts through 2007                                              $      40,235
                                                                  =============

Credit for research activities                                    $         200
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

15.  Segment Information

    SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. The Company is organized and operates in one reportable segment which consists of the development, manufacturing, marketing and sale of computer enhancement devices for personal computers and televisions. The Company's chief operating decision-maker is its chief executive officer.

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements


    During the years ended December 31, 2002 and 2001, the Company only had operations in the United States. Sales to a major distributor for the years ended December 31, 2002 and 2001 represented approximately $1,947,000 or 11% and $2,758,000 or 12% of the Company's total net revenues, respectively.

    The following table summarizes revenue by geographic area for the years ended December 31, 2002 and 2001 (in thousands):


                                                    2002                  2001
                                                    ----                  ----
    United States                                  $12,828               $18,170
    Americas (excluding the United States)             288                   837
    Europe                                           1,513                 1,323
    Asia                                             2,683                 2,978
                                                   -------               -------
         Total                                     $17,312               $23,308
                                                   =======               =======

     The following table summarizes revenue by customer channel for the years ended December 31, 2002 and 2001 (in thousands):


                                                    2002                  2001
                                                    ----                  ----
    System product revenue                         $14,401               $19,519
    Semiconductor product revenue including
     contract revenue                                2,911                 3,789
                                                   -------               -------
                      Total                        $17,312               $23,308
                                                   =======               =======

16.  Employee Benefit Plan

    Effective July 1, 1998, the Company implemented a Section 401(k) Profit Sharing Plan (the "401(k) Plan") for all eligible employees. The Company may make discretionary contributions to the 401(k) Plan. Employees are permitted to make elective deferrals of up to 15% of employee compensation and employee contributions to the 401(k) Plan are fully vested at all times. Depending on the Plan, Company contributions either become vested over a period of five years or are vested immediately. For the years ended December 31, 2002 and 2001, the Company made contributions of approximately $19,000 and $20,000, respectively.

17.  Related Party Transactions

    Timothy Mahoney, who is a Focus director, is a principal of vFinance.com, Inc., the parent of vFinance Capital L.C. and a partner of Union Atlantic L.C. For the year ended December 31, 2001, the Company issued to vFinance Capital L.C. 243,833 shares of our common stock in lieu of investment banking fees in connection with the acquisition of Videonics in January 2001, and 79,444 shares of our common stock were issued to vFinance.com, Inc. for payment under and settlement for the termination of a Management and Financial Consulting Agreement between Focus and Union Atlantic L.C. and vFinance Capital L.C. In addition, vFinance and its affiliates were issued 47,055 shares of common stock pursuant to a price protection provision. Had vFinance.com, Inc. or any of its affiliates publicly sold its shares of common stock in the market at a price below $1.03, Focus would have been required to issue to vFinance.com, Inc. additional unregistered shares to make up any shortfalls between the market price at the time the shares were sold and $1.03. The fair value of the 47,055 shares at the date of issuance, totaled approximately $49,000, and was recognized in the accompanying balance sheet as of December 31, 2002 and 2001 as Deferred Price Protection on Common Stock. At December 31, 2002, the price
protection   provision  had  expired  and  the  Company  was  under  no  further obligations to vFinance. vFinance.com, Inc has agreed to return the 47,055 shares of common stock in the first quarter of 2003.

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements


    In addition, pursuant to an agreement dated December 27, 2001, vFinance received a warrant to purchase 25,000 shares of the Company's common stock at a per share exercise price of $1.54 per share. For such compensation, vFinance will provide the Company with non-exclusive financial advisory services for a period of 12 months.

    During the quarter ended March 31, 2002, in connection with its efforts to find investors in the private placement completed on January 11, 2002, vFinance Investments Inc. received from the Company $275,000 in cash and a warrant to purchase 123,690 shares of common stock of Focus at $1.36 per share.

    During the quarter ended December 31, 2002, in connection with its efforts to find investors in the private placement completed on November 25, 2002, vFinance Investments Inc. received from the Company $70,000 in cash and a warrants to purchase 40,000 shares of common stock of Focus at $1.20 per share.

    In December 2002, Carl Berg a Company director and shareholder, provided Samsung Semiconductor Inc., the Company's contracted ASIC manufacturer, with a personal guarantee to secure the Company's working capital requirements for ASIC purchase order fulfillment. Mr. Berg agreed to provide the personal guarantee on the Company's behalf without additional cost or collateral, as Mr. Berg maintains a secured priority interest in substantially all the Company's assets. At December 31, 2002, the Company owed Samsung $221,000, under net 30 terms. By January 31, 2003 all invoices outstanding at December 31, 2002 were paid in full.

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements


                                   Signatures

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FOCUS ENHANCEMENTS, INC.

                                            By: /s/ Brett Moyer
                                                ----------------
                                                Brett Moyer, President & CEO

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                              Title                     Date
        ---------                              -----                     ----

/s/ N. William Jasper, Jr.          Chairman of the Board         March 28, 2003
------------------------------
N. William Jasper, Jr.

/s/ Brett A. Moyer                  President, Chief Executive    March 28, 2003
------------------------------      Officer and Director
Brett A. Moyer

/s/ Gary L. Williams                Principal Accounting Officer  March 28, 2003
------------------------------      Vice President of Finance
Gary L. Williams                    and CFO

/s/ Carl E. Berg                    Director                      March 28, 2003
------------------------------
Carl E. Berg

/s/ William B. Coldrick             Director                      March 28, 2003
------------------------------
William B. Coldrick

/s/ Michael L. D'Addio              Director                      March 28, 2003
------------------------------
Michael D'Addio

/s/ Timothy E. Mahoney              Director                      March 28, 2003
------------------------------
Timothy E. Mahoney

                                 CERTIFICATIONS

                Certification of the Principal Executive Officer
                 (Section 302 of the Sarbanes-Oxley Act of 2002)


I, Brett Moyer, Chief Executive Officer and President, certify that:

1. I have reviewed this annual report on Form 10-KSB of Focus Enhancements, Inc.;

2. Based on my knowledge, this annual report does not contain and untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                                By:      /s/ Brett A. Moyer
                                                         ------------------
                                                         Brett A. Moyer
                                                         Chief Executive Officer
                                                         and President

                Certification of the Principal Financial Officer
                 (Section 302 of the Sarbanes-Oxley Act of 2002)


I, Gary L. Williams, Secretary and Chief Financial Officer, certify that:

1.       I  have   reviewed   this  annual   report  on  Form  10-KSB  of  Focus
         Enhancements, Inc.;

2. Based on my knowledge, this annual report does not contain and untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b.   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and any material weakness in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

                                          By:      /s/ Gary L. Williams
                                                   --------------------
                                                   Gary L. Williams
                                                   Secretary and Chief Financial
                                                   Officer