Form 10QSB
period 2003-03-31
FOCUS ENHANCEMENTS INC
filed 2003-05-09
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

               For the quarterly period ended March 31, 2003, or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES  EXCHANGE
    ACT OF 1934

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

                               Title of Each Class
                      ------------------------------------
                          Common Stock, $.01 par value

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


     As of May 7, 2003, there were 37,127,314 shares of the Registrant's Common Stock Outstanding.

                            Focus Enhancements, Inc.
                      Condensed Consolidated Balance Sheets
                      (in thousands, except per share data)
                                   (unaudited)


                                                                                  March 31,     December 31,
                                                                                     2003           2002
                                                                               ---------------  ----------
                                   ASSETS
Current assets:
  Cash and cash equivalents                                                      $     1,253      $     1,310
  Accounts receivable, net of allowances of $394 and $403 at
    March 31, 2003 and December 31, 2002, respectively                                 1,358            1,628
  Inventories                                                                          2,294            2,350
  Prepaid expenses and other current assets                                              133              185
                                                                                 -----------      -----------
    Total current assets                                                               5,038            5,473

Property and equipment, net                                                              153              191
Capitalized software development costs                                                    --               40
Other assets, net                                                                         82               86
Intangible assets, net                                                                   925            1,053
Goodwill, net                                                                          5,191            5,191
                                                                                 -----------      -----------
    Total assets                                                                 $    11,389      $    12,034
                                                                                 ===========      ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Obligations under capital leases, current portion                              $        29      $        44
  Accounts payable                                                                     2,232            1,860
  Accrued liabilities                                                                  1,952            2,018
                                                                                 -----------      -----------
    Total current liabilities                                                          4,213            3,922

Convertible notes payable to shareholder                                               3,867            3,867
Obligations under capital leases, non-current                                             --                1
                                                                                 -----------      -----------

    Total liabilities                                                                  8,080            7,790
                                                                                 -----------      -----------


Commitments and contingencies (Note 5)

Stockholders' equity

  Preferred stock, $.01 par value;  authorized  3,000,000  shares;  1,904 shares issued at March 31, 2003 and December 31, 2002 (aggregate liquidation
    preference $2,267)                                                                    --               --

  Common stock,  $.01 par value;  60,000,000 shares  authorized,  37,624,369 and
    37,560,537 shares issued at March 31, 2003 and December 31,
    2002, respectively                                                                   376              376
  Additional paid-in capital                                                          65,974           65,940
  Accumulated deficit                                                                (62,292)         (61,323)
  Deferred price protection                                                               --              (49)
  Treasury stock at cost, 497,055 and 450,000 shares at March 31, 2003 and
    December 31, 2002, respectively                                                     (749)            (700)
                                                                                 -----------      -----------
  Total stockholders' equity                                                           3,309            4,244
                                                                                 -----------      -----------
    Total liabilities and stockholders' equity                                   $    11,389      $    12,034
                                                                                 ===========      ===========

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                            Focus Enhancements, Inc.
                 Condensed Consolidated Statements Of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                  Three Months ended March 31,
                                                  ----------------------------
                                                      2003             2002
                                                  --------------  ------------
Net product revenues                                 $ 4,090         $  4,058
Contract revenues                                         --              700
                                                      ------         --------
  Total net revenues                                   4,090            4,758

Cost of revenues:
  Products                                             2,403            2,573
  Contract                                                --              460
                                                      ------         --------
  Total costs of revenues                              2,403            3,033
                                                      ------         --------

  Gross profit                                         1,687            1,725
                                                       -----            -----

Operating expenses:
  Sales, marketing and support                           998            1,386
  General and administrative                             376              673
  Research and development                             1,057              922
  Amortization expense                                   172              291
                                                      ------         --------

    Total operating expenses                           2,603            3,272
                                                      ------         --------

    Loss from operations                                (916)          (1,547)

  Interest expense, net                                  (51)             (83)
  Other expense, net                                      --              (24)
                                                      ------         ---------

    Loss before income taxes                            (967)          (1,654)

  Income tax expense                                       2               --
                                                      ------         --------

    Net loss                                           $(969)         $(1,654)
                                                       =====          =======

Loss per common share:
  Basic and diluted                                   $(0.03)         $  (0.05)
                                                      =======         ========

Weighted average common shares outstanding:
  Basic and diluted                                   37,108           35,009
                                                      ======          =======

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            Focus Enhancements, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                          Three Months Ended March 31,
                                                                                             2003              2002
                                                                                         --------------- -------------
Cash flows from operating activities:
Net loss                                                                                    $  (969)          $(1,654)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                                 223               370
  Deferred compensation expense                                                                  --                30
  Gain on debt settlement                                                                        --               263
  Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable                                                   270              (113)
   Decrease in inventories                                                                       56               189
   Decrease in prepaid expenses and other assets                                                 53                46
   Increase (decrease) in accounts payable                                                      372            (1,284)
   Decrease in accrued liabilities                                                              (66)             (284)
   Payment of legal judgement                                                                    --            (2,073)
                                                                                            -------           -------

  Net cash used in operating activities                                                         (61)           (4,510)
                                                                                            -------           -------

Cash flows from investing activities:
  Decrease in restricted collateral deposit                                                      --             2,363
  Additions to property and equipment                                                           (14)              (47)
                                                                                            -------           -------

Net cash provided by (used in)  investing activities                                            (14)            2,316
                                                                                            -------           -------

Cash flows from financing activities:
  Repayment of convertible notes payable to shareholder                                          --              (145)
  Payments under capital lease obligations                                                      (16)              (10)
  Net proceeds from private offerings of common stock                                            --             2,425
  Net proceeds from exercise of common stock options and warrants                                34                --
                                                                                            -------           -------

Net cash provided by financing activities                                                        18             2,270
                                                                                            -------           -------

Net increase (decrease) in cash and cash equivalents                                            (57)               76
Cash and cash equivalents at beginning of year                                                1,310               449
                                                                                            -------           -------

Cash and cash equivalents at end of period                                                  $ 1,253           $   525
                                                                                            =======           =======

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            Focus Enhancements, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements

1.  Basis of Presentation - Interim Financial Information

    The condensed consolidated financial statements of Focus Enhancements, Inc. ("the Company") as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

    In  the  opinion  of  management,   the  condensed   consolidated  financial
statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position, operating results and cashflows for interim periods presented. The results of operations and cashflows for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for any future period. All intercompany accounts and transactions have been eliminated upon consolidation.

    Stock Compensation Plans.

    Statement of Financial  Accounting  Standards (SFAS) No. 123, Accounting for
Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the fair value of the award which is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plans have no intrinsic value at the grant date. Accordingly, under APB Opinion No. 25, no compensation cost is recognized. The Company has elected to continue with the accounting prescribed in APB Opinion No. 25 and, as a result, must make pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied. Had compensation cost for the Company's stock-based compensation plans and non-plan stock options outstanding been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below (in thousands except per share data):

                                                    Three months ended March 31,
                                                    ----------------------------
                                                          2003        2002
                                                      ----------   ----------

             Net loss reported under APB 25           $     (969)  $   (1,654)

Add: Stock-based employee compensation
 expense included in reported net loss                        --           30

Deduct: Total stock-based employee
 compensation expense determined under
 fair value based method for all awards                     (212)        (189)
                                                      ----------   ----------

Pro forma net loss                                    $   (1,181)  $   (1,813)
                                                      ==========   ==========

Basic and diluted loss per share, as reported         $    (0.03)  $    (0.05)
Basic and diluted loss per share, pro forma           $    (0.03)  $    (0.05)



    Common stock equivalents have been excluded from all calculations of loss per share and pro forma loss per share for the periods presented because the effect of including them would be anti-dilutive.

                            Focus Enhancements, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements


2.  Management's Plans

    The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the quarter ended March 31, 2003 and the year ended December 31, 2002, the Company incurred a net loss of $969,000 and $5,957,000, and net cash used in operating activities totaled $61,000 and $5,004,000, respectively. These factors indicate that the Company may potentially be unable to continue as a going concern. Additionally, our auditors have included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2002 with respect to uncertainties about our ability to continue as a going concern.

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

    The Company has historically met cash needs from the proceeds of debt, the sale of common stock in private placements, and the exercise of stock options and warrants. Management continues to assess its product lines in light of technology trends and economic conditions, to identify how to enhance existing product lines or create new distribution channels. In addition, the Company is developing and expects to release at least three more new products during 2003.

    During 2002, management took steps to continue to reduce costs, including the reduction of its personnel by 9% in April 2002 and the closure of its Chelmsford, MA office on September 30, 2002, (resulting in a $96,000 restructuring charge). Additionally, in September 2002, the Company furloughed 7% of its personnel and subsequently terminated such personnel in December 2002. At March 31, 2003, $96,000 of the restructuring reserve remained.

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

3. Recent Accounting Pronouncements

     In December 2002, the FASB, issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No.123, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective December 31, 2002, the Company adopted the amended annual and interim disclosure requirements of SFAS No. 123.

    In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including
Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. Management has not yet determined the impact of the adoption of FIN 45 on the Company's results of operations or financial position.

                            Focus Enhancements, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements


    In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF will be effective for fiscal years beginning after June 15, 2003. Management has not yet determined the impact of the adoption of EITF No. 00-21 on the Company's results of operations or financial position.


4. Inventories

    Inventories are stated at lower of cost (first-in, first-out) or market (in thousands):

                                               March 31,         December 31,
                                                 2003                2002
                                                ------              ------
         Raw materials                          $1,432              $1,383
         Work in process                           240                 116
         Finished goods                            622                 851
                                                ------              ------
         Totals                                 $2,294              $2,350
                                                ======              ======
5.  Commitments

    Convertible Promissory Notes

    Convertible promissory notes payable at March 31, 2003 and December 31, 2002 consists of three promissory notes totaling $3,867,000, payable to Carl Berg, a Company director and shareholder. The promissory notes were amended on April 28, 2003, to provide for an extension of the maturity dates to November 25, 2004. The notes bear interest at prime plus 1%, payable quarterly, and are collateralized by substantially all of the assets of the Company. The Company is obligated, under certain circumstances, including at the election of Mr. Berg and Focus, to convert the outstanding balances of the notes, and any unpaid interest, into shares of Focus common stock or preferred stock, as specified in the respective note agreements.


    General

    From time to time, the Company is party to certain other claims and legal proceedings that arise in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the Company's financial position or results of operations.


6.  Stockholders' Equity

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

    The Company is obligated, under certain circumstances, including at the election of Mr. Berg and Focus, to convert certain of the outstanding balances of convertible notes payable to Mr. Berg, and any unpaid interest, into shares of Focus preferred stock. As of March 31, 2003, approximately 1,404 shares of preferred stock were subject to issuance to Mr. Berg pursuant to the convertible notes payable agreements. See "See Note 5.
Commitments - Convertible Promissory Notes."

                            Focus Enhancements, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements


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

    On January 11, 2002, the Company completed the sale of 2,434,490 shares of its common stock in a private placement to four independent third parties, receiving proceeds of approximately $2,436,000, net of offering costs of $314,000. Additionally, the Company incurred $182,000 of costs during 2001 in connection with this offering (including costs associated with the subsequent registration of the shares), resulting in total offering costs of $496,000. The shares were sold at a 20% discount to the 20-day average closing bid prices of the Company's common stock as of December 27, 2001, the date an agreement in principle was reached by the parties. In connection with the private placement, the Company issued warrants to the four investors to purchase a total of 367,140 shares of common stock at an exercise price of $1.36 per share. Additionally, in connection with the efforts of vFinance Investments Inc. to find investors in the private placement, the Company issued warrants to vFinance Investments Inc. to purchase a total of 123,690 shares of common stock at an exercise price of $1.36 per share. Tim Mahoney, a member of the Company's Board of Directors is the Chairman and COO of vFinance, Inc., the parent company of vFinance Investments Inc.

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

                            Focus Enhancements, Inc.
         Notes To Unaudited Condensed Consolidated Financial Statements


    As of March 31, 2003, the Company was obligated under certain circumstances, to issue the following additional shares of common stock pursuant to derivative securities, instruments or agreements:

Warrants to purchase common stock                                      1,174,569
Options to purchase common stock                                       6,480,172
Notes payable convertible into common stock                            1,940,177
Preferred Stock convertible into common stock                          1,904,000
                                                                      ----------
   Total shares of common stock obligated, under
      certain circumstances, to issue                                 11,498,918
                                                                      ==========


7.   Related Party Transactions

    During the quarter ended March 31, 2003, the Company engaged vFinance Consulting to assist the Company in preparing a Strategic Business Plan. Tim Mahoney, a member of the Company's Board of Directors is the Chairman and COO of vFinance, Inc., the parent company to vFinance Consulting. The Company paid vFinance Consulting $15,000 in fees during the first quarter of 2003.


8.   Significant Customers

    One customer, accounted for 10% of the Company's revenue for the quarter ended March 31, 2003 and 20% of the Company's accounts receivable balance at March 31, 2003.

    Three unrelated customers, each with sales in excess of 10% of our revenue accounted for 35% of total revenue for the quarter ended March 31, 2002.

     As of December 31, 2002, two distributors represented approximately 31% of the Company's accounts receivable balance (21% and 10% respectively), while a customer represented an additional 10% of the Company's accounts receivable balance.


9.   Bill and Hold Transaction

     Net product revenue relating to products sold and, at the customers request, stored by the Company totaled approximately $362,000 for the quarter ended March 31, 2003 (none for the quarter ended March 31, 2002). Such revenue pertained to the sale of product to the Company's distributor in Asia and was recognized during the first quarter of 2003 as the product specifications of the purchase contract had been met during the quarter, the product was accepted by the buyer, title had passed to the buyer, there was no right of return in the contract, the distributor requested that the product be stored and, the product was segregated from the Company's regular inventory and was ready for shipment. Full payment for the product was received in March 2003 and the distributor requested that the product be shipped in May 2003.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Introduction

    The following information should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Certain Factors That May Affect Future Results

    Discussions of certain matters in this Quarterly Report on Form 10-QSB may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words or phrases such as "believe", "plan", "expect", "intend", "anticipate", "estimate", "project", "forecast", "may increase", "may fluctuate", "may improve" and similar expressions or future or conditional verbs such as "will", "should", "would", and "could".

    In particular, statements contained in this document which are not historical facts (including, but not limited to, statements concerning anticipated revenues, anticipated operating expense levels, potential new products and orders, and such expense levels relative to our total revenues) constitute forward looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the availability of capital to fund our future cash needs, reliance on major customers, history of operating losses, market acceptance of our products, technological obsolescence, competition, component supply problems and protection of proprietary information, as well as the accuracy of our internal estimates of revenue and operating expense levels. For a discussion of these factors and some of the factors that might cause such a difference see also " - Risks Factors." These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We do not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.


Results of Operations

Net Revenues

    Net revenues for the three-months ended March 31, 2003 were $4,090,000 as compared with $4,758,000 for the three-month period ended March 31, 2002 a decrease of $668,000, or 14%.

    For the three-months ended March 31, 2003, net sales of system products (professional and consumer) to distributors, retailers and VAR's were approximately $3,578,000 as compared to $3,526,000 for the same period in 2002, an increase of $52,000 or 1%.

    For the three-months ended March 31, 2003, net sales of semiconductor products to distributors and OEM customers, which includes contract revenues, were approximately $512,000 as compared to $1,232,000 for the same period in 2002, a decrease of $720,000 or 58% The decrease in OEM sales is primarily attributable to a decrease in contract revenues as the Company reported contract revenues of $700,000 for the three-months ended March 31, 2002, while no contract revenues were reported for the three-months ended March 31, 2003.
Contract revenues related to the development of an Application Specific Integrated Circuit (ASIC) for a third party that began in June 2001 and finished in June 2002. Under this development contract the Company recorded total revenues of $2.1 million.

    As of March 31, 2003, the Company had a sales order backlog of approximately $1,226,000, an increase of $977,000 when compared to the fourth quarter of 2002. The growth in backlog is a result of increased semiconductor chip and FireStore orders.

Cost of Goods Sold

    Cost of goods sold were $2,403,000, or 59% of net sales, for the three-months ended March 31, 2003, as compared with $3,033,000, or 64% of net sales, for the three-months ended March 31, 2002, a decrease of $630,000 or 21%. The Company's gross profit margin for the three months ended March 31, 2003 and 2002 was 41% and 36%, respectively. The increase in gross profit margin is primarily attributable to reduced manufacturing expenses as the Company reduced its personnel expenditures, primarily headcount, and as a result of product mix and improved pricing on certain of its products.

Sales, Marketing and Support Expenses

    Sales, marketing and support expenses were $998,000, or 24% of net revenues, for the three-months ended March 31, 2003, as compared with $1,386,000, or 29% of net revenues, for the three-months ended March 31, 2002, a decrease of $389,000 or 28%. The decrease in sales, marketing and support expenses is primarily the result of reduced personnel expenses and reduced marketing expenses as we adjusted our advertising expenses to better match our revenue.

General and Administrative Expenses

    General and administrative expenses for the three-months ended March 31, 2003 were $376,000 or 9% of net revenues, as compared with $673,000 or 14% of net revenues for the three-months ended March 31, 2002, a decrease of $297,000 or 44%. The decrease is primarily the result of a charge of approximately $238,000 associated with the issuance of warrants in connection with consulting services incurred in the three-months ended March 31, 2002.

Research and Development Expenses

    Research and development expenses for the three-months ended March 31, 2003 were approximately $1,057,000 or 26% of net revenues, as compared with $922,000 or 19% of net revenues for the three-months ended March 31, 2002, an increase of $135,000 or 15%. The increase in research and development expenses is due primarily to the allocation of research and development expenses to cost of sales during the three-months ended March 31, 2002, as the Company performed development work under contract. Partially offsetting this increase was a decrease in payroll expenses between comparable periods.

Amortization

    Amortization expense for the three-month period ended March 31, 2003 was $172,000 or 4% of net revenues, as compared with $291,000 or 6% of net revenues, for the three-months ended March 31, 2002, a decrease of $119,000 or 41%. The decrease is due to the Company's completion of amortization of its capitalized software and cessation of amortization of its assembled workforce upon the adoption of SFAS No. 142.

Interest Expense, Net

    Net interest expense for the three-month period ended March 31, 2003 was $52,000, or 1% of net revenues, as compared to $83,000, or 2% of net revenues, for the three-months ended March 31, 2002, a decrease of $31,000. The decrease in interest expense is primarily attributable to a decrease in debt obligations and lower interest rates.

Other Expense, Net

    The Company did not incur net other expense for the three-month period ended March 31, 2003, as compared to net other expense of $24,000, or 1% of net revenues, for the three-months ended March 31, 2002.

    Other expense for the period ended March 31, 2002 is comprised of a charge of $334,000 related to the repricing of warrants associated with the termination of an equity line of credit offset by gains of $310,000 on the settlement of debts for less than original amounts.

Liquidity and Capital Resources

    The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2003 and the year ended December 31, 2002, the Company incurred net losses of $969,000 and $5,957,000, respectively, and net cash used in operating activities of $61,000, and $5,004,000, respectively. These factors indicate that the Company may potentially be unable to continue as a going concern.

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

    Net cash used in operating activities for the three-month periods ended March 31, 2003 and 2002 was $61,000 and $4,510,000, respectively. In the first quarter of 2003, net cash used in operating activities consisted primarily of a net loss of $969,000 adjusted for depreciation and amortization of $223,000, offset by a decrease in accounts receivable of $270,000 and an increase in accounts payable of $372,000. In the first quarter of 2002, net cash used in operating activities consisted primarily of a net loss of $1,654,000 adjusted for depreciation and amortization of $370,000, gain on debt settlement totaling $263,000, a decrease in accounts payable of $1,284,000 and payment of a legal judgment of $2,073,000, partially offset by an increase in inventories totaling $189,000.

    Only one customer had an accounts receivable balance in excess of 10% of our total accounts receivable at March 31, 2003 and that customer accounted for 20% of our total accounts receivable at that date.

    We expect that our operating cash flows may fluctuate in future periods as a result of fluctuations in our operating results, shipment linearity and accounts receivable collections, inventory management, and the timing of payments among other factors.

    Net cash used by investing activities for the three-months ended March 31, 2003 was $14,000 compared to net cash provided by investing activities for the three-months ended March 31, 2002 of $2,316,000. In the first quarter of 2003, cash used in investing activities was directly related to the purchase of property and equipment of $14,000. In the first quarter of 2002, cash provided in investing activities was principally from the decrease in restricted collateral deposit of $2,363,000, partially offset by the purchase of property and equipment of $47,000.

    Net cash provided by financing activities for the three-month periods ended March 31, 2003 and 2002 was $18,000 and $2,270,000, respectively. In the first quarter of 2003, the Company received $34,000 from the exercise of common stock options. In the first quarter of 2002, the Company received $2,425,000 in net proceeds from private offerings of common stock which were partially offset by repayment of convertible notes payable to shareholder of $145,000.

    As of March 31, 2003, the Company had working capital of $825,000, as compared to $1,551,000 at December 31, 2002, a decrease of $726,000.

    The Company has incurred losses and negative cash flows from operations for the three months ended March 31, 2003 and each of the two years in the period ended December 31, 2002 and as such has been dependent upon raising money for short and long-term cash needs through debt, proceeds from the exercise of options and warrants, and the sale of common stock in private placements. For the year ended December 31, 2002, the Company received approximately $3,121,000 in net proceeds from private offerings of common stock.

    At March 31, 2003, the Company owed Mr. Berg approximately $4.3 million in principal and accrued interest on various notes.

    During 2002, management continued to take steps to reduce costs, including a 9% reduction in personnel in April of 2002. Additionally, in September 2002, the Company closed its Chelmsford, MA office (resulting in a $96,000 restructuring charge) and furloughed 7% of its personnel. In December 2002, the Company terminated those furloughed employees and recorded a severance accrual of $26,000. At March 31, 2003, $96,000 of the restructuring reserve remained.

    In addition to regularly reviewing its cost structure, management is continually reviewing its product lines to identify how to enhance existing or create new distribution channels. During 2002, the Company released four new products. Many of these new products are expected to take hold in their respective markets and provide additional revenue to the Company in 2003. Additionally, the Company expects to release at least three more new products in 2003. There can be no assurances as to the amount of revenue these new products will produce. See "Risk Factors."

    There is no assurance that management's plans will be successful or if successful, that they will result in the Company continuing as a going concern.

    Ultimate future capital requirements will depend on many factors, including cash flow from operations, continued progress in research and development programs, competing technological and market developments, and our ability to market our products successfully. The Company believes that it is likely that additional financings will be required in 2003 as the Company continues to implement its business plan. As of March 31, 2003, the Company had no commitments from any other sources to provide additional equity or debt financing. As such, there can be no assurance that sufficient funds will be raised. Moreover, any equity financing would result in dilution to our then-existing stockholders and any additional debt financing may result in higher interest expense.

Summary of Certain Contractual Obligations as of March 31, 2003

                                        Amount of Commitment Expiration Per Period (in thousands)
                                        ---------------------------------------------------------
                                                    Less Than                         After 5
                                           Total      1 year     2-3 Years  4-5 Years  Years
                                           ------     ------     ------     ------     -------
Notes payable to stockholder               $3,867     $ --       $3,867     $ --       $  --
Capital leases                                 29         29       --         --          --
Operating leases                            1,167        382        783          2        --
                                           ------     ------     ------     ------     -------
  Total                                    $5,063     $  411     $4,650     $    2     $  --
                                           ======     ======     ======     ======     =======



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

As of March 31, 2003, we had an accumulated deficit of $62,292,000. We incurred net losses of $969,000, $5,597,000 and $6,658,000 for the three months ended March 31, 2003 and the years ended December 31, 2002 and 2001, respectively. There can be no assurance that we will become profitable. Additionally, our auditors have included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2002 with respect to uncertainties about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

Historically, we have met our short-and long-term extra cash needs through debt and the sale of common stock in private placements because cash flow from operations has been insufficient to fund our operations. Set forth below is information regarding net proceeds received recently:

                                         Private Offerings Of    Issuance of           Exercise of Stock
                                             Common Stock           Debt             Options and Warrants
                                             ------------           ----             --------------------
           First quarter 2003                         --                  --                $34,000
           Fiscal 2002                        $3,121,000                  --               $625,000
           Fiscal 2001                                --          $2,650,000               $199,000

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

At March 31, 2003, we had 37,624,369 and 1,904 shares of common and preferred shares issued and outstanding, respectively, and 1,174,569 warrants and 6,480,172 options that are exercisable into shares of common stock. The 1,904 shares of preferred stock are convertible into 1,904,000 shares of our common stock. We also may issue additional shares in acquisitions and may grant 1,172,917 additional stock options to our employees, officers, directors and consultants under our current stock option plans. Any additional plans will further dilute existing stockholders.

In addition, at March 31, 2003, the Company was obligated under certain circumstances, to issue up to 1,404 shares of preferred stock convertible into 1,404,000 shares of common stock upon the conversion of $1,842,000 in debt and accrued interest.

We are dependent upon a significant stockholder to meet our interim financing needs.

We have relied upon the ability of Carl Berg, a director and significant owner of our common stock for interim financing needs. As of March 31, 2003, we had an aggregate of approximately $4.3 million in debt and accrued interest outstanding to Mr. Berg. There can be no assurances that Mr. Berg will continue to provide such interim financing should we need additional funds.

We rely on certain vendors for a significant portion of our manufacturing.

Over 40% of the components for our products are manufactured on a turnkey basis by three vendors, Furthertech Company Ltd., Samsung Semiconductor Inc., and Asemtec Corporation. In addition, certain of our products are assembled by a single vendor in Mexico. If these vendors experience production or shipping problems for any reason, we in turn could experience delays in the production and shipping of our products, which would have an adverse effect on our results of operations.

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

As of March 31, 2003, one distributor represented approximately 20% of the Company's accounts receivable. We do not have long-term contracts requiring any customer to purchase any minimum amount of products. There can be no assurance that we will continue to receive orders of the same magnitude as in the past from existing customers or we will be able to market our current or proposed products to new customers. Loss of any major customer would have a material adverse effect on our business as a whole. Furthermore, many of our products are dependent upon the overall success of our customer's product, over which we often have no control.

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

As of March 31, 2003, we had been issued five patents and filed five provisional patent applications in the United States. Certain of these patents have also been filed and issued in countries outside the United States. We treat our technical data as confidential and rely on internal non-disclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect our proprietary information. There can be no assurance that these measures will adequately protect the confidentiality of our proprietary information or prove valuable in light of future technological developments.

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

     o   unanticipated engineering complexity;

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

Our common stock currently does not meet the minimum bid price requirement to remain listed on the Nasdaq SmallCap Market. If we were to be delisted, it could make trading in our stock more difficult.

Our common stock is traded on the Nasdaq SmallCap Market. There are various quantitative listing requirements for a company to remain listed on the Nasdaq SmallCap Market.

     o We are required to maintain a minimum bid price of $1.00 per share for our common stock. Between January 1, 2003 and May 6, 2003, our stock closed below $1.00 a share on 64 of 86 trading days. On March 18, 2003, we were notified by the Nasdaq that our common stock does not meet the minimum bid price requirement to remain listed on the Nasdaq SmallCap Market. Focus has been provided 180 calendar days, or until September 15, 2003, to regain compliance.

     o We must maintain stockholders' equity of $2,500,000. At March 31, 2003, we had total stockholders' equity of $3.3 million. To the extent we continue to incur net losses and do not raise additional capital, our stockholders' equity will be reduced.

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

Our common stock price is volatile.

The market price for our common stock is volatile and has fluctuated significantly to date. For example, between April 1, 2002 and March 31, 2003, the per share price of our stock has fluctuated between $0.45 and $2.20 per share, closing at $0.71 at March 31, 2003. The trading price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to factors including the following:

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

The adverse consequences of war and the effects of terrorism have had a negative affect on the U.S. economy. Further conflicts in the Middle East could negatively impact our ability to raise additional funds if needed and our revenues will be adversely affected if consumers and businesses continue to cut back spending.

The spread of severe acute respiratory syndrome may have a negative impact on our business and results of operations.

The recent outbreak of severe acute respiratory syndrome, or SARS, which has had particular impact in China, Hong Kong, and Singapore, could have a negative effect on our operations. Our operations may be impacted by a number of SARS-related factors, including, among other things, disrupting operations at our turnkey manufacturer and certain of our distributors and customers located in those areas. If the number of SARS cases continues to spread to other areas, our international and domestic sales and operations could be harmed.

Item 3. Controls and Procedures


(a) In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), we implemented disclosure controls and procedures pursuant to which management under the supervision and with the participation of the chief executive officer ("CEO") and chief financial officer ("CFO") carried out, within 90 days prior to the filing of this quarterly report, a review and evaluation of the effectiveness of these controls and procedures. Based on this review, our CEO and CFO have concluded that our disclosure controls and procedures are effective in timely alerting them to material changes in information required to be included in our periodic Securities and Exchange Commission filings.

(b) There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

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

   (d) (None)


Item 3. Defaults Upon Senior Securities

       (None)

Item 4. Submission of Matters to a Vote of Security Holders

       (None)

Item 5. Other Information

       (None)

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

        Exhibit 10.22 - Extension of Notes Payable between the Company and Carl Berg dated April 28, 2003 Exhibit 99.1 - CEO 906 Certification Exhibit
        99.2 - CFO 906 Certification

   (b)  Reports on Form 8-K

        On March 19, 2003, the Company filed a Form 8-K announcing that is was notified by the Nasdaq that its common stock did not meet the minimum bid price requirement to remain listed on the Nasdaq SmallCap Market.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



   May  7, 2003                         Focus Enhancements, Inc.
   ------------                         ------------------------
      Date                                      Registrant

                                        By: /s/ Brett A. Moyer
                                           --------------------
                                           Brett A. Moyer
                                           Chief Executive Officer and President
                                           (Principal Executive Officer)


                                        By: /s/ Gary L. Williams
                                           ------------------------
                                           Gary L. Williams
                                           Vice President of Finance,
                                           Chief Financial Officer
                                           (Principal Accounting Officer)

                Certification of the Principal Executive Officer
                 (Section 302 of the Sarbanes-Oxley Act of 2002)



I, Brett A. Moyer, President and Chief Executive Officer of Focus Enhancements, Inc. certify that:


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

Date: May 7, 2003
                                                         /s/ Brett A. Moyer
                                                         -----------------------
                                                         Brett A. Moyer
                                                         President and
                                                         Chief Executive Officer

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

Date: May 7, 2003
                                                         /s/ Gary L. Williams
                                                         -----------------------
                                                         Gary L. Williams
                                                         Chief Financial Officer