Form 10-Q
period 2003-06-30
FOCUS ENHANCEMENTS INC
filed 2003-08-14
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2003, or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

     As of August 11, 2003, there were 39,991,009 shares of the Registrant's Common Stock Outstanding.

                            Focus Enhancements, Inc.
                      Condensed Consolidated Balance Sheets
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                    June 30,     December 31,
                                                                                      2003           2002
                                                                                    --------       --------
                                   ASSETS
Current assets:
  Cash and cash equivalents                                                         $    162       $  1,310
  Accounts receivable, net of allowances of $391 and $403 at
    June 30, 2003 and December 31, 2002, respectively                                  2,253          1,628
  Inventories                                                                          2,420          2,350
  Prepaid expenses and other current assets                                              205            185
                                                                                    --------       --------
    Total current assets                                                               5,040          5,473

Property and equipment, net                                                              141            191
Capitalized software development costs                                                    --             40
Other assets                                                                              59             86
Intangibles, net                                                                         795          1,053
Goodwill                                                                               5,191          5,191
                                                                                    --------       --------
    Total assets                                                                    $ 11,226       $ 12,034
                                                                                    ========       ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Obligations under capital leases, current portion                                 $     21       $     44
  Accounts payable                                                                     2,522          1,860
  Accrued liabilities                                                                  2,150          2,018
                                                                                    --------       --------
    Total current liabilities                                                          4,693          3,922

Convertible notes payable to stockholder                                               3,867          3,867
Obligations under capital leases, non-current                                             --              1
                                                                                    --------       --------

    Total liabilities                                                                  8,560          7,790
                                                                                    --------       --------

Commitments and contingencies

Stockholders' equity
  Preferred stock, $.01 par value; authorized 3,000,000 shares; 1,904 shares issued at June 30, 2003 and December 31, 2002 (aggregate liquidation
      preference $2,267)                                                                  --             --
  Common stock,  $.01 par value; 60,000,000 shares authorized, 37,767,397 and
    37,560,537 shares issued at June 30, 2003 and December, 2002, respectively           378            376
  Additional paid-in capital                                                          66,101         65,940
  Accumulated deficit                                                                (63,063)       (61,323)
  Deferred compensation and price protection                                              --            (49)
  Treasury stock at cost, 497,055 and 450,000 shares at June 30, 2003 and
     December 31, 2002, respectively                                                    (750)          (700)
                                                                                    --------       --------
  Total stockholders' equity                                                           2,666          4,244
                                                                                    --------       --------
    Total liabilities and stockholders' equity                                      $ 11,226       $ 12,034
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

                            Focus Enhancements, Inc.
                 Condensed Consolidated Statements Of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                Three Months ended June 30,
                                                ---------------------------
                                                  2003              2002
                                                --------          --------
Net product revenues                            $  4,301          $  4,453
Contract revenues                                     --                59
                                                --------          --------
  Total net revenues                               4,301             4,512

Cost of revenues:
  Products                                         2,440             2,867
  Contract                                            --                39
                                                --------          --------
  Total cost of revenues                           2,440             2,906
                                                --------          --------

  Gross profit                                     1,861             1,606
                                                --------          --------
Operating expenses:
  Sales, marketing and support                     1,089             1,330
  General and administrative                         436               542
  Research and development                         1,047             1,043
  Amortization expense                               132               217
  Restructuring recovery                             (29)               --
                                                --------          --------

    Total operating expenses                       2,675             3,132
                                                --------          --------

    Loss from operations                            (814)           (1,526)

  Interest expense, net                              (51)              (34)
  Other income, net                                   95                48
                                                --------          --------

    Net loss                                    $   (770)         $ (1,512)
                                                ========          ========

Loss per common share:
  Basic                                         $  (0.02)         $  (0.04)
                                                ========          ========
  Diluted                                       $  (0.02)         $  (0.04)
                                                ========          ========

Weighted average common shares outstanding:
  Basic                                           37,184            35,500
                                                ========          ========
  Diluted                                         37,184            35,500
                                                ========          ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                            Focus Enhancements, Inc.
                 Condensed Consolidated Statements Of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                Six Months ended June 30,
                                                --------------------------
                                                  2003              2002
                                                --------          --------
Net product revenues                            $  8,391          $  8,511
Contract revenues                                     --               759
                                                --------          --------
  Total net revenues                               8,391             9,270

Cost of revenues:
  Products                                         4,843             5,440
  Contract                                            --               499
                                                --------          --------
  Total cost of revenues                           4,843             5,939
                                                --------          --------

  Gross profit                                     3,548             3,331
                                                --------          --------
Operating expenses:
  Sales, marketing and support                     2,087             2,716
  General and administrative                         813             1,215
  Research and development                         2,104             1,965
  Amortization expense                               304               508
  Restructuring recovery                             (29)               --
                                                --------          --------

    Total operating expenses                       5,279             6,404
                                                --------          --------

    Loss from operations                          (1,731)           (3,073)

  Interest expense, net                             (102)             (117)
  Other income, net                                   95                24
                                                --------          --------

    Loss before income taxes                      (1,738)           (3,166)

  Income tax expense                                   2                --
                                                --------          --------

    Net loss                                    $ (1,740)         $ (3,166)
                                                ========          ========

Loss per common share:
  Basic                                         $  (0.05)         $  (0.09)
                                                ========          ========
  Diluted                                       $  (0.05)         $  (0.09)
                                                ========          ========

Weighted average common shares outstanding:
  Basic                                           37,146            35,254
                                                ========          ========
  Diluted                                         37,146            35,254
                                                ========          ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                            Focus Enhancements, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                      Six Months Ended June 30,
                                                                                      -------------------------
                                                                                       2003              2002
                                                                                      -------           -------
Cash flows from operating activities:
Net loss                                                                              $(1,740)          $(3,166)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                           405               661
  Amortization of deferred compensation expense                                            --                61
  Gain on debt settlement                                                                 (95)             (311)
  Warrant issue expense                                                                    --               573
  Changes in operating assets and liabilities, net of the effects of acquisitions:
   Decrease (increase) in accounts receivable                                            (625)              246
   Decrease (increase) in inventories                                                     (70)              824
   Decrease in prepaid expenses and other assets                                            1               134
   Increase (decrease) in accounts payable                                                593            (1,303)
   Increase (decrease) in accrued liabilities                                             296              (258)
   Payment of legal judgement                                                              --            (2,073)
                                                                                      -------           -------

  Net cash used in operating activities                                                (1,235)           (4,612)
                                                                                      -------           -------
Cash flows from investing activities:
  Decrease in restricted collateral deposit                                                --             2,363
  Additions to property and equipment                                                     (51)              (63)
                                                                                      -------           -------

Net cash provided by (used in) investing activities                                       (51)            2,300
                                                                                      -------           -------
Cash flows from financing activities:
  Repayment of convertible notes payable to shareholder                                    --              (145)
  Payments under capital lease obligations                                                (24)              (21)
  Net proceeds from private offerings of common stock                                      --             2,435
  Net proceeds from exercise of common stock options/warrants                             162               186
                                                                                      -------           -------

Net cash provided by financing activities                                                 138             2,455
                                                                                      -------           -------

Net increase (decrease) in cash and cash equivalents                                   (1,148)              143
Cash and cash equivalents at beginning of period                                        1,310               449
                                                                                      -------           -------

Cash and cash equivalents at end of period                                            $   162           $   592
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

                            Focus Enhancements, Inc.
              Notes To Unaudited Consolidated Financial Statements

1.   Basis of Presentation - Interim Financial Information

     The condensed consolidated financial statements of Focus Enhancements, Inc. ("the Company" or "Focus") as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

     In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position, operating results and cashflows for interim periods presented. The results of operations and cashflows for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for any future period. All intercompany accounts and transactions have been eliminated upon consolidation.

     Stock Compensation Plans

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

                                                      Three months ended           Six months ended
                                                           June 30,                    June 30,
                                                    ---------------------       ---------------------
                                                     2003          2002          2003          2002
                                                    -------       -------       -------       -------
Net loss reported under APB 25                      $  (770)      $(1,512)      $(1,740)      $(3,166)

Add: Stock-based employee compensation
 expense included in reported net loss                   --            30            --            61

Deduct: Total stock-based employee
 compensation expense determined under
 fair value based method for all awards                (188)         (186)         (396)         (375)
                                                    -------       -------       -------       -------

Pro forma net loss                                  $  (958)      $(1,668)      $(2,136)      $(3,480)
                                                    =======       =======       =======       =======

Basic and diluted loss per share, as reported       $ (0.02)      $ (0.04)      $ (0.05)      $ (0.09)
                                                    =======       =======       =======       =======
Basic and diluted loss per share, pro forma         $ (0.03)      $ (0.05)      $ (0.06)      $ (0.10)
                                                    =======       =======       =======       =======


     Common stock equivalents have been excluded from all calculations of loss per share and pro forma loss per share for the periods presented because the effect of including them would be anti-dilutive.

                            Focus Enhancements, Inc.
              Notes To Unaudited Consolidated Financial Statements

2.   Management's Plans

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2003 and the year ended December 31, 2002, the Company incurred a net loss of $1,740,000 and $5,957,000, and net cash used in operating activities totaled $1,235,000 and $5,004,000, respectively. These factors indicate that the Company may potentially be unable to continue as a going concern. Additionally, our auditors have included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2002 with respect to uncertainties about our ability to continue as a going concern.

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

     The Company has historically met cash needs from the proceeds of debt, the sale of common stock in private placements, and the exercise of stock options and warrants. Management continues to assess its product lines in light of technology trends and economic conditions, to identify how to enhance existing product lines or create new distribution channels. In addition, the Company is developing and expects to announce at least one more new product during the second half of 2003.

     During 2002, management took steps to continue to reduce costs, including the reduction of its personnel by 9% in April 2002 and the closure of its Chelmsford, MA office on September 30, 2002, (resulting in a $96,000 restructuring charge). Additionally, in September 2002, the Company furloughed 7% of its personnel and subsequently terminated such personnel in December 2002. At June 30, 2003, $44,000 of the restructuring reserve remained.

     Even with the anticipated reduction in expenses related to the restructuring and an expected increase in sales, the Company determined that it would need to raise additional funds to support its working capital needs and meet existing debt obligations. In connection with that need, on July 2, 2003, the Company raised net proceeds of approximately $2.0 million in a private placement transaction with independent third parties through the issuance of 2,200,000 shares of the Company's common stock. See Note 11 "Subsequent Event - Private Placement" for further details.

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

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including
Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company has adopted the disclosure provisions of FIN 45, where applicable, and will apply the recognition and measurement provision for all material guarantees entered into or modified after December 31, 2002. The adoption of FIN 45 had no impact on the Company's financial statements.

                            Focus Enhancements, Inc.
              Notes To Unaudited Consolidated Financial Statements

4.   Inventories

     Inventories are stated at lower of cost (first-in, first-out) or market (in thousands):

                                        June 30,   December 31,
                                          2003        2002
                                         ------      ------
                    Raw materials        $1,452      $1,383
                    Work in process         292         116
                    Finished goods          676         851
                                         ------      ------
                    Totals               $2,420      $2,350
                                         ======      ======

5.   Intangible Assets

     Intangible assets consisted of the following as of (in thousands):

                                                June 30, 2003                         December 31, 2002
                                   -------------------------------------      ------------------------------------
                                     Gross                                     Gross
                                   Carrying      Accumulated                  Carrying     Accumulated
                                    Amount       Amortization       Net        Amount      Amortization      Net
                                   --------      ------------     ------      --------     ------------     ------
      Intangible assets:
         Tradename                  $   176         $    108      $   68      $    176         $   86       $   90
         Existing Technology          1,888            1,161         727         1,888            925          963
                                    -------         --------      ------      --------         ------       ------

      Total                         $ 2,064         $  1,269      $  795      $  2,064         $1,011       $1,053
                                    =======         ========      ======      ========         ======       ======

      Estimated Future Amortization Expense:
      For the six months ending December 31, 2003           $  258
      Year ending December 31, 2004                            516
      Year ending December 31, 2005                             21
                                                            ------
                                                            $  795
                                                            ======

6.   Commitments

     Convertible Promissory Notes

     Convertible promissory notes payable at June 30, 2003 and December 31, 2002 consists of three promissory notes totaling $3,867,000, payable to Carl Berg, a Company director and shareholder. These notes were amended on April 28, 2003, to provide for an extension of the maturity dates to November 25, 2004. The notes bear interest at prime plus 1%, payable quarterly, and are collateralized by substantially all of the assets of the Company. The Company is obligated, under certain circumstances, including at the election of Mr. Berg and Focus, to convert the outstanding balances of the notes, and any unpaid interest, into shares of Focus common stock or preferred stock, as specified in the respective note agreements.

     General

     From time to time, the Company is party to certain other claims and legal proceedings that arise in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the Company's financial position or results of operations.

     We indemnify our customers from third party claims alleging patent or copyright infringement relating to the use of our products. Such indemnification provisions are accounted for in accordance with SFAS No. 5 and are generally

                            Focus Enhancements, Inc.
              Notes To Unaudited Consolidated Financial Statements

limited to the amount paid by the customer. Historically, costs related to these indemnification arrangements have not been significant.

7.   Stockholders' Equity

Preferred Stock

     The Company is obligated, under certain circumstances, including at the election of Mr. Berg and Focus, to convert certain of the outstanding balances of convertible notes payable to Mr. Berg, and any unpaid interest, into shares of Focus preferred stock. As of June 30, 2003, approximately 1,421 shares of preferred stock were subject to issuance to Mr. Berg pursuant to the convertible notes payable agreements. See "See Note 6. Commitments - Convertible Promissory Notes."

Common Stock

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

                            Focus Enhancements, Inc.
              Notes To Unaudited Consolidated Financial Statements

    As of June 30, 2003, the Company was obligated under certain circumstances, to issue the following additional shares of common stock :

       Warrants to purchase common stock                               1,162,140
       Options to purchase common stock                                6,363,469
       Notes payable convertible into common stock                     1,963,138
       Preferred Stock convertible into common stock                   1,904,000
                                                                      ----------
            Total shares of common stock obligated, under
             certain circumstances, to issue                          11,392,747
                                                                      ==========

         See also Note 11.  "Subsequent Event - Private Placement."

8.   Related Party Transactions

     In February 2003, the Company engaged vFinance Consulting to assist the Company in preparing a Strategic Business Plan. Tim Mahoney, a member of the Company's Board of Directors is the Chairman and COO of vFinance, Inc., the parent company to vFinance Consulting. For the three and six months ended June 30, 2003 the Company incurred consulting expenses of $35,000 and $50,000 respectively. In connection with its efforts to find investors in the private placement completed on January 11, 2002, the Company engaged vFinance Investments Inc. Tim Mahoney is a principal in vFinance Investments Inc. For the three and six months ended June 30, 2003, vFinance Investments Inc., received $275,000 in cash and a warrant to purchase 123,690 shares of common stock of Focus at $1.36 per share.

9.   Significant Customers

     One customer accounted for 17% of the Company's revenue for the quarter ended June 30, 2003 and 27% of the Company's accounts receivable balance at June 30, 2003.

     Three unrelated customers, each with sales in excess of 10% of the Company's revenue accounted for 35% of total revenue for the quarter ended June 30, 2002.

     As of December 31, 2002, two distributors represented approximately 31% of the Company's accounts receivable balance (21% and 10% respectively), while a customer represented an additional 10% of the Company's accounts receivable balance.

10.  Bill and Hold Transaction

     For the periods ended June 30, 2003 and 2002, the Company did not have in its possession any product that had been sold and at the customer's request was being stored by the Company. However, for the quarter ended March 31, 2003, the Company had approximately $362,000 of product it was storing for one particular customer. Such revenue pertained to the sale of product to the Company's distributor in Asia and was recognized during the first quarter of 2003 as the product specifications of the purchase contract had been met during the quarter, the product was accepted by the buyer, title had passed to the buyer, there was no right of return in the contract, the distributor requested that the product be stored and, the product was segregated from the Company's regular inventory and was ready for shipment. Full payment for the product was received in March 2003. In June 2003, in accordance with the customer's instructions, the Company shipped the product.

                            Focus Enhancements, Inc.
              Notes To Unaudited Consolidated Financial Statements

11.  Subsequent Event

     Private Placement

     On July 2, 2003, the Company completed the sale of 2,200,000 shares of its common stock in a private placement to two independent third parties, receiving net proceeds of approximately $2.0 million. The shares were sold at an approximate 20% discount to the 5-day average closing bid prices of the Company's common stock prior to closing. In connection with the private placement, the Company issued warrants to the two investors and a placement agent to purchase a total of 467,500 shares of common stock at an exercise price of $1.44 per share. The Company has agreed to file a registration statement covering public resales of the shares issued and the shares issuable in the future upon the exercise of the warrants.

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

Certain Factors That May Affect Future Results

     Discussions of certain matters in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words or phrases such as "believe", "plan", "expect", "intend", "anticipate", "estimate", "project", "forecast", "may increase", "may fluctuate", "may improve" and similar expressions or future or conditional verbs such as "will", "should", "would", and "could".

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

Results of Operations

Net Revenues

     Net revenues for the three-months ended June 30, 2003 were $4,301,000 as compared with $4,512,000 for the three-month period ended June 30, 2002, a decrease of $211,000, or 5%. Net revenues for the six-months ended June 30, 2003 were $8,391,000 as compared with $9,270,000 for the six-month period ended June 30, 2002, a decrease of $879,000 or 9%.

     For the three-months ended June 30, 2003, net sales of system products (professional and consumer) to distributors, retailers and VAR's were approximately $3,513,000 as compared to $3,952,000 for the same period in 2002, a decrease of $439,000 or 11%. For the six-months ended June 30, 2003, net sales of system products (professional and consumer) to distributors, retailers and VAR's were approximately $7,161,000 as compared to $7,478,000 for the same period in 2002, an increase of $317,000 or 4%. The decrease between comparison periods is the result of a decrease in business to business sales as a result of the continued slowdown in the economy and as a result of a reduction of nationwide computer sales and decreased educational spending.

     For the three-months ended June 30, 2003, net sales of semiconductor products to distributors and OEM customers, which includes contract revenues, were approximately $788,000 as compared to $560,000 for the same period in 2002, an increase of $228,000 or 40%. For the six-months ended June 30, 2003, net sales of semiconductor products to distributors and OEM customers, which includes contract revenues, were approximately $1,230,000 as compared to $1,792,000 for the same period in 2002, a decrease of $562,000 or 31%. The increase in OEM sales for the three months comparison period is primarily attributable to increased sales of our semiconductor chips as we have been designed into newly introduced products. The decrease in OEM sales for the six months comparison period is primarily attributable to a decrease in contract revenues as the Company reported contract revenues of $759,000 for the six-months ended June 30, 2002, while no contract revenues were reported for the six-months ended June 30, 2003. Contract revenues related to the development of an Application Specific Integrated Circuit (ASIC) for a third party that began in June 2001 and finished in June 2002. Under this development contract the Company recorded total revenues of $2.1 million.

     As of June 30, 2003, the Company had a sales order backlog of approximately $6,793,000, an increase of $5,567,000 when compared to the first quarter of 2003. The growth in backlog is a result of increased semiconductor chip and FireStore orders. See Risk Factors - "The substantial increase in our backlog in recent periods should not be construed as indicative of future revenue or performance".

Cost of Goods Sold

     Cost of goods sold were $2,440,000, or 57% of net sales, for the three-months ended June 30, 2003, as compared with $2,906,000, or 64% of net sales, for the three-months ended June 30, 2002, a decrease of $466,000 or 16%. The Company's gross profit margin for the second quarters of 2003 and 2002 were 43% and 36%, respectively. Cost of goods sold were $4,843,000, or 58% of net sales, for the six-months ended June 30, 2003, as compared with $5,939,000, or 64% of net sales, for the six months ended June 30, 2002, a decrease of $1,096,000 or 18%. The Company's gross profit margin for the six-month periods of 2003 and 2002 were 42% and 36%, respectively. The majority of the increase in gross profit margin for the three and six month comparison periods is primarily attributable to reduced manufacturing expenses as the Company reduced its personnel expenditures, primarily headcount, and as a result of product mix and improved pricing on certain of its products.

Sales, Marketing and Support Expenses

     Sales, marketing and support expenses were $1,089,000, or 25% of net revenues, for the three-months ended June 30, 2003, as compared with $1,330,000, or 29% of net revenues, for the three-months ended June 30, 2002, a decrease of $241,000 or 18%. Sales, marketing and support expenses were $2,087,000, or 25% of net revenues, for the six-months ended June 30, 2003, as compared with $2,716,000, or 29% of net revenues, for the six-months ended June 30, 2002, a decrease of $629,000 or 23%. The decrease in sales, marketing and support expenses in absolute dollars is primarily the result of lower staffing, and reduced marketing and advertising expenses.

General and Administrative Expenses

     General and administrative expenses for the three-months ended June 30, 2003 were $436,000 or 10% of net revenues, as compared with $542,000 or 12% of net revenues for the three-months ended June 30, 2002, a decrease of $106,000 or 20%. General and administrative expenses for the six-months ended June 30, 2003 were $813,000 or 10% of net revenues, as compared with $1,215,000 or 13% of net revenues for the six-months ended June 30, 2002, a decrease of $402,000. The decrease in general and administrative expense for the three-month period ended June 30, 2003 is primarily attributable to a decrease in bad debt expense. For the six-month period, general and administrative expenses decreased as the six months ended June 30, 2002 included a $238,000 charge associated with the issuance of warrants in connection with consulting services and included an additional $61,000 of bad debt expense.

Research and Development Expenses

     Research and development expenses for the three-months ended June 30, 2003 were approximately $1,047,000 or 24% of net revenues, as compared with $1,043,000 or 23% of net revenues for the three-months ended June 30, 2002, an increase of $4,000 or less than 1%. Research and development expenses for the six-months ended June 30, 2003 were approximately $2,104,000 or 25% of net revenues, as compared with $1,965,000 or 21% of net revenues for the six-months ended June 30, 2002, an increase of $139,000 or 7%. The increase in research and development expenses between the six-month comparison periods is due primarily to a reduction in engineering work performed under contract and as such less research and development personnel expenses were allocated to costs of sales than in the prior year.

Amortization

     Amortization expenses for the three-month period ended June 30, 2003 were $132,000 or 3% of net revenues, as compared with $217,000 or 5% of net revenues, for the three-months ended June 30, 2002, a decrease of $85,000 or 39%. Amortization expenses for the six-month period ended June 30, 2003 were $304,000 or 5% of net revenues, as compared with $508,000 or 5% of net revenues, for the six-months ended June 30, 2002, a decrease of $204,000 or 40%. The decrease in the three and six month comparison periods is primarily due to the Company's adoption of FAS 142 on January 1, 2002, under which goodwill is no longer amortized (See also "Basis of Presentation - Interim Financial Information -
Stock Compensation Plans") and as a result of the Company completing amortization of its remaining capitalized software development expenses.

Restructuring Expenses

     The Company reduced its restructuring expense accrual in the three-month period ended June 30, 2003, by $29,000 as it was able to settle amounts due on the closure of its Chelmsford facility for an amount less than originally estimated.

Interest Expense, Net

     Net interest expense for the three-month period ended June 30, 2003 was $51,000, or 1% of net revenues, as compared to $34,000, or 1% of net revenues, for the three-months ended June 30, 2002, an increase of $17,000. Net interest expense for the six-month period ended June 30, 2003 was $102,000, or 1% of net revenues, as compared to $117,000, or 2% of net revenues, for the six-months ended June 30, 2002, a decrease of $15,000.

Other Income, Net

     Net other income for the three-month period ended June 30, 2003 was $95,000, or 2% of net revenues, as compared to $48,000, or 1% of net revenues, for the three-months ended June 30, 2002, an increase of $47,000. Net other income for the six-month period ended June 30, 2003 was $95,000, or 2% of net revenues, as compared to $24,000, or 1% of net revenues, for the six-months ended June 30, 2002, an increase of $71,000.

     Other income for the three months ended June 30, 2003 and 2002 is primarily comprised of the settlement of debts for less than original amounts. Other income for the six months ended June 30, 2003 is primarily comprised of the settlement of debts for less than original amounts. Other income for the six months ended June 30, 2002 is primarily comprised of a charge of $334,000 related to the repricing of warrants associated with the termination of an equity line of credit offset by gains on the settlement of debts for less than original amounts of $360,000

Liquidity and Capital Resources

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2003 and the year ended December 31, 2002, the Company incurred net losses of $1,740,000 and $5,957,000, respectively, and net cash used in operating activities of $1,235,000, and $5,004,000, respectively. These factors indicate that the Company may potentially be unable to continue as a going concern.

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

     Net cash used in operating activities for the six-month periods ended June 30, 2003 and 2002 was $1,235,000 and $4,612,000, respectively. In the first six months of 2003, net cash used in operating activities consisted primarily of a net loss of $1,740,000 adjusted for depreciation and amortization of $405,000, an increase in accounts payable of $593,000 and accrued liabilities of $296,000 offset by an increase in accounts receivable of $625,000 and inventories of $70,000. In the first six months of 2002, net cash used in operating activities consisted primarily of a net loss of $3,166,000 adjusted for depreciation and amortization of $661,000, warrant issue expense of $573,000 and gain on debt settlement totaling $311,000, a decrease in accounts payable of $1,303,000 and payment of legal judgement of $2,073,000, partially offset by an decrease in inventories totaling $824,000.

     One customer accounted for 17% of the Company's revenue for the quarter ended June 30, 2003 and 27% of the Company's accounts receivable balance at June 30, 2003.

     We expect that our operating cash flows may fluctuate in future periods as a result of fluctuations in our operating results, shipment linearity and accounts receivable collections, inventory management, and the timing of payments among others.

     Net cash used by investing activities for the six-months ended June 30, 2003 was $51,000 compared to net cash provided by investing activities for the six-months ended June 30, 2002 of $2,300,000. For the first six months of 2003, cash used in investing activities was related to the purchase of property and equipment of $51,000. For the first six months of 2002, cash provided in investing activities was principally from the decrease in restricted collateral deposit of $2,363,000, offset by the purchase of property and equipment of $63,000.

     Net cash provided by financing activities for the six-month periods ended June 30, 2003 and 2002 was $138,000 and $2,455,000, respectively. In the first six months of 2003, the Company received $162,000 from the exercise of common stock options, which were partially offset by payment under capital lease obligations. In the first six months of 2002, the Company received $2,435,000 in net proceeds from private offerings of common stock and $186,000 from the exercise of common stock options, which were partially offset by repayment of convertible notes payable to shareholder of $145,000.

     As of June 30, 2003, the Company had working capital of $347,000, as compared to $1,551,000 at December 31, 2002, a decrease of $1,204,000.

     The Company has incurred losses and negative cash flows from operations for the six months ended June 30, 2003 and each of the two years in the period ended December 31, 2002 and as such has been dependent upon raising money for short and long-term cash needs through debt, proceeds from the exercise of options and warrants, and the sale of common stock in private placements. For the year ended December 31, 2002, the Company received approximately $3,121,000 in net proceeds from private offerings of common stock.

     At June 30, 2003, the Company owed Mr. Berg approximately $4.3 million in principal and accrued interest on various notes.

     During 2002, management continued to take steps to reduce costs, including a 9% reduction in personnel in April of 2002. Additionally, in September 2002, the Company closed its Chelmsford, MA office (resulting in a $96,000 restructuring charge) and furloughed 7% of its personnel. In December 2002, the Company terminated those furloughed employees and recorded a severance accrual of $26,000. At June 30, 2003, $44,000 of the restructuring reserve remained.

     In addition to regularly reviewing its cost structure, management is continually reviewing its product lines to identify how to enhance existing or create new distribution channels. During 2002, the Company released four new products. Many of these new products are expected to take hold in their respective markets and provide additional revenue to the Company in 2003. Additionally, the Company expects to announce at least one more new product in the second half of 2003. There can be no assurances as to the amount of revenue these new products will produce. See "Risk Factors."

     There is no assurance that management's plans will be successful or if successful, that they will result in the Company continuing as a going concern.

     Ultimate future capital requirements will depend on many factors, including cash flow from operations, continued progress in research and development programs, competing technological and market developments, and our ability to market our products successfully. Even with the anticipated reduction in expenses related to the restructuring and an expected increase in sales, the Company determined that it would need to raise additional funds to support its working capital needs and meet existing debt obligations. In connection with that need, on July 2, 2003, the Company raised net proceeds of approximately $2.0 million in a private placement transaction with independent third parties through the issuance of 2,200,000 shares of the Company's common stock. It is expected that additional costs will be incurred by the Company to register such shares during the third quarter of 2003 pursuant to a registration rights agreement. See Note 11 "Subsequent Event - Private Placement" for further details.

Effects of Inflation and Seasonality

    The Company believes that inflation has not had a significant impact on the Company's sales or operating results. The Company's business does not experience substantial variations in revenues or operating income during the year due to seasonality.

Summary of Certain Contractual Obligations as of June 30, 2003

                                       Amount of Commitment Expiration Per Period (in thousands)
                                       ---------------------------------------------------------
                                                   Less Than                              After 5
                                       Total         1 year     2-3 Years    4-5 Years     Years
                                       -----         ------     ---------    ---------     -----
     Notes payable to stockholder     $ 3,867        $   --       $3,867       $  --       $  --
     Capital leases                        21            21           --          --          --
     Operating leases                   1,039           261          776           2          --
                                      -------        ------       ------       -----       -----
       Total                          $ 4,927        $  282       $4,643       $   2       $  --
                                      =======        ======       ======       =====       =====

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

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including
Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company has adopted the disclosure provisions of FIN 45, where applicable, and will apply the recognition and measurement provision for all material guarantees entered into or modified after December 31, 2002. The adoption of FIN 45 had no impact on the Company's financial statements.

Critical Accounting Policies

     There have no significant changes to the Company's critical accounting policies as described in the Company's 2002 Form 10-KSB

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

As of June 30, 2003, we had an accumulated deficit of $63,063,000. We incurred net losses of $1,740,000, $5,597,000 and $6,658,000 for the six months ended June 30, 2003 and the years ended December 31, 2002 and 2001, respectively. There can be no assurance that we will become profitable. Additionally, our auditors have included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2002 with respect to uncertainties about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

Historically, we have met our short-and long-term extra cash needs through debt and the sale of common stock in private placements because cash flow from operations has been insufficient to fund our operations. Set forth below is information regarding net proceeds received recently:

                               Private Offerings Of    Issuance of       Exercise of Stock
                                   Common Stock            Debt         Options and Warrants
                                   ------------            ----         --------------------

  First six months of 2003                  --                  --             $162,000
  Fiscal 2002                       $3,121,000                  --             $625,000
  Fiscal 2001                               --          $2,650,000             $199,000

See also Note 11 "Subsequent Event - Private Placement." Future capital requirements will depend on many factors, including cash flow from operations, continued progress in research and development programs, competing technological and market developments, and our ability to market our products successfully. If we require additional equity or debt financing in the future, there can be no assurance that sufficient funds will be raised. Moreover, any equity financing or convertible debt would result in dilution to our then-existing stockholders and could have a negative effect on the market price of our common stock. Furthermore, any additional debt financing may result in higher interest expense.

In the event we are unable to raise additional capital, we may not be able to fund our operations which could result in the inability to execute our current business plan.

We have a significant amount of convertible securities that will dilute existing stockholders upon conversion.

At June 30, 2003, we had 37,270,342 and 1,904 shares of common and preferred shares issued and outstanding, respectively, and 1,162,140 warrants and 6,363,469 options that are exercisable into shares of common stock. The 1,904 shares of preferred stock are convertible into 1,904,000 shares of our common stock. Furthermore, we may grant 1,134,092 additional stock options to our employees, officers, directors and consultants under our current stock option plans. We also may issue additional shares in acquisitions. Any additional grant of options under existing or future plans or issuance of shares in connection with an acquisition, will further dilute existing stockholders. See also Note 11 "Subsequent Event - Private Placement."

In addition, at June 30, 2003, the Company was obligated under certain circumstances, to issue up to 1,963,138 shares of common stock and 1,421 shares of preferred stock convertible into 1,421,000 shares of common stock upon the conversion of $4.3 million in debt and accrued interest outstanding to Mr. Carl Berg.

We are dependent upon a significant stockholder to meet our interim financing needs.

We have relied upon the ability of Carl Berg, a director and significant owner of our common stock for interim financing needs. As of June 30, 2003, we had an aggregate of approximately $4.3 million in debt and accrued interest outstanding to Mr. Berg. Additionally, Mr. Berg has provided Samsung Semiconductor Inc., the Company's contracted ASIC manufacturer, with a personal guarantee to secure the Company's working capital requirements for ASIC purchase order fulfillment. There can be no assurances that Mr. Berg will continue to provide such interim financing or personal guarantees, should we need additional funds or increased credit facilities with our vendors.

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

As of June 30, 2003, one distributor represented approximately 27% of the Company's accounts receivable. We do not have long-term contracts requiring any customer to purchase any minimum amount of products. There can be no assurance that we will continue to receive orders of the same magnitude as in the past from existing customers or we will be able to market our current or proposed products to new customers. Loss of any major customer would have a material adverse effect on our business as a whole. Furthermore, many of our products are dependent upon the overall success of our customer's product, over which we often have no control.

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

As of June 30, 2003, we had been issued five patents and filed five provisional patent applications in the United States. Certain of these patents have also been filed and issued in countries outside the United States. We treat our technical data as confidential and rely on internal non-disclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect our proprietary information. There can be no assurance that these measures will adequately protect the confidentiality of our proprietary information or prove valuable in light of future technological developments.

Delays in product development could adversely affect our market position or customer relationships.

We have experienced delays in product development in the past and may experience similar delays in the future. Given the short product life cycles in the markets for our products, any delay or unanticipated difficulty associated with new product introductions or product enhancements could cause us to lose customers and damage our competitive position. Prior delays have resulted from numerous factors, such as:

     * changing product specifications; difficulties in hiring and retaining necessary personnel;

     * difficulties in reallocating engineering resources and other resource limitations;

     *    difficulties with independent contractors;

     *    changing market or competitive product requirements;

     *    unanticipated engineering complexity;

     *    undetected errors or failures in software and hardware; and

     *    delays in the acceptance or shipment of products by customers.

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

To  remain   competitive,   we  must   continue   to  enhance  and  improve  the
responsiveness, functionality and features of our products. Our industry is characterized by rapid technological change, changes in user and customer requirements and preferences and frequent new product and service introductions. If competitors introduce products and services embodying new technologies, or if new industry standards and practices emerge, then our existing proprietary technology and systems may become obsolete. Our future success will depend on our ability to do the following:

     * both license and internally develop leading technologies useful in our business;

     *    enhance our existing technologies;

     * develop new services and technology that address the increasingly sophisticated and varied needs of our prospective customers; and

     * respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

The substantial increase in our backlog in recent periods should not be construed as indicative of future revenue or performance.

In the past we have experienced quarterly fluctuations in operating results due to the contractual nature of our business and the consequent timing of product orders. In addition, we have historically operated with a small amount of backlog and accordingly our revenues in any quarter have been substantially dependent upon orders booked in that quarter. However, as of June 30, 2003, our total backlog was approximately $6.8 million compared to $223,000 at December 31, 2002. There can be no assurance that the rate of growth in backlog will continue. Furthermore, only a small portion of our backlog is fully-funded and many of our customers have the ability to delay delivery or cancel contracts, therefore, there can be no assurance that orders comprising the backlog will be realized as revenue. In any event, quarterly sales and operating results will be continue to be affected by the volume and timing of contracts received and performed within the quarter, which are difficult to forecast. Any significant deferral or cancellation of a contract could have a material adverse effect on our operating results in any particular period. Because of these factors, we believe that period-to-period comparisons of our operating results are not necessarily indicative of future performances.

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

Recently, our common stock did not meet the minimum bid price requirement to remain listed on the Nasdaq SmallCap Market. If we were to be delisted, it could make trading in our stock more difficult.

Our common stock is traded on the Nasdaq SmallCap Market. There are various quantitative listing requirements for a company to remain listed on the Nasdaq SmallCap Market.

         We are required to maintain a minimum bid price of $1.00 per share for our common stock. Between January 1, 2003 and June 30, 2003, our stock closed below $1.00 a share on 64 of 124 trading days. On March 18, 2003, we were notified by the Nasdaq that our common stock did not meet the minimum bid price requirement to remain listed on the Nasdaq SmallCap Market. However, on May 21, 2003, we received notification from Nasdaq that the Company had regained compliance and the matter was now closed.

     We must maintain stockholders' equity of $2,500,000. At June 30, 2003, we had total stockholders' equity of $2,666,000 million. To the extent we continue to incur net losses and do not raise additional capital, our stockholders' equity will be reduced. See however, Note 11 - Subsequent Event - Private Placement.

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

Our common stock price is volatile.

The market price for our common stock is volatile and has fluctuated significantly to date. For example, between July 1, 2002 and June 30, 2003, the per share price of our stock has fluctuated between $0.45 and $2.20 per share, closing at $1.87 at August 11, 2003. The trading price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to factors including the following:

     *    actual or anticipated variations in our quarterly operating results;

     * announcements of technological innovations, new sales formats or new products or services by us or our competitors;

     *    changes in financial estimates by the Company or securities analysts;

     * changes in the economic performance and/or market valuations of other multi-media, video scan companies;

     *    announcements   by   us   of   significant   acquisitions,   strategic
     partnerships, joint ventures or capital commitments;

     *    additions or departures of key personnel; and

     *    sales of common stock or issuance of other dilutive securities.

In addition, the securities markets have experienced extreme price and volume fluctuations, and the market prices of the securities of technology companies have been especially volatile. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of stock, many companies have been the object of securities class action litigation, including us. If we are sued in a securities class action, then it could result in additional substantial costs and a diversion of management's attention and resources.

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

Our business is very competitive.

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

If the adverse economic conditions in the State of California, the United States and throughout the world economy continue or worsen, we may experience a material adverse impact on our business, operating results, and financial condition. We continue to take actions and charges to reduce our cost of sales and operating expenses in order to address these adverse conditions. A prolonged continuation or worsening of sales trends may require additional actions and charges to reduce cost of sales and operating expenses in subsequent quarters. We may be unable to reduce cost of sales and operating expenses at a rate and to a level consistent with such a future adverse sales environment. If we must undertake further expense reductions, we may incur significant incremental special charges associated with such expense reductions that are disproportionate to sales, thereby adversely affecting our business, financial condition and operating results. Continuing weakness in the economy could decrease demand for our products, increase delinquencies in payments and otherwise have an adverse impact on our business.

Recent corporate bankruptcies, accounting irregularities, and alleged insider wrong doings have negatively affected general confidence in the stock markets and the economy, further depressing the stock market and causing the U.S. Congress to enact sweeping legislation.

In an effort to address these growing investor concerns, the U.S. Congress passed, and on July 30, 2002, President Bush signed into law, the Sarbanes-Oxley Act of 2002. This sweeping legislation primarily impacts investors, the public accounting profession, public companies, including corporate duties and responsibilities, and securities analysts. Some highlights include establishment of a new independent oversight board for public accounting firms, enhanced disclosure requirements for public companies and their insiders, required certification by CEO's and CFO's of SEC financial filings, prohibitions on certain loans to offices and directors, efforts to curb potential securities analysts' conflicts of interest, forfeiture of profits by certain insiders in the event financial statements are restated, enhanced board audit committee requirements, whistleblower protections, and enhanced civil and criminal penalties for violations of securities laws. Such legislation and subsequent regulations will increase the costs of securities law compliance for publicly traded companies such as us.

Continued terrorism threats and hostilities in the Middle East have had a negative impact on the U.S. economy.

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

The recent outbreak of severe acute respiratory syndrome, or SARS, which has had particular impact in China, Hong Kong, and Singapore, could continue to have a negative effect on our operations. Our operations may be impacted by a number of SARS-related factors, including, among other things, disrupting operations at our turnkey manufacturer and certain of our distributors and customers located in those areas. If the number of SARS cases continues to spread to other areas, our international and domestic sales and operations could be harmed.

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     At June 30, 2003 we did not hold any short-term investments that would be exposed to market risk from adverse movements in interest rates.

     At June 30, 2003, we had three promissory notes payable to Carl Berg, a Company director and shareholder, totaling $3,867,000, bearing interest at prime plus 1%. If short-term interest rates were to increase 100 basis points (100 basis points equals 1%), the increased interest expense associated with these promissory notes would not have a material impact on our net loss and cash flows.

     Item 4. Controls and Procedures

     In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), we implemented disclosure controls and procedures pursuant to which management under the supervision and with the participation of the chief executive officer ("CEO") and chief financial officer ("CFO") carried out, as of the quarter ended June 30, 2003, a review and evaluation of the effectiveness of these controls and procedures. Based on this review, our CEO and CFO have concluded that our disclosure controls and procedures are effective in timely alerting them to material changes in information required to be included in our periodic Securities and Exchange Commission filings.

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

Item 2. Changes in Securities and Use of Proceeds

     (a) (None)

     (b) (None)

     (c) (None - However, See Note 11. Subsequent Event - Private Placement)

     (d) Use of Proceeds. On November 25, 2002, the Company completed the sale of 800,000 shares of its common stock in a private placement to two independent third parties, receiving proceeds of approximately $685,000, net of offering costs of $83,000. The shares were sold at an approximate 20% discount to the 20-day average closing bid prices of the Company's common stock as of November 24, 2002, the date an agreement in principle was reached by the parties. Additionally, in connection with the efforts of vFinance Investments Inc. to find investors in the private placement, the Company issued warrants to vFinance Investments Inc. to purchase a total of 40,000 shares of common stock at an exercise price of $1.20 per share. The shares were sold to accredited investors pursuant to an exemption from registration under the federal securities laws. We used the funds from the sale of the 800,000 shares of common stock for general corporate purposes.

The shares, including the underlying warrants, were subsequently registered on a Registration Statement on Form S-3 deemed effective on April 25, 2003. We did not receive any proceeds from the sale of shares by the selling stockholders pursuant to the Form S-3. However, we will receive funds from the exercise of warrants held by selling stockholders who pay the exercise price in cash. The warrants entitle the selling shareholders to purchase up to an aggregate of 40,000 shares of our common stock at a conversion price of $1.20 per share. We will receive the proceeds of any exercise of the warrants, which we will use for general corporate purposes. If all warrants are exercised, we will receive gross proceeds of $48,000. There can be no assurances that any of the warrants will be exercised. As of June 30, 2003, no warrants registered pursuant to the Form S-3 had been exercised.

Item 3. Defaults Upon Senior Securities

         (None)

Item 4. Submission of Matters to a Vote of Security Holders

         (None)

Item 5. Other Information

         (None)

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits

              Exhibit 31.1 - Rule 13a-14(a) Certification of CEO

              Exhibit 31.2 - Rule 13a-14(a) Certification of CFO

              Exhibit 32.1 - CEO Certification Pursuant to the 18 U.S.C. Section 1350

              Exhibit 32.2 - CFO Certification Pursuant to the 18 U.S.C. Section 1350

        (b) Reports on Form 8-K

              On May 5, 2003, Focus Enhancements, Inc. issued a press release announcing it first quarter 2003 results.

              On July 7, 2003, Focus Enhancements, Inc. issued a press release announcing that it had closed an private placement of 2.2 million shares of Focus Enhancements common stock for gross proceeds of $2,200,000. In addition, Focus issued warrants for an additional 467,500 shares of common stock. Proceeds will be used to fund working capital and for general corporate purposes. vFinance Investments, Inc. and TN Capital Equities, Ltd. acted as placement agents in the transaction. In a separate development, on July 7, 2003, Focus Enhancements, Inc. issued a press release announcing that it had raised its revenue guidance for the remainder of 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   August 12, 2003                          Focus Enhancements, Inc.
--------------------                        ---------------------------
       Date                                        Registrant

                                             By: /s/ Brett A. Moyer
                                                ----------------------------
                                                     Brett A. Moyer
                                           Chief Executive Officer and President
                                               (Principal Executive Officer)


                                             By: /s/ Gary L. Williams
                                                ----------------------------
                                                     Gary L. Williams
                                                Vice President of Finance,
                                                 Chief Financial Officer
                                              (Principal Accounting Officer)