Form 10-Q/A
period 2003-03-31
FOCUS ENHANCEMENTS INC
filed 2003-08-21
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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
                         (Name of Issuer in its Charter)

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

This Form 10-Q/A is being filed to reflect changes in format and disclosure (see
Item 3) from Form 10-QSB to Form 10-Q. No other changes have been made to the Issuer's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003 and filed with the Commission on May 9, 2003.

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

Certain Factors That May Affect Future Results

    Discussions of certain matters in this Quarterly Report on Form 10-Q/A may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words or phrases such as "believe", "plan", "expect", "intend", "anticipate", "estimate", "project", "forecast", "may increase", "may fluctuate", "may improve" and similar expressions or future or conditional verbs such as "will", "should", "would", and "could".

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    At March 31, 2003 we did not hold any short-term investments that would be exposed to market risk from adverse movements in interest rates.

    At March 31, 2003, we had three promissory notes payable to Carl Berg, a Company director and shareholder, totaling $3,867,000, bearing interest at prime plus 1%. If short-term interest rates were to increase 100 basis points (100 basis points equals 1%), the increased interest expense associated with these promissory notes would not have a material impact on our net loss and cash flows.


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

       (None)

Item 5. Other Information

       (None)

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

        Exhibit 31.1 - Rule 13a-14(a) Certification of CEO
        Exhibit 31.2 - Rule 13a-14(a) Certification of CFO
        Exhibit 32.1 - CEO 906 Certification
        Exhibit 32.2 - CFO 906 Certification

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



   August 21, 2003                      Focus Enhancements, Inc.
   ---------------                      ------------------------
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