Form 10-Q
period 2003-09-30
FOCUS ENHANCEMENTS INC
filed 2003-11-12
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2003, or

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

    As of November 7, 2003, there were 42,116,906 shares of the Registrant's Common Stock Outstanding.

                            Focus Enhancements, Inc.
                      Condensed Consolidated Balance Sheets
                      (in thousands, except per share data)
                                   (unaudited)

                                                                               September 30,  December 31,
                                                                                    2003          2002
                                                                                  --------      --------
                                   ASSETS
Current assets:
  Cash and cash equivalents                                                       $  2,203      $  1,310
  Accounts receivable, net of allowances of $386 and $403 at
     September 30, 2003 and December 31, 2002, respectively                          4,608         1,628
  Inventories                                                                        4,225         2,350
  Prepaid expenses and other current assets                                            353           185
                                                                                  --------      --------
     Total current assets                                                           11,389         5,473

Property and equipment, net                                                            144           191
Capitalized software development costs                                                  --            40
Other assets                                                                            56            86
Intangibles, net                                                                       773         1,053
Goodwill                                                                             5,191         5,191
                                                                                  --------      --------
     Total assets                                                                 $ 17,553      $ 12,034
                                                                                  ========      ========
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Obligations under capital leases, current portion                               $      8      $     44
  Accounts payable                                                                   4,540         1,860
  Accrued liabilities                                                                2,022         2,018
                                                                                  --------      --------
     Total current liabilities                                                       6,570         3,922

Convertible notes payable to stockholder                                             3,867         3,867
Obligations under capital leases, non-current                                           --             1
                                                                                  --------      --------

     Total liabilities                                                              10,437         7,790
                                                                                  --------      --------

Commitments and contingencies

Stockholders' equity
  Preferred stock, $.01 par value; authorized 3,000,000 shares;
     1,904 shares issued at September 30, 2003 and December 31, 2002
     (aggregate liquidation preference $2,267)                                          --            --
     Common stock, $.01 par value; 60,000,000 shares authorized, 41,792,817 and
     37,560,537 shares issued at September 30, 2003 and December 31, 2002,
     respectively                                                                      418           376
  Additional paid-in capital                                                        69,979        65,940
  Accumulated deficit                                                              (62,531)      (61,323)
  Deferred compensation and price protection                                            --           (49)
  Treasury stock at cost, 497,055 and 450,000 shares at September 30, 2003
     and December 31, 2002, respectively                                              (750)         (700)
                                                                                  --------      --------
  Total stockholders' equity                                                         7,116         4,244
                                                                                  --------      --------
     Total liabilities and stockholders' equity                                   $ 17,553      $ 12,034
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

                            Focus Enhancements, Inc.
                 Condensed Consolidated Statements Of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)


                                            Three Months ended September 30,
                                            --------------------------------
                                                2003              2002
                                            ------------      --------------
Net product revenues                          $ 10,762           $  4,091
Contract revenues                                   --                 --
                                              --------           --------
  Total net revenues                            10,762              4,091

Cost of revenues:
  Products                                       7,469              2,659
  Contract                                          --                 --
                                              --------           --------
  Total cost of revenues                         7,469              2,659
                                              --------           --------

  Gross profit                                   3,293              1,432
                                              --------           --------

Operating expenses:
  Sales, marketing and support                   1,103              1,141
  General and administrative                       417                423
  Research and development                       1,070              1,042
  Amortization expense                             132                217
  Restructuring expense                             --                 96
                                              --------           --------

     Total operating expenses                    2,722              2,919
                                              --------           --------

     Income (loss) from operations                 571             (1,487)

  Interest expense, net                            (46)               (57)
  Other income, net                                  7                 --
                                              --------           --------

     Net income (loss)                        $    532           $ (1,544)
                                              ========           ========

Income (loss) per common share:
  Basic                                       $   0.01           $  (0.04)
                                              ========           ========
  Diluted                                     $   0.01           $  (0.04)
                                              ========           ========

Weighted average common shares outstanding:
  Basic                                         40,159             35,777
                                              ========           ========
  Diluted                                       48,755             35,777
                                              ========           ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            Focus Enhancements, Inc.
                 Condensed Consolidated Statements Of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)


                                            Nine Months ended September 30,
                                            -------------------------------
                                                2003              2002
                                            ------------      -------------
Net product revenues                          $ 19,153           $ 12,602
Contract revenues                                   --                759
                                              --------           --------
  Total net revenues                            19,153             13,361

Cost of revenues:
  Products                                      12,312              8,099
  Contract                                          --                499
                                              --------           --------
  Total cost of revenues                        12,312              8,598
                                              --------           --------

  Gross profit                                   6,841              4,763
                                              --------           --------
Operating expenses:
  Sales, marketing and support                   3,190              3,857
  General and administrative                     1,230              1,638
  Research and development                       3,174              3,007
  Amortization expense                             436                725
  Restructuring (recovery) expense                 (29)                96
                                              --------           --------

     Total operating expenses                    8,001              9,323
                                              --------           --------

     Loss from operations                       (1,160)            (4,560)

  Interest expense, net                           (150)              (174)
  Other income, net                                104                 24
                                              --------           --------

     Loss before income taxes                   (1,206)            (4,710)

  Income tax expense                                 2                 --
                                              --------           --------

     Net loss                                 $ (1,208)          $ (4,710)
                                              ========           ========

Loss per common share:
  Basic                                       $  (0.03)          $  (0.13)
                                              ========           ========
  Diluted                                     $  (0.03)          $  (0.13)
                                              ========           ========

Weighted average common shares outstanding:
  Basic                                         38,150             35,428
                                              ========           ========
  Diluted                                       38,150             35,428
                                              ========           ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            Focus Enhancements, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                 Nine Months Ended September 30,
                                                                                 -------------------------------
                                                                                     2003              2002
                                                                                 ------------      -------------
Cash flows from operating activities:
Net loss                                                                           $(1,208)           $(4,710)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                        571                950
  Amortization of deferred compensation expense                                         --                 91
  Gain on debt settlement                                                              (95)              (311)
  Warrant issue expense                                                                 --                573
  Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable                                     (2,980)             1,014
     Decrease (increase) in inventories                                             (1,875)             1,453
     Decrease (increase) in prepaid expenses and other assets                         (147)                23
     Increase (decrease) in accounts payable                                         2,611             (1,470)
     Increase (decrease) in accrued liabilities                                        168               (364)
     Payment of legal judgement                                                         --             (2,073)
                                                                                   -------            -------

  Net cash used in operating activities                                             (2,955)            (4,824)
                                                                                   -------            -------

Cash flows from investing activities:
  Decrease in restricted collateral deposit                                             --              2,363
  Acquisition of developed technology                                                  (57)                --
  Additions to property and equipment                                                  (89)               (64)
                                                                                   -------            -------

Net cash provided by (used in) investing activities                                   (146)             2,299
                                                                                   -------            -------

Cash flows from financing activities:
  Repayment of convertible notes payable to shareholder                                 --               (145)
  Payments under capital lease obligations                                             (37)               (31)
  Net proceeds from private offerings of common stock                                1,924              2,435
  Net proceeds from exercise of common stock options/warrants                        2,107                537
                                                                                   -------            -------

Net cash provided by financing activities                                            3,994              2,796
                                                                                   -------            -------

Net increase in cash and cash equivalents                                              893                271
Cash and cash equivalents at beginning of period                                     1,310                449
                                                                                   -------            -------
Cash and cash equivalents at end of period                                         $ 2,203            $   720
                                                                                   =======            =======

Supplemental Cash Flow Information:
  Interest paid                                                                    $    --            $   280
  Income taxes paid                                                                      2                 --
  Common stock issued in connection with acquisition of DVUnlimited                     50                 --
  Conversion of accounts payable to common stock                                        --                 23

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            Focus Enhancements, Inc.
              Notes To Unaudited Consolidated Financial Statements

1.  Basis of Presentation - Interim Financial Information

    The condensed consolidated financial statements of Focus Enhancements, Inc. ("the Company" or "Focus") as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

    In  the  opinion  of  management,   the  condensed   consolidated  financial
statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position, operating results and cash flows for interim periods presented. The results of operations and cash flows for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for any future period. All intercompany accounts and transactions have been eliminated upon consolidation.

    Accounting Period

    The Company's fiscal year ends on December 31 and the interim quarters end on the Sunday closest to the end of each calendar quarter. For convenience, the accompanying interim condensed consolidated financial statements are shown as ending on September 30.

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

                            Focus Enhancements, Inc.
              Notes To Unaudited Consolidated Financial Statements

                                                       Three months ended          Nine months ended
                                                          September 30,               September 30,
                                                  --------------------------   ---------------------------
                                                      2003           2002          2003           2002
                                                  -----------   ------------   ------------   ------------
Net income (loss) reported under APB 25           $       532   $     (1,544)  $     (1,208)  $     (4,710)

Add: Stock-based employee compensation
 expense included in reported net loss                     --             30             --             91

Deduct: Total stock-based employee
 compensation expense determined under
 fair value based method for all awards                  (276)          (259)          (670)          (636)
                                                  -----------   ------------   ------------   ------------

Pro forma net income (loss)                       $       256   $     (1,773)  $     (1,878)  $     (5,255)
                                                  ===========   ============   ============   ============

Basic income (loss) per share, as reported        $      0.01   $      (0.04)  $      (0.03)  $      (0.13)
                                                  ===========   ============   ============   ============
Basic income (loss) per share, pro forma          $      0.01   $      (0.05)  $      (0.05)  $      (0.15)
                                                  ===========   ============   ============   ============

Diluted income (loss) per share, as reported      $      0.01   $      (0.04)  $      (0.03)  $      (0.13)
                                                  ===========   ============   ============   ============
Diluted income (loss) per share, pro forma        $      0.01   $      (0.05)  $      (0.05)  $      (0.15)
                                                  ===========   ============   ============   ============

    Common stock equivalents have been excluded from all calculations of loss per share and pro forma loss per share for the periods presented because the effect of including them would be anti-dilutive.

2.  Management's Plans

    The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company reported net income of $532,000 for the three months ended September 30, 2003, for the nine months ended September 30, 2003 and the year ended December 31, 2002, the Company incurred a net loss of $1,208,000 and $5,957,000, and net cash used in operating activities totaled $2,955,000 and $5,004,000, respectively. These factors indicate that the Company may potentially be unable to continue as a going concern. Additionally, our auditors have included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2002 with respect to uncertainties about our ability to continue as a going concern.

    The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and to achieve sustained profitability and significant positive cash flows.

    The Company has historically met cash needs from the proceeds of debt, the sale of common stock in private placements, and the exercise of stock options and warrants. Management continues to assess its product lines in light of technology trends and economic conditions, to identify how to enhance existing product lines or create new distribution channels. In addition, the Company is developing and expects to announce at least one more new product during the fourth quarter of 2003.

    During 2002, management took steps to continue to reduce costs, including the reduction of its personnel by 9% in April 2002 and the closure of its Chelmsford, MA office on September 30, 2002, (resulting in a $96,000 restructuring charge). Additionally, in September 2002, the Company furloughed 7% of its personnel and subsequently terminated such personnel in December 2002. At September 30, 2003, $35,000 of the restructuring reserve remained.

                            Focus Enhancements, Inc.
              Notes To Unaudited Consolidated Financial Statements

    Even with the reduction in expenses related to the restructuring and an expected increase in sales, the Company determined late in the second quarter of 2003, that it would need to raise additional funds to support its working capital needs and meet existing debt obligations. In connection with that need, on July 2, 2003, the Company raised net proceeds of approximately $1.9 million in a private placement transaction with independent third parties through the issuance of 2,200,000 shares of the Company's common stock.

    Although the Company reported net income of $532,000 for the three months ended September 30, 2003 and cash of $2.2 million at September 30, 2003, there is no assurance that management's plans will be successful or if successful, that they will result in the Company continuing as a going concern.

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

    In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no financial instruments which meet these requirements.

    In April 2003 the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying derivative to conform it to language used in FASB Interpretation FIN No. 45, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of the Statement, except those related to forward purchases or sales of "when-issued" securities, should be applied prospectively. The Company currently has no instruments that meet the definition of a derivative, and therefore, the adoption of this Statement will have no impact on the Company's financial position or results of operations.

   In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities that either: (i) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 originally required disclosure of Variable Interest Entities (VIEs) in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (i) the company will be the primary beneficiary of an existing VIE that will require consolidation, or (ii) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE. In October 2003 the FASB elected to defer the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before

February 1, 2003. A public entity need not apply the provisions of FIN 46 to an interest held in a variable interest entity until the end of the first interim or annual period ending after December 31, 2003. The adoption of FIN 46 is not expected to have an impact on the Company's financial statements.

4.  Inventories

    Inventories are stated at lower of cost (first-in, first-out) or market (in thousands):

                                   September 30,    December 31,
                                       2002             2003
                                      ------           ------
    Raw materials                     $1,856           $1,383
    Work in process                       98              116
    Finished goods                     2,271              851
                                      ------           ------
    Totals                            $4,225           $2,350
                                      ======           ======

5.  Intangible Assets

    Intangible assets consisted of the following as of (in thousands):

                                               September 30, 2003                        December 31, 2002
                                      -----------------------------------     -------------------------------------
                                        Gross                                   Gross
                                      Carrying      Accumulated               Carrying      Accumulated
                                       Amount       Amortization      Net      Amount       Amortization       Net
                                       ------       ------------      ---      ------       ------------       ---
      Intangible assets:
         Tradename                    $   176         $    119      $   57    $    176         $   86       $   90
         Existing Technology (1)        1,995            1,279         716       1,888            925          963
                                      -------         --------      ------    --------         ------       ------

      Total                           $ 2,171         $  1,398      $  773    $  2,064         $1,011       $1,053
                                      =======         ========      ======    ========         ======       ======

      Estimated Future Amortization Expense:
      For the three months ending December 31, 2003    $  138
      Year ending  December  31, 2004                     552
      Year ending  December 31, 2005                       57
      Year ending December 31, 2006                        26
                                                       ------
                                                       $  773
                                                       ======

      (1) In September 2003, the Company acquired the intangible assets of DVUnlimited, a sole proprietorship, located in Budapest, Hungary. The total purchase price was $107,000, consisting of cash, common stock and related legal costs. This amount has been added to existing technology and will be amortized over a period of three years.

6.  Commitments

    Convertible Promissory Notes

    Convertible promissory notes payable at September 30, 2003 and December 31, 2002 consists of three promissory notes totaling $3,867,000, payable to Carl Berg, a Company director and shareholder. These notes were amended on April 28, 2003, to provide for an extension of the maturity dates to November 25, 2004. The notes bear interest at prime plus 1%, payable quarterly, and are collateralized by substantially all of the assets of the Company. The Company is obligated, under certain circumstances, including at the mutual election of Mr. Berg and the Company, to convert the outstanding balances of the notes, and any unpaid interest, into shares of Focus common stock or preferred stock, as specified in the respective note agreements. In September 2003, Mr. Berg agreed to convert such debt and accrued interest, which totaled approximately $4.3 million at September 30, 2003, into preferred and common stock based on the conversion terms of the respective notes. As of September 30, 2003, the conversion would result in the issuance of approximately 2,178,433 shares of common stock and 1,257 shares of preferred stock convertible into 1,257,000 shares of common stock. The conversion is expected to be completed as soon as practical, but in no event sooner than March 2004.

    General

    From time to time, the Company is party to certain claims and legal proceedings that arise in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the Company's financial position or results of operations.

    The Company indemnifies its customers from third party claims alleging patent or copyright infringement relating to the use of the Company's products. Such indemnification provisions are accounted for in accordance with SFAS No. 5 and are generally limited to the amount paid by the customer. Historically, costs related to these indemnification arrangements have not been significant.

7.  Stockholders' Equity

Preferred Stock

    The Company is obligated, under certain circumstances, including at the mutual election of Mr. Berg and the Company, to convert certain of the outstanding balances of convertible notes payable to Mr. Berg, and any unpaid interest, into shares of Focus preferred stock. As of September 30, 2003, approximately 1,257 shares of preferred stock and 2,178,433 shares of common stock were subject to issuance to Mr. Berg pursuant to the convertible notes payable agreements. See "Note 6. Commitments - Convertible Promissory Notes."

Common Stock

    On January 11, 2002, the Company completed the sale of 2,434,490 shares of its common stock in a private placement to four independent third parties, receiving proceeds of approximately $2,435,000, net of offering costs of $314,000. Additionally, the Company incurred $182,000 of costs during 2001 in connection with this offering (including costs associated with the subsequent registration of the shares), resulting in total offering costs of $496,000. The shares were sold at a 20% discount to the 20-day average closing bid prices of the Company's common stock as of December 27, 2001, the date an agreement in principle was reached by the parties. In connection with the private placement, the Company issued warrants to the four investors to purchase a total of 367,140 shares of common stock at an exercise price of $1.36 per share. Additionally, in connection with the efforts of vFinance Investments Inc. to find investors in the private placement, the Company issued warrants to vFinance Investments Inc. to purchase a total of 123,690 shares of common stock at an exercise price of $1.36 per share. Tim Mahoney, a member of the Company's Board of Directors is the Chairman and COO of vFinance, Inc., the parent company of vFinance Investments Inc.

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

    On July 2, 2003, the Company completed the sale of 2,200,000 shares of its common stock in a private placement to two independent third parties, receiving proceeds of approximately $1,924,000, net of offering costs of $276,000. The shares were sold at an approximate 20% discount to the 5-day average closing bid prices of the Company's common stock prior to closing. In connection with the private placement, the Company issued warrants to the two investors and a placement agent to purchase a total of 467,500 shares of common stock at an exercise price of $1.44 per share.

    As  of  September  30,  2003,  the  Company  was  obligated   under  certain
circumstances, to issue the following additional shares of common stock :

  Warrants to purchase common stock                                 1,157,950
  Options to purchase common stock                                  5,413,267
  Notes payable convertible into common stock                       2,178,433
  Preferred Stock convertible into common stock                     1,904,000
                                                                   ----------
       Total shares of common stock obligated, under
        certain circumstances, to issue                            10,653,650
                                                                   ==========


8.   Related Party Transactions

    In February 2003, the Company engaged vFinance Consulting to assist the Company with the preparation of a strategic business plan. Tim Mahoney, a member of the Company's Board of Directors, is the Chairman and COO of vFinance, Inc., the parent company to vFinance Consulting. In connection with the preparation of the business plan, the Company incurred consulting expenses of $50,000 for the nine months ended September 30, 2003, which is included in general and administrative expenses.

    The Company has also engaged vFinance Consulting, from July 1, 2003 to September 30, 2003, to act as the Company's exclusive financial advisor, for the purpose of merger and acquisition services. In connection with such financial advisory services, the Company incurred consulting expenses of $22,500 for the three months ended September 30, 2003, which is included in general and administrative expenses. The consulting agreement was extended, by mutual agreement, through December 31, 2003. If vFinance Consulting assists in the successful completion of a qualifying transaction under the engagement, the Company will pay vFinance Consulting a success fee depending on the total value of the transaction of (i) no less than $100,000 and up to 2% of the total value of the transaction; and (ii) no less than 30,000 and up to 80,000 shares of Focus common stock.

    In connection with its efforts to find investors for the Company in the private placement completed on July 2, 2003, vFinance Investments Inc. received $137,500 and out-of-pocket expenses, including legal fees, of $27,500. Tim Mahoney is a principal in vFinance Investments Inc. In connection with its efforts to find investors in the private placements for the Company completed on January 11, 2002 and November 25, 2002, vFinance Investments Inc., received $275,000 in cash and a warrant to purchase 123,690 shares of common stock of Focus at $1.36 per share and $70,000 in cash and a warrant to purchase 40,000 shares of common stock of Focus at $1.20 per share, respectively. All such cash payments to vFinance Investments Inc., were recorded as reductions of the proceeds received from the private placements.

    Carl Berg, a Company director and shareholder, has provided Samsung Semiconductor Inc., the Company's contracted ASIC manufacturer, with a personal guarantee to secure the Company's working capital requirements for ASIC purchase order fulfillment. See also "Note 6. Commitments - Convertible Promissory Notes."

9.   Significant Customers

    For the three and nine month periods ended September 30, 2003, one customer represented 64% and 36% of the Company's total revenues, respectively. Two customers accounted for 68% of the Company's accounts receivable balance (54% and 14% respectively) at September 30, 2003.

    No customer accounted for greater than 10% of total revenue for the quarter ended September 30, 2002. One customer accounted for 11% of total revenue for the nine months ended September 30, 2002.

    As of December 31, 2002, three customers represented approximately 41% of the Company's accounts receivable balance (21%, 10% and 10% respectively).

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

Results of Operations

Net Revenues

    Net revenues for the three-months ended September 30, 2003 were $10,762,000 as compared with $4,091,000 for the three-month period ended September 30, 2002, an increase of $6,671,000, or 163%. Net revenues for the nine-months ended
September 30, 2003 were $19,153,000 as compared with $13,361,000 for the nine-months ended September 30, 2002, an increase of $5,792,000 or 43%.

    For the three-months ended September 30, 2003, net sales of system products (professional and consumer) to distributors, retailers and VAR's were approximately $3,355,000 as compared to $3,639,000 for the same period in 2002, a decrease of $284,000 or 8%. For the nine-months ended September 30, 2003, net sales of system products (professional and consumer) to distributors, retailers and VAR's were approximately $10,429,000 as compared to $11,117,000 for the same period in 2002, a decrease of $688,000 or 6%. The decrease between comparison periods is primarily the result of a decrease in sales of our consumer products as a result of reduced educational spending due to budgetary constraints at the state and local level, offset by increased sales of the Company's newest product introductions, including FireStore. Consumer product sales decreased approximately $850,000, between the nine-month comparison periods.

    For the three-months ended September 30, 2003, net sales of semiconductor products to distributors and OEM customers, were approximately $7,407,000, as compared to $452,000 for the same period in 2002, an increase of $6,955,000 or 1,539%. For the nine-months ended September 30, 2003, net sales of semiconductor products to distributors and OEM customers, which includes contract revenues, were approximately $8,724,000 as compared to $2,244,000 for the same period in 2002, an increase of $6,480,000 or 289%. The increase in OEM sales for the three-
                                       13
month comparison periods is primarily attributable to increased sales of our semiconductor chips, resulting primarily from the inclusion of our FS454 semiconductor chip in Microsoft's Xbox. The increase in OEM sales for the nine-month comparison periods is also attributable to the inclusion of our FS454 semiconductor chip in Microsoft's Xbox, and as a result of the Company reporting contract revenues of $759,000 for the nine-months ended September 30, 2002, while no contract revenues were reported for the nine-months ended September 30, 2003. Contract revenues related to the development of an Application Specific Integrated Circuit (ASIC) for a third party that began in June 2001 and finished in June 2002. Under this development contract the Company recorded total revenues of $2.1 million.

    As of September 30, 2003, the Company had a sales order backlog of approximately $3,251,000, compared to $6,793,000 as of June 30, 2003, a decrease of $3,542,000. Backlog for the third quarter of 2002 was $212,000. Backlog consists primarily of semiconductor chip orders, including FS454 orders from Microsoft and FireStore orders. The decrease in backlog between the third quarter and second quarter of 2003, is primarily the result of the seasonality of Microsoft's ordering. The increase between the third quarter of 2003 and the third quarter of 2002, is a result of newly introduced products, both, from our customers, in which our semiconductor chips are included, and new introductions from us. See Risk Factors - "Backlog should not be construed as indicative of future revenue or performance".

Cost of Goods Sold

    Cost of goods sold were $7,469,000, or 69% of net sales, for the three-months ended September 30, 2003, as compared with $2,659,000, or 65% of net sales, for the three-months ended September 30, 2002, an increase of $4,810,000 or 181%. The Company's gross profit margin for the third quarters of 2003 and 2002 were 31% and 35%, respectively. The majority of the decrease in the Company's gross profit margin is related to significantly lower than average gross profit margins (below 30 percent), on the Company's FS454 chip sales to Microsoft. Cost of goods sold were $12,312,000, or 64% of net sales, for the nine-months ended September 30, 2003, as compared with $8,598,000, or 64% of net sales, for the nine months ended September 30, 2002, an increase of $3,714,000 or 43%. The Company's gross profit margin for the nine-month periods of 2003 and 2002 was 36%. The Company's gross profit margins were flat between nine month comparison periods, as a result of a combination of lower than average gross profit margins on the Company's FS454 chip sales to Microsoft offset by reduced manufacturing expenses as the Company reduced its personnel expenditures, primarily headcount, and as a result of improved pricing on certain of its products.

Sales, Marketing and Support Expenses

    Sales, marketing and support expenses were $1,103,000, or 10% of net revenues, for the three-months ended September 30, 2003, as compared with $1,141,000, or 28% of net revenues, for the three-months ended September 30, 2002, a decrease of $38,000 or 3%. Sales, marketing and support expenses were $3,190,000, or 17% of net revenues, for the nine-months ended September 30, 2003, as compared with $3,857,000, or 29% of net revenues, for the nine-months ended September 30, 2002, a decrease of $667,000 or 17%. The decrease in sales, marketing and support expenses in absolute dollars is primarily the result of lower staffing, and reduced marketing and advertising expenses.

General and Administrative Expenses

    General and administrative expenses for the three-months ended September 30, 2003 were $417,000 or 4% of net revenues, as compared with $423,000 or 10% of net revenues for the three-months ended September 30, 2002, a decrease of $6,000 or 1%. General and administrative expenses for the nine-months ended September 30, 2003 were $1,230,000 or 6% of net revenues, as compared with $1,638,000 or 12% of net revenues for the nine-months ended September 30, 2002, a decrease of $408,000 or 25%. For the nine-month period, general and administrative expenses decreased as the nine months ended September 30, 2002 included CEO relocation expenses of $65,000, a $238,000 charge associated with the issuance of warrants in connection with consulting services and an additional $54,000 of bad debt expense.

Research and Development Expenses

    Research and development expenses for the three-months ended September 30, 2003 were approximately $1,070,000 or 10% of net revenues, as compared with $1,042,000 or 25% of net revenues for the three-months ended September 30, 2002, an increase of $28,000 or 3%. Research and development expenses for the nine-months ended September 30, 2003 were approximately $3,174,000 or 17% of net revenues, as compared with $3,007,000 or 23% of net revenues for the nine-months ended September 30, 2002, an increase of $167,000 or 6%. The increase in research and development expenses between the nine-month comparison periods is primarily because no engineering work was performed under contract for the nine months ended September 30, 2003 and, as such, no research and development personnel expenses were allocated to costs of sales during such period.

Amortization

      Amortization expense for the three-month period ended September 30, 2003 was $132,000 or 1% of net revenues, as compared with $217,000 or 5% of net revenues, for the three-months ended September 30, 2002, a decrease of $85,000 or 39%. Amortization expense for the nine-month period ended September 30, 2003 was $436,000 or 2% of net revenues, as compared with $725,000 or 5% of net revenues, for the nine-months ended September 30, 2002, a decrease of $289,000 or 40%. The decrease in the three and nine month comparison periods is primarily due to the Company's adoption of FAS 142 on January 1, 2002, under which goodwill is no longer amortized (See also "Note 1. Basis of Presentation - Interim Financial Information - Stock Compensation Plans") and as a result of the Company completing amortization of its remaining capitalized software development expenses.


Restructuring Expenses

    The Company reduced its restructuring expense accrual in the nine-month period ended September 30, 2003, by $29,000 as it was able to settle amounts due on the closure of its Chelmsford facility for an amount less than originally estimated. For the three and nine months ended September 30, 2002, the Company recorded restructuring expenses totaling $96,000 related to the closure of its Chelmsford, MA, facility.

Interest Expense, Net

    Net interest expense for the three-month period ended September 30, 2003 was $46,000, or less than 1% of net revenues, as compared to $57,000, or 1% of net revenues, for the three-months ended September 30, 2002, a decrease of $9,000. Net interest expense for the nine-month period ended September 30, 2003 was $150,000, or 1% of net revenues, as compared to $174,000, or 1% of net revenues, for the nine-months ended September 30, 2002, a decrease of $24,000. The decrease in interest expense is primarily attributable to lower interest rates between comparison periods.

Other Income, Net

    Net other income for the three-month period ended September 30, 2003 was $7,000, or less than 1% of net revenues, as compared to none for the three-months ended September 30, 2002, an increase of $7,000. Net other income for the nine-month period ended September 30, 2003 was $104,000, or 1% of net revenues, as compared to $24,000, or less than 1% of net revenues, for the nine-months ended September 30, 2002, an increase of $80,000.

    Other income for the three and nine months ended September 30, 2003 is primarily comprised of the settlement of debts for less than original amounts.

    Other expense for the nine-months ended September 30, 2002 is primarily comprised of a charge of $334,000 related to the repricing of warrants associated with the termination of an equity line of credit offset by gains on the settlement of debts for less than original amounts of $360,000.

Liquidity and Capital Resources

    The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company reported net income of $532,000 for the three months ended September 30, 2003, for the nine months ended September 30, 2003 and the year ended December 31, 2002, the Company incurred net losses of $1,208,000 and $5,957,000, respectively, and net cash used in operating activities of $2,955,000, and
$5,004,000, respectively. These factors indicate that the Company may potentially be unable to continue as a going concern.

    The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and to achieve sustained profitability and significant positive cash flows.

    Since inception, the Company has financed its operations primarily through the public and private sale of common stock, proceeds from the exercise of options and warrants, short-term borrowing from private lenders, and favorable credit arrangements with vendors and suppliers.

    Net cash used in operating activities for the nine-month periods ended September 30, 2003 and 2002 was $2,955,000 and $4,824,000, respectively. In the first nine months of 2003, net cash used in operating activities consisted primarily of a net loss of $1,208,000 adjusted for depreciation and amortization of $571,000, an increase in accounts payable of $2,611,000 and accrued liabilities of $168,000 offset by an increase in accounts receivable of $2,980,000 and inventories of $1,875,000. In the first nine months of 2002, net cash used in operating activities consisted primarily of a net loss of $4,170,000 adjusted for depreciation and amortization of $950,000, warrant issue expense of $573,000 and gain on debt settlement totaling $311,000, a decrease in accounts payable of $1,470,000 and payment of legal judgment of $2,073,000, partially offset by an decrease in accounts receivable of $1,014,000 and a decrease in inventories totaling $1,453,000.

    One customer accounted for 64% of the Company's revenue for the quarter ended September 30, 2003. Two customers accounted for 68% of the Company's accounts receivable balance (54% and 14% respectively) at September 30, 2003. See "Risk Factors - We depend on a few customers for a high percentage of our revenues and the loss of any one of these customers could result in a substantial decline in our revenues and profits."

    We expect that our operating cash flows may fluctuate in future periods as a result of fluctuations in our operating results, shipment linearity and accounts receivable collections, inventory management, and the timing of payments among other factors.

    Net cash used by investing activities for the nine-months ended September 30, 2003 was $146,000, as compared to net cash provided by investing activities for the nine-months ended September 30, 2002 of $2,299,000. For the first nine months of 2003, net cash used in investing activities was related to the purchase of property and equipment of $89,000 and the acquisition of intangible assets from DVUnlimited, which resulted in a net cash outflow of $57,000. For the first nine months of 2002, net cash provided by investing activities resulted principally from the decrease in restricted collateral deposit of $2,363,000, offset by the purchase of property and equipment of $64,000.

    Net cash provided by financing activities for the nine-month periods ended September 30, 2003 and 2002 was $3,994,000 and $2,796,000, respectively. In the first nine months of 2003, the Company received $1,924,000 in net proceeds from private offerings of common stock and $2,107,000 from the exercise of common stock options and warrants, which were partially offset by payments under capital lease obligations. In the first nine months of 2002, the Company received $2,435,000 in net proceeds from private offerings of common stock and $537,000 from the exercise of common stock options which were partially offset by $145,000 in repayments on convertible notes to a shareholder.

    As of September 30, 2003, the Company had working capital of $4,819,000, as compared to $1,551,000 at December 31, 2002, an increase of $3,268,000.

    The Company has incurred losses and negative cash flows from operations for the nine months ended September 30, 2003 and each of the two years in the period ended December 31, 2002 and as such has been dependent upon raising money for short and long-term cash needs through debt, proceeds from the exercise of options and warrants, and the sale of common stock in private placements. For the nine months ended September 30, 2003 and the year ended December 31, 2002, the Company received approximately $1,924,000 and $3,121,000 in net proceeds from private offerings of common stock, respectively.

   At September 30, 2003, the Company owed Mr. Berg approximately $4.3 million in principal and accrued interest on various notes. In September 2003, Mr. Berg agreed to convert such debt and accrued interest into preferred and common stock on conversion terms agreed to more than two years ago. As of September 30, 2003, the conversion would result in the issuance of approximately 2,178,433 shares of common stock and 1,257 shares of preferred stock convertible into 1,257,000 shares of common stock. The conversion is expected to be completed as soon as practical, but in no event sooner than March 2004.

    During 2002, management took steps to continue to reduce costs, including the reduction of its personnel by 9% in April 2002 and the closure of its Chelmsford, MA office on September 30, 2002, (resulting in a $96,000 restructuring charge). Additionally, in September 2002, the Company furloughed 7% of its personnel and subsequently terminated such personnel in December 2002. At September 30, 2003, $35,000 of the restructuring reserve remained.

    In addition to regularly reviewing its cost structure, management is continually reviewing its product lines to identify how to enhance existing or create new distribution channels. During the nine months ended September 30, 2003, the Company released four new products. Additionally, the Company is developing and expects to announce at least one more new product during the fourth quarter of 2003. There can be no assurances as to the amount of revenue these new products will produce. See "Risk Factors."

    Ultimate future capital requirements will depend on many factors, including cash flow from operations, continued progress in research and development programs, competing technological and market developments, and our ability to market our products successfully. Even with the reduction in expenses related to the restructuring and an expected increase in sales, the Company determined late in the second quarter of 2003, that it would need to raise additional funds to support its working capital needs and meet existing debt obligations. In connection with that need, on July 2, 2003, the Company raised net proceeds of approximately $1.9 million in a private placement transaction with independent third parties through the issuance of 2,200,000 shares of the Company's common stock.

    Although the Company reported net income of $532,000 for the three months ended September 30, 2003 and cash of $2.2 million at September 30, 2003, there is no assurance that management's plans will be successful or if successful, that they will result in the Company continuing as a going concern.

Effects of Inflation and Seasonality

         The Company believes that inflation has not had a significant impact on the Company's sales or operating results.

         Prior to fiscal 2003, the Company's business had not generally experienced substantial variations in annual revenues or operating income due to seasonality. The significant increase in our revenues during the nine months ended September 30, 2003 over the comparable period in 2002 was a result of the Microsoft's inclusion of our FS454 semiconductor chip in its Xbox product. For fiscal 2003, a substantial portion of our semiconductor revenues is subject to risks associated with the sales of certain end products at retail that are seasonal, with a large majority of retail sales occurring during the period of September through December. As a result, our 2003 annual operating results will depend on the successful sales in the relatively brief holiday season of the end user products in which our in which our semiconductor products are used, including Microsoft's Xbox. Furthermore, the volume of work for such customers is likely to vary from year to year and is subject to risks of non-renewal.

Summary of Certain Contractual Obligations as of September 30, 2003

                                         Amount of Commitment Expiration Per Period
                                                      (in thousands)
                                    ---------------------------------------------------
                                              Less Than                         After 5
                                     Total      1 year   1-3 Years  4-5 Years    Years
                                    -------     ------   --------   --------     ------
Notes payable to stockholder        $ 3,867     $   --     $3,867     $   --     $   --
Capital leases                            8          8         --         --         --
Operating leases                        917        139        776          2         --
                                    -------     ------     ------     ------     ------
  Total                             $ 4,792     $  147     $4,643     $    2     $   --
                                    =======     ======     ======     ======     ======

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

    In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no financial instruments which meet these requirements.

    In April 2003 the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying derivative to conform it to language used in FASB Interpretation FIN No. 45, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of the Statement, except those related to forward purchases or sales of "when-issued" securities, should be applied prospectively. The Company currently has no instruments that meet the definition of a derivative, and therefore, the adoption of this Statement will have no impact on the Company's financial position or results of operations.

   In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities that either: (i) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 originally required disclosure of Variable Interest Entities (VIEs) in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (i) the company will be the primary beneficiary of an existing VIE that will require consolidation, or (ii) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE. In October 2003 the FASB elected to defer the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. A public entity need not apply the provisions of FIN 46 to an interest held in a variable interest entity until the end of the first interim or annual period ending after December 31, 2003. The adoption of FIN 46 is not expected to have an impact on the Company's financial statements.


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

As of September 30, 2003, we had an accumulated deficit of $62,531,000. Although we recorded net income of $532,000 for the three months ended September 30, 2003, we incurred net losses of $1,208,000, $5,957,000 and $6,658,000 for the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001, respectively. Although we were profitable for the third quarter of 2003, there can be no assurance that we will remain profitable in subsequent quarters. Additionally, our auditors have included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2002 with respect to uncertainties about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

A significant portion of our revenues is from products that are designed for consumer goods that have seasonal sales.

A significant portion of our revenues is subject to risks associated with the sales of certain end products at retail that are seasonal, with a majority of retail sales occurring during the period of September through December. As a result, our annual operating results with respect to sales of our semiconductor chips designed into newly introduced products, including Microsoft's Xbox depend, in large part, on sales during the relatively brief holiday season.

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

Historically, we have met our short-and long-term extra cash needs through debt and the sale of common stock in private placements because cash flow from operations has been insufficient to fund our operations. Set forth below is information regarding net proceeds received recently:

                                Private Offerings Of    Issuance      Exercise of Stock
                                    Common Stock         of Debt    Options and Warrants
                                    ------------         -------    --------------------
  First nine months of 2003          $1,924,000                --         $2,108,000
  Fiscal 2002                        $3,121,000                --           $625,000
  Fiscal 2001                                --        $2,650,000           $199,000

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

At September 30, 2003, we had 41,295,762 and 1,904 shares of common and preferred shares issued and outstanding, respectively, and 1,157,950 warrants and 5,413,267 options that are exercisable into shares of common stock. The 1,904 shares of preferred stock are convertible into 1,904,000 shares of our common stock. Furthermore, we may grant 376,901 additional stock options to our employees, officers, directors and consultants under our current stock option plans. We also may issue additional shares in acquisitions. Any additional grant of options under existing or future plans or issuance of shares in connection with an acquisition, will further dilute existing stockholders.

In addition, in September 2003, Mr. Carl Berg agreed to convert his approximate $4.3 million of debt and accrued interest into preferred and common stock on conversion terms agreed to more than two years ago. As of September 30, 2003, the conversion would result in the issuance of approximately 2,178,433 shares of common stock and 1,257 shares of preferred stock convertible into 1,257,000 shares of common stock. Due to a recently negotiated sale of a portion of

Mr. Berg's position in FOCUS Enhancements to an institutional investor, the conversion is expected to be completed as soon as practical, but in no event sooner than March 2004, which is six months from the date of the recent sale, the earliest date permitted by SEC Section 16(b) and appropriate securities laws.

We are dependent upon a significant stockholder to meet our interim financing needs.

We have relied upon the ability of Carl Berg, a director and significant owner of our common stock for interim financing needs. As of September 30, 2003, we had an aggregate of approximately $4.3 million in debt and accrued interest outstanding to Mr. Berg. Additionally, Mr. Berg has provided Samsung Semiconductor Inc., the Company's contracted ASIC manufacturer, with a personal guarantee to secure the Company's working capital requirements for ASIC purchase order fulfillment. There can be no assurances that Mr. Berg will continue to provide such interim financing or personal guarantees, should we need additional funds or increased credit facilities with our vendors.

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

We depend on a few customers for a high percentage of our revenues and the loss or failure to pay of any one of these customers could result in a substantial decline in our revenues and profits.

For the three and nine months ended September 30, 2003, one customer represented 64% and 36% of our total revenues, respectively. This customer also represents a significant portion of our backlog and anticipated revenue for the fourth quarter of 2003. Two customers, one of which is described in the preceding sentence, represented 68% of our accounts receivable balance (54% and 14%, respectively) as of September 30, 2003. We presently have no reason to believe that these customers lack the financial resources to pay us. We do not have long-term contracts requiring any customer to purchase any minimum amount of products. There can be no assurance that we will continue to receive orders of the same magnitude as in the past from existing customers or we will be able to market our current or proposed products to new customers. However, the loss of any of these identified or other major customers, the failure of any such identified customer to pay us, or to continue issuance of additional purchase orders would have a material adverse effect on our revenues, results of operation, and business as a whole absent the timely replacement of the associated revenues and profit margins associated with such business. Furthermore, many of our products are dependent upon the overall success of our customers' products, over which we often have no control.

Backlog should not be construed as indicative of future revenue or performance.

In the past we have experienced quarterly fluctuations in operating results due to the contractual nature of our business and the consequent timing of product orders. In addition, we have historically operated with a small amount of backlog and accordingly our revenues in any quarter have been substantially dependent upon orders booked in that quarter. However, as of September 30, 2003, our total backlog was approximately $3.3 million compared to $223,000 at December 31, 2002. There can be no assurance that the rate of growth in backlog will continue. Furthermore, only a small portion of our backlog is fully funded and many of our customers have the ability to delay delivery or cancel contracts, therefore, there can be no assurance that orders comprising the backlog will be realized as revenue. In any event, quarterly sales and operating results will be continue to be affected by the volume and timing of contracts received and performed within the quarter, which are difficult to forecast. Any significant deferral or cancellation of a contract could have a material adverse effect on our operating results in any particular period. Because of these factors, we believe that period-to-period comparisons of our operating results are not necessarily indicative of future performances.

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

As of September 30, 2003, we had been issued five patents and filed five provisional patent applications in the United States. Certain of these patents have also been filed and issued in countries outside the United States. We treat our technical data as confidential and rely on internal non-disclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect our proprietary information. There can be no assurance that these measures will adequately protect the confidentiality of our proprietary information or prove valuable in light of future technological developments.

Delays in product development could adversely affect our market position or customer relationships.

We have experienced delays in product development in the past and may experience similar delays in the future. Given the short product life cycles in the markets for our products, any delay or unanticipated difficulty associated with new product introductions or product enhancements could cause us to lose customers and damage our competitive position. Prior delays have resulted from numerous factors, such as:

    *     changing product specifications;

    *     difficulties in hiring and retaining necessary personnel;

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

We are required to maintain a minimum bid price of $1.00 per share for our common stock. Between January 1, 2003 and September 30, 2003, our stock closed below $1.00 a share on 64 of 186 trading days. On March 18, 2003, we were notified by the Nasdaq that our common stock did not meet the minimum bid price requirement to remain listed on the Nasdaq SmallCap Market. However, on May 21, 2003, we received notification from Nasdaq that the Company had regained compliance and the matter was now closed.

We must maintain stockholders' equity of $2,500,000. At September 30, 2003, we had total stockholders' equity of $7,116,000. To the extent we incur net losses and do not raise additional capital, our stockholders' equity will be reduced.

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

Our common stock price is volatile.

The market price for our common stock is volatile and has fluctuated significantly to date. For example, between October 1, 2002 and September 30, 2003, the per share price of our stock has fluctuated between $0.50 and $2.76 per share, closing at $2.72 at November 7, 2003. The trading price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to factors including the following:

    *     actual or anticipated variations in our quarterly operating results;

    * announcements of technological innovations, new sales formats or new products or services by us or our competitors;

    *     cyclical nature of consumer products using our technology;

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

If the adverse economic conditions in the State of California, the United States and throughout the world economy continue or worsen, we may continue to experience a material adverse impact on our business, operating results, and financial condition. We continue to take actions and charges to reduce our cost of sales and operating expenses in order to address these adverse conditions. A prolonged continuation or worsening of sales trends may require additional actions and charges to reduce cost of sales and operating expenses in subsequent quarters. We may be unable to reduce cost of sales and operating expenses at a rate and to a level consistent with such a future adverse sales environment. If we must undertake further expense reductions, we may incur significant incremental special charges associated with such expense reductions that are disproportionate to sales, thereby adversely affecting our business, financial condition and operating results. Continuing weakness in the economy could decrease demand for our products, increase delinquencies in payments and otherwise have an adverse impact on our business.

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

The recent outbreak of severe acute respiratory syndrome, or SARS, which has had particular impact in China, Hong Kong, and Singapore, could continue to have a negative effect on our operations. Our operations may be impacted by a number of SARS-related factors, including, among other things, disrupting operations at our turnkey manufacturer and certain of our distributors and customers located in those areas. If SARS re-emerges in the future, our international and domestic sales and operations could be harmed.

    Item 3. Quantitative and Qualitative Disclosures About Market Risk

    At September 30, 2003 we did not hold any short-term investments that would be exposed to market risk from adverse movements in interest rates.

    At September 30, 2003, we had three promissory notes payable to Carl Berg, a Company director and shareholder, totaling $3,867,000, bearing interest at prime plus 1%. If short-term interest rates were to increase 100 basis points (100 basis points equals 1%), the increased interest expense associated with these promissory notes would not have a material impact on our net loss and cash flows.

    Item 4. Controls and Procedures

         In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), we implemented disclosure controls and procedures pursuant to which management under the supervision and with the participation of the chief executive officer ("CEO") and chief financial officer ("CFO") carried out, as of the end of the period covered by this filing, a review and evaluation of the effectiveness of these controls and procedures. Based on this review, our CEO and CFO have concluded that our disclosure controls and procedures are effective in timely alerting them to material changes in information required to be included in our periodic Securities and Exchange Commission filings.

     During the Company's most recent quarter, there were no significant changes in our internal controls or in other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

General

    From time to time, the Company is party to certain other claims and legal proceedings that arise in the ordinary course of business of which, in the opinion of management, do not have a material adverse effect on the Company's financial position or results of operation.

Item 2. Changes in Securities and Use of Proceeds

     (a) (None)
     (b) (None)
     (c) and (d) On November 25, 2002, the Company completed the sale of 800,000 shares of its common stock in a private placement to two independent third parties, receiving proceeds of approximately $685,000, net of offering costs of $83,000. The shares were sold at an approximate 20% discount to the 20-day average closing bid prices of the Company's common stock as of November 24, 2002, the date an agreement in principle was reached by the parties. Additionally, in connection with the efforts of vFinance Investments Inc. to find investors in the private placement, the Company issued warrants to vFinance Investments Inc. to purchase a total of 40,000 shares of common stock at an exercise price of $1.20 per share. The shares were sold to accredited investors pursuant to an exemption from registration under the federal securities laws. We used the funds from the sale of the 800,000 shares of common stock for general corporate purposes.

                 The shares, including the underlying warrants, were subsequently registered on a Registration Statement on Form S-3 deemed effective on April 25, 2003. We did not receive any proceeds from the sale of shares by the selling stockholders pursuant to the Form S-3. However, we will receive funds from the exercise of warrants held by selling stockholders who pay the exercise price in cash. The warrants entitle the selling shareholders to purchase up to an aggregate of 40,000 shares of our common stock at a conversion price of $1.20 per share. We will receive the proceeds of any exercise of the warrants, which we will use for general corporate purposes. As of September 30, 2003, the 40,000 warrants registered pursuant to the Form S-3 had been exercised.

                 On July 2, 2003, the Company completed the sale of 2,200,000 shares of its common stock in a private placement to two independent third parties, receiving net proceeds of approximately $1.9 million. The shares were sold at an approximate 20% discount to the 5-day average closing bid prices of the Company's common stock prior to closing. In connection with the private placement, the Company issued warrants to the two investors and a placement agent to purchase a total of 467,500 shares of common stock at an exercise price of $1.44 per share. The shares were sold to accredited investors pursuant to an exemption from registration under the federal securities laws. We used the funds from the sale of the 2,200,000 shares of common stock for general corporate purposes.

                 The shares, including the underlying warrants, were subsequently registered on a Registration Statement on Form S-3 deemed effective on October 7, 2003. We did not receive any proceeds from the sale of shares by the selling stockholders pursuant to the Form S-3. However, we will receive funds from the exercise of warrants held by selling stockholders who pay the exercise price in cash. We will receive the proceeds of any exercise of the warrants, which we will use for general corporate purposes. As of September 30, 2003, none of the warrants registered pursuant to the Form S-3 had been exercised.

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

          Exhibit 31.1 - Rule 13a-14(a) Certification of CEO

          Exhibit 31.2 - Rule 13a-14(a) Certification of CFO


          Exhibit 32.1 - CEO  Certification Pursuant to the 18 U.S.C.
                         Section 1350

          Exhibit 32.2 - CFO  Certification Pursuant to the 18 U.S.C.
                         Section 1350

      (b) Reports on Form 8-K

          On July 7, 2003, Focus Enhancements, Inc. issued a press release announcing that it had closed a private placement of 2.2 million shares of Focus Enhancements common stock for gross proceeds of $2,200,000. In addition, Focus issued warrants for an additional 467,500 shares of common stock. Proceeds will be used to fund working capital and for general corporate purposes. vFinance Investments, Inc. and TN Capital Equities, Ltd. acted as placement agents in the transaction. In a separate development, on July 7, 2003, Focus Enhancements, Inc. issued a press release announcing that it had raised its revenue guidance for the remainder of 2003.

          On August 7, 2003, Focus Enhancements, Inc. issued a press release announcing it second quarter 2003 results.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



   November 12, 2003                            Focus Enhancements, Inc.
                                           -------------------------------------
                                                     Date Registrant

                                           By: /s/ Brett A. Moyer
                                              ----------------------------------
                                                   Brett A. Moyer
                                           Chief Executive Officer and President
                                               (Principal Executive Officer)


                                           By:/s/  Gary L. Williams
                                              ----------------------------------
                                                   Gary L. Williams
                                                Vice President of Finance,
                                                 Chief Financial Officer
                                              (Principal Accounting Officer)