Form 10-K
period 2003-12-31
FOCUS ENHANCEMENTS INC
filed 2004-03-16
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2003, or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: |X| No: |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes: |_| No: |X|

    Based on the closing sales price as of June 30, 2003 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $44,224,443.

    As of March 10, 2004, there were 43,177,902 shares of common stock outstanding.

    Document Incorporated by Reference: None.

                                     Part I
                         Item 1. Description of Business

Forward Looking Statements

Some of the statements contained or incorporated by reference in this Report, including those relating to our strategy and other statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions, are forward-looking statements within the meaning of Section 21E of the Exchange Act. These statements are not historical facts but instead represent only the Firm's expectations, estimates and projections regarding future events. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, the factors discussed in "Risk Factors" found elsewhere in this Report. The nature of our business makes predicting the future trends of revenues difficult. Caution should be used when extrapolating historical results to future periods.

Our actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any such forward-looking statements and, accordingly, readers are cautioned not to place undue reliance on such statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     After the merger, we put in place a new management team and executed a restructuring plan, which has significantly reduced our post-merger staffing in the areas of operations, marketing, customer support and finance. In September 2002, we closed our Chelmsford facility and Brett Moyer, our former Chief Operating Officer moved from Chelmsford to Campbell, California to accept the role as Focus' President and Chief Executive Officer.

     On January 28, 2004, we announced that we had entered into an Agreement and Plan of Reorganization (pursuant to Section 368(a)(1)(C) of the Internal Revenue
Code) to acquire substantially all the assets and assume certain liabilities of Visual Circuits Corporation (Visual Circuits), located in Minneapolis, Minnesota, solely in exchange for 3,805,453 shares of our voting common stock, subject to certain adjustments. Founded in 1991, Visual Circuits is a leading manufacturer and developer of integrated hardware, software and network products that manage, schedule, distribute, store and present digital video in commercial-market media applications. Visual Circuits' products are found worldwide in retail, entertainment, education and healthcare facilities and range from circuit boards to standard and high-definition network-storage media appliances. Its products are sold primarily through system integrators and commercial AV dealers. Visual Circuits' products are designed to serve both Pro AV and IT requirements. The acquisition is subject to the approval of Visual
Circuits' shareholders. The acquisition is anticipated to close by April 30, 2004, and will require approval and a declaration of effectiveness by the SEC of an S-4 registration statement covering the FOCUS Enhancements voting common shares to be issued to Visual Circuits.

     On March 2, 2004 we announced that we had completed the acquisition of COMO Computer & Motion GmbH (COMO), located in Kiel, Germany, through the issuance of approximately 795,000 shares of the our common stock. We may also issue an additional approximately 46,000 shares of our common stock, to COMO's shareholders in the event certain conditions are met at the end of fiscal 2004 and fiscal 2005. Founded in 1990, COMO manufactures and distributes digital video solutions. COMO's key products are Digital Media Management Server Systems, Hard Disk Video Recorder, Videomixer PCI Boards, and Videosignal Transcoder. COMO products are sold worldwide and can be found in Broadcast and Industrial Applications.

     Our executive offices are located at 1370 Dell Avenue, Campbell, CA 95008-6604 and our Semiconductor Group is located at 22867 Northwest Bennett Rd., Hillsboro, Oregon 97124. Focus' general telephone number is (408) 866-8300, and our Worldwide Web address is http://www.Focusinfo.com. Information contained on the Website is not part of this document.

Business Strategy

     In 2003, we continued to concentrate on the Semiconductor and System product groups. ASIC chip products are targeted for the scan conversion, commercial television, video conferencing, media gateway and set top boxes for the cable, Internet appliance, gaming, and home gateway industries. These are industries that require the best video conversion technology available in the market. We continue to design complete products for the professional audio video and home theater markets using our proprietary software and ASIC designs to deliver feature rich products to the market.

     During the years ended December 31, 2002 and 2001, the Company only had operations in the United States. During 2003, we established a semiconductor sales office in Taiwan, with a total of two employees. Property plant and equipment purchases to date have been insignificant. All orders taken by our Taiwan sales office are approved by our U.S. headquarters and shipped from the U.S.

    The following table summarizes revenue by geographic area (in thousands):

                                                   2003       2002       2001
                                                 -------    -------    -------
United States..................................  $21,066    $12,828    $18,170
Americas (excluding the United States).........      208        288        837
Europe.........................................    1,745      1,513      1,323
Asia...........................................    3,556      2,683      2,978
                                                 -------    -------    -------
     Total.....................................  $26,575    $17,312    $23,308
                                                 =======    =======    =======

Our Products

     We market two distinctive product lines: semiconductors and video system products. Our system products (professional and consumer) target video production and home entertainment and our semiconductor products target the video convergence market.

Semiconductor Products

     Our ASIC (Application Specific Integrated Circuit) chips are custom designed for a specific application rather than a general-purpose chip like a microprocessor. The use of ASIC chips improves performance over general-purpose CPUs, because the chips are "hardwired" to do a specific job. Our products provide solutions for customers who need high quality digital images on a television screen. The PC-to-TV video convergence market exists as a result of incompatibility between a PC's progressive scan image and the TV's interlace image. Our ASIC products include the FS400, FS450, FS453/4 and FS460 series used for scaling, mixing, blending, scan conversion, Internet TV and interactive TV applications. These chips, due to their features and applicability, are used in many of the Company's consumer systems products. The following is a listing of the many applications for our chips:

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

     In August of 2002, we announced the FS454. The FS454 is the latest chip in the series, and was designed for use in the Microsoft Xbox. Microsoft funded $2.1 million for the development of the FS454. In July of 2003, we began production shipments of the FS454 to Microsoft, just in time to meet the Microsoft's Xbox peak production period (August - November). Although we will continue shipments into first quarter of 2004, shipments will be at significantly reduced levels when compared to the third and fourth quarters of 2003. In January 2004, we were informed by Microsoft that we should not expect further orders for the FS454. Shipments of the FS454 in 2003, which were primarily to Microsoft, represented 37% of the Company's total net revenues. In addition to compatibility with the Microsoft Xbox, the FS454 has broad applications in other products that need TV-Out, such as PC's, media centers and media adaptors. The chip provides normal TV and HDTV outputs, has a small footprint, and has low power consumption for notebook PC requirements.

     During 2003, we have been developing UltraWide Band (UWB) technology for use in transmitting wireless video. We are a founding member of the Multiband OFDM Alliance (MBOA), which announced the formation of the MBOA Special Interest Group (SIG) at the Intel Developer Forum on February 18, 2004. We intend to develop chips and system products for this emerging market. During 2003, approximately 37% of our total research and development expenses have been invested in developing UWB technology. The Company anticipates that it will continue to invest a significant amount of its research and development efforts in UWB technology over the next two years. Based on its current development activities, the Company anticipates its first UWB production chip in the second half of 2005.

System Products

     Professional Products

     The professional product line provides a broad range of digital video solutions for the specialized video consumer, videographer and broadcast professional. Our product line includes products in the categories of Video Acquisition, Processing and Conversion, and Display and Distribution -- typical steps associated with video content production. Specific product functionality includes, recording video to disk, character generating, digital video mixing, digital video file conversion, and format/resolution scaling.

     Video Acquisition. FireStoreTM, is the first direct to disk converter that can format the DV video format into an instantly editable format for all major editing programs and record this to a standard an IEEE-1394 computer hard drive at the time of acquisition. During the 2003, we broadened the FireStore product line. In August 2003, we introduced the camera -mounted FireStore FS-3, and the FireStore DRDV-5000 variation, which we manufacture for JVC Corporation. In September 2003 we acquired DVUnlimited, a small Hungarian company to assimilate their digital video file conversion programs into the FireStore line, as a suite of utility software.

     The FireStore DR-DV5000 DV disk recorder was given the Vidy Award for Best of Show at this year's National Association of Broadcasters (NAB) Expo from the Videography Division of United Entertainment Media, which includes Videography, DigitalTV, Government Video and Digital Cinema magazines.

     Processing and Conversion. Post-acquisition intermediate steps in the video production process are served by our MXPro family of digital video mixers and our TitleMaker video titling products.

     Display and Distribution. On the presentation side of the Video production workflow, our CenterStage video processors bring high quality video to front or rear-projection, plasma, CRT, and LCD displays used in today's home theaters and professional presentation rooms. The CenterStage CS-1 received the Scaler Of The Year Award from The Perfect Vision magazine based on its performance, innovation and value. The CenterStage CS-HD received the EXCITE Award, given for Excellence in Custom-Install Products by CustomRetailer magazine.

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

Research and Development

     We continue to invest heavily in research and development. Of the $4.3 million invested on research and development in 2003, approximately 56% was in ASIC chip development and support activities, with the remainder to support new products for the professional and home theater markets.

Intellectual Property and Proprietary Rights

     As of March 10, 2004, we held four patents and one pending application (combining five previous provisional patent applications) in the United States. Certain of these patents have also been filed and issued in countries outside the United States. Historically, we have relied principally upon a combination of copyrights, common law trademarks and trade secret laws to protect the proprietary rights to products that we market under the FOCUS, Videonics and TView brand names.

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

Marketing and Sales Strategy

     Most electronic equipment manufacturers launch new technologies at industry conferences such as COMDEX, the International Consumer Electronics Show (CES), and the National Association of Broadcasters (NAB) Expo. In addition to attending these events, we also visit major conferences in our target markets. It is our experience that attendance at these conferences adds to our name recognition and market acceptance.

     In 2003, we continued to concentrate on the semiconductor and video system product lines. While we believe that the semiconductor market offers the best potential for future growth, we also recognize our video system products remain an important and substantial contributor to our growth. Our semiconductor products target the cable, Internet appliance, gaming and home entertainment industries. We plan to continue our marketing efforts and vigorously pursue the semiconductor market for its technology in 2004, building on our existing agreements in the TV, PC, Video Conferencing and Internet appliance markets. We also expect to concentrate our marketing efforts toward those OEMs which dominate their respective markets and which have the manufacturing, sales and distribution networks in place to capitalize on the forecasted growth for the TV-to-PC convergence products over the next five years.

Distribution

    In the United States and Canada, we market and sell our products through the following channels:

o        National  resellers such as Micro Center,  Fry's  Electronics,  and J&R
         Music World;

o National distributors such as Ingram Micro, D&H Distributing and DBL Distributing;

o        Third-party mail order resellers such as B&H Photo and CDW;

o        Video Value Added Resellers for ProAV Products;

o        Direct to our customers via our Web site;

o        Direct to our semiconductor customers, and

o        Sales through OEM relationships

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

     We provide customers with a one to three-year warranty on all products and will repair or replace a defective product still under warranty coverage. The majority of defective product returns are repaired or replaced and returned to customers within ten business days.

     Our semiconductor group provides application support to its customers through its own application engineers located both in the United States and in Taiwan as well as through application engineers employed by our representatives and distributors.

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

     We believe that the turnkey model is applicable to our higher-volume products, and that it helps lower inventory and staffing. Our three turnkey manufacturers accounted for approximately over 65% of our product manufacturing capabilities in 2003. One manufacturer, based in Taiwan, supplies set top box finished products. A manufacturer in Korea provides 100% of our ASIC production. Another manufacturer in California supplies certain of our professional products. Under the turnkey model, quality control is maintained through standardized quality assurance practices at the build site and random testing of finished products as they arrive at our fulfillment center. Management believes that the turnkey model helps us to lower inventory and staff requirements, maintain better quality control and product flexibility, achieve quicker product turns and improved cash flow.

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

Personnel

     As of December 31, 2003, we employed 77 people on a full-time basis, of whom 25 are in research and development, 21 in marketing and sales, 3 in customer support, 22 in operations, and 6 in finance and administration.

Backlog

     At December 31, 2003, we had a backlog of approximately $1,076,000 for products ordered by customers as compared to a backlog of $223,000 at December 31, 2002, an increase of $853,000 or 383%. We do not believe backlog for products ordered by customers is a meaningful indicator of sales that can be expected for a particular time period since the order patterns of our customers in the past have demonstrated that backlog is episodic. See also Risk Factors "Backlog should not be construed as indicative of future revenue or performance."

Recent Developments

     On January 28, 2004, we announced that we had entered into an Agreement and Plan of Reorganization (pursuant to Section 368(a)(1)(C) of the Internal Revenue
Code) to acquire substantially all the assets and assume certain liabilities of Visual Circuits Corporation (Visual Circuits), located in Minneapolis, Minnesota, solely in exchange for 3,805,453 shares of our voting common stock, subject to certain adjustments. Founded in 1991, Visual Circuits is a leading manufacturer and developer of integrated hardware, software and network products that manage, schedule, distribute, store and present digital video in commercial-market media applications. Visual Circuits' products are found worldwide in retail, entertainment, education and healthcare facilities and range from circuit boards to standard and high-definition network-storage media appliances. Its products are sold primarily through system integrators and commercial AV dealers. Visual Circuits' products are designed to serve both Pro AV and IT requirements. The acquisition is subject to the approval of Visual
Circuits' shareholders. The acquisition is anticipated to close by April 30, 2004, and will require approval and a declaration of effectiveness by the SEC of an S-4 registration statement covering the FOCUS Enhancements voting common shares to be issued to Visual Circuits.

     On March 2, 2004 we announced that we had completed the acquisition of COMO Computer & Motion GmbH (COMO), located in Kiel, Germany, through the issuance of approximately 795,000 shares of the our common stock. We may also issue an additional approximately 46,000 shares of our common stock, to COMO's shareholders in the event certain conditions are met at the end of fiscal 2004 and fiscal 2005. Founded in 1990, COMO manufactures and distributes digital video solutions. COMO's key products are Digital Media Management Server Systems, Hard Disk Video Recorder, Videomixer PCI Boards, and Videosignal Transcoder. COMO products are sold worldwide and can be found in Broadcast and Industrial Applications.

     These acquisitions will have a material impact on Focus' operations and financial condition. We anticipate costs associated with these acquisitions, including legal, accounting and associated finder's fees to exceed $400,000. It is not possible at this time to predict the actual costs because of the ongoing nature of the acquisitions. Furthermore, although it is not possible to determine the amount, we expect increased compensation and general administrative costs due to the acquisitions as we add employees and additional offices. These costs should be offset somewhat by increased revenues, however, it is not possible to determine the revenues that will be generated by the acquisitions. For a further discussion these forward-looking statements and the risks associated with the acquisitions, see "Item 7. Management's Discussion And Analysis of Financial Condition and Results of Operation - Year ended December 31, 2003 compared to December 31, 2002 - Liquidity and Capital Resources," and "-Risk Factors."

Item 2.  Properties

Property Location and Primary Use     Lease Expires    Square Feet   Monthly Rent
---------------------------------     -------------    -----------   ------------
2 Milliston Rd.                     January 31, 2005         1,000         $   945
Millis, MA
R&D

250 Village Sq.                     January 31, 2006           500         $ 1,350
Orinda, CA
R&D

22867 N.W. Bennet St               December 31, 2005         7,400         $ 7,392
Hillsboro, OR
R&D

1370 Dell Avenue                       July 31, 2005        27,500         $27,500
Campbell, CA

Company Headquarters (Manufacturing, Sales, R&D, Marketing,
Customer Support, Administration)

---------------------

We  believe  that  our  existing   facilities   are  adequate  to  meet  current
requirements and that additional space, if needed, can be readily obtained on comparable terms.

Item 3. Legal Proceedings

     From time to time, we are party to certain other claims and legal proceedings that arise in the ordinary course of business of which, in the opinion of management, do not have a material adverse effect on our financial position or results of operation.

Item 4. Submission Of Matters To A Vote Of Security Holders

At the Focus Annual Meeting of Stockholders on December 19, 2003, the following proposals were approved:

                                                             Votes
                                        ----------------------------------------------------
                                                        For       Withheld      Abstained
                                                        ---       --------      ---------
Election of the following as
a director of Focus:
Name                                        Term
----                                        ----
William Coldrick                          (3 years)  37,798,727     2,380,751       780,207
Michael D'Addio                           (3 years)  38,979,726     1,199,752       780,207

The following directors' terms continued
after  the  meeting:  Carl E.  Berg,  N.
William  Jasper Jr.,  Timothy E. Mahoney
and Brett Moyer.
                                                        For        Against      Abstained
                                                        ---        -------      ---------
Proposal to amend the Focus Enhancements
Inc.,  Certificate of  Incorporation  to
increase  the number of shares of common
stock from 60,000,000 to 100,000,000.                35,874,934     4,233,727        70,817

Proposal     to    amend    the    Focus
Enhancements,  Inc.  2002  Non-Qualified
Stock Option Plan.                                    5,517,477     4,485,446        78,695

Ratify  the   selection  of  Deloitte  &
Touche LLP as Focus' accountants for the
year ending December 31, 2003.                       39,868,768       158,133       152,577

                                     Part II

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters

(a) Trading in our common stock commenced on May 25, 1993 when we completed our initial public offering. Since that time our common stock traded principally on the Nasdaq SmallCap Market under the symbol "FCSE". The following table sets forth the range of quarterly closing high and low bid quotations for our common stock as reported by Nasdaq. The quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions. The closing price of our common stock on the Nasdaq SmallCap Market on March 10, 2004 was $1.56 per share.

                                           Common Stock
                                     -------------------------
                                      High Bid        Low Bid
                                      --------        -------
Calendar 2003 Quotations
  Fourth Quarter                       $4.20          $1.85
  Third Quarter                         2.75           1.30
  Second Quarter                        1.46           0.60
  First Quarter                         1.35           0.50
Calendar 2002 Quotations
  Fourth Quarter                       $1.69          $1.01
  Third Quarter                         1.70           1.01
  Second Quarter                        1.84           1.25
  First Quarter                         2.12           1.11
Calendar 2001 Quotations
  Fourth Quarter                       $1.89          $0.77
  Third Quarter                         1.19           0.79
  Second Quarter                        1.42           0.72
  First Quarter                         1.78           0.75


As of March 10, 2004, Focus had approximately 175 holders of record and 43,177,902 shares of common stock outstanding on that date. As of March 10, 2004, approximately 10,000 stockholders held Focus voting common stock in street name. It is not possible to determine the actual number of beneficial owners who may be the underlying holders of such shares.

     We have not declared nor paid any cash dividends on our common stock since our inception. We intend to retain future earnings, if any, for use in our business.

(b) See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Stock Issuances," for a description of securities we sold during fiscal 2003 pursuant to one or more exemptions from registration under the Securities Act of 1933, as amended.

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

Item 6.  Selected Financial Data

The following table presents selected historical financial data of Focus for the periods indicated. The financial data for each of the five fiscal years in the period ended December 31, 2003 have been derived from the audited consolidated financial statements of Focus for such periods. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information of Focus in this Form 10-K.

  In thousands, except per share data.

                                                                    Year Ended December 31,
                                                    --------------------------------------------------------
                                                     2003        2002         2001        2000        1999
                                                    -------     -------      -------     -------     -------
Statement of Operations Data:
Net revenues......................................  $26,575     $17,312      $23,308     $15,233     $17,183
Cost of revenues..................................   17,428      11,015       14,837      11,836(1)   10,544(1)
Gross profit......................................    9,147       6,297        8,471       3,397       6,639
Total operating expenses..........................   10,889      12,041       14,830      13,090(2)    7,806
Loss from operations..............................   (1,742)     (5,744)      (6,359)     (9,693)     (1,167)
Net loss..........................................   (1,698)     (5,957)      (6,658)    (12,029)     (1,480)

Balance Sheet Data:
Total Assets......................................   16,100      12,034       18,097       9,781      15,015
Long term debt and capital lease..................    3,867       3,868        4,057       2,528         428
Total Liabilities.................................    8,148       7,790       12,384      10,198       5,808
Accumulated Deficit...............................  (63,021)    (61,323)     (55,366)    (48,708)    (36,679)
Total Stockholders' Equity (Deficit)..............    7,952       4,244        5,713        (417)      9,207

Per Share Data:
Net Loss .........................................    (0.04)      (0.17)       (0.21)      (0.48)      (0.08)
Book Value Per Share..............................     0.19        0.11         0.17       (0.02)       0.38
Weighted average number of shares outstanding.....   39,121      35,697       31,702      25,225      18,744

----------------

     (1) Included in cost of revenues are inventory obsolescence charges of $1,532,000 for 2000 and $906,000 for 1999.
     (2) Included in operating expenses for the year 2000, are:
         a) $594,000 of legal and accounting fees associated with a special investigation
         b) $724,000 in restructuring expense for closure of the Company's Morgan Hill facility
         c)   $2,289,000 for the write-down of capitalized software
         d) $2,147,772 in a legal judgment expense associated with CRA Systems Inc.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Certain Factors That May Affect Future Results

     Discussions of certain matters in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words or phrases such as "believe", "plan", "expect", "intend", "anticipate", "estimate", "project", "forecast", "may increase", "may fluctuate", "may improve" and similar expressions or future or conditional verbs such as "will", "should", "would", and "could".

     In particular, statements contained in this document which are not historical facts (including, but not limited to, statements concerning anticipated revenues, anticipated operating expense levels, potential new products and orders, and such expense levels relative to our total revenues) constitute forward looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the availability of capital to fund our future cash needs, reliance on major customers, history of operating losses, market acceptance of our products, technological obsolescence, competition, component supply problems and protection of proprietary information, as well as the accuracy of our internal estimates of revenue and operating expense levels. For a discussion of these factors and some of the factors that might cause such a difference see also " - Risks Factors." These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

     We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. We record estimated reductions to revenue for product returns based primarily on historical return rates, return policies and price protection arrangements. In addition, we sometimes accept returns for stock balancing and negotiate accommodations to customers, which includes price discounts, credits and returns when demand for specific products fall below expectations. If market conditions were to decline, we could experience an increase in the volume of returns. Beginning in 2001 we recognized contract revenue and profit as work progressed on a long-term, fixed price contract using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We followed this method since reasonably dependable estimates of the revenue and costs applicable to various stages of the contract could be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We assess collectibility based on a number of factors, including credit-worthiness and past transaction history with the customer. Although collateral is generally not requested, the Company, in certain situations, will require confirmed letters of credit or cash in advance of shipping to its customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, our warranty obligation is affected by product failure rates. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability would be required. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than our projections, additional inventory write-downs may be required. Our policy on capitalized software costs determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or cost of revenues. We use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization. Our business acquisitions have resulted in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. We performed our annual impairment assessment of goodwill in the fourth quarter of 2003. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Year ended December 31, 2003 compared to December 31, 2002

     The following table sets forth, for the periods indicated, income and expense items included in the Consolidated Statements of Operations, expressed as a percentage of net sales (amounts in thousands, except percentages):

                                    December 31,     % of     December 31,   % of                    Percent
                                        2003         Sales       2002        Sales       Change       Change
                                      --------       -----     --------     ------      --------      ------
Net revenues ......................   $ 26,575         100%    $ 17,312         100%    $  9,263          54%
Cost of revenues ..................     17,428          66       11,015          64        6,413          58
                                      --------         ---     --------        ---      --------        ----
Gross profit ......................      9,147          34        6,297          36        2,850          45
                                      --------         ---     --------        ---      --------        ----
Operating expenses:
  Sales, marketing and support ....      4,313          16        4,878          28         (565)        (12)
  General and administrative ......      1,751           7        2,103          12         (352)        (17)
  Research and development ........      4,277          16        4,022          23          255           6
  Amortization ....................        577           2          942           5         (365)        (39)
  Restructuring (recovery) expense         (29)         --           96           1         (125)       (130)
                                      --------         ---     --------        ---      --------        ----
Total operating expenses ..........     10,889          41       12,041          70       (1,152)        (10)
                                      --------         ---     --------        ---      --------        ----
Loss from operations ..............     (1,742)         (7)      (5,744)        (33)       4,002         (70)
                                      --------         ---     --------        ---      --------        ----
Interest expense ..................       (200)         (1)        (246)         (1)          46         (19)
Interest income ...................          7          --            2          --            5         250
Other expense .....................         --          --         (336)         (2)         336         100
Other income ......................        239           1          357           2         (118)        (33)
                                      --------         ---     --------        ---      --------        ----
Loss before income taxes ..........     (1,696)         (6)      (5,967)        (34)       4,271         (72)
                                      --------         ---     --------        ---      --------        ----
Income tax expense (benefit) ......          2          --          (10)         --           12        (120)
                                      --------         ---     --------        ---      --------        ----
  Net loss ........................   $ (1,698)         (6)%   $ (5,957)        (34)%   $  4,259         (71)%
                                      ========         ===     ========        ====     ========        ====

Net Revenues

     Net revenues for the year ended December 31, 2003 were $26,575,000 as compared with $17,312,000 for the year ended December 31, 2002, an increase of $9,263,000, or 54%.

     For the  year  ended  December  31,  2003,  net  sales of  system  products
(professional and consumer) to distributors, retailers and VAR's were approximately $13,986,000 as compared to $14,401,000 in 2002, a decrease of $415,000 or 2%. The decrease between comparison periods is primarily the result of a decrease in sales of our consumer products as a result of reduced educational spending due to budgetary constraints at the state and local level and the discontinuance of sales of certain of our products. Our systems business has decreased as a result of the discontinuance of certain of our older products as a result of obsolete components but has been offset by increased sales of the Company's newest product introductions, including FireStore.

     For the year ended December 31, 2003, net sales of semiconductor products to distributors and OEM customers, which includes contract revenues, were approximately $12,589,000 as compared to $2,911,000 for the same period in 2002, an increase of $9,678,000 or 332%. The increase in semiconductor sales for the year comparison periods is primarily attributable to sales of our FS454 semiconductor chip, which were primarily to Microsoft, a significant customer. Sales of our FS454 accounted for approximately $9,918,000 or 37% of the Company's total revenue for the year ended December 31, 2003. No such product sales were made to Microsoft in the year ended December 31, 2002. Offsetting the increase in revenues between comparison periods was a decrease in contract revenues of $759,000 as the Company completed the development of an Application Specific Integrated Circuit (ASIC) for the same significant customer that began in June 2001 and finished in June 2002. Under this development contract the Company recorded total revenues of $2.1 million. In January 2004, the Company issued a press release indicating that it does not expect further orders from Microsoft with respect to the FS454 semiconductor chip. See Risk Factors - " We depend on a few customers for a high percentage of our revenues and the loss or failure to pay of any one of these customers could result in a substantial decline in our revenues and profits".

     As of December 31, 2003, the Company had a sales order backlog of approximately $1,076,000 compared to $223,000 as of December 31, 2002, an increase of $853,000. Backlog consists primarily of semiconductor chip orders, including FS454 orders from Microsoft. The increase between December 31, 2003 and December 31, 2002 is primarily the result of FS454 orders from Microsoft. See Risk Factors - "Backlog should not be construed as indicative of future revenue or performance".

     See also "Liquidity and Capital Resources" regarding recent acquisition activity.

Cost of Revenues

     Cost of revenues were $17,428,000, or 66% of net revenues, for the year ended December 31, 2003, as compared with $11,015,000, or 64% of net revenues, for the year ended December 31, 2002. Included in cost of revenues for 2002, are costs of $499,000 related to contract revenues.

     The Company's gross profit margin as a percentage of net revenues for the years 2003 and 2002 was 34% and 36%, respectively. Although the Company had anticipated higher margins in 2003 when compared to 2002, because of below average gross margin business the Company conducted with one of its significant customers, as mentioned above, this did not occur. This significant customer represented approximately 37% of the Company's revenues for 2003. Sales to this customer were made at a gross profit margin percentage of less than 30%, primarily as a result of volume discounts provided.

Sales, Marketing and Support Expenses

     Sales, marketing and support expenses were $4,313,000, or 16% of net revenues, for the year ended December 31, 2003, as compared with $4,878,000, or 28% of net revenues, for the year ended December 31, 2002, a decrease of $565,000 or 12%.

     The decrease in sales, marketing and support expenses is primarily the result of reduced advertising and tradeshow expenses as the Company reduced its expenses to accommodate its tight cash position.

General and Administrative Expenses

     General and administrative expenses for the year ended December 31, 2003 were $1,751,000 or 7% of net revenues, as compared with $2,103,000 or 12% of net revenues for the year ended December 31, 2002, a decrease of $352,000 or 17%.

     The decrease in general and administrative expense for the year ended December 31, 2003 is primarily attributable to reduced personnel expenditures and consulting expenses. Personnel expenditures are lower year over year as the Company's Chief Executive Officer retired in September 2002 and was replaced by the Company's Chief Operating Officer. This resulted in reduced executive compensation in 2003. For the year ended December 31, 2002, the Company also incurred moving expenses of approximately $65,000 associated with the relocation of the Chief Operating Officer to California and charges of approximately $238,000 associated with the issuance of warrants in connection with consulting services.

       For a discussion of pending and recent acquisitions, and their potential impact on the Company's financial condition and results of operations, see "-Risk Factors" and "Item 1. Description of Business - Recent Developments."

Research and Development Expenses

       Research and development expenses for the year ended December 31, 2003 were approximately $4,277,000 or 16% of net revenues, as compared with $4,022,000 or 23% of net revenues, for year ended December 31, 2002, an increase of $255,000 or 6%.

       The increase in research and development expenses between the comparison periods is primarily because no engineering work was performed under contract for the year ended December 31, 2003 and, as such, no research and development personnel expenses were allocated from research and development expenses to costs of revenues during such period. For the year ended December 31, 2002, costs related to contract revenues, which included research and development personnel expenses totaled $499,000.

Amortization Expense

       Amortization expenses for the year ended December 31, 2003 were $577,000 or 2% of net revenues, as compared with $942,000 or 5% of net revenues, for the year ended December 31, 2002, a decrease of $365,000 or 39%.

       The decrease in terms of absolute dollars and as a percentage of net revenues is primarily the result of the Company's completing amortization of its remaining capitalized software development expenses. As of December 31, 2003, no impairment of goodwill had been recognized.

Restructuring Expense

       For the year ended December 31, 2003, the Company reduced its restructuring expense accrual by $29,000 as it was able to settle amounts due on the closure of its Chelmsford facility for an amount less than originally estimated.

       For the year ended December 31, 2002, the Company recorded restructuring expenses totaling $96,000 related to the closure of its Chelmsford, MA, facility. This amount is comprised of the remaining lease obligations and property fees for the Chelmsford facility.

Interest Expense

       Interest expense for the year ended December 31, 2003 was $200,000, or 1% of net revenues, as compared to $246,000 or 1% of net revenues for the year ended December 31, 2002, a decrease of $46,000.

       The decrease in interest expense is primarily attributable to lower interest rates and a decrease in debt obligations.

Other Expense

       Other expense for the year ended December 31, 2002 was $336,000 (none for the year ended December 31, 2003), which was primarily comprised of a charge of $334,000 related to the repricing of warrants associated with the termination of an equity line of credit.

Other Income

       Other income for the year ended December 31, 2003 was $239,000, as compared $357,000 for the year ended December 31, 2002, a decrease of $118,000.

       Other income for the year ended December 31, 2003 and 2002 are primarily attributable to the settlement of debts to various trade vendors for less than original amounts accrued.

Year ended December 31, 2002 compared to December 30, 2001


    The following table sets forth, for the periods indicated, income and expense items included in the Consolidated Statements of Operations, expressed as a percentage of net sales (amounts in thousands, except percentages):

                                          December 31,    % of        December 31,   % of               Percent
                                              2002        Sales          2001        Sales    Change     Change
                                            --------     -----        ---------     -----    -------    ------
     Net revenues                           $ 17,312       100%       $  23,308       100%   $(5,996)      (26)%
     Cost of revenues.....................    11,015        64           14,837        64     (3,822)      (26)
                                            --------     -----        ---------     -----    -------    ------
     Gross profit.........................     6,297        36            8,471        36     (2,174)      (26)
                                            --------     -----        ---------     -----    -------    ------
     Operating expenses:
       Sales, marketing and support.......     4,878        28            5,989        26     (1,111)      (19)
       General and administrative.........     2,103        12            2,191         9        (88)       (4)
       Research and development...........     4,022        23            3,352        14        670        20
       Amortization.......................       942         5            2,760        12     (1,818)      (66)
       Restructuring Expense..............        96         1               33        --         63       191
       Write-off of in-process technology.        --        --              505         2       (505)      100
                                            --------     -----        ---------     -----    -------    ------
     Total operating expenses.............    12,041        70           14,830        64     (2,789)      (19)
                                            --------     -----        ---------     -----    -------    ------
     Loss from operations.................    (5,744)      (33)          (6,359)      (27)       615       (10)
                                            --------     -----        ---------     -----    -------    ------
     Interest expense.....................      (246)       (1)            (323)       (1)        77       (24)
     Interest income......................         2        --               16        --        (14)      (88)
     Other expense........................      (336)       (2)            (438)       (2)       102       (23)
     Other income.........................       357         2              446         2        (89)      (20)
                                            --------     -----        ---------     -----    -------    ------
     Loss before income taxes.............    (5,967)      (34)          (6,658)      (29)       691       (10)
                                            --------     -----        ---------     -----    -------    ------
     Income tax benefit                          (10)       --               --        --        (10)      n/a
                                            --------     -----        ---------     -----    -------    ------
       Net loss...........................  $ (5,957)      (34)%      $  (6,658)      (29)%  $   701       (11)%
                                            ========     =====        =========     =====    =======    ======

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

Cost of Revenues

       Cost of revenues were $11,015,000, or 64% of net revenues, for the year ended December 31, 2002, as compared with $14,837,000, or 64% of net revenues, for the year ended December 31, 2001. Included in cost of revenues are $499,000 and $1,110,000 of costs related contract revenues for the years ended December 31, 2002 and 2001, respectively. The Company's gross profit margin as a percentage of net revenues for the years 2002 and 2001 was 36%.

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

Amortization Expense

       Amortization expense for the year ended December 31, 2002 was $942,000 or 5% of net revenues, as compared with $2,760,000 or 12% of net revenues, for the year ended December 31, 2001, a decrease of $1,818,000 or 66%.

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

       Other expense for the year ended December 31, 2002 is primarily comprised of a charge of $334,000 related to the repricing of warrants associated with the termination of an equity line of credit. Other expense for the year ended December 31, 2001 is primarily attributable to charges of $438,000 associated with the untimely registering of AMRO Investment International's shares. See "Note 12.-Stockholders Equity - Common Stock on page F-19 for more information."

Other Income

       Other income for the year ended December 31, 2002 was $357,000, as compared $446,000 for the year ended December 31, 2001, a decrease of $89,000.

       Other income for the year ended December 31, 2002 and 2001 are primarily attributable to the settlement of debts for less than original amounts accrued

Liquidity and Capital Resources

                                                             As of December 31,
                                                              2003        2002
                                                             ------      ------
                                                                (In thousands)
 Cash and cash equivalents.................................  $3,731      $1,310
 Net cash used in operating activities.....................  (2,614)     (5,004)
 Net cash provided by (used in) investing activities.......    (277)      2,297
 Net cash provided by financing activities.................   5,312       3,568

       The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the years ended December 31, 2003, 2002 and 2001, the Company incurred net losses of $1,698,000, $5,957,000 and $6,658,000, and reported net cash used in operating activities of $2,614,000, $5,004,000 and $3,452,000, respectively. These factors indicate that the Company may potentially be unable to continue as a going concern.

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

       In 2003, net cash used in operating activities consisted primarily of a net loss of $1,698,000 adjusted for depreciation and amortization of $743,000 and other income associated with the settlement of debt totaling $239,000, an increase in accounts payable of $363,000 an increase in accrued liabilities of $279,000 offset by an increase in accounts receivable totaling $757,000, primarily related to the increase in revenues associated with sales of the FS454 to Microsoft, and an increase in inventory totaling $1,143,000, primarily related to inventory positions in the Company's newest products including the FS454 and FireStore. In 2002, net cash used in operating activities consisted primarily of a net loss of $5,957,000 adjusted for depreciation and amortization of $1,226,000, deferred compensation expense of $122,000, general and administrative expenses associated with the issuance of stock and warrants for consulting and other services totaling $238,000, other income associated with settlement of debt totaling $311,000, other expense associated with repricing and acceleration of warrants totaling $350,000, a decrease in accounts receivable totaling $1,686,000, a decrease in inventory totaling $1,659,000 offset by a decrease in accounts payable of $1,795,000 and the payment of a legal judgment totaling $2,073,000. In 2001, net cash used in operating activities consisted primarily of a net loss of $6,658,000 adjusted for depreciation and amortization of $3,166,000, the write-off of in-process technology related to the acquisition of Videonics totaling $505,000, deferred compensation expense of $113,000, other expense associated with a delayed registration of $438,000, a decrease in account payable totaling $178,000 and an increase in accounts receivable of $1,378,000 offset partially by an decrease in inventories of $590,000.

       In January 2004, we were informed that the Company should not expect further orders of the FS454 from Microsoft. This customer represented 37% of the Company's revenues for the year ended December 31, 2003 and 64% and 40% of the Company's revenues for the third and fourth quarter of 2003, respectively. The Company recorded gross margins as a percentage of sales, before commissions and selling expenses below 30% to this customer. The loss of this customer will have a material adverse effect on the Company's revenues, operating profit and liquidity, especially when compared to the third and fourth quarter of 2003, as the Company began its initial shipments to the customer in the third quarter of 2003 and continued sales through the fourth quarter for the customer's seasonal holiday sales. However, as the product was manufactured by one of our contract manufacturers, we were able to meet the customer's requirements without an increase in our staffing and operations. Although there can be no assurances, we do not anticipate any significant adjustments to the Company's staffing or operations or significant adjustments to the carrying value of our FS454 inventory, as a result of this loss.

       Net cash used in investing activities for the year ended December 31, 2003 was $277,000 as compared to net cash provided by investing activities for the years ended December 31, 2002 and 2001 of $2,297,000 and 1,397,000,
respectively. In 2003, net cash used in investing activities was related to the purchase of property and equipment of $122,000, the acquisition of developed technology from DVUnlimited, which resulted in a net cash outflow of $57,000 and costs incurred with the pending acquisition of Visual Circuits Corporation and COMO Computer and Motion GmbH of $98,000. In 2002, cash provided in investing activities was principally from the decrease in restricted collateral deposit of $2,363,000, offset by the purchase of property and equipment of $66,000. In 2001, cash was provided by a reduction in restricted certificates of deposit of approximately $1,263,000 and net cash of $360,000 provided through the acquisition of Videonics on January 16, 2001, offset partially by additions of $196,000 to property and equipment. The acquisition of Videonics was accounted for as a purchase and made through the issuance of approximately 5,135,000 shares of the Company's common stock.

       Net cash provided from financing activities for the years ended December 31, 2003, 2002 and 2001 was $5,312,000, $3,568,000 and $2,152,000, respectively.
In 2003, the Company received $1,920,000 in net proceeds from private offerings of common stock and $3,436,000 from the exercise of common stock options and warrants offset by $44,000 of capital lease obligation repayments. In 2002, the Company received $3,121,000 in net proceeds from private offerings of common stock and $634,000 from the exercise of common stock options and warrants which were partially offset by $145,000 in repayments on convertible notes to a stockholder. In 2001, cash provided by financing activities occurred primarily from the issuance of notes payable to a stockholder and director of the Company of $2,650,000 and from the exercise of options and warrants of $199,000 offset by repayments of $400,000 to a bank and costs incurred in registration of common stock of $182,000.

       As of December 31, 2003, the Company had working capital of $5,696,000 as compared to working capital of $1,551,000 at December 31, 2002, an increase of $4,145,000.

       The Company has incurred losses and negative cash flows from operations in each of the three years ended December 31, 2003 and as such has been dependent upon raising money for short and long-term cash needs through debt, proceeds from the exercise of options and warrants, and the sale of common stock in private placements as discussed above.

       At December 31, 2003, the Company owed Carl Berg, a Company director and shareholder, approximately $4.4 million in principal and accrued interest on various notes. In September 2003, Mr. Berg agreed to convert such debt and accrued interest into preferred and common stock on conversion terms agreed to more than two years ago. As of December 31, 2003, the conversion would result in the issuance of approximately 2,201,139 shares of common stock and 1,257 shares of preferred stock convertible into an additional 1,257,000 shares of common stock. The conversion is expected to be completed as soon as practical, but in no event sooner than March 15, 2004. See "Note 8 - Notes Payable" beginning on page F-15 for more information.

       Additionally, in December 2002, Mr. Berg provided Samsung Semiconductor Inc., the Company's contracted ASIC manufacturer, with a personal guarantee to secure the Company's working capital requirements for ASIC purchase order fulfillment. Mr. Berg agreed to provide the personal guarantee on the Company's behalf without additional cost or collateral, as Mr. Berg maintains a secured priority interest in substantially all the Company's assets. At December 31, 2003, the Company owed Samsung $562,000, under net 30 terms.

       In addition to regularly reviewing its cost structure, management is continually reviewing its product lines to identify how to enhance existing or create new distribution channels. During 2003, the Company released several new products. Many of these new products are expected to take hold in their respective markets and provide additional revenue to the Company in 2004. Additionally, although no assurances can be given, the Company expects to release three more new products in 2004. There can be no assurances as to the amount of revenue these new products will produce. Even if the Company's new products are introduced as planned and are modestly successful, the Company anticipates that its continued significant investment in research and development, primarily in the area of Ultra Wideband will require the Company to find a partner to fund a portion of the continued development and or raise additional funds to support its working capital needs and meet existing debt obligations.

       There is no assurance that management's plans will be successful or if successful, that they will result in the Company continuing as a going concern.

       During the year ended December 31, 2003, Focus raised a significant amount of its working capital through the issuance of its common stock. In July 2003, Focus sold 2,200,000 shares of its common stock in a private placement to two independent third parties, receiving net proceeds of approximately $1,920,000. The shares were sold at a 20% discount to the 5-day average closing bid prices of our common stock prior to closing. In connection with the private placement, Focus also issued warrants to purchase 467,500 shares of its common stock at an exercise price of $1.44 per share.

       Ultimate future capital requirements will depend on many factors, including cash flow from operations, continued progress in research and development programs, competing technological and market developments, and our ability to market our products successfully. Additionally, subsequent to December 31, 2003, the Company has announced the acquisition of COMO and its intent to acquire Visual Circuits. The costs associated with these acquisitions, including legal, accounting and associated finder's fees, are expected to exceed $400,000. The Company believes that it is likely that additional financings will be required in 2004 as the Company continues to implement its business plan. As of December 31, 2003, the Company had no commitments from any other sources to provide additional equity or debt financing. As such, there can be no assurance that sufficient funds will be raised. Moreover, any equity financing would result in dilution to our then-existing stockholders and any additional debt financing may result in higher interest expense.

Summary of Certain Contractual Obligations as of December 31, 2003

                                    Amount of Commitment Expiration Per Period (in thousands)
                                    ---------------------------------------------------------
                                                Less Than                             After 5
                                      Total      1 year      2-3 Years    4-5 Years    Years
                                    -------      -------     ---------    ---------   ------
Notes payable to stockholder(1)     $ 3,867       $   --        $3,867       $  --      $ --
Operating leases                        788          468        $  318           2        --
                                    -------       ------        ------       -----      ----
  Total                             $ 4,655       $  468        $4,185       $   2      $ --
                                    =======       ======        ======       =====      ====

----------------------
(1) In September 2003, Mr. Berg agreed to convert his approximately $3.9 million of debt and $500,000 of accrued interest into preferred and common stock on conversion terms agreed to more than two years ago. As of December 31, 2003, the conversion would result in the issuance of approximately 2,201,139 shares of common stock and 1,257 shares of preferred stock, convertible into 1,257,000 shares of common stock. The conversion is expected to occur in March 2004.

Stock Issuances

       Although we have been successful in the past in raising sufficient capital to fund our operations, there can be no assurance that we will achieve sustained profitability or obtain sufficient financing in the future to provide the liquidity necessary for us to continue operations.

       On July 2, 2003, we completed the sale of 2,200,000 shares of our common stock in a private placement to two independent third party accredited investors, receiving proceeds of approximately $1,920,000, net of offering costs of $280,000. The shares were sold at an approximate 20% discount to the 5-day average closing bid prices of our common stock prior to closing. In connection with the private placement, we issued warrants to the two investors and a placement agent to purchase a total of 467,500 shares of common stock at an exercise price of $1.44 per share. No compensation expense was recorded given that the warrants were issued in connection with the issuance of common stock. The securities issued in connection with this transaction were subsequently registered on a Form S-3, deemed effective on September 17, 2003. Such proceeds were used for general corporate purposes.

Effects of Inflation and Seasonality

       We believe that inflation has not had a significant impact on our sales or operating results. Our business generally has a modestly stronger second and third quarter seasonality. In 2003, our third quarter was accentuated by Microsoft's holiday production schedule.

Recent Accounting Pronouncements

       In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"), which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) ("EITF 94-3"). SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and that the liability should initially be measured and recorded at fair value. Under EITF 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. The Company adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

       In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company adopted the disclosure requirements of FIN 45 in the current year. The recognition and measurement provisions will be applied to guarantees issued or modified after December 31, 2002. The adoption did not have a material effect on the Company operating results or financial condition.

       The FASB issued FIN 46, Consolidation of Variable Interest Entities in January 2003, and a revised interpretation of FIN 46 ("FIN 46-R") in December 2003. FIN 46, as modified by FIN 46-R, requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. As such, the Company does not expect the adoption of FIN 46, as modified by FIN 46-R to have an impact on its financial position or results of operations.

     In April 2003 the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying derivative to conform it to language used in FASB Interpretation FIN No. 45, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of the Statement, except those related to forward purchases or sales of "when-issued" securities, should be applied prospectively. The Company is currently evaluating the impact of adopting SFAS No. 149. However, the Company does not believe that it has entered into any contracts that would fall within the scope of SFAS No. 149.

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

    In December 2003, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which codifies, revises and rescinds certain sections of SAB 101, Revenue Recognition in Financial Statements, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption did not have a material effect on the Company's operating results or financial condition.

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

       As of December 31, 2003, we had an accumulated deficit of $63,021,000. We incurred net losses of $1,698,000, $5,957,000, and $6,658,000 for the years ended December 31, 2003, 2002 and 2001, respectively. There can be no assurance that we will become profitable. Additionally, our auditors have included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2003 that recurring losses from operations and our accumulated deficit raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

A significant portion of our revenues are from products that are designed for consumer goods that have seasonal sales.

       A significant portion of our revenues are subject to risks associated with the sales of certain end products at retail that are seasonal, with a majority of retail sales occurring during the period of September through December. As a result, our annual operating results with respect to sales of semiconductor chips designed into newly introduced products, including Microsoft's Xbox depend, in large part, on sales during the relatively brief holiday season. In January 2004, we announced that we did not expect further orders from Microsoft with respect to Xbox. See "We depend on a few customers for a high percentage of our revenues and the loss or failure to pay of any one of these customers could result in a substantial decline in our revenues and profits" for further information.

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

       Historically, we have met our short-and long-term extra cash needs through debt and the sale of common stock in private placements because cash flow from operations has been insufficient to fund our operations. Set forth below is information regarding net proceeds received recently:

              Private Offerings Of     Issuance of         Exercise of Stock
                  Common Stock            Debt            Options and Warrants
                  ------------            ----            --------------------

 Fiscal 2003       $1,920,000                   --             $3,437,000
 Fiscal 2002       $3,121,000                   --               $625,000
 Fiscal 2001               --           $2,650,000               $199,000

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

       We anticipate costs associated pending and recently announced acquisitions, including legal, accounting and associated finder's fees to exceed $400,000. Furthermore, because these businesses are not currently profitable, additional cash may be needed to fund operations. Therefore, we believe additional financings will be required in 2004. As of December 31, 2003, we did not have any commitments from any other sources to provide additional equity or debt financing.

       In the event we are unable to raise additional capital, we may not be able to fund our operations, which could result in the inability to execute our current business plan.

We are dependent upon a significant stockholder to meet our interim financing needs.

       We have relied upon the ability of Carl Berg, a director and significant owner of the Company's common stock for interim financing needs. As of December 31, 2003, we had an aggregate of approximately $4.4 million in debt and accrued interest outstanding to Mr. Berg. Additionally, Mr. Berg has provided Samsung Semiconductor Inc., our contracted ASIC manufacturer, with a personal guarantee to secure our working capital requirements for ASIC purchase order fulfillment. There can be no assurances that Mr. Berg will continue to provide such interim financing or personal guarantees, should we need additional funds or increased credit facilities with its vendors.

We have a significant amount of convertible securities that will dilute existing stockholders upon conversion.

       At December 31, 2003, we had 42,303,185 and 1,904 shares of common and preferred shares issued and outstanding, respectively, and 429,500 warrants and 5,188,150 options that are exercisable into shares of common stock. The 1,904 shares of preferred stock are convertible into 1,904,000 shares of the Company's voting common stock. Furthermore, we may grant 1,523,045 additional stock options to our employees, officers, directors and consultants under our current stock option plans. We also may issue additional shares in acquisitions. Any additional grant of options under existing or future plans or issuance of shares in connection with an acquisition will further dilute existing stockholders.

       In addition, in September 2003, Mr. Berg agreed to convert his approximate $4.4 million of debt and accrued interest into preferred and common stock on conversion terms agreed to more than two years ago. As of December 31, 2003, the conversion would result in the issuance of approximately 2,201,136 shares of common stock and 1,257 shares of preferred stock convertible into an additional 1,257,000 shares of common stock. Due to a recently negotiated sale of a portion of Mr. Berg's position in Focus to an institutional investor, the conversion is expected to be completed as soon as practical, but in no event sooner than March 15, 2004, which is six months from the date of the recent sale, the earliest date permitted by SEC Section 16(b) and appropriate securities laws.

Any acquisitions of companies or technologies by us, including our proposed acquisition of Visual Circuits' assets, and recently announced acquisition of COMO Computer and Motion GmbH may result in distraction of our management and disruptions to our business.

       We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise, as was the case in January 2004 when we announced that we had entered into a definitive agreement to acquire substantially all the assets of Visual Circuits Corporation, and in March 2004 when we announced that we had acquired the stock of COMO Computer & Motion GmbH. From time to time, we may engage in discussions and negotiations with companies regarding the possibility of its acquiring or investing in their businesses, products, services or technologies. We may not be able to identify suitable acquisition or investment candidates in the future, or if we do identify suitable candidates, we may not be able to make such acquisitions or investments on commercially acceptable terms or at all. If we acquire or invest in another company, we could have difficulty assimilating that company's personnel, operations, technology or products and service offerings. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect the results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions and/or pay for the legal, accounting or finders fees, typically associated with an acquisition. The issuance of equity securities could be dilutive to our existing stockholders. In addition, the accounting treatment for any acquisition transaction may result in significant goodwill, which, if impaired, will negatively affect our consolidated results of operations.

We rely on certain vendors for a significant portion of our manufacturing.

       Approximately 65% of the components for our products are manufactured on a turnkey basis by three vendors, Furthertech Company Ltd., Samsung Semiconductor Inc., and Asemtec Corporation. In addition, certain of our products are assembled by a single vendor in Mexico. If these vendors experience production or shipping problems for any reason, we in turn could experience delays in the production and shipping of the Company's products, which would have an adverse effect on its results of operations.

We are dependent on our suppliers.

       We purchase all of the Company's parts from outside suppliers and from time to time experience delays in obtaining some components or peripheral devices. Additionally, we are dependent on sole source suppliers for certain components. There can be no assurance that labor problems, supply shortages or product discontinuations will not occur in the future which could significantly increase the cost, or delay shipment, of our products, which in turn could adversely affect our results of operations.

We depend on a few customers for a high percentage of our revenues and the loss or failure to pay of any one of these customers could result in a substantial decline in our revenues and profits.

       For the year ended December 31, 2003, one customer represented 37% of our total revenues and 24% of our accounts receivable as of December 31, 2003. We presently have no reason to believe that this customer lacks the financial resources to pay. We do not have long-term contracts requiring any customer to purchase any minimum amount of products. There can be no assurance that we will continue to receive orders of the same magnitude as in the past from existing customers or will be able to market our current or proposed products to new customers. However, the loss of any major customers, the failure of any such identified customer to pay us, or to discontinue issuance of additional purchase orders would have a material adverse effect on our revenues, results of operation, and business as a whole absent the timely replacement of the associated revenues and profit margins associated with such business. Furthermore, many of our products are dependent upon the overall success of our customers' products, over which we often have no control. To that point, in January 2004, we were informed that we should not expect further FS454 chip orders from Microsoft for the Xbox. FS454 orders, which were primarily to Microsoft, represented 37% of our revenues for the year ended December 31, 2003 and 64% and 40% of our revenues for the third and fourth quarters of 2003, respectively. The loss of Microsoft orders for the FS454 will have a material adverse effect on our revenues and operating profit, especially when compared to the third and fourth quarter of 2003, as we began our initial shipments to the customer in the third quarters of 2003 and continued sales through the fourth quarter for the customer's seasonal holiday sales. However, as the product was manufactured by one of our contract manufacturers, we were able to meet the customer's requirements without an increase in our staffing and operations.
Although there can be no assurances, we do not anticipate any significant adjustments to our staffing or operations or significant adjustments to the carrying value of our FS454 inventory, as a result of this loss.

Backlog should not be construed as indicative of future revenue or performance.

       In the past we have experienced quarterly fluctuations in operating results due to the contractual nature of our business and the consequent timing of product orders. In addition, we have historically operated with a small amount of backlog and accordingly its revenues in any quarter have been substantially dependent upon orders booked in that quarter. However, as of December 31, 2003, our total backlog was approximately $1,076,000 compared to $223,000 at December 31, 2002. There can be no assurance that the rate of growth in backlog will continue. For example, on January 28, 2004, we announced that we did not expect further orders from Microsoft with respect to Xbox. This will significantly decrease backlog in the near-term. Furthermore, only a small portion of our backlog is fully funded and many of its customers have the ability to delay delivery or cancel contracts, therefore, there can be no assurance that orders comprising the backlog will be realized as revenue. In any event, quarterly sales and operating results will continue to be affected by the volume and timing of contracts received and performed within the quarter, which are difficult to forecast. Any significant deferral or cancellation of a contract could have a material adverse effect on our operating results in any particular period. Because of these factors, the period-to-period comparisons of our operating results are not necessarily indicative of future performances.

Our quarterly financial results are subject to significant fluctuations.

       We have been unable in the past to accurately forecast its operating expenses or revenues. Revenues currently depend heavily on volatile customer purchasing patterns. If actual revenues are less than projected revenues, we may be unable to reduce expenses proportionately, and its operating results, cash flows and liquidity would likely be adversely affected.

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

       As of December 31, 2003, we held four patents and one pending application (combining five previous provisional patent applications) in the United States. Certain of these patents have also been filed and issued in countries outside the United States. We treat our technical data as confidential and rely on internal non-disclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect its proprietary information. There can be no assurance that these measures will adequately protect the confidentiality of our proprietary information or prove valuable in light of future technological developments.

Delays in product development could adversely affect our market position or customer relationships.

       We have experienced delays in product development in the past and may experience similar delays in the future. Given the short product life cycles in the markets for our products, any delay or unanticipated difficulty associated with new product introductions or product enhancements could cause us to lose customers and damage its competitive position. Prior delays have resulted from numerous factors, such as:

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

         To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our products. Our industry is characterized by rapid technological change, changes in user and customer requirements and preferences and frequent new product and service introductions. If competitors introduce products and services embodying new technologies, or if new industry standards and practices emerge, then our existing proprietary technology and systems may become obsolete. Future success will depend on our ability to do the following:

         o both license and internally develop leading technologies useful in its business;

         o    enhance existing technologies;

         o develop new services and technology that address the increasingly sophisticated and varied needs of prospective customers; and

         o respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

       Developing proprietary technology entails significant technical and business risks. We may use new technologies ineffectively, or we may fail to adapt proprietary technology and transaction processing systems to customer requirements or emerging industry standards. If we face material delays in introducing new services, products and enhancements, then our customers may forego the use of our services and use those of our competitors.

During much of the first half of 2003, our common stock did not meet the minimum bid price requirement to remain listed on the Nasdaq SmallCap Market. If we were to be delisted, it could make trading in our stock more difficult.

       Our voting common stock is traded on the Nasdaq SmallCap Market. There are various quantitative listing requirements for a company to remain listed on the Nasdaq SmallCap Market.

       We are required to maintain a minimum bid price of $1.00 per share for our common stock. Between January 1, 2003 and December 31, 2003, Focus voting common stock closed below $1.00 a share on 64 of 252 trading days. On March 18, 2003, we were notified by the Nasdaq that our common stock did not meet the minimum bid price requirement to remain listed on the Nasdaq SmallCap Market. However, on May 21, 2003, we received notification from Nasdaq that we had regained compliance and the matter was closed.

       We must maintain stockholders' equity of $2,500,000. At December 31, 2003, we had total stockholders' equity of $7,952,000. To the extent we incur net losses and do not raise additional capital, our stockholders' equity will be reduced.

       If we fail to meet these Nasdaq SmallCap requirements, our common stock could be delisted, eliminating the only established trading market for our shares. Any sales of our voting common stock at a discount to market may reduce the trading price of its common stock to a level below the Nasdaq minimum bid price requirement.

       In the event we are delisted from Nasdaq, we would be forced to list our shares on the OTC Electronic Bulletin Board or some other quotation medium, such as pink sheets, depending on our ability to meet the specific listing requirements of those quotation systems. As a result an investor might find it more difficult to dispose of, or to obtain accurate price quotations for, such shares. Delisting might also reduce the visibility, liquidity, and price of our voting common stock.

Our common stock price is volatile.

       The market price for our voting common stock is volatile and has fluctuated significantly to date. For example, between January 1, 2003 and December 31, 2003, the per share price has fluctuated between $0.50 and $4.20 per share, closing at $1.56 at March 10, 2004. The trading price of our voting common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to factors including the following:

         o actual or anticipated variations in our quarterly operating results;

         o announcements of technological innovations, new sales formats or new products or services by Focus or its competitors;

         o    cyclical nature of consumer products using our technology;

         o    changes in financial estimates by us or securities analysts;

         o changes in the economic performance and/or market valuations of other multi-media, video scan companies;

         o    announcements  by  us  of  significant   acquisitions,   strategic
              partnerships, joint ventures or capital commitments;

         o    additions or departures of key personnel;

         o    additions or losses of significant customers; and

         o    sales of common stock or issuance of other dilutive securities.

       In addition, the securities markets have experienced extreme price and volume fluctuations, and the market prices of the securities of technology companies have been especially volatile. These broad market and industry factors may adversely affect the market price of common stock, regardless of actual operating performance. In the past, following periods of volatility in the market price of stock, many companies have been the object of securities class action litigation, including us. If we are sued in a securities class action, then it could result in additional substantial costs and a diversion of management's attention and resources.

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

       In an effort to address these growing investor concerns, the U.S. Congress passed, and on July 30, 2002, President Bush signed into law, the Sarbanes-Oxley Act of 2002. This sweeping legislation primarily impacts investors, the public accounting profession, public companies, including corporate duties and responsibilities, and securities analysts. Some highlights include establishment of a new independent oversight board for public accounting firms, enhanced disclosure and internal control requirements for public companies and their insiders, required certification by CEO's and CFO's of SEC financial filings, prohibitions on certain loans to offices and directors, efforts to curb potential securities analysts' conflicts of interest, forfeiture of profits by certain insiders in the event financial statements are restated, enhanced board audit committee requirements, whistleblower protections, and enhanced civil and criminal penalties for violations of securities laws. Such legislation and subsequent regulations will increase the costs of securities law compliance for publicly traded companies such as us.

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

The spread of severe acute respiratory syndrome or other viruses may have a negative impact on our business and results of operations.

       The recent outbreak of severe acute respiratory syndrome, or SARS, which has had particular impact in China, Hong Kong, and Singapore, could continue to have a negative effect on our operations. Our operations may be impacted by a number of world health-related factors, including, among other things, disrupting operations at our turnkey manufacturer and certain of our distributors and customers located in those areas. If SARS or other viral strains re-emerge in the future, our international and domestic sales and operations could be harmed.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

       Our exposure to market risk for changes in interest rates relates primarily to our deposits in money market funds, included within cash and cash equivalents on our consolidated balance sheets, and our long-term debt. We place our deposits in money market funds with high credit quality commercial banks.

       At December 31, 2003, we had three promissory notes payable to Carl Berg, a Company director and shareholder, totaling $3,867,000, bearing interest at prime plus 1%. If short-term interest rates were to increase 100 basis points (100 basis points equals 1%), the increased interest expense associated with these promissory notes would not have a material impact on our net loss and cash flows.

       The table below presents the carrying value, market value and related weighted average interest rates for our cash equivalents and long-term debt as of December 31, 2003 (in thousands except for average interest rates):

                                                Carrying    Market    Average
                                                  Value     Value  Interest Rate
                                                  -----     -----  -------------

Cash and cash equivalents - variable rate....   $3,731     $3,731       0.6%
Promissory notes payable - prime plus 1%.....   $3,867     $3,867       5.0%

Foreign currency risk

       At December 31, 2003, cash and cash equivalents included approximately $359,000 on deposit at a commercial bank in Germany. Our ultimate realized gain or loss with respect to currency fluctuations is depended upon the currency exchange rates. Gains or losses related to foreign exchange currency transactions were not material for the years ended December 31, 2003, 2002 and 2001.

Item 8. Financial Statements and Supplementary Data

    The Company's consolidated financial statements and the related report of independent accountants are presented on pages F-1 to F-27 of this Annual Report in Form 10-K. The consolidated financial statements filed in this Item 7 are as follows:

                                                                                                      Page
                                                                                                      ----
Independent Auditors' Report.......................................................................   F-1
Consolidated Balance Sheets as of December 31, 2003 and 2002.......................................   F-2
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001.........   F-3
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2003,
  2002 and 2001....................................................................................   F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.........   F-5
Notes to Consolidated Financial Statements.........................................................   F-6

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

       Management of the Company, with the participation of the President and Chief Executive Officer and the Chief Financial Officer of Focus (its principal executive officer and principal financial officer, respectively), evaluated Focus' disclosure controls and procedures as of the end of the fiscal year covered by this Report.

       Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the fiscal year covered by this Report, Focus' disclosure controls and procedures are effective to ensure that information required to be disclosed by Focus in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Focus in such reports is accumulated and communicated to the Focus' management, including the President and Chief Executive Officer and the Chief Financial Officer of Focus, as appropriate to allow timely decisions regarding required disclosure.

       There was no change in Focus' internal control over financial reporting that occurred during Focus' fourth fiscal quarter of 2003 that has materially affected, or is reasonably likely to materially affect, Focus' internal control over financial reporting.

Item 10. Directors and Executive Officers of the Registered

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

    Based solely on our review of the copies of such forms received by it or written representations from certain reporting persons, that no other reports were required, we believe that all filing requirements applicable to Focus' officers, directors, and greater than 10% beneficial owners were complied with during this year ended December 31, 2003.

Management

Our executive officers and directors as of December 31, 2003 are as follows:

 Name (1)                        Age      Position
 --------                        ---      --------
 N. William Jasper, Jr. (2)       56      Chairman of the Board

 Brett A. Moyer                   45      Director, President and Chief
                                          Executive Officer

 Carl E. Berg                     66      Director

 William B. Coldrick (2)(3)       61      Vice Chairman of the Board

 Michael L. D'Addio               59      Director

 Tommy Eng (4)                    45      Director

 Timothy E. Mahoney (3)           47      Director

 Jeffrey A. Burt                  50      Vice President of Operations

 Thomas M. Hamilton               54      Executive Vice President and General
                                          Manager of the Focus Semiconductor
                                          Group

 Gary L. Williams                 37      Secretary, Vice President of Finance
                                          and Chief Financial Officer
-------------------

(1) Each member of our board of directors generally serves for a three-year term and until their successors are elected and qualified.

(2)    Member of the Audit Committee.

(3)    Member of the Compensation Committee.

(4)    Mr. Eng joined the Board of Directors on January 30, 2004.

Directors

         N. William Jasper, Jr. has served as Chairman of the Board of Directors since December 20, 2002. Mr. Jasper became a member of our Board of Directors on March 6, 2001, in connection with the Videonics acquisition. Mr. Jasper served as a member of the Videonics Board of Directors since August 1993. Mr. Jasper has been the President and Chief Executive Officer of Dolby Laboratories, Inc., a private signal processing technology company located in San Francisco, California since 1983. Mr. Jasper's term expires at the 2004 annual meeting.

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

         Carl E. Berg, a co-founder of Videonics, served on Videonics' Board of Directors since June 1987. In connection with the Videonics acquisition, Mr. Berg became one of our directors on March 6, 2001. Mr. Berg is currently Chief Executive Officer and a director for Mission West Properties, a real estate investment company located in Cupertino, CA. Mr. Berg is also a member of the Board of Directors of Valence Technology, Inc., and Monolithic System Technology Inc. Mr. Berg's term expires at the 2004 annual meeting. See also "Certain Relationships and Related Parties."

         William B. Coldrick, has served as our Director since January 1993 and Executive Vice President from July 1994 to May 1995. Mr. Coldrick is currently a principal of Enterprise Development Partners, a consulting firm serving emerging growth companies that he founded in April 1998. From July 1996 to April 1998, Mr. Coldrick was Group Vice President and General Manager of Worldwide Field Operations for the Computer Systems Division of Unisys Corp. From 1982 to 1992, Mr. Coldrick served with Apple Computer Inc. in several senior executive positions including Senior Vice President of Apple USA from 1990 to 1992. Prior to joining Apple Computer Inc. Mr. Coldrick held several sales and marketing management positions with Honeywell Inc. from 1968 to 1982. Mr. Coldrick holds a Bachelor of Science degree in Marketing from Iona College in New Rochelle, New York. Mr. Coldrick also serves on the Board of Directors of AESP, a computer hardware company located in North Miami, Florida. Mr. Coldrick's term expires in 2006.

         Michael L. D'Addio joined us on January 16, 2001, in connection with the acquisition of Videonics Inc., and served as our President, Chief Executive Officer and Director. On September 30, 2002 Mr. D'Addio voluntarily resigned as President and Chief Executive Officer. Mr. D'Addio is currently President and Chief Executive Officer of Coaxsys, Inc., a new network technology company located in Los Gatos, California. Mr. D'Addio was a co-founder of Videonics, and had served as Chief Executive Officer and Chairman of the Board of Directors since Videonics' inception in July 1986. In addition Mr. D'Addio served as Videonics' President from July 1986 until November 1997. From May 1979 through November 1985 he served as President, Chief Executive Officer and Chairman of the Board of Directors of Corvus Systems, a manufacturer of small computers and networking systems. Mr. D'Addio holds an A.B. degree in Mathematics from Northeastern University. Mr. D'Addio's term expires in 2006.

         Tommy Eng, has served as our Director since January 2004. Mr. Eng is the Vice Chairman and founder of Tera Systems, a private electronic design automation (EDA) company. Mr. Eng's career includes various management and engineering positions of increasing responsibilities. Prior to founding Tera Systems in 1996, he was the General Manager of the Advanced IC Design Automation and Design Consultation division of Mentor Graphics. Previous to Mentor Graphics, Eng was the General Manager of the IC Design Services and EDA Software division of Silicon Compiler Systems. Eng also has held various technical staff positions at ATT Bell Laboratories developing microprocessors, network switches, and IC design tools. Mr. Eng holds a MS in Electrical Engineering from the University of California, Berkeley. Mr. Eng's term expires in 2005.

         Timothy E. Mahoney, has served as our Director since March 1997. He has more than 20 years of experience in the computing industry. Mr. Mahoney founded Union Atlantic LC, in 1994, a consulting company for emerging technology companies and in 1999 became Chairman and COO of vFinance, Inc., the parent company of Union Atlantic, LC and vFinance Investments, Inc. He earned a BA in computer science and business from West Virginia University and an MBA from George Washington University. Mr. Mahoney's term expires at the 2004 annual meeting. See also "Certain Relationships and Related Parties."

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

         Thomas M. Hamilton, joined us in September 1996 and in July 2001 assumed the role of Executive Vice President and General Manager of the Focus Semiconductor Group. From September 1996 to July 2001, Mr. Hamilton served as Vice President of Engineering and our Chief Technical Officer. From 1992 to 1996, Mr. Hamilton was President, Chief Executive Officer and Co-Founder of TView, Inc., a company acquired by us. From 1985 to 1990, Mr. Hamilton was Vice President of Engineering of TSSI. From 1973 to 1985, Mr. Hamilton held a variety of engineering and marketing management positions at Tektronix, Inc. Mr. Hamilton has a BS in Mathematics from Oregon State University.

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

Audit Committee

         The audit committee of the board is composed of three (3) members and operates under a written charter adopted by the board of directors. The audit committee currently consists of Messrs. Berg, Coldrick, and Jasper. All three members are "independent," as defined by the Nasdaq current listing standards. The Board has determined that Mr. Jasper is an audit committee financial expert.

Code of Ethics

         We maintain a code of ethics that applies to our principal executive officer, principal financial officer, controller, or persons performing similar functions. Any waiver of the code must be approved by the Audit Committee and must be disclosed in accordance with SEC and Nasdaq rules. During the second quarter of 2004, we expect to adopt and have publicly available a code of conduct applicable to directors, officers and employees in accordance with Nasdaq rules.

Item 11. Executive Compensation

    The following table summarizes the compensation we paid or accrued for services rendered for the years ended December 31, 2003, 2002 and 2001, to our Chief Executive Officer and each of the other most highly compensated executive officers who earned more than $100,000 in salary and bonus for the year ended December 31, 2003.

                           Summary Compensation Table

                                                                         Long-Term
                                                                        Compensation         Other
                                      Annual Compensation(1)(2)          Options(3)       Compensation
                                ------------------------------------- ----------------- -----------------
Name and
Principal Position               Year      Salary ($)     Bonus($)
------------------               ----      ----------     --------

Brett A. Moyer(4)                2003      $206,847       $25,241        202,239           $10,008(8)
President & Chief Executive      2002      $164,673       $ 7,846(5)     350,000           $64,510(6)
 Officer                         2001      $155,000       $91,133(5)          --                --

Thomas M. Hamilton               2003      $163,077       $34,789         36,567                --
Executive Vice President and     2002      $156,154       $12,500         95,000                --
 General Manager,                2001      $140,000            --             --                --
 Semiconductor Group

Jeffrey A. Burt                  2003      $168,172       $10,000         26,119           $   400(7)
Vice President of Operations     2002      $161,826            --         25,000           $   400(7)
                                 2001      $158,654            --             --           $   400(7)

Gary L. Williams                 2003      $167,885       $19,200         36,567           $   400(7)
Secretary, Vice President of     2002      $152,135       $11,666         25,000           $   400(7)
Finance and Chief Financial      2001      $144,231            --             --           $   400(7)
 Officer

----------------------
(1) Includes salary and bonus payments earned by the named officers in the year indicated, for services rendered in such year, which were paid in the following year.

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

(4) Mr. Moyer assumed the role of President and Chief Executive Officer on September 30, 2002. See also "- 2002 Non Qualified Stock Option Plan."

(5)   Includes compensation based on sales commissions.

(6) Relocation expenses paid by the Company for Mr. Moyer's move from Massachusetts to California.

(7)   Company discretionary 401(k) contribution.

(8) Remaining relocation expenses paid by the Company for Mr. Moyer's move ($9,608) and Company 401(k) contribution ($400)

Existing Equity Compensation Plan Information

                  At                                                                                  (c)
          December 31, 2003                                                                  Number of securities
                                                (a)                       (b)              remaining  available for
                                     Number of securities to be     Weighted-average         future issuance under
                                      issued upon exercise of       exercise price of      equity compensation plans
                                        outstanding options,      outstanding options,       (excluding securities
            Plan Category               warrants and rights        warrants and rights      reflected in column (a))
            -------------               -------------------        -------------------      ------------------------
Equity compensation plans approved by
security holders (1)                          5,188,150                  $1.07                      1,523,045

(1) Focus does not maintain any equity compensation plans that were not submitted to, and approved by, its stockholders.

2002 Non-Qualified Stock Option Plan

         On September 24, 2003, the Board of Directors of Focus amended the 2002 Non-Qualified Stock Option Plan (the "2002 Plan") which authorized the grant of options to purchase up to an aggregate of 2,200,000 (previously 1,000,000)
shares of common stock. On December 19, 2003 the Company's stockholder's approved the Amended 2002 Plan. Options granted under this plan generally vest over a period of three years. As of March 10, 2004, 737,100 options had been granted from the Amended 2002 Plan. This included 150,000 options to purchase common stock granted to Mr. Moyer in accordance with his employment contract.

Option/SAR Grants in 2003

         The following tables sets forth as to the Chief Executive Officer and each of the other executive officers named in the Summary Compensation Table, certain information with respect to options to purchase shares of our common stock as of and for the year ended December 31, 2003.

                                                                                    Potential Realizable
                            Number of                                              Value at Assumed Annual
                            Securities    % of Total                                 Rates of Stock Price
                            Underlying     Options/     Exercise Or                      Appreciation
                             Options/    SARs Granted    Base Price                    for Option Term
                           SARs Granted  to Employees      ($/per                   ---------------------
Name                            (#)       in 2003(1)       Share)      Exp. Date       5%           10%
                           ------------  ------------   ------------   ---------    --------     --------
Brett A. Moyer               150,000        15.2%           $0.75       3/31/13      $31,082     $ 68,682
Brett A. Moyer                52,239         5.3%           $1.57       7/22/13      $51,579     $130,711
Jeffrey A. Burt               26,119         2.6%           $1.57       7/22/13      $25,789     $ 65,354
Thomas M. Hamilton            36,567         3.7%           $1.57       7/22/13      $36,105     $ 91,497
Gary L. Williams              36,567         3.7%           $1.57       7/22/13      $36,105     $ 91,497

(1) Focus granted options to purchase a total of 989,558 shares of common stock to employees and directors in 2003.

         The following table sets forth information concerning options exercised during fiscal year 2003 and the value of unexercised options as of December 31, 2003 held by the executives named in the Summary Compensation Table above.

Aggregated Option/SAR Exercises in 2003 and Fiscal Year-End Option/SAR Values

                                                                                  Value of Unexercised
                                                   Number of Securities                In-the-Money
                      Shares                      Underlying Unexercised             Options/SARs at
                   Acquired on      Value        Options/SARs at Year-End              Year-End(1)
                     Exercise     Realized     ------------------------------  ----------------------------
                       (#)          ($)        Exercisable    Unexercisable    Exercisable    Unexercisable
                      -------     --------     -----------    -------------    -----------    -------------
Brett A. Moyer        179,999     $148,625       410,314        351,295          $525,096       $385,070
Jeffrey A. Burt        97,875     $147,954       104,277         49,067          $126,756        $47,961
Thomas M. Hamilton     41,666      $43,379       322,302         84,265          $394,422        $72,725
Gary L. Williams       25,000      $44,500       210,989         49,606          $283,012        $39,826

-----------------
(1) Value is based on the difference between option exercise price and the closing price as quoted on The Nasdaq SmallCap Market at the close of trading on December 31, 2003 ($2.17) multiplied by the number of shares underlying the option.

Employment Agreements

    Brett Moyer is party to an employment contract with us effective September 30, 2002. Pursuant to this employment contract, Mr. Moyer serves as our Chief Executive Officer and President. In addition, in connection with the employment agreement, Mr. Moyer was granted at total of 500,000 options to purchase shares of Common Stock at prices of $0.75 and $1.15 per share, the then fair market values. The options vest over a three year period at 2.77% per month. Under the employment contract, these options accelerate, so as to be immediately exercisable if Mr. Moyer is terminated without cause during the term of the contract. The employment contract provides for incentive bonuses of up to $110,000 as determined by our Board of Directors and employee benefits, including health and disability insurance, in accordance with our policies. The initial term of the agreement is for two years and would terminate on August 6, 2004. Mr. Moyer's contract will automatically renew for an additional one year period unless terminated by either party 30 days prior to the end of the initial term.

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

Compensation of Directors

    Our  non-employee  directors  are  reimbursed  for  out of  pocket  expenses incurred in attending board meetings. No director who is an employee receives separate compensation for services rendered as a director. Non-employee directors are eligible to participate in our stock option plans. An aggregate of 125,000 options to purchase an equal number of shares at an average exercise price of $1.57 per share were granted to our non-employee Directors during the year ended December 31, 2003. All of the options are subject to various vesting provisions.

Repricing of Stock Options

    On September 1, 1998, we repriced all employee and director options under all plans to $1.22 per share for those options priced in excess of this value. This price represented the closing market price of our common stock on September 1, 1998.

Stock Option Plans

    We maintain various stock option plans for the benefit of our officers, directors and employees. A total of 1,523,045 options were available for issuance under the plans as of December 31, 2003. For additional discussion of the plans and awards thereunder see Note 12 "Stockholders Equity - Common Stock" beginning on page F-19.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

    The following table sets forth information, as of March 10, 2004, regarding the shares of our Common Stock beneficially owned by those stockholders of Focus known to management to beneficially own more than five percent (5%) of our Common Stock, each of our directors, nominees and executive officers, as well as all directors and executive officers as a group. Except as noted, we believe each person has sole voting and investment power with respect to the shares shown subject to applicable community property laws.

    "Beneficial ownership" is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. For example, you beneficially own our Common Stock not only if you hold it directly, but also indirectly, if you, through a relationship, contract or understanding, have, or share, the power to vote the stock, to sell the stock or have the right to acquire the stock. Percentage of beneficial ownership based on 43,177,902 shares of our Common Stock, 1,904 shares of Series B Preferred Stock converted into 1,904,000 shares of our common stock and 2,176,592 shares issuable pursuant to beneficially owned options, detailed below, that are exercisable as of March 10, 2004, or within 60 days thereafter.

                                                                              Percentage of
                                                           Number of Shares    Outstanding
                            Name                          Beneficially Owned  Common Stock(1)
                            ----                          ------------------  ---------------

Brett A. Moyer(2)......................................        521,495              1.1%
Carl E. Berg(3)........................................      2,024,585              4.3
William B. Coldrick(4).................................        218,203               *
Michael L. D'Addio(5)..................................        940,766              2.0
Tommy Eng (6)..........................................          4,168               *
N. William Jasper, Jr.(7)..............................        168,929               *
Timothy E. Mahoney(8)..................................         13,195               *
Jeffrey A. Burt(9).....................................        123,339               *
Thomas M. Hamilton(10).................................        345,559               *
Gary L. Williams (11)..................................        222,754               *
All executive officers and directors as a group (10
    persons)(12).......................................      4,582,993              9.7%

------------
*     Less than 1% of the outstanding common stock.

(1) Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares. (2) Includes 40,100 shares of common stock held directly by Mr. Moyer. Includes 481,395 shares issuable pursuant to outstanding stock options that are exercisable at March 10, 2004, or within 60 days thereafter.

(3) Includes 1,904 shares of preferred stock held directly by Mr. Berg that are convertible into 1,904,000 shares of our common stock. Includes 120,585 shares issuable pursuant to outstanding stock options that are exercisable at March 10, 2004, or within 60 days thereafter. Does not include shares to be received on conversion of debt and accrued interest. See "Liquidity and Capital Resources".

(4) Includes 7,369 shares of common stock held directly or indirectly by Mr. Coldrick. Includes 210,834 shares issuable pursuant to outstanding stock options that are exercisable at March 10, 2004, or within 60 days thereafter.

(5) Includes 419,932 shares of common stock held directly or indirectly by Mr. D'Addio. Includes 520,834 shares issuable pursuant to outstanding stock options that are exercisable at March 10, 2004, or within 60 days thereafter.

(6) Includes 4,168 shares issuable pursuant to outstanding stock options that are exercisable at March 10, 2004, or within 60 days thereafter.

(7) Includes 29,000 shares of common stock held directly or indirectly by Mr. Jasper. Includes 139,929 shares issuable pursuant to outstanding stock options that are exercisable at March 10, 2004, or within 60 days thereafter.

(8) Includes 13,195 shares issuable pursuant to outstanding stock options that are exercisable at March 10, 2004, or within 60 days thereafter.

(9) Includes 123,339 shares issuable pursuant to outstanding stock options that are exercisable at March 10, 2004, or within 60 days thereafter.

(10) Includes 6,000 shares of common stock held directly by Mr. Hamilton. Includes 339,559 shares issuable pursuant to outstanding stock options that are exercisable at March 10, 2004, or within 60 days thereafter.

(11) Includes 222,754 shares issuable pursuant to outstanding stock options that are exercisable at March 10, 2004, or within 60 days thereafter.

(12) Includes 2,176,592 shares issuable pursuant to options and warrants to purchase common stock exercisable at March 10, 2004, or within 60 days thereafter.

Item 13. Certain Relationships and Related Transactions

vFinance, Inc.

         Timothy Mahoney, who is a Focus director, is a principal of vFinance, Inc., the parent of vFinance Capital L.C. and a partner of Union Atlantic L.C. For the year ended December 31, 2001, the Company issued to vFinance Capital L.C. 243,833 shares of its common stock in lieu of investment banking fees in connection with the acquisition of Videonics in January 2001, and 79,444 shares of our common stock were issued to vFinance, Inc. for payment under and settlement for the termination of a Management and Financial Consulting Agreement between Focus and Union Atlantic L.C. and vFinance Capital L.C. In addition, vFinance and its affiliates were issued 47,055 shares of common stock pursuant to a price protection provision. Had vFinance, Inc. or any of its affiliates publicly sold its shares of common stock in the market at a price below $1.03, Focus would have been required to issue to vFinance, Inc. additional unregistered shares to make up any shortfalls between the market price at the time the shares were sold and $1.03. At December 31, 2002, the price protection provision had expired and the Company was under no further obligations to vFinance. Consequently, vFinance, Inc. returned the 47,055 shares of common stock in the first quarter of 2003.

         In addition, pursuant to an agreement dated December 27, 2001, vFinance received a warrant to purchase 25,000 shares of the Company's common stock at a per share exercise price of $1.54 per share. For such compensation, vFinance provided the Company with non-exclusive financial advisory services for a period of 12 months.

         During the quarter ended March 31, 2002, in connection with its efforts to find investors in the private placement completed on January 11, 2002, vFinance Investments Inc. received from us $275,000 in cash and a warrant to purchase 123,690 shares of our common stock at $1.36 per share.

         During the quarter ended December 31, 2002, in connection with its efforts to find investors in the private placement completed on November 25, 2002, vFinance Investments Inc. received from us $70,000 in cash and warrants to purchase 40,000 shares of our common stock at $1.20 per share.

         In February 2003, the Company engaged vFinance Investments, Inc. to assist the Company with the preparation of a strategic business plan. Tim Mahoney, a member of the Company's Board of Directors, is the Chairman and COO of vFinance, Inc., the parent company to vFinance Investments. In connection with the preparation of the business plan, the Company incurred consulting expenses of $50,000 during 2003, which is included in general and administrative expenses.

         The Company also engaged vFinance Investments Inc., from July 1, 2003 to December 31, 2003, to act as the Company's exclusive financial advisor, for the purpose of merger and acquisition services. In connection with such financial advisory services, the Company incurred consulting expenses of $45,000 for the year ended December 31, 2003, which is included in general and administrative expenses. If vFinance Investments assists in the successful completion of a qualifying transaction under the engagement, the Company will pay vFinance Investments a success fee depending on the total value of the transaction of (i) no less than $100,000 and up to 2% of the total value of the transaction; and (ii) no less than 30,000 and up to 80,000 shares of the Company's common stock. See "Note 18 - Subsequent Events on page F-27 for more information."

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

         Additionally, Carl Berg, loaned us $2,362,494 on October 26, 2000, to collateralize a $2,362,494 bond posted in connection with the CRA litigation (see "CRA Systems, Inc."). The promissory note had a term of three years and bears interest at a rate of prime plus 1% (5.00% at December 31, 2003). Interest earned on the restricted collateral deposit was payable to Mr. Berg. The interest payable by us to Mr. Berg was reduced by the amount of interest earned on the restricted collateral deposit. The principal amount of the note was originally due on October 26, 2003, but was amended on November 25, 2003, to provide for an extension of the maturity date to January 25, 2005, with interest to be paid quarterly. Under certain circumstances, including at the election of Mr. Berg and Focus, the promissory note and any accrued and unpaid interest is convertible into shares of the Focus common stock at a conversion price of $1.25 which represented the average closing bid and ask price of our common stock on the day preceding the agreement. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a first priority security interest, over substantially all of our assets. On May 7, 2001, $46,000 of outstanding interest due under the note was converted into 38 shares of Series B Preferred Stock. In February 2002, in connection with the settlement of the CRA Systems Inc. case, the bond was liquidated and excess proceeds of $145,000 were used to pay down a portion of this note. As of December 31, 2003 we had unpaid principal and accrued interest due under the note totaling approximately $2,509,000.

         On February 28, 2001, Carl Berg agreed to loan us $2.0 million to support our working capital needs, bearing interest at a rate of prime plus 1%. The principal amount of the note will be due at the end of its term, with interest to be paid quarterly. On April 24, 2001, the note was amended to provide that under certain circumstances, including at the election of Mr. Berg and Focus, the promissory note and any accrued and unpaid interest is convertible into shares of the Company's preferred stock at a conversion price of $1,190 per share which represented 1,000 (each share of preferred is convertible into 1,000 shares of common) multiplied by 125% of the trailing
30-day average of the Company's common stock ending April 23, 2001. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a security interest in first priority over substantially all of our assets. On May 7, 2001, Focus and Mr. Berg agreed to the conversion of $1,000,000 of the outstanding principal balance and $16,000 of accrued interest into 854 shares of Series B Preferred Stock. On November 25, 2003, the note was amended to provide for an extension of the maturity date for the remaining principal balance of $1,000,000, from the maturity date of October 26, 2003 to January 25, 2005. As of December 31, 2003 we had principal and accrued interest due under the note totaling approximately $1,160,000.

         On June 29, 2001, we issued a convertible promissory note to Mr. Berg in the amount up to $650,000 to support the Company's working capital needs. The promissory note had an original due date of January 3, 2003 which was extended to January 25, 2005 and bears interest at a rate of prime plus 1%. The principal amount of the note will be due at the end of its term, with interest to be paid quarterly. The note provides that at the election of Mr. Berg and Focus, the promissory note and any accrued and unpaid interest is convertible into shares of the Company's Series C Preferred Stock at a conversion price of $1,560 per share which represented 1,000 (each share of preferred is convertible into 1,000 shares of common) multiplied by 125% of the trailing 30-day average of Focus' common stock ending June 28, 2001. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a security interest in first priority over substantially all of our assets. As of December 31, 2003 we had principal and accrued interest due under the note totaling approximately $744,000.

         Additionally, in December 2002, Mr. Berg provided Samsung Semiconductor Inc., the Company's contracted ASIC manufacturer, with a personal guarantee to secure the Company's working capital requirements for ASIC purchase order fulfillment. Mr. Berg agreed to provide the personal guarantee on the Company's behalf without additional cost or collateral, as Mr. Berg maintains a secured priority interest in substantially all the Company's assets. At December 31, 2003, the Company owed Samsung $562,000, under net 30 terms.

         At December 31, 2003, the Company owed Carl Berg, approximately $4.4 million in principal and accrued interest on the various aforementioned notes. In September 2003, Mr. Berg agreed to convert such debt and accrued interest into preferred and common stock on conversion terms agreed to more than two years ago. As of December 31, 2003, the conversion would result in the issuance of approximately 2,201,139 shares of common stock and 1,257 shares of preferred stock convertible into an additional 1,257,000 shares of common stock. The conversion is expected to be completed as soon as practical, but in no event sooner than March 15, 2004.

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

Item 14. Principal Accountant Fees and Services

         The following table sets forth the aggregate audit fees and non-audit related fees that Focus incurred for services provided by Deloitte & Touche, LLP during the fiscal years ended December 31, 2003 and 2002. The table lists audit fees, financial information systems design and implementation fees, and all other fees. All services rendered by Deloitte & Touche, LLP during the fiscal years ended December 31, 2003 and 2002 were furnished at customary rates and terms.

                                                          Fiscal Year Ended
                                                            December 31,
                                                     ---------------------------
                                                       2003               2002
                                                     --------           --------
Audit fees ...............................           $166,375           $153,778
Audit-related fees .......................                  0                  0
Tax fees .................................                  0                  0
All other fees ...........................              9,125              8,350
                                                     --------           --------
   Total .................................           $175,500           $162,128
                                                     ========           ========

    Audit fees include only fees that are customary under generally accepted auditing standards and are the aggregate fees Focus incurred for professional services rendered for the audit of Focus' annual financial statements for fiscal year ended December 31, 2003 and the reviews of the financial statements included in Focus' Quarterly Reports on Forms 10-QSB and 10-Q for the fiscal year ended December 31, 2003.

    All other fees include assistance with the Company's various filings including the Company's registration statement filings on Form S-3 related to securities offerings. The Audit Committee has determined that the provision of non-audit services by Deloitte is compatible with maintaining Deloitte's independence. During fiscal year 2003, the Audit Committee approved in advance all audit and non-audit services provided by Deloitte.

Item 15. Exhibits Financial Statement Schedules and Reports On Form 8-K

    (a)  Exhibits

         The following exhibits, required by Item 601 of Regulation S-B, are filed as a part of this Annual Report on Form 10-K or are incorporated by reference to previous filings as indicated by the footnote immediately following the exhibit. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S.

Exhibit No.                           Description

2.1 Agreement and Plan of Merger dated as of August 30, 2000 among Focus, Videonics, and PC Video Conversion (1)

2.2 Agreement and Plan of Reorganization dated as of January 27, 2004 by and between Focus and Visual Circuits Corporation (22)

3.1         Second Restated Certificate of Incorporation of Focus (2)

3.2         Certificate   of  Amendment  to  Second   Restated   Certificate  of
            Incorporation of Focus (3)

3.3         Certificate   of  Amendment  to  Second   Restated   Certificate  of
            Incorporation of Focus dated July 25, 1997 (4)

3.4         Restated Bylaws of Focus (2)

3.5         Certificate of Designation - Series B Preferred Stock (5)

3.6         Certificate   of  Amendment  to  Second   Restated   Certificate  of
            Incorporation of Focus dated January 16, 2001 (19)

3.7 Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Focus dated January 8, 2003 (19)

3.8 Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Focus dated March 12, 2004 *

3.9         Certificate of Designation - Series C Preferred Stock *

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

4.7         Stock Purchase Warrant issued to Union Atlantic, L.C. (9)

4.8 Form of Common Stock Purchase Warrant dated January 11, 2002 issued by Focus to five Investors (10)

4.9 Common Stock Purchase Warrant dated December 27, 2001 issued by Focus to vFinance (10)

4.10        Warrant issued to vFinance dated November 25, 2002 (19)

4.11        Form of Warrant to Investors dated July 1, 2003 (21)

10.1        1997 Director Stock Option Plan (11)

10.2        Common   Stock   and   Warrants   Purchase   Agreement   with   AMRO
            International, S.A. (8)

10.3 Common Stock and Warrant Purchase Agreement, as amended, with BNC Bach International Ltd., Inc. (9)

10.4 Form of Registration Rights Agreement with BNC Bach International Ltd., Inc. (included as Exhibit B to the Common Stock and Warrant Purchase Agreement (9)

10.5        Agreement between Union Atlantic, L.C. and FOCUS Enhancements,  Inc.
            confirming Reorganization Agreement to issue warrant in exchange for fee reduction (9)

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

10.13       Termination  Agreement  between  Focus and Euston dated  January 11,
            2002 (10)

10.14 Form of Common Stock and Warrant Purchase Agreement with four investors dated January 11, 2002 (10)

10.15 Form of Registration Rights Agreement with four investors dated January 11, 2002 (10)

10.16       1998 Non-Qualified Stock Option Plan (15)

10.17       Third  Addendum  to Lease  Dated July 6, 1994,  by and  between  H-K
            Associates (Lessor) and Focus Enhancements, Inc. (Lessee) for premises At 1370 Dell Ave, Campbell, California (16)

10.18       Employment agreement between Focus Enhancements and Brett Moyer (17)

10.19       2002 Non-Qualified Stock Option Plan (18)

10.20 Common Stock Purchase Agreement with two investors dated November 25, 2002 (excludes annexes) (19)

10.21 Registration Rights Agreement with two investors dated November 25, 2002 (19)

10.22 Extension of Notes Payable between the Company and Carl Berg dated April 28, 2003 (20)

10.23 Common Stock and Warrant Purchase Agreement (excluding exhibits) with two investors dated July 1, 2003 (21)

10.24       Registration  Rights Agreement with two investors dated July 1, 2003
            (21)

14          Code of Ethics *


23.1        Consent of Deloitte & Touche LLP *

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by CEO*

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by CFO*

32.1        Certification Pursuant to 18 U.S.C. Section 1350 by CEO*

32.2        Certification Pursuant to 18 U.S.C. Section 1350 by CFO*
----------------------
* Included.

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

      18. Filed as Appendix B to Focus' Definitive Proxy Statement filed with the Commission on November 13, 2002, and incorporated herein by reference.

      19. Filed as an exhibit to Focus' Form 10-KSB dated March 31, 2003, and incorporated herein by reference.

      20. Filed as an exhibit to Focus' Form 10-QSB filed with the SEC on May 9, 2003, and incorporated herein by reference.

      21. Filed as an exhibit to Focus' Registration Statement on Form S-3 filed with the SEC on August 21, 2003, and subsequently amended, and incorporated herein by reference.

      22. Filed as an exhibit to Focus' Registration Statement on Form S-4 filed with the SEC on February 18, 2004, and incorporated herein by reference.

(b) Reports on Form 8-K


            On November 4, 2003, Focus Enhancements, Inc. issued a press release announcing its third quarter 2003 results.

            On December 24, 2003, Focus Enhancements, Inc. issued a press release stating that on December 19, 2003, at Focus Enhancements, Inc. Annual Stockholder's Meeting, Bill Coldrick and Michael D'Addio were elected as directors to serve until 2006 and the Stockholders passed the following proposals:

            o An amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 60,000,000 to 100,000,000;

            o An amendment to the 2002 Non-Qualified Stock Option Plan increasing the number of shares of Common Stock available for grant from 1,000,000 to 2,200,000; and

            o The ratification of Deloitte & Touche, LLP as the Company's independent auditors for the year ending December 31, 2003.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Focus Enhancements, Inc.
Campbell, CA

         We have audited the accompanying consolidated balance sheets of Focus Enhancements, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

DELOITTE & TOUCHE LLP

San Jose, California
March 15, 2004

                            Focus Enhancements, Inc.

                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                         December 31,
                                                                                     -----------------------
                                                                                       2003           2002
                                                                                     --------       --------
                                   ASSETS
Current assets:
  Cash and cash equivalents                                                          $  3,731       $  1,310
  Accounts receivable, net of allowances of $384 and $402 at
    December 31, 2003 and 2002, respectively                                            2,385          1,628
  Inventories                                                                           3,493          2,350
  Prepaid expenses and other current assets                                               368            185
                                                                                     --------       --------
    Total current assets                                                                9,977          5,473

Property and equipment, net                                                               146            191
Capitalized software development costs                                                     --             40
Other assets, net                                                                         151             86
Intangible assets, net                                                                    635          1,053
Goodwill, net                                                                           5,191          5,191
                                                                                     --------       --------
    Total assets                                                                     $ 16,100       $ 12,034
                                                                                     ========       ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Obligations under capital leases, current portion                                  $     --       $     44
  Accounts payable                                                                      2,292          1,860
  Accrued liabilities                                                                   1,989          2,018
                                                                                     --------       --------
    Total current liabilities                                                           4,281          3,922

Convertible notes payable to shareholder                                                3,867          3,867
Obligations under capital leases, non-current                                              --              1
                                                                                     --------       --------

    Total liabilities                                                                   8,148          7,790
                                                                                     --------       --------

Commitments and contingencies (Note 11)

Stockholders' equity

  Preferred stock, $.01 par value; authorized 3,000,000 shares; 1,904 shares issued at December 31, 2003 and 2002 (aggregate liquidation
    preference $2,267)                                                                     --             --

  Common stock, $.01 par value;  100,000,000 shares  authorized, 42,800,240 and
    37,560,537 shares issued at December 31, 2003 and 2002, respectively                  428            376
  Additional paid-in capital                                                           71,295         65,940
  Accumulated deficit                                                                 (63,021)       (61,323)
  Deferred compensation and price protection                                               --            (49)
  Treasury stock at cost, 497,500 and 450,000 shares at December 31, 2003
    and 2002, respectively                                                               (750)          (700)
                                                                                     --------       --------
  Total stockholders' equity                                                            7,952          4,244
                                                                                     --------       --------
    Total liabilities and stockholders' equity                                       $ 16,100       $ 12,034
                                                                                     ========       ========

                   The accompanying notes are an integral part of the consolidated financial statements.

                            Focus Enhancements, Inc.

                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                        Years ended December 31,
                                                 --------------------------------------
                                                   2003           2002           2001
                                                 --------       --------       --------
Net product revenues                             $ 26,575       $ 16,553       $ 21,916
Contract revenues                                      --            759          1,392
                                                 --------       --------       --------
  Total net revenues                               26,575         17,312         23,308

Costs of revenues:
  Products                                         17,428         10,516         13,727
  Contract                                             --            499          1,110
                                                 --------       --------       --------
  Total costs of revenues                          17,428         11,015         14,837
                                                 --------       --------       --------
  Gross profit                                      9,147          6,297          8,471
                                                 --------       --------       --------

Operating expenses:
  Sales, marketing and support                      4,313          4,878          5,989
  General and administrative                        1,751          2,103          2,191
  Research and development                          4,277          4,022          3,352
  Amortization of intangible assets                   577            942          2,760
  Restructuring (recovery) expense                    (29)            96             33
  In-process research and development                  --             --            505
                                                 --------       --------       --------
    Total operating expenses                       10,889         12,041         14,830
                                                 --------       --------       --------

    Loss from operations                           (1,742)        (5,744)        (6,359)

  Interest expense                                   (200)          (246)          (323)
  Interest income                                       7              2             16
  Other expense                                        --           (336)          (438)
  Other income                                        239            357            446
                                                 --------       --------       --------

    Loss before income taxes                       (1,696)        (5,967)        (6,658)

  Income tax expense (benefit)                          2            (10)            --
                                                 --------       --------       --------

    Net loss                                     $ (1,698)      $ (5,957)      $ (6,658)
                                                 ========       ========       ========
Loss per common share:
  Basic                                          $  (0.04)      $  (0.17)      $  (0.21)
                                                 ========       ========       ========
  Diluted                                        $  (0.04)      $  (0.17)      $  (0.21)
                                                 ========       ========       ========
Weighted average common shares outstanding:
  Basic                                            39,121         35,697         31,702
                                                 ========       ========       ========
  Diluted                                          39,121         35,697         31,702
                                                 ========       ========       ========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                            Focus Enhancements, Inc.

                 Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 2003, 2002 and 2001
                                 (in thousands)

                                                                                                 Additional
                                                       Common Stock         Preferred Stock       Paid-in
                                                     Shares      Amount    Shares     Amount      Capital
                                                     ------     -------    ------     ------    ----------
Balance at December 31, 2000                         26,350     $   264        --     $   --     $ 48,727
Issuance of common stock upon exercise of
stock options                                           352           4                               195
Issuance of common stock in connection with
  Videonics acquisition                               5,135          51                             7,908
Assumption of vested options in connection
  with Videonics acquisition                                                                          854
Issuance of common stock to investment
  banker in connection with Videonics acquisition       244           2                               249
Common stock issued for expenses associated
  with delayed registration                             597           6                               582
Common stock issued for consulting and other
  services                                               79           1                               129
Common stock issued in settlement of accrued
  liabilities and notes payable                         619           6                               604
Issuance of preferred stock from conversion
  of note payable to shareholder                                                2                   2,266
Deferred compensation in connection with
  Videonics acquisition                                                                               235
Amortization of deferred compensation
Costs related to pending registration of
  private offerings of common stock                                                                  (182)
Deferred price protection on common stock
  issued for consulting services                         47                                            49
Net loss
                                                     ------     -------      ----     ------     --------
  Balance at December 31, 2001                       33,423         334         2         --       61,616
                                                     ------     -------      ----     ------     --------
Issuance of common stock upon exercise of
  stock options                                         604           6                               440
Issuance of common stock upon exercise of warrants      283           3                               185
Issuance of common stock from private
  offerings, net of issuance costs of $397,000        3,235          32                             3,089
Warrants issued in connection with consulting
  services                                                                                            238
Repricing of Euston warrants                                                                          334
Common stock issued in settlement of accounts
  payable                                                16           1                                22
Stock compensation associated with
  acceleration of option vesting                                                                       16
Amortization of deferred compensation
Net loss
                                                     ------     -------      ----     ------     --------
  Balance at December 31, 2002                        37,561         376        2         --       65,940
                                                     ------     -------      ----     ------     --------
Issuance of common stock from private
offerings, net of issuance costs of $280,000           2,200         22                             1,898
Issuance of common stock in connection with
  DVUnlimited acquisition                                19          --                                50
Issuance of common stock upon exercise of
  stock options                                       2,110          21                             2,119
Issuance of common stock upon exercise of warrants      910           9                             1,288
Settlement of price protection shares
Net loss
                                                     ------     -------      ----     ------     --------
  Balance at December 31, 2003                       42,800     $   428         2     $   --     $ 71,295
                                                     ======     =======      ====     ======     ========
                                                                       Deferred                      Total
                                                                     Compensation                Shareholders
                                                      Accumulated     and Price      Treasury       Equity
                                                        Deficit       Protection      Stock        (Deficit)
                                                       ---------      ---------      ---------   -----------
Balance at December 31, 2000                           $ (48,708)       $    --      $    (700)    $   (417)
Issuance of common stock upon exercise of
stock options                                                                                           199
Issuance of common stock in connection with
  Videonics acquisition                                                                               7,959
Assumption of vested options in connection
  with Videonics acquisition                                                                            854
Issuance of common stock to investment
  banker in connection with Videonics acquisition                                                       251
Common stock issued for expenses associated
  with delayed registration                                                                             588
Common stock issued for consulting and other
  services                                                                                              130
Common stock issued in settlement of accrued
  liabilities and notes payable                                                                         610
Issuance of preferred stock from conversion
  of note payable to shareholder                                                                      2,266
Deferred compensation in connection with
  Videonics acquisition                                                    (235)                         --
Amortization of deferred compensation                                       113                         113
Costs related to pending registration of
  private offerings of common stock                                                                    (182)
Deferred price protection on common stock
  issued for consulting services                                            (49)                         --
Net loss                                                  (6,658)                                    (6,658)
                                                      ----------        -------      ---------     --------
  Balance at December 31, 2001                           (55,366)          (171)          (700)       5,713
                                                      ----------        -------      ---------     --------
Issuance of common stock upon exercise of
  stock options                                                                                         446
Issuance of common stock upon exercise of warrants                                                      188
Issuance of common stock from private
  offerings, net of issuance costs of $397,000                                                        3,121
Warrants issued in connection with consulting
  services                                                                                              238
Repricing of Euston warrants                                                                            334
Common stock issued in settlement of accounts
  payable                                                                                                23
Stock compensation associated with
  acceleration of option vesting                                                                         16
Amortization of deferred compensation                                       122                         122
Net loss                                                  (5,957)                                    (5,957)
                                                      ----------        -------      ---------     --------
  Balance at December 31, 2002                           (61,323)           (49)          (700)       4,244
                                                      ----------        -------      ---------     --------
Issuance of common stock from private
offerings, net of issuance costs of $280,000                                                          1,920
Issuance of common stock in connection with
  DVUnlimited acquisition                                                                                50
Issuance of common stock upon exercise of
  stock options                                                                                       2,140
Issuance of common stock upon exercise of warrants                                                    1,297
Settlement of price protection shares                                        49            (50)          (1)
Net loss                                                  (1,698)                                    (1,698)
                                                      ----------        -------      ---------     --------
  Balance at December 31, 2003                        $  (63,021)       $    --      $    (750)    $  7,952
                                                      ==========        =======      =========     ========

                   The accompanying notes are an integral part of the consolidated financial statements.

                            Focus Enhancements, Inc.

                      Consolidated Statements Of Cash Flows
                                 (in thousands)

                                                                                 Year Ended December 31,
                                                                              -----------------------------
                                                                                2003       2002       2001
                                                                              -------    -------    -------
Cash flows from operating activities:
Net loss                                                                      $(1,698)   $(5,957)   $(6,658)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                   743      1,226      3,166
  Deferred compensation expense                                                    --        122        113
  In-process research and development                                              --         --        505
  Stock and warrants issued for consulting and other services                      --        238         97
  Stock issued for expenses associated with delayed registration                   --         --        438
  Gain on debt settlement                                                        (239)      (311)        --
  Loss on sales of fixed assets                                                    --          1         --
  Expense associated with repricing and acceleration of options and                --        350         --
    warrants

  Changes in operating assets and liabilities, net of the effects of acquisitions:
   Decrease (increase) in accounts receivable                                    (757)     1,686     (1,378)
   Decrease (increase) in inventories                                          (1,143)     1,659        590
   Decrease (increase) in prepaid expenses and other assets                      (162)        55         (8)
   Increase (decrease) in accounts payable                                        363     (1,795)      (178)
   Increase (decrease) in accrued liabilities                                     279       (205)       (63)
   Decrease in accrued legal judgment                                              --     (2,073)       (76)
                                                                              -------    -------    -------
  Net cash used in operating activities                                        (2,614)    (5,004)    (3,452)
                                                                              -------    -------    -------
Cash flows from investing activities:
  Decrease in restricted certificates of deposit                                   --         --      1,263
  Additions to property and equipment                                            (122)       (66)      (196)
  Decrease in restricted collateral deposits                                       --      2,363         --
  Acquisition of developed technology                                             (57)        --         --
  Merger costs related to pending acquisitions                                    (98)        --         --
  Net cash from acquisition of Videonics                                           --         --        360
  Additions to capitalized software development costs                              --         --        (30)
                                                                              -------    -------    -------
Net cash (used in) provided by investing activities                              (277)     2,297      1,397
                                                                              -------    -------    -------
Cash flows from financing activities:
  Payments on notes payable and long-term debt                                     --         --       (400)
  Proceeds from convertible notes payable to shareholder                           --         --      2,650
  Payments on convertible notes payable to shareholder                             --       (145)        --
  Payments under capital lease obligations                                        (45)       (42)      (115)
  Costs related to registration of private offerings of common stock               --         --       (182)
  Net proceeds from private offerings of common stock                           1,920      3,121         --
  Net proceeds from exercise of common stock options and warrants               3,437        634        199
                                                                              -------    -------    -------
Net cash provided by financing activities                                       5,312      3,568      2,152
                                                                              -------    -------    -------
Net increase in cash and cash equivalents                                       2,421        861         97
Cash and cash equivalents at beginning of year                                  1,310        449        352
                                                                              -------    -------    -------
Cash and cash equivalents at end of year                                      $ 3,731    $ 1,310    $   449
                                                                              =======    =======    =======

Supplemental Cash Flow Information:
  Interest paid                                                               $     4    $    11    $    16
  Taxes paid                                                                        2         --         --
  Acquisition of DVUnlimited, for common stock                                     50         --         --
  Acquisition of Videonics, Inc., for common stock and options                     --         --      8,813
  Conversion of note payable to shareholder to preferred stock                     --         --      2,266
  Common stock issued in settlement of accounts payable                            --         23         65
  Conversion of accrued liabilities and notes payable to common stock              --         --        578
  Stock issued for expenses associated with delayed registration                   --         --        150
  Issuance of common stock to investment banker in connection with
    Videonics acquisition                                                          --         --        251

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

    Over 65% of the components for the Company's products are manufactured on a turnkey basis by three vendors, Furthertech Company, Ltd., Samsung Semiconductor Inc., and Asemtec Corporation. In the event that these vendors were to cease supplying the Company, management believes that alternative turnkey manufacturers for the Company's products could be secured. However, the Company would most likely experience delays in the shipments of its products.

    The video technology market is characterized by extensive research and development and rapid technological change resulting in product life cycles for certain of the Company's products that are as short as eighteen to twenty-four months. Development by others of new or improved products, processes or technologies may make the Company's products or proposed products obsolete or less competitive. Management believes it necessary to devote substantial efforts and financial resources to enhance its existing products and to develop new products. There can be no assurance that the Company will succeed with these efforts.

    Basis of Presentation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary PC Video Conversion, Inc. All intercompany accounts and transactions have been eliminated upon consolidation.

    Business Combinations. The acquisition of Videonics, Inc. (Note 3) was accounted for under the purchase method of accounting, and the consolidated financial statements include the results of operations of Videonics from the date of acquisition. The net assets of Videonics were recorded at their fair value at the date of acquisition with the excess of the purchase price over such fair values allocated to goodwill.

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

    Financial Instruments. The carrying amounts reflected in the consolidated balance sheets for cash, certificates of deposit, receivables and accounts payable approximate the respective fair values due to the short-term maturity of these instruments. Long-term debt approximates fair value as these instruments bear interest at terms that would be available through similar transactions with other third parties.

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

    The Company defers revenue recognition relating to consigned sales until the distributor sells through such products to the end customer, or if sell through information is not available from the distributor, when cash is received from the distributors. Receipt of cash from those distributors which do not provide sell through information has historically been indicative of sell through to an end user by that distributor. Management is not aware of any circumstances that would require the return of cash to a distributor, once payment from a distributor has been received. Consignment inventory at December 31, 2003 totaled approximately $18,000. Consignment inventory at December 31, 2002, was not material.

    Contract revenues are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for the contract. This method is used because management considers expended labor hours to be the best available measure of progress on the contract. As of December 31, 2003 and 2002, there were no contract receivables. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Contract costs for the years ended December 31, 2002 and 2001 totaled $499,000 and $1,110,000, respectively (included within costs of revenues in the accompanying consolidated statement of operations). The Company did not record contract revenues nor did it incur costs associated with contract revenues in 2003.

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

     As of December 31, 2003, one customer and one distributor represented approximately 24% and 17%, respectively, of the Company's accounts receivable. As of December 31, 2002, two distributors represented approximately 31% of the Company's accounts receivable (21% and 10% respectively), while a customer represented an additional 10% of the Company's accounts receivable. The Company provides credit to customers in the normal course of business with terms generally ranging between 30 to 90 days. The Company does not usually require collateral for trade receivables, but attempts to limit credit risk through its customer credit evaluation process.

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

    Property and Equipment. Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets as set forth below. The Company evaluates property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements

eventual disposition is less than its carrying amount, an impairment loss would be measured based on the discounted cash flows compared to the carrying amount. No impairment charge for property and equipment has been recorded in 2003, 2002 or 2001.

          Category             Depreciation Period
          --------             -------------------
     Equipment                     3-5 years
     Tooling                       2 years
     Furniture and fixtures        5 years
     Purchased software            1-3 years
     Leasehold improvements        Lesser of 5 years or the term of the lease

    Capitalized Software. Certain software development costs are capitalized when incurred under Statement of Financial Accounting Standards No. 86. Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are amortized based on the greater of: the ratio of the current gross revenues for a product to the total current and anticipated future gross revenues for the product, or the straight-line basis over the estimated useful life of the asset commencing on the date the product is released. No software development costs were capitalized in 2002 or 2003. Amortization of capitalized software development costs totaled $40,000, $339,000 and $379,000, respectively for the years ended December 31, 2003, 2002 and 2001.

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

    Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangibles. Under SFAS No. 142, goodwill is no longer subject to amortization. Rather, SFAS No. 142 requires that intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and at least annually thereafter. The Company completed its annual impairment review during the fourth quarter of 2003. Management determined that goodwill did not appear to be impaired at either the transitional or annual review dates. Under SFAS No. 142, goodwill impairment may exist if the net book value of a reporting unit exceeds its estimated fair value.

    Intangible assets, consisting of the rights and title to Videonics' existing technology, tradename, assembled workforce and other intangible assets associated with the acquisition of Videonics (Note 3), are amortized using the straight-line basis over their estimated useful lives ranging from three to four years. In 2002, in connection with the adoption of SFAS No. 142, the Company ceased amortization of the assembled workforce intangible asset associated with the acquisition of Videonics, and reclassified to goodwill the net carrying amount of the intangible asset, in the amount of $537,000.

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements

    Goodwill includes both the carrying amount of goodwill and assembled workforce less accumulated amortization, as follows (in thousands):


                                       December 31, 2003      December 31, 2002
                                       -----------------      -----------------
Carrying amount:
    Goodwill                               $ 8,344                $ 8,344
    Assembled workforce                        899                    899
                                           -------                -------
Gross carrying amount of goodwill            9,243                  9,243
Less accumulated amortization:
    Goodwill                                (3,690)                (3,690)
    Assembled workforce                       (362)                  (362)
                                           -------                -------
Net carrying amount of goodwill            $ 5,191                $ 5,191
                                           =======                =======

   The following table provides a summary of the carrying amounts of other intangible assets that will continue to be amortized (in thousands).

                                       December 31, 2003      December 31, 2002
                                       -----------------      -----------------
     Carrying amount:
    Existing technology                    $ 1,995                $ 1,888
    Tradename                                  176                    176
                                           -------                -------
Gross carrying amount                        2,171                  2,064
Less accumulated amortization:
    Existing technology                     (1,406)                  (925)
    Tradename                                 (130)                   (86)
                                           -------                -------
Net carrying amount                        $   635                $ 1,053
                                           =======                =======

Amortization expense for the years ending December 31, 2004, 2005 and 2006 is expected to be $552,000, $57,000, and $26,000, respectively.

    The following table represents the impact on net loss and basic and diluted loss per share from the reduction of amortization of goodwill as if SFAS No. 142 was adopted on January 1, 2001:

                                                                   Years ended December 31,
                                                             ------------------------------------
(in thousands, except for per share amounts)                   2003          2002          2001
                                                             --------      --------      --------
Reported net loss                                            $ (1,698)     $ (5,957)     $ (6,658)
Workforce amortization                                             --            --           287
Goodwill amortization                                              --            --         1,593
                                                             --------      --------      --------
Adjusted net loss                                            $ (1,698)     $ (5,957)     $ (4,778)
                                                             --------      --------      --------
Basic and diluted loss per share:
Reported basic and diluted loss per share                    $  (0.04)     $  (0.17)     $  (0.21)
Workforce amortization per share                                   --            --          0.01
Goodwill amortization per share                                    --            --          0.05
                                                             --------      --------      --------
Adjusted basic and diluted loss per share                    $  (0.04)     $  (0.17)     $  (0.15)
                                                             --------      --------      --------
Common and common equivalent shares used in calculation:
Basic and diluted                                              39,121        35,697        31,702

    Advertising and Sales Promotion Costs. Advertising and sales promotion costs are expensed as incurred. Advertising costs consist primarily of magazine advertisements, agency fees and other direct production costs. Advertising and sales promotion costs totaled approximately $411,000, $519,000 and $926,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

    Legal Fees. Legal fees are charged to expense in the period the legal services are performed.

    Research and Development. Research and development costs are expensed as incurred.

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements

    Product Warranty Costs. The Company's warranty period for its products is generally one to three years. The Company accrues for warranty costs based on estimated warranty return rates and costs to repair (Note 5).

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

    Deferred Price Protection on Common Stock. Deferred price protection on common stock pertains to 47,055 shares of common stock issued to vFinance, Inc. (formerly Union Atlantic Capital L.C.) in connection with a price protection arrangement executed with vFinance in 2001 (see Note 17). Such shares were recorded based on their fair value at the date of issuance. The price protection provision expired unused in 2002 and the Company was under no further obligations to vFinance, Inc. Consequently, vFinance, Inc returned the 47,055 shares of common stock in the first quarter of 2003.

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

                                                     Years ended December 31,
                                            ---------------------------------------
                                               2003          2002           2001
                                            ---------     ----------     ----------
Net loss reported under APB 25              $  (1,698)    $   (5,957)    $   (6,658)

Add: Stock-based employee compensation
 expense included in reported net loss             --            122            113

Deduct:  Total stock-based employee
 compensation expense determined under
 fair value based method for all awards          (951)        (1,104)        (1,342)
                                            ---------     ----------     ----------
Pro forma net loss                          $  (2,649)    $   (6,939)    $   (7,887)
                                            =========     ==========     ==========

Basic loss per share, as reported           $   (0.04)    $    (0.17)    $    (0.21)
Basic loss per share, pro forma             $   (0.07)    $    (0.19)    $    (0.25)

Diluted loss per share, as reported         $   (0.04)    $    (0.17)    $    (0.21)
Diluted loss per share, pro forma           $   (0.07)    $    (0.19)    $    (0.25)

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements

Common stock equivalents have been excluded from all calculations of loss per share and pro forma loss per share in 2003, 2002 and 2001 because the effect of including them would be anti-dilutive. The fair value of each grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively; dividend yield of 0.0%; expected volatility of 93%-128%, 130% and 100%, risk-free interest rates of 2.4%-2.7%, 3.1%-4.4% and 3.9%-4.9% and expected lives of 3.0-5.0 years, 5.0 years and 5.0 years.

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

    Comprehensive Income. Certain Financial Accounting Standards Board (FASB) statements require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and foreign currency items, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. There was no accumulated comprehensive income at December 31, 2003, 2002 and 2001, and no differences between net income (loss) and comprehensive income (loss) for the years ended December 31, 2003, 2002 and 2001.

    Recent Accounting Pronouncements.

    In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"), which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) ("EITF 94-3"). SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and that the liability should initially be measured and recorded at fair value. Under EITF 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. The Company adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

    In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company adopted the disclosure requirements of FIN 45 in the current year. The recognition and measurement provisions will be applied to guarantees issued or modified after December 31, 2002. The adoption did not have a material effect on the Company operating results or financial condition.

    The FASB issued FIN 46, Consolidation of Variable Interest Entities in January 2003, and a revised interpretation of FIN 46 ("FIN 46-R") in December 2003. FIN 46, as modified by FIN 46-R, requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. As such, the Company does not expect the adoption of FIN 46, as modified by FIN 46-R to have an impact on its financial position or results of operations.

     In April 2003 the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The Statement clarifies under what circumstances

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements

a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying derivative to conform it to language used in FASB Interpretation FIN No. 45, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of the Statement, except those related to forward purchases or sales of "when-issued" securities, should be applied prospectively. The Company is currently evaluating the impact of adopting SFAS No. 149. However, the Company does not believe that it has entered into any contracts that would fall within the scope of SFAS No. 149.

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

    In December 2003, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which codifies, revises and rescinds certain sections of SAB 101, Revenue Recognition in Financial Statements, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption did not have a material effect on the Company's operating results or financial condition.

2.   Management's Plans

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the years ended December 31, 2003, 2002 and 2001, the Company incurred a net loss of $1,698,000, $5,957,000 and $6,658,000, and net cash used in operating activities totaled $2,614,000, $5,004,000 and $3,452,000, respectively. Additionally, in January 2004, the Company was informed by a significant customer that it should not expect further orders for the Company's FS454 product. Shipments of the FS454, which were primarily to this significant customer, represented 37% of the Company's total net revenues for the year ended December 31, 2003. These factors indicate that the Company may potentially be unable to continue as a going concern.

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

     The Company has historically met cash needs from the proceeds of debt, the sale of common stock in private placements, and the exercise of stock options and warrants. Management continues to assess its product lines in light of technology trends and economic conditions, to identify how to enhance existing product lines or create new distribution channels. In addition, although no assurances can be given, the Company is developing and expects to release three new products during 2004.

     Even if the Company's new products are introduced as planned and are modestly successful, the Company anticipates that its continued significant investment in research and development, primarily in the area of Ultra Wideband, will require the Company to find a partner to fund a portion of the continued development and or raise additional funds to support its working capital needs and meet existing debt obligations.

     There is no assurance that management's plans will be successful or if successful, that they will result in the Company continuing as a going concern.

3.   Acquisitions

DVUnlimited

     In September 2003, the Company acquired the intangible assets of DVUnlimited, a sole proprietorship, located in Budapest, Hungary. The total purchase price was $107,000, consisting of cash, common stock and related legal costs. The acquisition was accounted for using the purchase method of accounting and the entire purchase price was allocated to developed technology, which will be amortized on a straight-line basis over a period of three years.

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements

Videonics

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

4.   Selected Quarterly Data and Fourth Quarter Adjustments (Unaudited)

Quarterly Results of Operations

                                                      2003                                  2002
                                       ----------------------------------     ----------------------------------
(in thousands, except per share data)    Q1       Q2        Q3       Q4         Q1       Q2       Q3       Q4
                                       ------   ------    ------   ------     ------   ------   ------    ------
Net revenues                           $4,090   $4,301   $10,762   $7,422     $4,758   $4,512  $ 4,091   $ 3,951
Gross profit                            1,687    1,861     3,293    2,306      1,725    1,606    1,432     1,534
Operating income (loss)                  (916)    (814)      571     (582)    (1,547)  (1,526)  (1,487)   (1,184)
Net income (loss)                        (969)    (770)      532     (490)    (1,654)  (1,512)  (1,544)   (1,247)
Net income (loss) per share - basic    $(0.03)  $(0.02)  $  0.01   $(0.01)    $(0.05)  $(0.04) $ (0.04)  $ (0.03)
Net income (loss) per share - diluted  $(0.03)  $(0.02)  $  0.01   $(0.01)    $(0.05)  $(0.04) $ (0.04)  $ (0.03)
Shares used in computing:
  Basic                                37,108   37,184    40,159   42,031     35,009   35,500   35,777    36,504
  Diluted                              37,108   37,184    48,755   42,031     35,009   35,500   35,777    36,504

Fourth Quarter Adjustments

    Included in the fourth quarter net losses for 2003, 2002 and 2001, were charges to inventory obsolescence of $87,000, $87,000 and $250,000, respectively. Additionally, in the fourth quarter of 2003, after filing its Form 10-Q for

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements

the quarter ended September 30, 2003, the Company found a data entry error in its third quarter results, which resulted in the understatement of costs of revenues and overstatement of net income for the third quarter by $100,000, or less than $.01 per share. The error was corrected in the fourth quarter of 2003 as the Company's Board of Directors determined that it was not material to the operating results of either quarter.

5.  Significant Reserves

    A summary of the activity in the significant reserves relating to doubtful accounts receivable, sales returns and inventory valuation is as follows (in thousands):

    Accounts Receivable Reserve

                                                             Additions
                                                   ----------------------------
                                 Beginning          Videonics        Charged to                          Ending
Year Ended December 31,           Balance          Acquisition       Operations       Reductions         Balance
-----------------------           -------          -----------       ----------       ----------         -------
            2003                  $    156         $      --        $     210         $      178        $   188
            2002                  $    328         $      --        $      89         $      261        $   156
            2001                  $    522         $     117        $      36         $      347        $   328
    Sales Returns Reserve
                                                             Additions
                                                   ----------------------------
                                 Beginning          Videonics        Charged to                          Ending
   Year Ended December 31,        Balance          Acquisition       Operations       Reductions         Balance
   -----------------------        -------          -----------       ----------       ----------         -------
            2003                  $    246         $      --        $     545         $      595        $   196
            2002                  $    338         $      --        $   1,071         $    1,163        $   246
            2001                  $    520         $     184        $   1,188         $    1,554        $   338
    Inventory Reserve

                                 Beginning         Charged to                           Ending
    Year Ended December 31,       Balance          Operations       Reductions         Balance
    -----------------------       -------          ----------       ----------         -------
            2003                  $  1,028         $      99        $     875*        $      252
            2002                  $    819         $     337        $     128         $    1,028
            2001                  $    753         $     586        $     520         $      819

         (*) Includes $868,000 of reserves associated with the write-off in 2003 of fully-reserved inventory items included within inventory at December 31, 2002.
    Warranty Reserve

                                 Beginning         Videonics         Charged to                          Ending
    Year Ended December 31,       Balance          Acquisition       Operations       Reductions         Balance
    -----------------------       -------          -----------       ----------       ----------         -------
            2003                  $     74         $      --        $      26         $       41        $    59
            2002                  $    121         $      --        $      61         $      108        $    74
            2001                  $     90         $      52        $      61         $       82        $   121

6.  Inventories

    Inventories at December 31 consist of the following (in thousands):

                                      2003            2002
                                    --------        --------
    Raw materials                   $  2,048        $  1,383
    Work in process                       72             116
    Finished goods                     1,373             851
                                    --------        --------
    Total                           $  3,493        $  2,350
                                    ========        ========

     The Company periodically reviews its inventories for excess and obsolete inventory items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost. As a result of this inventory

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements

review, the Company charged approximately $99,000, $337,000 and $586,000 to cost of revenues for the years ended December 31, 2003, 2002 and 2001, respectively.

7.  Property and Equipment

    Property and equipment at December 31 consist of the following (in thousands):

                                                              December 31,
                                                       -------------------------
                                                          2003          2002
                                                       ----------    ----------
 Equipment                                             $      900    $      795
 Tooling                                                      683           676
 Furniture and fixtures                                        40            40
 Leasehold improvements                                       167           167
 Purchased software                                           500           490
                                                       ----------    ----------
                                                            2,290         2,168
 Less accumulated depreciation and amortization            (2,144)       (1,977)
                                                       ----------    ----------
 Property and equipment, net                           $      146    $      191
                                                       ==========    ==========

     Depreciation and amortization expense related to property and equipment for the years ended December 31, 2003, 2002 and 2001 totaled $170,000, $285,000 and $413,000, respectively.

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

Convertible Notes Payable to Stockholder

     Convertible Promissory Notes

     On October 26, 2000, Carl Berg, a Company director and shareholder, loaned the Company $2,362,494 to collateralize a $2,362,494 bond posted in connection with the CRA litigation (see "CRA Systems, Inc."). The promissory note has a term of three years and bears interest at a rate of prime plus 1% (5.00% at December 31, 2003). Interest earned on the restricted collateral deposit is payable to Mr. Berg. The interest payable by the Company to Mr. Berg is reduced by the amount of interest earned on the restricted collateral deposit. The principal amount of the note was originally due on October 26, 2003, but was amended on November 25, 2003, to provide for an extension of the maturity date to January 25, 2005, with interest to be paid quarterly. Under certain circumstances, including at the election of Mr. Berg and the Company, the promissory note and any accrued and unpaid interest is convertible into shares of the Company's common stock at a conversion price of $1.25 which represented the average closing bid and ask price of the Company's common stock on the day preceding the agreement. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a first priority security interest over substantially all of the assets of the Company. On May 7, 2001, $46,000 of outstanding interest due under the note was converted into 38 shares of Series B Preferred Stock. In February 2002, in connection with the settlement of the CRA Systems Inc. case, the bond was liquidated and excess proceeds of $145,000 were used to pay down a portion of this note. As of December 31, 2003 the Company had unpaid principal and accrued interest due under the note totaling approximately $2,509,000.

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements

     On February 28, 2001, Carl Berg agreed to loan the Company $2.0 million to support the Company's working capital needs, bearing interest at a rate of prime plus 1%. The principal amount of the note will be due at the end of its term, with interest to be paid quarterly. On April 24, 2001, the note was amended to provide that under certain circumstances, including at the election of Mr. Berg and the Company, the promissory note and any accrued and unpaid interest is convertible into shares of the Company's preferred stock at a conversion price of $1,190 per share, which represented 1,000 (each share of preferred is convertible into 1,000 shares of common) multiplied by 125% of the trailing
30-day average of the Company's common stock ending April 23, 2001. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a security interest in first priority over substantially all of the assets of the Company. On May 7, 2001, the Company and Mr. Berg agreed to the conversion of $1,000,000 of the outstanding principal balance and $16,000 of accrued interest into 854 shares of Series B Preferred Stock. On November 25, 2003, the note was amended to provide for an extension of the maturity date for the remaining principal balance of $1,000,000, to January 25, 2005. As of December 31, 2003 the Company had principal and accrued interest due under the note totaling approximately $1,160,000.

     On June 29, 2001, the Company issued a convertible promissory note to Mr. Berg in the amount up to $650,000 to support the Company's working capital needs. The promissory note had an original due date of January 3, 2003 which was extended to January 25, 2005 and bears interest at a rate of prime plus 1%. The principal amount of the note will be due at the end of its term, with interest to be paid quarterly. The note provides that at the election of Mr. Berg and the Company, the promissory note and any accrued and unpaid interest is convertible into shares of the Company's Series C Preferred Stock at a conversion price of $1,560 per share which represented 1,000 (each share of preferred is convertible into 1,000 shares of common) multiplied by 125% of the trailing 30-day average of the Company's common stock ending June 28, 2001. The promissory note is secured by a security agreement in favor of Mr. Berg granting him a security interest in first priority over substantially all of the assets of the Company. As of December 31, 2003 the Company had principal and accrued interest due under the note totaling approximately $744,000.

     At December 31, 2003, the Company owed Carl Berg, approximately $4.4 million in principal and accrued interest on the various aforementioned notes. In September 2003, Mr. Berg agreed to convert such debt and accrued interest into preferred and common stock on conversion terms agreed to more than two years ago. As of December 31, 2003, the conversion would result in the issuance of approximately 2,201,139 shares of common stock and 1,257 shares of preferred stock convertible into an additional 1,257,000 shares of common stock. The conversion is expected to be completed as soon as practical, but in no event sooner than March 15, 2004.

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

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements

10.  Other Income

     During the years ended December 31, 2003, 2002 and 2001, the Company recognized a total of $239,000, $311,000 and $374,000 respectively, of other income in connection with the settlement and release of certain obligations that had been previously recorded in accrued liabilities and accounts payable.

11.  Commitments and Contingencies

Leases

     The Company leases office facilities and certain equipment under operating leases. Under the lease agreements, the Company is obligated to pay for utilities, taxes, insurance and maintenance. Total rent expense for the years ended December 31, 2003, 2002 and 2001 was approximately $504,000, $606,000 and $709,000, respectively.

     Minimum lease commitments at December 31, 2003 are as follows (in thousands):

                                            Operating Leases
                                            ----------------
2004                                           $   468
2005                                               318
2006                                                 2
2007                                                --
2008                                                --
                                               -------
Total minimum lease payments                   $   788
                                               -------

     Included in the minimum operating lease commitments for 2004 is $6,000 of minimum rent obligations associated with the Company's Chelmsford, MA facility which the Company vacated in September 2002. See "Restructuring Expenses" for further discussion.

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

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements

Restructuring Expenses

     On September 30, 2002, the Company closed its Chelmsford, MA office, resulting in a $96,000 restructuring charge, and furloughed 7% of its personnel. In December 2002, the Company terminated those furloughed employees and recorded a severance accrual of $26,000. In the second quarter of 2003, the Company was able to settle amounts due on the closure of its Chelmsford facility for $29,000 less than originally estimated. At December 31, 2003, $26,000 of the restructuring reserve remained.

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

     In December 2001 the parties reached an agreement in principle to settle this case and in May 2002 the case was settled and a final judgment was entered by the United States District Court. The settlement was funded entirely by proceeds from defendants' insurance carrier and the case is now closed.

     CRA Systems, Inc.

     In 1996 Focus entered into an agreement with CRA Systems, Inc., a Texas corporation, the terms and nature of which were subsequently disputed by the parties. Focus contended that the transaction was simply a sale of inventory for which it was never paid. CRA contended otherwise. CRA brought suit against Focus on September 21, 1998, for breach of contract and other claims, contending that Focus grossly exaggerated the demand for the product and the margin of profit that was available to CRA regarding this project. CRA sought to recover out-of-pocket losses exceeding $100,000 and lost profits of $400,000 to $1,000,000. The case was removed to the US District Court for the Western District of Texas, Waco, Texas. A jury trial in May 2000 in that court resulted in a verdict in favor of CRA for $848,000 actual damages and $1,000,000 punitive damages. On October 10, 2000, the court rendered a judgment in favor of CRA for actual damages, punitive damages, attorney's fees, costs, and interest. In connection with this judgment, Focus recorded an expense of $2,147,722 in the period ended September 30, 2000. The court overruled the motion for new trial that Focus filed, and Focus appealed the judgment to the U.S. Court of Appeals for the Fifth Circuit in New Orleans, Louisiana. On October 27, 2000, Focus submitted a bond in the approximate amount of $2.3 million (being the approximate amount of the judgment plus 10% to cover interest and costs of CRA) and the U.S. District Court granted a stay of any enforcement of the judgment pending appeal. The Court of Appeals held oral argument on December 3, 2001. On January 3, 2002, the Court of Appeals affirmed the judgment awarded to CRA virtually in its entirety. Focus had already recorded a charge to operations to establish a legal reserve for such amount during the third quarter of 2000. Therefore, in February 2002, Focus utilized the bond to pay CRA $2,215,600 in accordance with the judgment. Excess bond proceeds of $145,000 were used to pay down a Convertible Note Payable to Mr. Berg. See "See Note 8. Notes Payable - Convertible Notes Payable to Stockholder" for further discussion. This case is now closed.

Indemnification agreements

     The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company's product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including but not limited to product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them noninfringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications are outstanding as of December 31, 2003. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be de minimus; accordingly, no liability has been recorded with respect to such indemnifications as of December 31, 2003.

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements

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

     On November 12, 2001, the Company's board of directors adopted a Certificate of Designation whereby a total of 500 shares of Series C Preferred Stock, $0.01 par value per share, are reserved for issuance. Each share has a liquidation preference in the amount of $1,560.00 plus all accrued or declared but unpaid dividends. Cash dividends on the stock are non-cumulative and are paid at the option of the board of directors. If paid, the rate shall be seven percent per annum. The board does not presently intend to pay dividends on the stock. At the option of the holder, each share is convertible into 1,000 shares of the Company's common stock.

     The Company is obligated, under certain circumstances, including at the election of Mr. Berg and Focus, to convert the outstanding balances of convertible notes payable to Mr. Berg, and any unpaid interest, into shares of Focus preferred stock. As of December 31, 2003, approximately 1,257 shares of preferred stock were subject to issuance to Mr. Berg pursuant to the convertible notes payable agreements. See "See Note 8. Notes Payable - Convertible Notes Payable to Stockholder."

Common Stock

     On December 19, 2003, the stockholders of the Company approved an increase to the authorized common shares from 60,000,000 to 100,000,000. This increase was recommended and approved by the Company's Board of Directors to ensure that sufficient shares are available for issuance under the Company's Amended 2002 Non Qualified Stock Option Plan (2,200,000 shares) and for issuances associated with potential acquisitions, private placements and services provided by non-employees.

     For the year ended December 31, 2003, the Company issued at various times, an additional 3,020,472 shares of common stock resulting from other exercises of options and warrants, receiving cash of approximately $3,437,000.

     On July 2, 2003, the Company completed the sale of 2,200,000 shares of its common stock in a private placement to two independent third parties, receiving proceeds of approximately $1,920,000, net of offering costs of $280,000. The shares were sold at an approximate 20% discount to the 5-day average closing bid prices of the Company's common stock prior to closing. In connection with the private placement, the Company issued warrants to the two investors and a placement agent to purchase a total of 467,500 shares of common stock at an exercise price of $1.44 per share. No compensation expense was recorded given that the warrants were issued in connection with the issuance of common stock.

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

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements

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

     On June 9, 2000, the Company entered into a financing agreement resulting in $1,500,000 in gross proceeds from the sale of 1,400,000 shares of common stock and the issuance of a warrant to purchase an additional 140,000 shares of common stock in a private placement, to an unaffiliated accredited investor. The warrant is exercisable until June 30, 2005 at a per-share exercise price of $1.625. In addition, Union Atlantic Capital, L.C. received a warrant to purchase 45,000 shares of common stock as compensation for brokering the private placement. The warrant is exercisable until June 30, 2005 at a per-share exercise price of $1.625. In accordance with its obligations under the agreement, the Company incurred damages of 2% per month of the gross proceeds until its registration of the shares purchased by the investor. The investor agreed to exchange the gross amount of calculated damages for additional common stock of Focus based on an exchange rate of 0.68. At December 31, 2001, the Company had issued approximately 597,000 shares of common stock and recorded expenses during the years ended December 31, 2001 and 2000 of $438,000 and $150,000 respectively, associated with the delays in registration. At December 31, 2001 no further expenses were anticipated in connection with this financing as the Company entered into an agreement with the investor which suspended further charges if the Company registered all outstanding shares issued to the investor by March 31, 2002. The Company completed the registration of such shares on February 12, 2002.

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

     The aggregate fair value of all warrants issued in connection with compensation for financial advisory and other services charged to operations in 2002 and 2001 was calculated at approximately $238,000 and $19,000, respectively (none for 2003). The Company has calculated the fair value of the warrants using the Black-Scholes model and the following assumptions:

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements

                                           2003         2002         2001
                                           ----         ----         ----
    Risk-free rate of interest             n/a       2.9 -3.6%        3.8%
    Average computed life of warrants      n/a       2-3 years     3 years
    Dividend yield                         n/a         0.0%           0.0%
    Volatility of common stock             n/a       136%-143%        100%


     As  of  December  31,  2003,  the  Company  was  obligated   under  certain
circumstances, to issue the following additional shares of common stock:

   Warrants to purchase common stock                               429,500
   Options to purchase common stock                              5,188,150
   Notes payable convertible into common stock                   2,201,139
   Preferred Stock convertible into common stock                 1,904,000
                                                                 ---------
        Total  shares  of  common  stock  obligated,   under
         certain circumstances, to issue                         9,722,789
                                                                 =========

Common Stock Purchase Warrants

    Common stock warrant activity is summarized as follows:

                                                                 2003                      2002                      2001
                                                     -------------------------   ------------------------   -----------------------
                                                                      Grant                     Grant                      Grant
                                                                      Price                     Price                      Price
                                                       Shares         Range       Shares        Range       Shares         Range
                                                     ---------    -------------   -------   -------------   -------    -------------
 Warrants outstanding at beginning of year           1,174,569    $1.20 - $4.12   843,079   $0.75 - $4.12   910,429    $1.06 - $4.21
 Warrants granted                                      467,500        $1.44       677,140   $1.20 - $1.50    25,000        $1.54
 Videonics additions                                        --          --             --         --         82,650        $0.75
 Warrants exercised                                   (910,140)   $1.20 - $1.63  (283,250)      $0.75            --          --
 Warrants canceled                                    (302,429)   $1.54 - $4.21   (62,400)  $0.75 - $3.00  (175,000)   $1.25 - $2.07
                                                     ----------                  ---------                 --------
 Warrants outstanding and exercisable at end of year   429,500    $1.54 - $4.21  1,174,569  $1.20 - $4.12   843,079    $0.75 - $4.12
                                                     =========                   =========                 ========
 Weighted average fair value of
 warrants granted during the year                                         $0.96                     $1.40                      $0.75

1992 Stock Option Plan

     The Company's 1992 Stock Option Plan (the "Plan") provides for the granting of incentive and non-qualified options to purchase up to approximately 1,800,000 shares of common stock. Incentive stock options may be granted to employees of the Company. Non-qualified options may be granted to employees, directors or consultants of the Company. Incentive stock options may not be granted at a price less than 100% (110% in certain cases) of the fair-market value of common stock at date of grant. Non-qualified options may not be granted at a price less than 85% of fair-market value of common stock at date of grant. As of December 31, 2003, all options granted under the Plan were issued at market value at the date of grant. Additionally, no further options are available for grant under the Plan. Options generally vest annually over a three-year period and are exercisable over a five-year period from date of grant. The term of each option under the Plan is for a period not exceeding ten years from date of grant. As of December 31, 2003, options under the Plan to purchase 485,945 shares of the Company's common stock were outstanding with exercise prices of $1.00 to $1.28 per share.

1997 Director Stock Option Plan

     In 1997, the Board of Directors adopted the 1997 Director Stock Option Plan (the "1997 Director Plan"), which authorized the grant of options to purchase up to an aggregate of 1,000,000 shares of common stock. The exercise price per share of options granted under the 1997 Director Plan was 100% of the market value of the common stock of the Company on the date of grant. Options granted under the 1997 Director Plan are exercisable over a five-year period with vesting determined at varying amounts over a three year period. As of December 31, 2003, options under the 1997 Director Plan to purchase 174,574 shares of the Company's common stock were outstanding with an exercise price between $ 1.15 and $1.22 per share.

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements

1998 Stock Option Plan

     In 1998 the Company adopted the 1998 Non-qualified Stock Option Plan (the "1998 NQSO Plan") which authorized the grant of options to purchase up to an aggregate of 1,250,000 shares of common stock. The exercise price per share of options granted under the 1998 NQSO Plan was 100% of the market value of the common stock of the Company on the date of grant. Options granted under the 1998 NQSO Plan are exercisable over a five-year period with vesting determined at varying amounts over a three year period. As of December 31, 2003, options under the 1998 NQSO Plan to purchase 407,328 shares of the Company's common stock were outstanding with an exercise price between $1.15 and $1.28 per share.


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

     On January 16, 2001 in connection with the acquisition of Videonics, options outstanding under the Videonics 1987 Stock Option Plan and the 1996 Amended Stock Option Plan were exchanged for Focus 2000 Plan options to purchase common stock. Focus issued 0.87 shares of Focus options for each issued and outstanding share of Videonics options on the closing date. Based on the exchange ratio, a total of 1,117,597 shares were issued. Such options retained their original vesting periods of three to four years and are canceled 90 days after termination of employment. As of December 31, 2003, options under the 2000 Plan, including those converted in connection with the Videonics merger, to purchase 2,810,107 shares of the Company's common stock were outstanding with an exercise price between $0.56 and $1.57.

2002 Non-Qualified Option Plan

     On October 30, 2002, the Board of Directors of Focus adopted the 2002 Non-Qualified Stock Option Plan (the "2002 Plan"). The 2002 Plan was approved by Company's stockholders on December 20, 2002. On September 24, 2003 the maximum number of options available under the 2002 Plan was increased from 1,000,000 to 2,200,000. On December 19, 2003 the Company's stockholders approved the amendment to the 2002 Plan. Options under the 2002 Plan may be granted to employees, directors or consultants of the Company. The exercise price per share of options granted under the 2002 Plan is 100% of the market value of the common stock of the Company on the date of grant. The 2002 Plan requires that options granted will expire ten years from the date of grant. Each option granted under the 2002 Plan first becomes exercisable upon time periods set by the Compensation Committee of the Focus Board of Directors. With respect to non-executive officer employees, eight and one third percent (8 1/3%) of the shares vest every three months from grant date. Options issued to the Focus Board of Directors and the executive officers under the 2002 Plan, shall vest in equal amounts, occurring monthly over a 3 year period or upon the occurrence of certain events. As of December 31, 2003, options under the 2002 Plan to purchase 682,019 shares of the Company's common stock were outstanding with an exercise price between $0.75 and $2.20 per share.

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements

Summary of Outstanding Stock Options

     A summary of the status of the Company's outstanding stock options as of December 31, 2003, 2002 and 2001, and the changes during the years then ended, is presented below:

                                                         2003                      2002                      2001
                                                ---------------------     ---------------------     --------------------
                                                             Weighted                  Weighted                 Weighted
                                                             Average                   Average                  Average
                                                             Exercise                  Exercise                 Exercise
                                                  Shares       Price       Shares        Price       Shares       Price
                                                ---------      -----      ---------      -----      ---------     -----
 Options outstanding at beginning of  year      6,431,199      $1.00      6,144,456      $0.94      5,110,977     $0.88
 Options granted                                  989,558      $1.42      1,242,774      $1.20      1,084,415     $0.97
 Videonics additions                                   --      $  --             --      $  --      1,117,597     $0.93
 Options exercised                             (2,110,332)     $1.01       (603,597)     $0.74       (351,850)    $1.07
 Options canceled                                (122,275)     $1.26       (352,434)     $1.11       (816,683)    $0.93
                                                ---------                 ---------                 ---------
 Options outstanding at end of year             5,188,150      $1.07      6,431,199      $1.00      6,144,456     $0.94
                                                =========                 =========                 =========
 Options exercisable at end of year             3,574,603      $0.97      4,517,579      $1.00      3,696,779     $1.05
                                                =========                 =========                 =========
 Weighted average fair value of
 options granted during the year                    $1.24                     $0.91                     $0.74

     At December 31, 2003, options available for grant under all plans totaled 1,523,045.

     Information pertaining to options outstanding at December 31, 2003 is as follows:

                                                Options Outstanding               Options Exercisable
                                     --------------------------------------     ------------------------
                                                     Weighted      Weighted                    Weighted
                                                      Average       Average                     Average
Range of                                             Remaining     Exercise                    Exercise
Exercise Prices                      Outstanding       Life          Price      Exercisable      Price
---------------                      -----------     -------       -------      -----------    --------
$0.43 - $0.57                          1,303,821     3.1 yrs         $0.56      1,272,012        $0.56
$0.72 - $1.22                          2,217,906     3.0 yrs         $1.03      1,520,116        $1.03
$1.28 - $2.87                          1,655,980     5.0 yrs         $1.50        772,032        $1.45
$5.75 - $10.21                            10,443     3.3 yrs         $7.42         10,443        $7.42
                                       ---------                                ---------
Outstanding at December 31, 2003       5,188,150     3.6 yrs         $1.07      3,574,603        $0.97
                                       =========                                =========

13.  Net Loss Per Share

     In   accordance   with  the   disclosure   requirements   of  SFAS  128,  a
reconciliation of the numerator and denominator of basic and diluted net loss per share is provided as follows (in thousands, except per share amounts):

                                                 2003        2002       2001
                                              --------    --------    ---------
  Numerator - basic and diluted
  Net loss                                    $ (1,698)   $ (5,957)   $  (6,658)
                                              --------    --------    ---------
  Net loss available to common stockholders     (1,698)     (5,957)      (6,658)
                                              --------    --------    ---------
  Denominator - basic and diluted
  Weighted average common shares                39,121      35,697       31,702
                                              --------    --------    ---------
  Basic and diluted net loss per share
  outstanding                                 $  (0.04)   $  (0.17)   $   (0.21)
                                              --------    --------    ---------


     The following table summarizes common stock equivalents that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive for the years ended December 31, 2003, 2002 and 2001:

                                                2003        2002         2001
                                              ---------   ---------    ---------

  Conversion of notes payable to shareholder  2,201,139   1,917,471    1,936,000
  Options to purchase common stock            5,188,150   6,431,199    6,101,733
  Warrants to purchase common stock             429,500   1,174,569      692,650
                                              ---------   ---------    ---------
  Total common stock equivalents              7,818,789   9,523,239    8,730,383
                                              =========   =========    =========

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements


14.  Income Taxes

     The differences between the provision (benefit) for income taxes from the benefit computed by applying the statutory Federal income tax rate are as follows (in thousands):

                                                          Years ended December 31,
                                                  --------------------------------------
                                                   2003           2002           2001
                                                  -------        -------        --------
Benefit computed at statutory rate (34%)          $  (577)       $(2,027)       $(2,264)
State income tax, net of federal tax                 (241)           173           (388)
Increase in valuation allowance on deferred
  tax assets                                        1,128          2,117          1,104
Current year research credits                        (140)            --             --
Research credit true-up                              (177)            --             --
Non-deductible goodwill                                --             --            574
In process research and development                    --             --            201
Deferred compensation                                  --             42             45
Nondeductible registration expenses                    --             --            174
Capital loss                                           --            (92)            --
Other                                                   9           (223)           554
                                                  -------        -------        --------
                                                  $     2        $   (10)       $    --
                                                  =======        =======        ========

     The net deferred tax asset consists of the following (in thousands):

                                              2003         2002        2001
                                            ---------   ----------   ---------
Net deferred tax asset                      $  26,339   $   23,939   $  21,822
Valuation allowance on deferred tax asset     (26,339)     (23,939)    (21,822)
                                            ---------   ----------   ---------
Net deferred tax asset                      $      --   $       --   $      --
                                            =========   ==========   =========

     The tax effects of each type of income and expense item that give rise to deferred taxes are as follows (in thousands):

                                                                      December 31,
                                                        ----------------------------------------
                                                          2003            2002            2001
                                                        --------        --------        --------
Net operating loss carryforward                         $ 23,537        $ 21,410        $ 19,799
Income tax credit carryforward                               734             273             273
Tax basis in excess of book basis of fixed assets            205             216             298
Book inventory cost less than tax basis                      249             783             471
Reserve for bad debts                                         75              62              91
Tax basis in subsidiaries in excess of book value            915             915             991
Deferred research and development cost                       501             126             688
Other accruals                                               350             590             284
Capitalized software development costs                       (16)            (16)           (162)
Intangible assets                                           (211)           (420)           (911)
                                                        --------        --------        --------
                                                          26,339          23,939          21,822
Valuation allowance on deferred tax asset                 26,339         (23,939)        (21,822)
                                                        --------        --------        --------
Net deferred tax asset                                  $     --        $     --        $     --
                                                        ========        ========        ========

     A summary of the change in the valuation allowance on deferred tax assets is as follows (in thousands):

                                                             Years Ended December 31,
                                                        -----------------------------------
                                                          2003          2002          2001
                                                        -------       -------       -------
Balance at beginning of year                            $23,939       $21,822       $17,369
Purchase adjustment associated with Videonics
 merger                                                      --            --         3,349
Addition to the allowance for deferred tax assets         2,400         2,117         1,104
                                                        -------       -------       -------
Balance at end of year                                  $26,339       $23,939       $21,822
                                                        =======       =======       =======

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements


     At December 31, 2003, the Company has the following carryforwards available for income tax purposes (in thousands):

Federal net operating loss carryforwards expiring in various
amounts through 2023                                                 $   62,351
                                                                     ==========

State net operating loss carryforwards expiring in various
amounts through 2008                                                 $   40,099
                                                                     ==========

Credit for research activities                                       $      812
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

     During the years ended December 31, 2002 and 2001, the Company only had operations in the United States. However, during 2003, the Company established a semiconductor sales office in Taiwan, with a total of two employees. Property plant and equipment purchases to date have been insignificant. All orders taken by the Company's Taiwan sales office are approved by the Company's U.S. headquarters and shipped from the U.S.

     For the year ended December 31, 2003 one customer represented 37% of the Company's total net revenues. For the years ended December 31, 2002 and 2001, one distributor represented 11% and 12%, respectively, of the Company's total net revenues.

     The following table summarizes revenue by geographic area, based on customer billing address, for the years ended December 31, 2003, 2002 and 2001 (in thousands):

                                             2003         2002          2001
                                          ----------   ----------   ----------
 United States                            $   21,066   $   12,828   $   18,170
 Americas (excluding the United States)          208          288          837
 Europe                                        1,745        1,513        1,323
 Asia                                          3,556        2,683        2,978
                                          ----------   ----------   ----------
 Total                                    $   26,575   $   17,312   $   23,308
                                          ==========   ==========   ==========


     The following table summarizes revenue by customer channel for the years ended December 31, 2003, 2002 and 2001 (in thousands):

                                             2003          2002          2001
                                         -----------   -----------   -----------
System product revenue                   $    13,986   $    14,401   $    19,519
Semiconductor product revenue including
 contract revenue                             12,589         2,911         3,789
                                         -----------   -----------   -----------
             Total                       $    26,575   $    17,312   $    23,308
                                         ===========   ===========   ===========

     Revenue is the only operating measure that is directly determinable by channel.

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements


16.  Employee Benefit Plan

     Effective July 1, 1998, the Company implemented a Section 401(k) Profit Sharing Plan (the "401(k) Plan") for all eligible employees. The Company may make discretionary contributions to the 401(k) Plan. Employees are permitted to make elective deferrals of up to 15% of employee compensation and employee contributions to the 401(k) Plan are fully vested at all times. Depending on the Plan, Company contributions either become vested over a period of five years or are vested immediately. For the years ended December 31, 2003, 2002 and 2001, the Company made contributions of approximately $23,000, $19,000 and $20,000, respectively.

17.  Related Party Transactions

     Timothy Mahoney, who is a Focus director, is a principal of vFinance, Inc., the parent of vFinance Capital L.C. and a partner of Union Atlantic L.C. For the year ended December 31, 2001, the Company issued to vFinance Capital L.C. 243,833 shares of its common stock in lieu of investment banking fees in connection with the acquisition of Videonics in January 2001, and 79,444 shares of its common stock were issued to vFinance, Inc. for payment under and settlement for the termination of a Management and Financial Consulting Agreement between Focus and Union Atlantic L.C. and vFinance Capital L.C. In addition, vFinance and its affiliates were issued 47,055 shares of common stock pursuant to a price protection provision. However, the price protection provision expired in 2002 and the Company was under no further obligations to vFinance. Consequently, vFinance, Inc returned the 47,055 shares of common stock in the first quarter of 2003.

     In addition, pursuant to an agreement dated December 27, 2001, vFinance received a warrant to purchase 25,000 shares of the Company's common stock at a per share exercise price of $1.54 per share. For such compensation, vFinance will provided the Company with non-exclusive financial advisory services for a period of 12 months.

     During the quarter ended March 31, 2002, in connection with its efforts to find investors in the private placement completed on January 11, 2002, vFinance Investments Inc. received from the Company $275,000 in cash and a warrant to purchase 123,690 shares of common stock of Focus at $1.36 per share.

     During the quarter ended December 31, 2002, in connection with its efforts to find investors in the private placement completed on November 25, 2002, vFinance Investments Inc. received from the Company $70,000 in cash and warrants to purchase 40,000 shares of common stock of Focus at $1.20 per share.

     In February 2003, the Company engaged vFinance Investments, Inc. to assist the Company with the preparation of a strategic business plan. Tim Mahoney, a member of the Company's Board of Directors, is the Chairman and COO of vFinance, Inc., the parent company of vFinance Investments. In connection with the preparation of the business plan, the Company incurred consulting expenses of $50,000 during 2003, which is included in general and administrative expenses.

     The Company engaged vFinance Investments Inc., from July 1, 2003 to December 31, 2003, to act as the Company's exclusive financial advisor, for the purpose of merger and acquisition services. In connection with such financial advisory services, the Company incurred consulting expenses of $45,000 for the year ended December 31, 2003, which is included in general and administrative expenses. If vFinance Investments assists in the successful completion of a qualifying transaction under the engagement, the Company will pay vFinance Investments a success fee depending on the total value of the transaction of (i) no less than $100,000 and up to 2% of the total value of the transaction; and
(ii) no less than 30,000 and up to 80,000 shares of the Company's common stock.

     In connection with its efforts to find investors for the Company in the private placement completed on July 2, 2003, vFinance Investments Inc. received $137,500 and out-of-pocket expenses, including legal fees, of $27,500. All such cash payments to vFinance Investments Inc., were recorded as reductions of the proceeds received from the private placements.

     In December 2002, Carl Berg, a Company director and shareholder, provided Samsung Semiconductor Inc., the Company's contracted ASIC manufacturer, with a personal guarantee to secure the Company's working capital requirements for ASIC purchase order fulfillment. Mr. Berg agreed to provide the personal guarantee on the Company's behalf without additional cost or collateral, as Mr. Berg maintains a secured priority interest in substantially all the Company's assets. At December 31, 2003, the Company owed Samsung $562,000 under net 30 terms.

                            Focus Enhancements, Inc.
                   Notes To Consolidated Financial Statements

18.  Subsequent Events

     On January 28, 2004, the Company announced that it had entered into an Agreement and Plan of Reorganization to acquire substantially all the assets and assume certain liabilities of Visual Circuits Corporation (Visual Circuits), located in Minneapolis, Minnesota, solely in exchange for 3,805,453 shares of the Company's voting common stock, subject to certain adjustments. Founded in 1991, Visual Circuits is a manufacturer and developer of integrated hardware, software and network products that manage, schedule, distribute, store and present digital video in commercial-market media applications. The acquisition is subject to the approval of Visual Circuits' shareholders, is anticipated to close by April 30, 2004, and will require approval and a declaration of effectiveness by the Securities and Exchange Commission of a Form S-4 registration statement covering the Company's voting common shares to be issued to Visual Circuits.

     On March 2, 2004 the Company announced that it had completed the acquisition of COMO Computer & Motion GmbH (COMO), located in Kiel, Germany, through the issuance of approximately 795,000 shares of the Company's common stock. The Company may also issue an additional approximately 46,000 shares of common stock to COMO's shareholders, in the event certain conditions are met at the end of fiscal 2004 and fiscal 2005. Founded in 1990, COMO manufactures and distributes digital video solutions. In connection with this transaction, the Company will pay to vFinance Investments, Inc., a success fee of $100,000 and 30,000 shares of the Company's common stock.

                                   Signatures

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FOCUS ENHANCEMENTS, INC.

                                            By: /s/ Brett Moyer
                                                --------------------------------
                                                Brett Moyer, President & CEO

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature                              Title                     Date
                ---------                              -----                     ----
        /s/ N. William Jasper, Jr.          Chairman of the Board         March 15, 2004
        --------------------------
        N. William Jasper, Jr.

        /s/ Brett A. Moyer                  President, Chief Executive    March 15, 2004
        --------------------------          Officer and Director
        Brett A. Moyer

        /s/ Gary L. Williams                Principal Accounting Officer  March 15, 2004
        --------------------------          Vice President of Finance
        Gary L. Williams                    and CFO


        /s/ Carl E. Berg                    Director                      March 15, 2004
        --------------------------
        Carl E. Berg

        /s/ William B. Coldrick             Director                      March 15, 2004
        --------------------------
        William B. Coldrick

                                            Director                      March 15, 2004
        --------------------------
        Michael D'Addio

        /s/ Tommy Eng                       Director                      March 15, 2004
        --------------------------
        Tommy Eng

        /s/ Timothy E. Mahoney              Director                      March 15, 2004
        --------------------------
        Timothy E. Mahoney