Form 10-Q
period 2004-03-31
FOCUS ENHANCEMENTS INC
filed 2004-05-17
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004, or

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

                               Title of Each Class
                          -----------------------------
                          Common Stock, $0.01 par value

                      Name of Exchange on which Registered
                      ------------------------------------
                                     NASDAQ

        Securities registered pursuant to Section 12(g) of the Act: None

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No  [X]

As of the close of business May 12, 2004, there were 49.8 million shares of Focus Enhancement's common stock issued and outstanding.

                            FOCUS ENHANCEMENTS, INC.

                                      INDEX

                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements:
                  Condensed Consolidated Statements of Operations                                         3
                  Condensed Consolidated Balance Sheets                                                   4
                  Condensed Consolidated Statements of Cash Flows                                         5
                  Notes to Condensed Consolidated Financial Statements                                    6

Item 2.       Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                               13

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                 26

Item 4.       Controls and Procedures                                                                    26


PART II - OTHER INFORMATION

Item 1.       Legal proceedings                                                                          27

Item 2.       Changes in securities                                                                      27

Item 3.       Defaults upon senior securities                                                            27

Item 4.       Submission of matters to a vote of security holders                                        28

Item 5.       Other information                                                                          28

Item 6.       Exhibits and reports on Form 8-K                                                           28



SIGNATURES                                                                                               29


CERTIFICATIONS                                                                                           30

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            Focus Enhancements, Inc.
                 Condensed Consolidated Statements of Operations
                    (In thousands, except per-share amounts)
                                   (Unaudited)

                                                                   Three Months Ended
                                                            --------------------------------
                                                            March 31, 2004    March 31, 2003
                                                            --------------    --------------
Net revenue                                                 $       4,094     $       4,090
Cost of revenue                                                     2,762             2,403
                                                            --------------    --------------
  Gross margin                                                      1,332             1,687

Operating expenses:
  Sales, marketing and support                                      1,054               998
  General and administrative                                          557               376
  Research and development                                          1,106             1,057
  Amortization of intangible assets                                   164               172
                                                            --------------    --------------
                                                                    2,881             2,603
                                                            --------------    --------------
    Loss from operations                                           (1,549)             (916)
  Interest expense, net                                               (46)              (51)
  Other net income                                                      6              --
                                                            --------------    --------------
    Loss before income taxes                                       (1,589)             (967)
  Income tax expense                                                 --                   2
                                                            --------------    --------------
    Net loss                                                $      (1,589)    $        (969)
                                                            --------------    --------------
Net loss per share
   Basic and diluted                                        $       (0.04)    $       (0.03)

Weighted average common and common equivalent shares
   Basic and diluted                                               42,905            37,108

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            Focus Enhancements, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                                                                                  March 31,    December 31,
                                                                                     2004          2003
                                                                                ------------   ------------
                                   Assets
Current assets:
  Cash and cash equivalents                                                     $      2,701   $      3,731
  Accounts receivable, net of allowances of $345 and $384                              1,659          2,385
  Inventories                                                                          3,206          3,493
  Prepaid expenses and other current assets                                              305            368
                                                                                ------------   ------------
      Total current assets                                                             7,871          9,977

Long-term assets:
  Property and equipment, net                                                            182            146
  Other assets                                                                           246            151
  Intangible assets, net                                                               1,362            635
  Goodwill                                                                             5,854          5,191
                                                                                ------------   ------------
      Total long-term assets                                                           7,644          6,123

                                                                                ------------   ------------
                                                                                $     15,515   $     16,100
                                                                                ============   ============
                    Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                              $      1,930   $      2,292
  Accrued liabilities                                                                  1,499          1,989
  Current portion of long-term debt                                                       31           --
  Borrowings under line-of-credit                                                        453           --
  Loan payable                                                                           251           --
                                                                                ------------   ------------
      Total current liabilities                                                        4,164          4,281

Long-term liabilities:
  Convertible promissory notes payable to shareholder                                   --            3,867
  Long-term debt, net of current portion                                                 196           --
                                                                                ------------   ------------
      Total long-term liabilities                                                        196          3,867

Stockholders' equity:
  Preferred stock, $0.01 par value; authorized 3,000,000 shares; 3,161 and
     1,904 shares issued at March 31, 2004 and December 31, 2003,
     respectively (aggregate liquidation preference $3,917)                             --             --
  Common stock, $0.01 par value; 100,000,000 shares authorized, 45,876,274 and 42,800,240 shares issued at March 31, 2004 and December 31, 2003,
     respectively                                                                        459            428
  Additional paid-in capital                                                          77,154         71,295
  Accumulated deficit                                                                (64,610)       (63,021)
  Cumulative foreign currency translation adjustments                                     (1)          --
  Notes receivable from related parties                                               (1,097)          --
  Treasury stock at cost, 497,500 shares at March 31, 2004 and
    December 31, 2003, respectively                                                     (750)          (750)
                                                                                ------------   ------------
      Total stockholders' equity                                                      11,155          7,952
                                                                                ------------   ------------
                                                                                $     15,515   $     16,100
                                                                                ============   ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            Focus Enhancements, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                                      Three Months Ended,
                                                                            --------------------------------------
                                                                            March 31, 2004          March 31, 2003
                                                                            --------------          --------------
Cash flows from operating activities:
      Net loss                                                              $      (1,589)          $         (969)
      Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                               189                      223
          Changes in assets and liabilities:
              Decrease in accounts receivable                                         903                      270
              Decrease in inventories                                                 555                       56
              Decrease (increase) in prepaid expenses and other assets               (124)                      53
              Increase (decrease) in accounts payable                                (695)                     372
              Decrease in accrued liabilities                                        (136)                     (66)
                                                                            -------------           --------------
Net cash used in operating activities                                                (897)                     (61)

Cash flows from investing activities:
      Acquisition of COMO Computer and Motion GmbH net of cash acquired                (3)                    --
      Increase in other assets                                                       (194)                    --
      Purchases of property and equipment                                             (15)                     (14)
                                                                            -------------           --------------
Net cash used in investing activities                                                (212)                     (14)

Cash flows from financing activities:
      Payments under capital lease obligations                                       --                        (16)
      Proceeds from exercise of common stock options and warrants                      79                       34
                                                                            -------------           --------------
Net cash provided by financing activities                                              79                       18

Decrease in cash and cash equivalents                                              (1,030)                     (57)
Cash and cash equivalents at beginning of period                                    3,731                    1,310
                                                                            -------------           --------------
Cash and cash equivalents at end of period                                  $       2,701           $        1,253
                                                                            =============           ==============

Non-Cash Activity

Conversion of notes payable and accrued interest to related party into
      common and preferred stock                                            $      4,454            $         --
                                                                            =============           ==============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            Focus Enhancements, Inc.

              Notes to Condensed Consolidated Financial Statements

1.    Basis of Presentation - Interim Financial Information

The condensed consolidated financial statements of Focus Enhancements, Inc. ("Focus" or "the Company") as of March 31, 2004 and December 31, 2003, and for the three-month periods ended March 31, 2004 and March 31, 2003, are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in Focus' Annual Report on Form 10-K for the year ended December 31, 2003.

In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Focus' financial position, operating results and cash flows for the periods presented. The results of operations and cash flows for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for any future period.

Focus' fiscal year ends on December 31 and the interim quarters include 13 weeks and end on the last Sunday of the period. For convenience, the accompanying condensed consolidated financial statements are shown as ending on March 31, 2004 and 2003, although the first quarters of fiscal year 2004 and fiscal year 2003 ended on April 4, 2004 and March 30, 2003, respectively.


2.    Consolidation and Foreign Currency Translation

The interim unaudited condensed consolidated financial statements include Focus' accounts and those of its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated upon consolidation.

The functional currency of Focus' foreign subsidiary, COMO Computer & Motion ("COMO" - see Note 5, "Business Combinations"), is the Euro. Gains and losses resulting from the translation of COMO's financial statements are reported as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in net loss.


3.    Pro Forma Stock Compensation Expense

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Stock options issued under Focus' stock option plans have no intrinsic value at grant date. Accordingly, under APB Opinion No. 25, no compensation cost is recognized.

Focus has elected to continue with the accounting prescribed in APB Opinion No. 25 and, as a result, must make pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied. The estimated fair value of the options is amortized to expense over the vesting period of the option. The following table presents the effect on reported net loss and net loss per share of accounting for employee stock options under the fair value method:

                            Focus Enhancements, Inc.

              Notes to Condensed Consolidated Financial Statements

(In thousands, except per-share data)                              Three Months Ended
                                                         ------------------------------------
                                                         March 31, 2004        March 31, 2003
                                                         --------------        --------------
Reported net loss                                        $      (1,589)        $        (969)
Option fair value amortization                                    (273)                 (212)
                                                         -------------         -------------
Pro forma net loss                                       $      (1,862)        $      (1,181)
                                                         =============         =============
Reported net loss per share                              $       (0.04)        $       (0.03)
Net effect per share of option fair value amortization           (0.00)                (0.00)
                                                         -------------         -------------
Basic and diluted pro forma net loss per share           $       (0.04)        $       (0.03)
                                                         =============         =============

Common stock equivalents have been excluded from all calculations of net loss per share and pro forma net loss per share for the periods presented because the effect of including them would be anti-dilutive.

4.    Management's Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2004 and the year ended December 31, 2003, Focus incurred a net loss of $1.6 million and $1.7 million, respectively, and used net cash in operating activities of $0.9 million and $2.6 million, respectively. Additionally, in January 2004, Microsoft ceased placing orders for Focus' FS454 product. Shipments of the FS454, which were primarily to this significant customer, represented 25% and 37% of Focus' total revenues for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. These factors indicate that Focus may potentially be unable to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should Focus be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to return to profitability and significant positive cash flows.

Focus has historically met cash needs from the proceeds of debt, the sale of common stock in private placements, and the exercise of employee stock options and warrants. Management continues to assess its product lines in light of technology trends and economic conditions, to identify how to enhance existing product lines or create new distribution channels. In addition, although no assurances can be given, Focus is developing, and expects to release, three new products during 2004.

Focus' management believes that net proceeds of $5.2 million received in April 2004 from a private equity placement transaction (see Note 12, "Subsequent Events"), in addition to current cash balances, should be sufficient to meet all currently planned expenditures and sustain operations through December 31, 2004. However, Focus' continued significant investment in research and development, primarily in the area of Ultra Wideband, could require it to find a partner to fund a portion of the continued development and/or raise additional funds to support its working capital needs.

There is no assurance that management's plans will be successful or if successful, that they will result in Focus continuing as a going concern.

                            Focus Enhancements, Inc.

              Notes to Condensed Consolidated Financial Statements

5.    Business Combinations

COMO Computer & Motion GmbH
---------------------------
On February 27, 2004, Focus completed the acquisition of COMO, located in Kiel, Germany, pursuant to which COMO became a wholly owned subsidiary of Focus. Under the terms of the agreement, Focus acquired COMO through the issuance of 795,162 shares of its common stock. Focus may also issue up to an additional 46,266 shares of its common stock to COMO's shareholders, in the event certain conditions are met at the end of 2004 and 2005. In connection with this transaction, Focus paid vFinance Investments, Inc., (a related party) a success fee of $100,000 and 30,000 shares of Focus' common stock. The aggregate number of shares of common stock issued by Focus relative to the acquisition of COMO, including the earn out shares, was 871,428.

Founded in 1990, COMO develops, manufactures and distributes digital video solutions. The acquisition will enable Focus to add new features to its video technology product line, including content storage and management functionality, and will provide the presence of an office in Germany, thereby facilitating support of Focus' European distributors and customers.

COMO's results of operations are included in Focus' financial statements from the date of acquisition, and the assets and liabilities were recorded based on their fair values as of the date of acquisition. There were no employee stock options or warrants assumed as a result of the acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to Focus' financial position or results of operations.

The purchase price of approximately $1.7 million, consisting of 871,428 shares of Focus common stock and acquisition costs of approximately $220,000, has been allocated based on the preliminary estimated fair value of net tangible and intangible assets acquired, and liabilities assumed, to the following assets and liabilities:

(In thousands)                                         Purchase Price
                                                         Allocation
                                                       --------------
Assets acquired                                        $       1,520
Intangible assets: Existing technology                           890
Goodwill                                                         663
Liabilities assumed                                           (1,420)
                                                       --------------

                                                       $       1,653
                                                       ==============

Existing technology is being amortized on a straight-line basis over an estimated useful life of three years.

Visual Circuits Corporation
---------------------------
On January 28, 2004, Focus announced that it had entered into an Agreement and Plan of Reorganization to acquire substantially all the assets and assume certain liabilities of Visual Circuits Corporation ("Visual Circuits"), located in Minneapolis, Minnesota, in exchange for approximately 3.8 million shares of Focus' common stock, subject to certain adjustments. Founded in 1991, Visual Circuits is a manufacturer and developer of integrated hardware, software and network products that manage, schedule, distribute, store and present digital video in commercial-market media applications. The acquisition is subject to the approval of Visual Circuits' shareholders. A special meeting of Visual Circuits' shareholders is scheduled for May 28, 2004 and the acquisition is expected to close as soon as practical thereafter.

                            Focus Enhancements, Inc.

              Notes to Condensed Consolidated Financial Statements


6.    Goodwill and Intangible Assets

The following table provides a summary of the change in the carrying amount of goodwill:

(In thousands)                                                         Goodwill
                                                                     -----------

Balance as of December 31, 2003                                      $     5,191
Additional goodwill resulting from the acquisition of COMO                   663
                                                                     -----------
Balance as of March 31, 2004                                         $     5,854
                                                                     ===========

The following tables provide a summary of the carrying amounts of intangible assets:

(In thousands)                                   March 31, 2004
                                   ---------------------------------------------
                                                    Accumulated          Net
                                   Gross Amount     Amortization        Amount
                                   -----------      ------------     -----------
Existing technology                $     2,885      $    (1,558)     $     1,327
Tradename                                  176             (141)              35
                                   -----------      -----------      -----------
                                   $     3,061      $    (1,699)     $     1,362
                                   ===========      ===========      ===========


                                                 December 31, 2003
                                   ---------------------------------------------
                                                    Accumulated          Net
                                   Gross Amount     Amortization        Amount
                                   -----------      ------------     -----------
Existing technology                      1,995           (1,406)             589
Tradename                                  176             (130)              46
                                   -----------      -----------      -----------
                                   $     2,171      $    (1,536)     $       635
                                   ===========      ===========      ===========

The total expected future amortization related to intangible assets is provided in the table below:

(In thousands)                                              Amortization
                                                            ------------
Nine months ended December 31, 2004                         $        636
Fiscal year 2005                                                     354
Fiscal year 2006                                                     323
Fiscal year 2007                                                      49
                                                            ------------
Total                                                       $      1,362
                                                            ============

                            Focus Enhancements, Inc.

              Notes to Condensed Consolidated Financial Statements

7.    Inventories

Inventories are stated at lower of cost (first-in, first-out) or market:

(In thousands)
                                              March 31, 2004   December 31, 2003
                                              --------------   -----------------
Raw materials                                 $        1,742   $          2,048
Work in process                                          252                 72
Finished goods                                         1,212              1,373
                                              --------------   ----------------
                                              $        3,206   $          3,493
                                              ==============   ================

8.       Commitments

(In thousands)
                                              March 31, 2004   December 31, 2003
                                              --------------   -----------------
Short-term debt:
  Current portion of notes payable to bank    $           31   $           --
  Borrowings under line-of-credit                        453               --
  Loan payable                                           251               --
                                              --------------   -----------------
                                                         735               --
Long-term debt:
  Notes payable to bank (long-term
    portion)                                             196               --
  Convertible promissory notes payable
    to shareholder                                      --                3,867
                                              --------------   ----------------
                                                         196              3,867
                                              --------------   ----------------
                                              $          931   $          3,867
                                              ==============   ================

Short- and long-term debts were assumed by Focus as a result of the acquisition of COMO in February 2004 - see Note 5, "Business Combinations".

The short-term debt consists of the current portion of two notes payable, which in aggregate, and including the long-term portion, total approximately $227,000, a line-of-credit with an outstanding balance of approximately $453,000 and a loan with a German small business lending institution. The notes payable and line-of-credit are denominated in Euros and are both with a local German bank. Interest is payable on the notes at an average of 6% and on the line-of-credit at 11%. The two notes of $172,000 and $55,000 will be paid through December 2011 and December 2006, respectively. The notes payable and line-of-credit are partially secured by personal guarantees from the two shareholders from whom Focus purchased the shares of COMO common stock. These personal guarantees total approximately $344,000.

The loan with the German small business lending institution consists of two contracts of similar amounts signed in 1995 and 1996. Interest rates applicable to the two contracts average 8%. In addition, there is profit-linked remuneration, as defined, of approximately 3%, which accumulates and is payable upon profits generated by COMO up to two years after the termination of the contracts. As a result of Focus' acquisition of COMO, the lending institution has notified COMO that these loans must be repaid by June 30, 2004, and accordingly, an accrual for profit-linked remuneration of approximately $60,000 has been classified in "Accrued liabilities" in the condensed consolidated balance sheets. This loan is partially secured by personal guarantees from the two shareholders from whom Focus purchased the shares of COMO common stock. These personal guarantees total approximately $123,000.

                            Focus Enhancements, Inc.

              Notes to Condensed Consolidated Financial Statements

Convertible Promissory Notes
----------------------------
Convertible promissory notes payable at December 31, 2003 consisted of three promissory notes totaling $3.9 million payable to Carl Berg, a Company director and shareholder. The notes bore interest at prime plus 1%, payable quarterly, and were collateralized by substantially all of the assets of Focus. Focus was obligated under certain circumstances, including at the election of Mr. Berg and Focus, to convert the outstanding balances of the notes, and any unpaid interest, into shares of Focus common stock or preferred stock, as specified in the respective note agreements.

On March 19, 2004, Mr. Berg converted his approximately $3.9 million of debt and $587,000 of accrued interest into common and preferred stock. This conversion resulted in the issuance of 2,173,193 shares of Focus' common stock and 840 shares of Series B preferred stock and 417 shares of Series C preferred stock, which are convertible into an additional 840,000 and 417,000 shares of Focus' common stock, respectively. Following the conversion, and assuming conversion of the preferred stock, Mr. Berg owned approximately 11% of the Company's outstanding common and preferred stock.

General
-------
From time to time, Focus is party to certain claims and legal proceedings that arise in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on Focus' financial position or results of operations.

Focus indemnifies its customers from third party claims alleging patent or copyright infringement relating to the use of the Company's products. Such indemnification provisions are accounted for in accordance with SFAS No. 5 and are generally limited to the amount paid by the customer. Historically, costs related to these indemnification arrangements have not been significant.


9.    Stockholders' Equity

The acquisition of COMO in February 2004 resulted in the issuance of 825,162 shares of Focus' common stock, consisting of 795,162 shares issued to COMO's shareholders and 30,000 shares issued to vFinance Investments, Inc., for investment banking services related to the acquisition. Focus may also issue up to an additional 46,266 shares of common stock to COMO's shareholders in the event certain conditions are met at the end of 2004 and 2005.

On March 19, 2004, Carl Berg, a Company director and shareholder, converted his approximately $3.9 million of convertible promissory notes and $587,000 of accrued interest into common and preferred stock, as discussed in note 8, "Commitments".

As of March 31, 2004, Focus was obligated under certain circumstances,  to issue
the  following   additional  shares  of  common  stock  pursuant  to  derivative securities, instruments or agreements:

(In thousands)                                               Shares of
                                                           Common Stock
                                                           -------------
Warrants to purchase common stock (1)                               380
Options to purchase common stock                                  5,315
Preferred Stock convertible into common stock                     3,161
                                                           -------------
                                                                  8,856
                                                           =============

(1) Does not include warrants issued in connection with a private placement, which closed on April 14, 2004. See Note 12, "Subsequent Events".

                            Focus Enhancements, Inc.

              Notes to Condensed Consolidated Financial Statements

10.   Related Party Transactions

vFinance Investments Inc.
-------------------------
Focus has engaged the services of vFinance Investments Inc., to act as the Company's financial advisor. Timothy Mahoney, a member of Focus' Board of Directors is the Chairman and C.O.O. of vFinance, Inc., the parent company to vFinance Consulting, and owns approximately 20% of the shares of vFinance Inc. Focus paid vFinance Consulting $100,000 in fees and 30,000 shares of common stock in the three months ended March 31, 2004 related to merger and acquisition services and $15,000 in fees in the three months ended March 31, 2003 related to the development of a strategic business plan.

Notes receivable from related parties
-------------------------------------
Notes receivable from shareholders, totaling $1,097,000 at March 31, 2004, are due from the two former COMO shareholders, who are now employees of Focus, from whom Focus purchased the shares of COMO common stock. The notes receivable are non-interest bearing, are due on demand and are collateralized by 610,094 shares of Focus common stock.


11.   Bill and Hold Transaction

For the three months ended March 31, 2003, product revenue relating to products sold and, at the customer's request, stored by Focus, totaled approximately $362,000. Such revenue pertained to the sale of product to Focus' distributor in Asia and was recognized during the first quarter of 2003 as the product specifications of the purchase contract had been met during this quarter, the product was accepted by the buyer, title had passed to the buyer, there was no right of return in the contract, the distributor requested that the product be stored and, the product was segregated from Focus' regular inventory and was ready for shipment. Full payment for the product was received in March 2003 and the distributor requested that the product be shipped in May 2003.


12.   Subsequent Events

On April 14, 2004, Focus completed a private placement to sell approximately 3.9 million shares of its common stock to third party investors, receiving proceeds of approximately $5.2 million, net of offering costs of approximately $400,000. The shares were issued at $1.45 per share, an approximate 11% discount to the closing price of Focus' common stock on April 5, 2004. In connection with the private placement, Focus issued warrants to the investors and to a placement agent to purchase a total of approximately 940,000 shares of common stock at an exercise price of $2.00 per share. No compensation expense was recorded given that the warrants were issued in connection with the issuance of common stock.

     Item 2. Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Focus' Annual Report on Form 10-K for the year ended December 31, 2003.

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

In particular, statements contained in this document that are not historical facts (including, but not limited to, statements concerning anticipated revenues, anticipated operating expense levels, potential new products and orders, and such expense levels relative to our total revenues) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the availability of capital to fund our future cash needs, reliance on major customers, history of operating losses, market acceptance of our products, technological obsolescence, competition, successful integration of acquisitions, component supply problems and protection of proprietary information, as well as the accuracy of our internal estimates of revenue and operating expense levels. For a discussion of these factors and some of the factors that might cause such a difference see also " - Risks Factors." These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We do not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

RESULTS OF OPERATIONS

Net Revenue

                                      Three Months Ended
                             -------------------------------------
                                                                            Increase/          %increase/ -
(Dollars in thousands)         March 31, 2004     March 31, 2003            (decrease)            decrease
                             -------------------------------------    -------------------------------------
System products               $         2,935    $         3,578        $         (643)            -18.0%
Semiconductor products                  1,159                512                   647             126.4%
                             ------------------------------------    -------------------------------------

                              $         4,094    $         4,090        $            4               0.1%
                             ====================================    =====================================

Revenue for the three months ended March 31, 2004 was $4.1 million, flat as compared with the three months ended March 31, 2003. The decrease in revenue from sales of systems products was offset by an increase in revenue from sales of our semiconductor products.

For the three  months  ended  March  31,  2004,  net  sales of  system  products
(professional and consumer) to distributors, retailers and VAR's were approximately $2.9 million compared to $3.6 million for the same period in 2003, a decrease of $644,000. The decrease in sales of our systems products mainly reflects lower Mixer product sales, and to a lesser extent, the discontinuance of certain non-profitable products, partially offset by the introduction of new products, including FireStore. The decrease in Mixer product sales occurred primarily in Asia, as video enthusiasts move from stand-alone editing systems to computer based or non-linear editing systems. Although this shift in technology began in the United States and Europe in prior years, certain markets, including Asia, were initially slower to adopt non-linear editing.

Sales of semiconductor products to distributors and OEM customers were approximately $1,159,000 in the three months ended March 31, 2004 compared to $512,000 for the same period in 2003, an increase of $647,000. This increase mainly reflects sales of our FS454 chip, which was included in Microsoft's Xbox, partially offset by decreased sales of our FS401 chip. The decrease in FS401 sales is primarily related to the timing of our design wins as well as our customers' production schedules.

In January 2004, Microsoft ceased placing orders for Focus' FS454 product. Shipments of the FS454, which were primarily to this significant customer, represented 25% and 37% of Focus' total revenues for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively.

As of March 31, 2004, we had a sales order backlog of approximately $330,000, a decrease of $746,000 when compared to the fourth quarter of 2003. This decrease in backlog reflects the cessation of orders from Microsoft for our FS454 chip.

Three customers had sales in excess in of 10% of our revenue in the three months ended March 31, 2004. The aggregate sales to these customers accounted for 47% of our total revenue. One customer accounted for 10% of our revenue for the three months ended March 31, 2003.

Gross margin

                                                Three Months Ended
                                        ------------------------------------
(Dollars in thousands)                   March 31, 2004    March 31, 2003       Increase/ (decrease)
                                        ------------------------------------    -------------------
Gross margin                             $        1,332    $        1,687        $           (355)
                                        ====================================
Gross margin rate                                 32.5%             41.2%                    -8.7%
                                        ====================================

Our gross margin rate for the three months ended March 31, 2004, decreased to 32.5% from 41.2% for the three months ended March 31, 2003, a decrease of 8.7 percentage points. The decrease in the gross margin rate reflects the below average gross margin business that we conducted with one of our significant customers, which did not occur in three months ended March 31, 2003. This significant customer represented approximately 25% of our revenue for the three months ended March 31, 2004. Sales to this customer were made at a gross profit margin percentage of less than 30%, primarily as a result of volume discounts provided.

Operating expenses

(Dollars in thousands)                                 Three Months Ended
                                       -------------------------------------------------
                                           March 31, 2004            March 31, 2003        Increase / (decrease)
                                       -----------------------   -----------------------   -----------------------
                                                      % of                     % of                      % of
                                                    revenue                   revenue                   revenue
Sales, marketing and support            $    1,054      25.8%     $     998       24.4%     $      56        1.4%
General and administrative                     557      13.6%           376        9.2%           181        4.4%
Research and development                     1,106      27.0%         1,057       25.8%            49        1.2%
Amortization of intangible assets              164       4.0%           172        4.2%            (8)      -0.2%
                                       -----------------------   -----------------------   -----------------------
                                        $    2,881      70.4%     $   2,603       63.6%     $     278        6.8%
                                       =======================   =======================   =======================

Sales, marketing and support
----------------------------
Sales, marketing and support expenses for the three months ended March 31, 2004 were $1,054,000, an increase of $56,000 from $998,000 in the three months ended March 31, 2003. An increase in headcount resulting from the acquisition of COMO Computer & Motion GmbH ("COMO") was partially offset by lower commissions and advertising expenditures.

General and administrative
--------------------------
General and administrative expenses for the three months ended March 31, 2004 were $557,000, an increase of $181,000 from $376,000 for the three months ended March 31, 2003. The increase in general and administrative expenses was mainly due to the change in classification of certain personnel costs from research and development in 2003 to general and administrative in 2004, and to a lesser extent, an increase in public relations and auditing fees.

Research and development
------------------------
Research and development expenses for the three months ended March 31, 2004 were $1,106,000, an increase of $49,000 from $1,057,000 for the three months ended March 31, 2003. The increase in research and development expenses reflects additional expenses resulting mainly from the acquisition of COMO, partially offset by a change in classification of certain personnel costs year-over-year from research and development in 2003 to general and administrative in 2004.

Amortization
------------
Amortization expense for the three months ended March 31, 2004 was $164,000, a decrease of $8,000 from $172,000 for the three months ended March 31, 2003. The decrease reflects the completion of amortization of our remaining capitalized software development expenses in 2003, partially offset by amortization expense associated with the intangible assets that resulted from the acquisitions of DVUlimited in September 2003 and COMO in February 2004.

Interest expense, net and Other income, net

(Dollars in thousands)                       Three Months Ended
                                       -------------------------------      Increase /    %increase / -
                                       March 31, 2004   March 31, 2003     (decrease)       decrease
                                       --------------   --------------
Interest expense, net                  $         (46)   $         (51)      $     (5)             -9.8%
                                       ==============   ==============

Other income, net                                  6               --               6              n/a
                                       ==============   ==============

Net interest expense for the three months ended March 31, 2004 was $46,000, compared to $51,000 in the three months ended March 31, 2003. The decrease in net interest expense reflects the conversion in March 2004 of convertible promissory notes into common and preferred stock, partially offset by interest expense associated with short- and long-term debt assumed with the acquisition of COMO in February 2004.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2004 and the year ended December 31, 2003, we incurred net losses of $1.6 million and $1.7 million, respectively, and used cash in operating activities of $0.9 million, and $2.6 million, respectively. These factors indicate that we may potentially be unable to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to return to profitability and significant positive cash flows.

Since inception, we have financed our operations primarily through the public and private sale of common stock, proceeds from the exercise of options and warrants, short-term borrowings from private lenders, and favorable credit arrangements with vendors and suppliers.

First Quarter of Fiscal Year 2004 compared to the First Quarter of Fiscal Year 2003

                                               As of or for Three Months Ended
                                             -----------------------------------
(Dollars in thousands)                       March 31, 2004   December 31, 2003
                                             --------------   -----------------
Cash and cash equivalents                    $        2,701   $           3,731

Working capital                              $        3,707   $           5,696


                                             March 31, 2004      March 31, 2003
                                             --------------      --------------
Days sales outstanding (DSO)                           36.5                52.5

Inventory turns - annualized                            3.4                 2.8

Net cash used in operating activities        $         (897)     $          (61)
Net cash used in investing activities        $         (212)     $          (14)
Net cash provided by financing activities    $           79      $           18

Net cash used in operating activities
-------------------------------------

(In thousands)                                             Three Months Ended,
                                                  ------------------------------------
                                                  March 31, 2004        March 31, 2003
                                                  --------------        --------------         Change in
                                                   cash (used),          cash (used),         cash (used),
                                                     provided              provided             provided
                                                  --------------        --------------         ---------
Net loss                                          $      (1,589)        $        (969)         $    (620)
Non-cash income statement items                             189                   223                (34)
Decrease in accounts receivable                             903                   270                633
Decrease in inventories                                     555                    56                499
Decrease (increase) in prepaid expenses
  and other assets                                         (124)                   53               (177)
Increase (decrease) in accounts payable                    (695)                  372             (1,067)
Decrease in accrued liabilities                            (136)                  (66)               (70)
                                                  --------------        --------------          ---------
                                                  $        (897)        $         (61)          $   (836)
                                                  ==============        ==============          =========

Net cash used in operating activities for the three months ended March 31, 2004 and 2003 was $897,000 and $61,000, respectively. The increase in net cash used in operating activities mainly reflects an increase in the net loss as well as an increase in cash used for accounts payable, partially offset by an increase in cash provided from accounts receivable and inventories. The increase in cash used for accounts payable in the three months ended March 31, 2004, reflects payments relating to payable balances outstanding at December 31, 2003 associated with FS454 chip production, which was primarily used in Microsoft' Xbox. In January 2004, Microsoft ceased placing orders for the FS454 chip from us. The increase in cash provided by accounts receivable and inventories reflects significant decreases in our accounts receivable and inventories balances from December 31, 2003. These decreases are a result of a decrease in FS454 production and related sales, which were primarily to Microsoft.

Two customers had accounts receivable balances in excess of 10% of our total accounts receivable at March 31, 2004 and those customers accounted for 42% of our total accounts receivable at that date.

We expect that our operating cash flows may fluctuate in future periods as a result of fluctuations in our operating results, shipment timetable and accounts receivable collections, inventory management, and the timing of payments among other factors.

Net cash used in investing activities
-------------------------------------
Net cash used in investing activities was $212,000 for the three months ended March 31, 2004, compared to $14,000 for the three months ended March 31, 2003. The increase in cash used in investing activities mainly reflects an increase in other assets associated with transaction costs incurred during the three months ended March 31, 2004 with respect to the pending acquisition of Visual Circuits (see Note 5, "Business Combinations").

Net cash provided by investing activities
-----------------------------------------
Net cash provided by financing activities increased $61,000 to $79,000 for the three months ended March 31, 2004, compared to $18,000 for the three months ended March 31, 2003, reflecting increased proceeds from warrant and employee option exercises.

Capital Resources and Liquidity Outlook
---------------------------------------
We have incurred losses and used net cash in operating activities for the three months ended March 31, 2004 and each of the two years in the period ended December 31, 2003, and as such, have been dependent upon raising money for short- and long-term cash needs through debt, proceeds from the exercise of options and warrants, and the sale of our common stock in private placements. For the year ended December 31, 2003, we received approximately $1.9 million in net proceeds from private offerings of common stock. In April 2004 we received net proceeds of approximately $5.2 million from the sale of approximately 3.9 million shares of our common stock to a group of third party investors in a private placement transaction.

At December 31, 2003, we owed Carl Berg, a Company director and shareholder, approximately $4.4 million in principal and accrued interest on various notes. On March 19, 2004, Mr. Berg converted the outstanding principal and accrued interest balance into common and preferred stock. At March 31, 2004, our remaining debt obligations consisted of approximately $931,000 in Euro-denominated short- and long-term debt assumed in connection with the acquisition of COMO - see Note 8, "Commitments".

In January 2004, Microsoft ceased placing orders for our FS454 product. Shipments of the FS454, which were primarily to this significant customer, represented 25% and 37% of our total revenues for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. We recorded gross margins as a percentage of sales, before commissions and selling expenses, of below 30% relative to sales of the FS454 chip. The loss of Microsoft orders for the FS454 will have a material adverse effect on our revenues, operating profit and liquidity, especially when compared to the third and fourth quarter of 2003 and the first quarter of 2004, as we began our initial shipments to the customer in the third quarter of 2003 and continued sales through the first quarter of 2004. However, as the product was manufactured by one of our contract manufacturers, we were able to meet the customer's requirements without an increase in our staffing and operations. Although there can be no assurances, we do not anticipate any significant adjustments to our staffing or operations or significant adjustments to the carrying value of our FS454 inventory, as a result of this loss.

In addition to regularly reviewing our cost structure, we released several new products in 2003, which are expected to generate additional revenue in 2004 and beyond, and are continually reviewing our product lines to identify how to enhance existing, or create new, distribution channels. Additionally, although no assurances can be given, we expect to release three new products in 2004. There can be no assurances as to the amount of revenue these new products will produce.

We believe that the net proceeds of $5.2 million received in April 2004 from a private equity placement transaction, in addition to current cash balances, should be sufficient to meet all currently planned expenditures and sustain operations through December 31, 2004. However, our continued significant investment in research and development, primarily in the area of Ultra Wideband, could require us to find a partner to fund a portion of the continued development and/or raise additional funds to support our working capital needs.

There is no assurance that management's plans will be successful or if successful, that they will result in Focus continuing as a going concern.

Summary of Certain Contractual Obligations as of March 31, 2004

(In thousands)
                        < 1 year       2-3 Years        Total
                      -----------     -----------     ----------

Operating leases      $       426     $       241     $      667
                      ===========     ===========     ==========

RISK FACTORS

Risks Related to Our Business
-----------------------------

We have a long history of operating losses.

As of March 31, 2004, we had an accumulated deficit of $64.6 million. We incurred net losses of $1.6 million, $1.7 million and $6.0 million for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002, respectively. There can be no assurance that we will ever become profitable. Additionally, our auditors have included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2003 with respect to substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

We may need to raise additional capital, which will result in further dilution of existing and future stockholders.

Historically, we have met our short- and long-term extra cash needs through debt and the sale of common stock in private placements because cash flow from operations has been insufficient to fund our operations.

Future capital requirements will depend on many factors, including cash flow from operations, continued progress in research and development programs, competing technological and market developments, and our ability to market our products successfully. If we require additional equity or debt financing in the future, there can be no assurance that sufficient funds will be raised. Moreover, any equity financing or convertible debt would result in dilution to our then-existing stockholders and could have a negative effect on the market price of our common stock. Furthermore, any additional debt financing will result in higher interest expense.

We recently completed the acquisition of COMO and expect to complete the acquisition of Visual Circuits Corporation in the second quarter of 2004. Although these acquisitions were, or will be, effected through the issuance of common stock, cash may be needed to fund operations because the businesses associated with these acquisitions are not currently profitable. To that end, in April 2004 we raised net proceeds of approximately $5.2 million through the sale of approximately 3.9 million shares of our common stock to a group of third party investors in a private placement transaction. See Note 12, "Subsequent Events".

We are dependent upon a significant stockholder to meet our interim financing needs.

We have relied upon the ability of Carl Berg, a director and significant owner of our common stock, for interim financing needs. As of December 31, 2003, we had an aggregate of approximately $4.4 million in debt and accrued interest outstanding to Mr. Berg. On March 19, 2004, Mr. Berg converted this debt and accrued interest to common and preferred stock. Additionally, Mr. Berg has provided Samsung Semiconductor Inc., our contracted ASIC manufacturer, with a personal guarantee to secure our working capital requirements for ASIC purchase order fulfillment. There can be no assurances that Mr. Berg will continue to provide such interim financing or personal guarantees, should we need additional funds or increased credit facilities with our vendors.

We have a significant amount of convertible securities that will dilute existing stockholders upon conversion.

At May 10, 2004, we had 3,161 shares of preferred shares issued and outstanding, and 1.2 million warrants and 5.3 million options, which are all exercisable into shares of common stock. The 3,161 shares of preferred stock are convertible into approximately 3.2 million shares of our voting common stock. See Note 10, "Related Party Transactions". Furthermore, we may grant 1.4 million additional stock options to our employees, officers, directors and consultants under our current stock option plans. We also may issue additional shares in acquisitions. Any additional grant of options under existing or future plans or issuance of shares in connection with an acquisition will further dilute existing stockholders.

Any acquisitions of companies or technologies by us, including our proposed acquisition of Visual Circuits Corporation's assets, and recently completed acquisition of COMO may result in distraction of our management and disruptions to our business.

We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise, as was the case in January 2004 when we announced that we had entered into a definitive agreement to acquire substantially all the assets of Visual Circuits Corporation, and in February 2004 when we acquired the stock of COMO. From time to time, we may engage in discussions and negotiations with companies regarding the possibility of acquiring or investing in their businesses, products, services or technologies. We may not be able to identify suitable acquisition or investment candidates in the future, or if we do identify suitable candidates, we may not be able to make such acquisitions or investments on commercially acceptable terms or at all. If we acquire or invest in another company, we could have difficulty assimilating that company's personnel, operations, technology or products and service offerings. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect the results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions and/or pay for the legal, accounting or finders fees, typically associated with an acquisition. The issuance of equity securities could be dilutive to our existing stockholders. In addition, the accounting treatment for any acquisition transaction may result in significant goodwill, which, if impaired, will negatively affect our consolidated results of operations. The accounting treatment for any potential acquisition may also result in a charge for in-process research and development expense, which will negatively affect our consolidated results of operations.

We rely on certain vendors for a significant portion of our manufacturing.

Approximately 49% of the components for our products are manufactured on a turnkey basis by two vendors, Furthertech Company Ltd. and Samsung Semiconductor Inc. In addition, a single vendor in Mexico assembles certain of our products. If these vendors experience production or shipping problems for any reason, we in turn could experience delays in the production and shipping of the Company's products, which would have an adverse effect on our results of operations.

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

For the three months ended March 31, 2004, three customers in aggregate provided 47% of our total revenues and as of March 31, 2004 comprised 47% of our accounts receivable balance. We presently have no reason to believe that these customers lack the financial resources to pay. We do not have long-term contracts requiring any customer to purchase any minimum amount of products. There can be no assurance that we will continue to receive orders of the same magnitude as in the past from existing customers or will be able to market our current or proposed products to new customers. However, the loss of any major customer, the failure of any such identified customer to pay us, or to discontinue issuance of additional purchase orders, would have a material adverse effect on our revenues, results of operation, and business as a whole absent the timely replacement of the associated revenues and profit margins associated with such business. Furthermore, many of our products are dependent upon the overall success of our customers' products, over which we often have no control.

To that point, in January 2004, Microsoft ceased placing orders for our FS454 product. Shipments of the FS454, which were primarily to this significant customer, represented 25% and 37% of our total revenues for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. The loss of Microsoft orders for the FS454 will have a material adverse effect on our revenues, operating profit and liquidity, especially when compared to the third and fourth quarter of 2003 and the first quarter of 2004, as we began our initial shipments to Microsoft in the third quarter of 2003 and continued sales through the first quarter of 2004. However, as the product was manufactured by one of our contract manufacturers, we were able to meet Microsoft's requirements without an increase in our staffing and operations. Although there can be no assurances, we do not anticipate any significant adjustments to our staffing or operations or significant adjustments to the carrying value of our FS454 inventory, as a result of this loss.

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

The computer  peripheral  markets are  characterized  by extensive  research and development and rapid technological change resulting in short product life cycles. Development by others of new or improved products, processes or technologies may make our products or proposed products obsolete or less competitive. We must devote substantial efforts and financial resources to enhance our existing products and to develop new products, including our investment in Ultra Wideband technology, which is currently averaging approximately $500,000 per quarter and is expected to increase significantly through the remainder of 2004. There can be no assurance that we will succeed with these efforts.

We may not be able to protect our proprietary information.

As of March 31, 2004, we held four patents and one pending application, which combined five previous provisional patent applications, in the United States. Certain of these patents have also been filed and issued in countries outside the United States. We treat our technical data as confidential and rely on internal non-disclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect our proprietary information. There can be no assurance that these measures will adequately protect the confidentiality of our proprietary information or prove valuable in light of future technological developments.

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

We are required to maintain a minimum bid price of $1.00 per share for our common stock. Between April 1, 2003 and March 31, 2004, Focus voting common stock closed below $1.00 a share on 64 of 314 trading days. On March 18, 2003, we were notified by the Nasdaq that our common stock did not meet the minimum bid price requirement to remain listed on the Nasdaq SmallCap Market. However, on May 21, 2003, we received notification from Nasdaq that we had regained compliance and the matter was closed.

We must maintain stockholders' equity of $2.5 million. At March 31, 2004, we had total stockholders' equity of $11.2 million. To the extent we incur net losses and do not raise additional capital, our stockholders' equity will be reduced.

If we fail to meet these Nasdaq SmallCap requirements, our common stock could be delisted, eliminating the only established trading market for our shares. Any sales of our voting common stock at a discount to market may reduce the trading price of our common stock to a level below the Nasdaq minimum bid price requirement.

In the event we are delisted from the Nasdaq SmallCap Market, we would be forced to list our shares on the OTC Electronic Bulletin Board or some other quotation medium, such as pink sheets, depending on our ability to meet the specific listing requirements of those quotation systems. As a result an investor might find it more difficult to dispose of, or to obtain accurate price quotations for, such shares. Delisting might also reduce the visibility, liquidity, and price of our voting common stock.

Our common stock price is volatile.

The market price for our voting common stock is volatile and has fluctuated significantly to date. For example, between January 1, 2003 and March 31, 2004, the per share price has fluctuated between $0.50 and $4.20 per share, closing at $1.39 on May 11, 2004. The trading price of our voting common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to factors including the following:
     o    actual or anticipated variations in our quarterly operating results;
     o announcements of technological innovations, new sales formats or new products or services by us or our competitors;
     o    cyclical nature of consumer products using our technology;
     o    changes in financial estimates by us or securities analysts;
     o changes in the economic performance and/or market valuations of other multi-media, video scan companies;
     o announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
     o    additions or departures of key personnel;
     o    additions or losses of significant customers; and
     o    sales of common stock or issuance of other dilutive securities.

In addition, the securities markets have experienced extreme price and volume fluctuations in recent times, and the market prices of the securities of technology companies have been especially volatile. These broad market and industry factors may adversely affect the market price of common stock, regardless of actual operating performance. In the past, following periods of volatility in the market price of stock, many companies have been the object of securities class action litigation, including us. If we are sued in a securities class action, then it could result in additional substantial costs and a diversion of management's attention and resources.

Risks Related to Our Industry
-----------------------------

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

Our businesses are very competitive.

The computer peripheral markets are extremely competitive and are characterized by significant price erosion over the life of a product. We currently compete with other developers of video conversion products and with video-graphic integrated circuit developers. Many of our competitors have greater market recognition and greater financial, technical, marketing and human resources. Although we are not currently aware of any announcements by our competitors that would have a material impact on our operations, there can be no assurance that we will be able to compete successfully against existing companies or new entrants to the marketplace.

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

If the adverse economic conditions in the United States and throughout the world continue or worsen, we may continue to experience a material adverse impact on our business, operating results, and financial condition. We continue to take actions and charges to reduce our cost of sales and operating expenses in order to address these adverse conditions. A prolonged continuation or worsening of sales trends may require additional actions and charges to reduce cost of sales and operating expenses in subsequent quarters. We may be unable to reduce cost of sales and operating expenses at a rate and to a level consistent with such a future adverse sales environment. If we must undertake further expense reductions, we may incur significant incremental special charges associated with such expense reductions that are disproportionate to sales, thereby adversely affecting our business, financial condition and operating results. Continuing weakness in the economy could decrease demand for our products, increase delinquencies in payments and otherwise have an adverse impact on our business.

Recent corporate bankruptcies, accounting irregularities, and alleged insider wrong doings have negatively affected general confidence in the stock markets and the economy, causing the U.S. Congress to enact sweeping legislation, which will increase the costs of compliance.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2004 we did not hold any short-term investments that would be exposed to market risk from adverse movements in interest rates.

In connection with the acquisition of COMO, we assumed approximately $931,000 in Euro-denominated short- and long-term debt. The average interest rate applicable to these debt obligations is 9%.

Also as a result of the COMO acquisition, we had net tangible assets denominated in Euros of approximately $100,000 as at March 31, 2004.

Item 4. Controls and Procedures

Management of the Company, with the participation of the President and Chief Executive Officer and the Chief Financial Officer (its principal executive officer and principal financial officer, respectively), evaluated Focus' disclosure controls and procedures as of the end of the period covered by this Report.

Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this Report, Focus' disclosure controls and procedures are effective to ensure that information required to be disclosed by Focus in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Focus in such reports is accumulated and communicated to Focus' management, including the President and Chief Executive Officer and the Chief Financial Officer of Focus, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Focus' internal control over financial reporting that occurred during Focus' first fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, Focus' internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal proceedings

         From time to time, Focus is party to certain other claims and legal proceedings that arise in the ordinary course of business of which, in the opinion of management, do not have a material adverse effect on Focus' financial position or results of operation.

Item 2.  Changes in securities

         Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

         (a)  None

         (b)  None

         (c) and (d) On April 14, 2004, the Company completed the sale of 3,862,070 shares of its common stock in a private placement to independent third party investors, receiving proceeds of approximately $5.2 million, net of offering costs of approximately $400,000. The shares were sold at an approximate 11% discount to the closing price of the Company's common stock as of April 5, 2004, the date the commitment to purchase/sell was reached by the parties. Additionally, the Company issued warrants to the investors and a placement agent to purchase 940,414 shares of common stock at an exercise price of $2.00 per share. The shares were sold to accredited investors pursuant to an exemption from registration under the federal securities laws. Focus will use the funds from the sale of the 3,862,070 shares of common stock for general corporate purposes. The shares, including the underlying warrants, will be registered on a Registration Statement on Form S-3 pursuant to a registration rights agreement with the investors.

              On March 19, 2004, Mr. Berg converted his approximately $3.9 million of debt and $587,000 of accrued interest into common and preferred stock. This conversion resulted in the issuance of 2,173,193 shares of Focus' common stock, 840 shares of Series B preferred stock and 417 shares of Series C preferred stock, which are convertible into an additional 840,000 and 417,000 shares of Focus' common stock, respectively. Following the conversion, Mr. Berg owned approximately 11% of the Company's outstanding common and preferred stock. The conversion was exempt for registration under the federal securities laws as Mr. Berg is an accredited investor under applicable securities laws.

              On February 27, 2004, Focus completed the acquisition of COMO, located in Kiel, Germany, pursuant to which COMO became a wholly owned subsidiary of Focus. Under the terms of the agreement, Focus acquired COMO through the issuance of 795,162 shares of its common stock. Focus may also issue up to an additional 46,266 shares of its common stock to COMO's shareholders, in the event certain conditions are met at the end of 2004 and 2005. In connection with this transaction, Focus paid vFinance Investments, Inc., (a related party) a success fee of $100,000 and 30,000 shares of the Focus' common stock. The aggregate number of shares of common stock issued by Focus relative to the acquisition of COMO, including the earn out shares, was 871,428. The shares were issued to the two owners of COMO located in Germany in a private transaction pursuant to an exemption from registration under the federal securities laws. Focus has filed a Registration Statement on Form S-3 to register the shares.

         (e)  None

Item 3.  Defaults upon senior securities
         None.

Item 4.  Submission of matters to a vote of security holders

         Focus will hold its annual meeting of shareholders at its corporate headquarters located at 1370 Dell Avenue, Campbell, CA on Friday, July 30, 2004. Shareholders of record on June 11, 2004 will be entitled to vote on matters to be considered at the meeting. Focus expects to mail its proxy materials to shareholders on or about June 23, 2004.

Item 5.  Other information
         None.

Item 6.  Exhibits and reports on Form 8-K.

         (a)  Exhibits
              Exhibit 31.1 - Rule 13a-14(a) Certification of CEO
              Exhibit 31.2 - Rule 13a-14(a) Certification of CFO
              Exhibit 32.1 - CEO 906 Certification
              Exhibit 32.2 - CFO 906 Certification

         (b)  Reports on Form 8-K

              On January 28, 2004, Focus filed on Form 8-K to announce it had entered into an agreement to acquire substantially all the assets and liabilities of Visual Circuits Corporation and had signed a letter of intent to acquire COMO Computer and Motion GmbH.

              On April 7, 2004, Focus filed a Current Report on Form 8-K to announce:
              o It had obtained binding commitments to raise $5.6 million of gross proceeds through a private placement; and
              o Carl Berg, a director of Focus, converted his approximately $4.5 million of debt and accrued interest into preferred and common stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



   May 17, 2004      Focus Enhancements, Inc.
   ------------------------------------------
       Date                                            Registrant

                                             By:/s/ Brett A. Moyer
                                                --------------------
                                                    Brett A. Moyer
                                           Chief Executive Officer and President
                                               (Principal Executive Officer)


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