Form 10-Q
period 2004-06-30
FOCUS ENHANCEMENTS INC
filed 2004-08-16
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 1-11860

Focus Enhancements, Inc.

(Name of Issuer in its Charter)

Delaware	04-3144936
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1370 Dell Ave

Campbell, CA 95008

(Address of Principal Executive Offices)

(408) 866-8300

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of Act:

Title of Each Class

Common Stock, $0.01 par value

Name of Exchange on which Registered

NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes     No  ☒

As of the close of business on August 11, 2004, there were 53.2 million shares of Focus Enhancement’s common stock issued and outstanding.

FOCUS ENHANCEMENTS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Focus Enhancements, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per-share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net revenue	$5,024	$4,301	$9,118	$8,391
Cost of revenue	3,223	2,440	5,985	4,843

Gross margin	1,801	1,861	3,133	3,548

Operating expenses:
Sales, marketing and support	1,273	1,089	2,327	2,087
General and administrative	908	436	1,465	813
Research and development	1,666	1,047	2,772	2,104
Amortization of intangible assets	243	132	407	304
In-process research and development	300	—	300	—
Restructuring recovery	—	(29)	—	(29)

	4,390	2,675	7,271	5,279

Loss from operations	(2,589)	(814)	(4,138)	(1,731)
Interest expense, net	(14)	(51)	(60)	(102)
Other net income	14	95	20	95

Loss before income tax expense	(2,589)	(770)	(4,178)	(1,738)
Income tax expense	1	—	1	2

Net loss	$(2,590)	$(770)	$(4,179)	$(1,740)

Net loss per share
Basic and diluted	$(0.05)	$(0.02)	$(0.09)	$(0.05)

Weighted average common and common equivalent shares
Basic and diluted	50,027	37,184	46,466	37,146

The accompanying notes are an integral part of the condensed consolidated financial statements.

Focus Enhancements, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per-share amounts)

(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$6,000	$3,731
Accounts receivable, net of allowances of $426 and $384	3,053	2,385
Inventories	3,056	3,493
Receivable from Visual Circuits Corporation Liquidating Trust	400	—
Prepaid expenses and other current assets	386	368

Total current assets	12,895	9,977

Long-term assets:
Property and equipment, net	468	146
Other assets	52	151
Intangible assets, net	2,180	635
Goodwill	12,788	5,191

Total long-term assets	15,488	6,123

	$28,383	$16,100

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,566	$2,292
Accrued liabilities	2,199	1,989
Current portion of long-term debt	31	—
Borrowings under line-of-credit	306	—
Loan payable	251	—

Total current liabilities	5,353	4,281

Long-term liabilities:
Convertible promissory notes payable to shareholder	—	3,867
Long-term debt, net of current portion	191	—

Total long-term liabilities	191	3,867

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; 3,161 and 1,904 shares issued at June 30, 2004 and December 31, 2003, respectively (aggregate liquidation preference $3,917)	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 53,691,698 and 42,800,240 shares issued at June 30, 2004 and December 31, 2003, respectively	537	428
Additional paid-in capital	90,195	71,295
Accumulated deficit	(67,200)	(63,021)
Cumulative foreign currency translation adjustments	57	—
Treasury stock at cost, 497,055 shares at June 30, 2004 and December 31, 2003, respectively	(750)	(750)

Total stockholders’ equity	22,839	7,952

	$28,383	$16,100

The accompanying notes are an integral part of the condensed consolidated financial statements.

Focus Enhancements, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net loss	$(2,590)	$(770)	$(4,179)	$(1,740)
Foreign currency translation adjustments, net	58	—	57	—

Comprehensive loss	$(2,532)	$(770)	$(4,122)	$(1,740)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Focus Enhancements, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended,
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net loss	$(4,179)	$(1,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	457	405
Stock-based compensation	32	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	272	(625)
Decrease (increase) in inventories	1,016	(70)
Decrease (increase) in prepaid expenses and other assets	154	(94)
Increase (decrease) in accounts payable	(429)	593
Increase in accrued liabilities	343	296

Net cash used in operating activities	(2,334)	(1,235)

Cash flows from investing activities:
Acquisition of COMO Computer and Motion GmbH net of cash acquired	(5)	—
Acquisition of Visual Circuits Corporation	(440)	—
Purchases of property and equipment	(206)	(51)

Net cash used in investing activities	(651)	(51)

Cash flows from financing activities:
Payments of short-term debt	(149)	—
Payments under capital lease obligations	—	(24)
Proceeds from exercise of common stock options and warrants	155	162
Net proceeds from private offerings of common stock	5,191	—

Net cash provided by financing activities	5,197	138

Effect of exchange rate changes on cash	57	—

Increase (decrease) in cash and cash equivalents	2,269	(1,148)
Cash and cash equivalents at beginning of period	3,731	1,310

Cash and cash equivalents at end of period	$6,000	$162

Non-Cash Activity

Conversion of notes payable and accrued interest to related party into common and preferred stock	$4,454	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Focus Enhancements, Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation – Unaudited Interim Financial Information

The condensed consolidated financial statements of Focus Enhancements, Inc. (“Focus” or “the Company”) as of June 30, 2004 and December 31, 2003, and for the three and six months ended June 30, 2004 and 2003, are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in Focus’ Annual Report on Form 10-K for the year ended December 31, 2003.

In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Focus’ financial position, operating results and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for any future period.

Focus’ fiscal year ends on December 31 and the interim quarters include 13 weeks and end on the last Sunday of the quarter. For convenience, the accompanying condensed consolidated financial statements are shown as ending on June 30, 2004 and 2003, although the second quarters of fiscal year 2004 and 2003 ended on July 4, 2004 and June 29, 2003, respectively.

2. Consolidation and Foreign Currency Translation

The interim unaudited condensed consolidated financial statements include Focus’ accounts and those of its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated upon consolidation.

The functional currency of Focus’ foreign subsidiary, COMO Computer & Motion (“COMO” – see Note 5, “Business Combinations”), is the Euro. Gains and losses resulting from the translation of COMO’s financial statements are reported as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in net loss.

3. Pro Forma Stock Compensation Expense

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Stock options issued under Focus’ stock option plans have no intrinsic value at grant date. Accordingly, under APB Opinion No. 25, no compensation cost is recognized.

Focus Enhancements, Inc.

Notes to Condensed Consolidated Financial Statements

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

(In thousands, except per-share data)	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Reported net loss	$(2,590)	$(770)	$(4,179)	$(1,740)
Deduct: Stock-based compensation expense determined under fair value method	(306)	(188)	(579)	(396)

Pro forma net loss	$(2,896)	$(958)	$(4,758)	$(2,136)

Basic and diluted reported net loss per share	$(0.05)	$(0.02)	$(0.09)	$(0.05)

Basic and diluted pro forma net loss per share	$(0.06)	$(0.03)	$(0.10)	$(0.06)

Common stock equivalents have been excluded from all calculations of net loss per share and pro forma net loss per share for the periods presented because the effect of including them would be anti-dilutive.

4. Management’s Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2004 and the year ended December 31, 2003, Focus incurred a net loss of $4.2 million and $1.7 million, respectively, and used net cash in operating activities of $2.3 million and $2.6 million, respectively. Additionally, in January 2004, Microsoft ceased placing orders for Focus’ FS454 product. Shipments of the FS454, which were primarily to this significant customer, represented 11% and 37% of Focus’ total revenues for the six months ended June 30, 2004 and the year ended December 31, 2003, respectively. These factors indicate that Focus may potentially be unable to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should Focus be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to return to profitability and significant positive cash flows.

Focus has historically met cash needs from the proceeds of debt, the sale of common stock in private placements and the exercise of employee stock options and warrants. Management continues to assess its product lines in light of technology trends and economic conditions, to identify how to enhance existing product lines or create new distribution channels.

Focus’ management believes that net proceeds of $5.2 million received in April 2004 from a private equity placement transaction (see Note 9, “Stockholders Equity”), in addition to current cash balances, are unlikely to meet all currently planned expenditures and operations through December 31, 2004. Focus’ continued significant investment in research and development, primarily in the area of Ultra Wideband, and working capital needs, will require it to find a partner to fund a portion of the continued development in Ultra Wideband and/or raise additional capital before year end. Focus anticipates that this will be so regardless of whether it partners with an experienced semiconductor design house or manufacturer.

There is no assurance that management’s plans will be successful or if successful, that they will result in Focus continuing as a going concern.

Focus Enhancements, Inc.

Notes to Condensed Consolidated Financial Statements

5. Business Combinations

Visual Circuits Corporation

On May 28, 2004, Focus acquired substantially all the assets and assumed certain liabilities of Visual Circuits Corporation (“Visual Circuits”) pursuant to an Agreement and Plan of Reorganization. The transaction was accounted for as a purchase business combination at a total cost of approximately $9.3 million. Founded in 1991, Visual Circuits is a manufacturer and developer of integrated hardware, software and network products that manage, schedule, distribute, store and present digital video in a wide range of commercial media applications.

Under the terms of the agreement, Visual Circuits, located in Minneapolis, Minnesota, received 3,805,453 shares of voting common stock of Focus. In connection with this transaction, Focus paid vFinance Investments, Inc., (a related party) a success fee of $168,000 and 80,000 shares of Focus’ common stock. The agreement also required Visual Circuits Corporation Liquidating Trust, formerly Visual Circuits, to reimburse Focus for all transaction costs paid by Visual Circuits prior to the acquisition. Accordingly, an amount of $400,000 has been recorded as a current asset in Focus’ condensed consolidated balance sheets as of June 30, 2004.

Visual Circuits’ results of operations are included in Focus’ financial statements from the date of acquisition, and the assets and liabilities were recorded based on their fair values as of the date of acquisition. There were no employee stock options or warrants assumed as a result of the acquisition.

The purchase price of approximately $9.3 million consisted of the fair value of 3,885,453 shares of Focus common stock, which included the 80,000 shares distributed to vFinance Investments, Inc., and acquisition costs of approximately $440,000. The purchase price has been allocated based on the preliminary estimated fair value of net tangible and intangible assets acquired and liabilities assumed as well as in-process research and development costs. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use. Therefore, Focus expensed $300,000 of the purchase price as in-process research and development expense in the second quarter of fiscal year 2004. The purchase price has been allocated as follows:

(In thousands)	Purchase Price Allocation
Assets acquired	$1,604
Intangible asset: Existing technology	1,060
Goodwill	6,839
Liabilities assumed	(539)
In-process research and development	300

$9,264

Existing technology is being amortized on a straight-line basis over an estimated useful life of three years.

Focus Enhancements, Inc.

Notes to Condensed Consolidated Financial Statements

The following pro forma information presents the results of operations of Focus as if the transaction had occurred on January 1, 2003:

(In thousands, except per-share data)	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenue	$5,709	$5,289	$10,899	$10,404
Net loss	$(2,818)	$(1,133)	$(4,620)	$(2,606)
Net loss per share - basic and diluted	$(0.06)	$(0.03)	$(0.10)	$(0.07)

COMO Computer & Motion GmbH

On February 27, 2004, Focus completed the acquisition of COMO, located in Kiel, Germany, pursuant to which COMO became a wholly owned subsidiary of Focus. The acquisition was accounted for as a purchase business combination at a total cost of approximately $1.0 million. Under the terms of the agreement, Focus acquired COMO through the issuance of 185,069 shares of its common stock and approximately $359,000 in cash to COMO’s shareholders. Focus may also issue up to an additional 46,266 shares of its common stock to COMO’s shareholders, in the event certain conditions are met at the end of 2004 and 2005. In connection with this transaction, Focus paid vFinance Investments, Inc. (a related party), a success fee of $100,000 and 30,000 shares of Focus’ common stock.

Founded in 1990, COMO develops, manufactures and distributes digital video solutions. The acquisition will enable Focus to add new features to its video technology product line, including content storage and management functionality, and will provide the presence of an office in Germany, thereby facilitating support of Focus’ European distributors and customers.

COMO’s results of operations are included in Focus’ financial statements from the date of acquisition, and the assets and liabilities were recorded based on their fair values as of the date of acquisition. There were no employee stock options or warrants assumed as a result of the acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to Focus’ financial position or results of operations.

The purchase price of approximately $1.0 million, consisting of 231,335 shares of Focus common stock issued to the COMO shareholders including the earn-out shares, 30,000 shares of Focus common stock issued to vFinance, cash paid to the COMO shareholders, and acquisition costs of approximately $220,000, has been allocated based on the estimated fair value of net tangible and intangible assets acquired, and liabilities assumed. The earn-out shares are included in the purchase price because Focus management believes it is probable that the conditions under which such shares would become payable will be met. A summary of the allocation of the purchase price to the assets acquired and liabilities assumed is as follows:

(In thousands)	Purchase Price Allocation
Assets acquired	$782
Intangible asset: Existing technology	890
Goodwill	758
Liabilities assumed	(1,420)

$1,010

Existing technology is being amortized on a straight-line basis over an estimated useful life of three years.

Focus Enhancements, Inc.

Notes to Condensed Consolidated Financial Statements

6. Goodwill and Intangible Assets

The following table provides a summary of the change in the carrying amount of goodwill:

(In thousands)	Goodwill
Balance as of December 31, 2003	$5,191
Goodwill resulting from the acquisition of COMO	758
Goodwill resulting from the acquisition of Visual Circuits	6,839

Balance as of June 30, 2004	$12,788

The following tables provide a summary of the carrying amounts of intangible assets:

(In thousands)	June 30, 2004
	Gross Amount	Accumulated Amortization	Net Amount
Existing technology	$3,945	$(1,789)	$2,156
Tradename	176	(152)	24

	$4,121	$(1,941)	$2,180

	December 31, 2003
	Gross Amount	Accumulated Amortization	Net Amount
Existing technology	$1,995	$(1,406)	$589
Tradename	176	(130)	46

	$2,171	$(1,536)	$635

The total expected future amortization related to intangible assets is provided in the table below:

(In thousands)	Amortization
Six months ended December 31, 2004	$588
Fiscal year 2005	724
Fiscal year 2006	682
Fiscal year 2007	186

Total	$2,180

Focus Enhancements, Inc.

Notes to Condensed Consolidated Financial Statements

7. Inventories

Inventories are stated at lower of cost (first-in, first-out) or market:

(In thousands)	June 30, 2004	December 31, 2003
Raw materials	$1,646	$2,048
Work in process	136	72
Finished goods	1,274	1,373

	$3,056	$3,493

8. Borrowings and Commitments

Borrowings consisted of the following:

(In thousands)	June 30, 2004	December 31, 2003
Short-term debt:
Current portion of notes payable to bank	$31	$—
Borrowings under line-of-credit	306	—
Loan payable	251	—

	588	—
Long-term debt:
Notes payable to bank (long-term portion)	191	—
Convertible promissory notes payable to shareholder	—	3,867

	191	3,867

	$779	$3,867

Short- and long-term debts were assumed by Focus as a result of the acquisition of COMO in February 2004 – see Note 5, “Business Combinations”.

The short-term debt consists of the current portion of two notes payable, which in aggregate, and including the long-term portion, total approximately $222,000, a line-of-credit with an outstanding balance of approximately $306,000 and a loan with a German small business lending institution for $251,000. The notes payable and line-of-credit are denominated in Euros and are both with a local German bank. Interest is payable on the notes at an average of 6% and on the line-of-credit at 10%. The two notes of $172,000 and $50,000 will be paid through December 2011 and December 2006, respectively. The notes payable and line-of-credit are secured by personal guarantees from the two shareholders from whom Focus purchased the shares of COMO common stock. These personal guarantees total approximately $600,000.

The loan with the German small business lending institution consists of two contracts of similar amounts signed in 1995 and 1996. As a result of Focus’ acquisition of COMO, the lending institution requested that COMO repay these loans, and accordingly the loans with an outstanding balance of $251,000 were repaid in July 2004.

Focus Enhancements, Inc.

Notes to Condensed Consolidated Financial Statements

Convertible Promissory Notes

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

On March 19, 2004, Mr. Berg converted his approximately $3.9 million of debt and $587,000 of accrued interest into common and preferred stock. This conversion resulted in the issuance of 2,173,193 shares of Focus’ common stock and 840 shares of Series B preferred stock and 417 shares of Series C preferred stock, which are convertible into an additional 840,000 and 417,000 shares of Focus’ common stock, respectively.

General

From time to time, Focus is party to certain claims and legal proceedings that arise in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on Focus’ financial position or results of operations.

Focus indemnifies its customers from third party claims alleging patent or copyright infringement relating to the use of the Company’s products. Such indemnification provisions are accounted for in accordance with SFAS No. 5 and are generally limited to the amount paid by the customer. Historically, costs related to these indemnification arrangements have not been significant.

In June 2004, Focus entered into a development and license agreement under which Focus agreed to pay $664,000 to a third party for engineering services and the rights to certain intellectual property that will be used in the research and development of Ultra Wideband technology. Payments will be made upon the achievement of specific development milestones by the third party, which are expected to be completed by January 2005. Focus recorded approximately $85,000 associated with this arrangement to research and development expense in June 2004, under the percentage of completion method of accounting.

9. Stockholders’ Equity

The acquisition of substantially all of the assets and assumption of liabilities of Visual Circuits on May 28, 2004 resulted in the issuance of 3,885,453 shares of Focus’ common stock, consisting of 3,805,453 shares issued to Visual Circuit’s shareholders and 80,000 shares issued to vFinance Investments, Inc. (a related party), for investment banking services related to the acquisition.

On April 6, 2004, Focus announced that it had obtained binding commitments to sell approximately 3.9 million shares of its common stock to a group of third party investors in a private placement transaction, receiving proceeds of approximately $5.2 million, net of offering costs of approximately $400,000. The shares were issued at $1.45 per share, an approximate 11% discount to the closing price of Focus’ common stock on April 5, 2004. In connection with the private placement, Focus issued warrants to the investors and to a placement agent to purchase a total of approximately 1.0 million shares of common stock at an exercise price of $2.00 per share. No compensation expense was recorded given that the warrants were issued in connection with the issuance of common stock.

The acquisition of COMO on February 27, 2004 resulted in the issuance of 261,335 shares of Focus’ common stock, consisting of 231,335 shares issued to COMO’s shareholders, including 46,266 earn-out shares held in escrow, and 30,000 shares issued to vFinance Investments, Inc., for investment banking services related to the acquisition. Additionally, Focus issued 610,096 common shares, held in escrow, (“the Escrow shares”) to COMO’s two former shareholders (“the sellers”) who became employees of Focus. In exchange for the Escrow shares, the Sellers issued non-interest bearing, non-recourse, demand notes payable to Focus in the aggregate amount of $1.1 million. After registration of the shares, the two former shareholders of COMO can sell the Escrow shares at no less than the then current fair market value, with all proceeds to be remitted to Focus in exchange for cancellation of the outstanding note obligations regardless of whether such proceeds are greater than or less than the balance of the notes. For accounting purposes, the Escrow shares are reported in the accompanying financial statements as outstanding, subscribed shares. The proceeds from the sale of such shares as eventually remitted to Focus by the Sellers will be recorded as an increase in capital when received. The note receivable from the Sellers is not recorded in the accompanying condensed consolidated financial statements, as it will be cancelled upon receipt of the proceeds from the Escrow shares.

On March 19, 2004, Carl Berg, a Company director and shareholder, converted his approximately $3.9 million of convertible promissory notes and $587,000 of accrued interest into common and preferred stock, as discussed in Note 8, “Commitments”.

Focus Enhancements, Inc.

Notes to Condensed Consolidated Financial Statements

10. Related Party Transactions

vFinance Investments Inc.

Focus has engaged the services of vFinance Investments Inc., to act as the Company’s financial advisor. Timothy Mahoney, a member of Focus’ Board of Directors, is the Chairman and C.O.O. of vFinance, Inc., the parent company to vFinance Investments and vFinance Consulting, and owns approximately 20% of the shares of vFinance Inc. Focus paid vFinance Investments $268,000 in fees and 110,000 shares of common stock in the six months ended June, 2004 related to merger and acquisition services.

In February 2003, Focus engaged vFinance Consulting to assist it in preparing a Strategic Business Plan. Focus recorded $35,000 and $50,000 in the three and six months ended June 30, 2003, respectively, related to the preparation of this plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Focus’ Annual Report on Form 10-K for the year ended December 31, 2003.

Certain Factors That May Affect Future Results

Discussions of certain matters in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words or phrases such as “believe”, “plan”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “forecast”, “may increase”, “may fluctuate”, “may improve” and similar expressions or future or conditional verbs such as “will”, “should”, “would”, and “could”.

In particular, statements contained in this document that are not historical facts (including, but not limited to, statements concerning anticipated revenues, anticipated operating expense levels, potential new products and orders, and such expense levels relative to our total revenues) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the availability of capital to fund our future cash needs, reliance on major customers, history of operating losses, market acceptance of our products, technological obsolescence, competition, successful integration of acquisitions, component supply problems and protection of proprietary information, as well as the accuracy of our internal estimates of revenue and operating expense levels. For a discussion of these factors and some of the factors that might cause such a difference see also “ - Risks Factors.” These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We do not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

RESULTS OF OPERATIONS

Net revenue

	Three Months Ended		Increase/ (decrease)	% increase/ - decrease
(Dollars in thousands)	June 30, 2004	June 30, 2003
System products	$4,273	$3,513	$760	21.6%
Semiconductor products	751	788	(37)	-4.7%

	$5,024	$4,301	$723	16.8%

	Six Months Ended		Increase/ (decrease)	% increase/ - decrease
(Dollars in thousands)	June 30, 2004	June 30, 2003
System products	$7,120	$7,161	$(41)	-0.6%
Semiconductor products	1,998	1,230	768	62.4%

	$9,118	$8,391	$727	8.7%

Revenue for the three months ended June 30, 2004 was $5.0 million, an increase of $723,000 compared with the three months ended June 30, 2003. Revenue for the six months ended June 30, 2004 was $9.1 million, an increase of $727,000 compared with the six months ended June 30, 2003.

For the three months ended June 30, 2004, sales of system products (professional and consumer) to distributors, retailers and VAR’s were approximately $4.3 million compared to $3.5 million for the same period in 2003, an increase of $760,000. This increase in sales of our systems products mainly reflects sales of products resulting from the acquisitions of COMO in February 2004 and Visual Circuits in May 2004, as well as the introduction of new products, including FireStore, partially offset by a decrease in sales of our consumer scan conversion products. The decrease in sales of system products of $41,000 in the six-month comparison reflects those same factors affecting the three-month comparison, as well as significantly lower Mixer sales. The decrease in Mixer product sales occurred primarily in Asia, as video enthusiasts move from stand-alone editing systems to computer based or non-linear editing systems. Although this shift in technology began in the United States and Europe in prior years, certain markets, including Asia, were initially slower to adopt non-linear editing. Our consumer scan conversion product sales have decreased as an increasing number of personal computers and televisions now incorporate scan conversion technology.

Sales of semiconductor products to distributors and OEM customers of approximately $751,000 in the three months ended June 30, 2004 were relatively flat compared to $788,000 for the comparative period in 2003. The $768,000 increase in sales of semiconductor products in the six-month comparison reflects sales of our FS454 chip in the first quarter of 2004 to Microsoft for use in it’s Xbox, partially offset by decreased sales of our FS401 chip. In January 2004, Microsoft ceased placing orders for our FS454 product. Shipments of the FS454, which were primarily to this significant customer, represented 11% and 37% of Focus’ total revenues for the six months ended June 30, 2004 and the year ended December 31, 2003, respectively. There were no sales of our FS454 chip to Microsoft in the three months ended June 30, 2004 and 2003.

As of June 30, 2004, we had a sales order backlog of approximately $1.4 million, an increase of $1.1 million compared to the first quarter of 2004. The backlog at June 30, 2004 consisted primarily of products resulting from the acquisition of Visual Circuits and semiconductor chips.

One customer accounted for 16% of our revenue in the three months ended June 30, 2004. One customer accounted for 17% of our revenue for the three months ended June 30, 2003. In the six months ended June 30, 2004, two customers with sales in excess of 10% of our revenue accounted for 26% of total revenue. In the six months ended June 30, 2003, one customer accounted for 13% of our total revenue.

Gross margin

	Three Months Ended		Increase/ (decrease)
(Dollars in thousands)	June 30, 2004	June 30, 2003
Gross margin	$1,801	$1,861	$(60)

Gross margin rate	35.8%	43.3%	-7.5%

	Six Months Ended		Increase/ (decrease)
(Dollars in thousands)	June 30, 2004	June 30, 2003
Gross margin	$3,133	$3,548	$(415)

Gross margin rate	34.4%	42.3%	-7.9%

Our gross margin rate in the three months ended June 30, 2004 decreased by 7.5 percentage points to 35.8% from 43.3% in the three months ended June 30, 2003. Our gross margin rate in the six months ended June 30, 2004 decreased to 34.4% from 42.3% in the six months ended September 29, 2002, a decrease of 7.9 percentage points.

The decrease in the gross margin rate in the three-month comparison reflects inventory write-downs of $80,000 for excess and obsolete inventory, a charge of $140,000 associated with a fair value adjustment to Visual Circuits’ inventory upon acquisition and an accrual of $100,000 for a royalty payment based on the achievement of certain sales volumes. In addition to these factors, the decrease in the gross margin rate in the six-month comparison was affected by the below average gross margin business that we conducted with Microsoft in the three months ended March 31, 2004, which did not occur in three months ended March 31, 2003. This significant customer represented approximately 25% of our revenue for the three months ended March 31, 2004. Sales to this customer were made at a gross profit margin percentage of less than 30%, primarily as a result of volume discounts provided.

Operating expenses

	Three Months Ended
(Dollars in thousands)	June 30, 2004		June 30, 2003		Increase
		% of revenue		% of revenue		% of revenue
Sales, marketing and support	$1,273	25.3%	$1,089	25.3%	$184	0.0%
General and administrative	908	18.1%	436	10.1%	472	8.0%
Research and development	1,666	33.2%	1,047	24.3%	619	8.9%
Amortization of intangible assets	243	4.8%	132	3.1%	111	1.7%
In-process research and development	300	6.0%	—	0.0%	300	6.0%
Restructuring recovery	—	0.0%	(29)	-0.7%	29	0.7%

	$4,390	87.4%	$2,675	62.2%	$1,715	25.2%

	Six Months Ended
(Dollars in thousands)	June 30, 2004		June 30, 2003		Increase
		% of revenue		% of revenue		% of revenue
Sales, marketing and support	$2,327	25.5%	$2,087	24.9%	$240	0.6%
General and administrative	1,465	16.1%	813	9.7%	652	6.4%
Research and development	2,772	30.4%	2,104	25.1%	668	5.3%
Amortization of intangible assets	407	4.5%	304	3.6%	103	0.9%
In-process research and development	300	3.3%	—	0.0%	300	3.3%
Restructuring recovery	—	0.0%	(29)	-0.3%	29	0.3%

	$7,271	79.7%	$5,279	62.9%	$1,992	16.8%

Sales, marketing and support

Sales, marketing and support expenses for the three months ended June 30, 2004 were $1.3 million compared to $1.1 million in the three months ended June 30, 2003, an increase of $184,000. Sales, marketing and support expenses for the six months ended June 30, 2004 were $2.3 million, compared to $2.1 million for the six months ended June 30, 2003, an increase of $240,000.

The increase in sales, marketing and support expenses in the three- and six-month comparisons reflects an increase in headcount resulting from the acquisitions of COMO and Visual Circuits in February and May of 2004, respectively, partially offset by lower public relations and advertising expenditures.

General and administrative

General and administrative expenses for the three months ended June 30, 2004 were $908,000, compared to $436,000 in the three months ended June 30, 2003, an increase of $472,000. General and administrative expenses for the six months ended June 30, 2004 were $1.5 million, compared to $813,000 for the six months ended June 30, 2003, an increase of $652,000.

The increase in general and administrative expenses in the three- and six-month comparisons was mainly due to additional headcount associated with the acquisitions of COMO and Visual Circuits and corporate compliance initiatives, the change in classification of certain personnel costs from research and development in 2003 to general and administrative in 2004, and to a lesser extent, an increase in public relations and legal fees. The increase in legal fees was associated with Ultra Wideband patent applications and the timing of our annual shareholders meeting.

Research and development

Research and development expenses for the three months ended June 30, 2004 were $1.7 million, compared to $1.0 million in the three months ended June 30, 2003, an increase of $619,000. Research and development expenses for the six months ended June 30, 2004 were $2.8 million, compared to $2.1 million for the six months ended June 30, 2003, an increase of $668,000.

The increase in research and development expenses in the three- and six month comparisons mainly reflects additional headcount and expenditure related to our investment in Ultra Wideband technology as well as the acquisitions of COMO and Visual Circuits in February and May of 2004, respectively. This increase in our investment in Ultra Wideband technology was the primary factor that resulted in our Semiconductor Business increasing its research and development spending to $770,000 for the three months ended June 30, 2004 compared to $515,000 for the second quarter of 2003. These increases in research and development expenses were partially offset by a change in classification of certain personnel costs year-over-year from research and development in 2003 to general and administrative in 2004.

Amortization

Amortization expense for the three months ended June 30, 2004 was $243,000, an increase of $111,000 from $132,000 for the three months ended June 30, 2003. Amortization expense for the six months ended June 30, 2004 was $407,000, an increase of $103,000 from $304,000 for the six months ended June 30, 2003. The increase in amortization expense for the three-month comparison reflects additional amortization expense associated with the intangible assets that resulted from the acquisitions of DV Unlimited in September 2003, COMO in February 2004 and Visual Circuits in May 2004. In the six-month comparison, this additional amortization expense was partially offset by the completion of amortization on certain intangible assets in 2003.

Interest expense, net and Other income, net

	Three Months Ended
(Dollars in thousands)	June 30, 2004	June 30, 2003	Decrease	% decrease
Interest expense, net	$(14)	$(51)	$(37)	-72.5%

Other income, net	14	95	(81)	-85.3%

	Six Months Ended
(Dollars in thousands)	June 30, 2004	June 30, 2003	Decrease	% decrease
Interest expense, net	$(60)	$(102)	$(42)	-41.2%

Other income, net	20	95	(75)	-78.9%

Net interest expense for the three months ended June 30, 2004 was $14,000, compared to $51,000 in the three months ended June 30, 2003. Net interest expense for the six months ended June 30, 2004 was $60,000, compared to $102,000 in the three months ended June 30, 2003. The decrease in net interest expense in both the three- and six-month comparisons reflect the conversion in March 2004 of convertible promissory notes into common and preferred stock, partially offset by interest expense associated with short- and long-term debt assumed with the acquisition of COMO in February 2004.

Other income for the three and six months ended June 30, 2004 and 2003 primarily consists of the settlement of vendor obligations for less than original amounts.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2004 and the year ended December 31, 2003, we incurred net losses of $4.2 million and $1.7 million, respectively, and used cash in operating activities of $2.3 million, and $2.6 million, respectively. These factors indicate that we may potentially be unable to continue as a going concern.

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

First Six Months of Fiscal Year 2004 compared to the First Six Months of Fiscal Year 2003

	As of or for Six Months Ended
(Dollars in thousands)	June 30, 2004	December 31, 2003
Cash and cash equivalents	$6,000	$3,731
Working capital	$7,542	$5,696

	June 30, 2004	June 30, 2003
Days sales outstanding (DSO)	54.7	52.5

Inventory turns - annualized	4.2	2.8

Net cash used in operating activities	$(2,334)	$(1,235)
Net cash used in investing activities	$(651)	$(51)
Net cash provided by financing activities	$5,197	$138

Net cash used in operating activities

	Six Months Ended,
(In thousands)	June 30, 2004	June 30, 2003	Change in cash (used), provided
	cash (used), provided	cash (used), provided
Net loss	$(4,179)	$(1,740)	$(2,439)
Non-cash income statement items	489	405	84
Decrease (increase) in accounts receivable	272	(625)	897
Decrease (increase) in inventories	1,016	(70)	1,086
Decrease (increase) in prepaid expenses and other assets	154	(94)	248
Increase (decrease) in accounts payable	(429)	593	(1,022)
Increase in accrued liabilities	343	296	47

	$(2,334)	$(1,235)	$(1,099)

Net cash used in operating activities for the six months ended June 30, 2004 and 2003 was $2.3 million and $1.2 million, respectively. The increase in net cash used in operating activities mainly reflects an increase in the net loss as well as an increase in cash used for accounts payable, partially offset by an increase in cash provided from accounts receivable and inventories. The increase in cash used for accounts payable in the six months ended June 30, 2004, reflects payments relating to payable balances outstanding at December 31, 2003 associated with FS454 chip production, which was primarily used in Microsoft’ Xbox. In January 2004, Microsoft ceased placing orders for the FS454 chip from us. The increase in cash provided by accounts receivable and inventories reflects significant decreases in our accounts receivable and inventories balances from December 31, 2003. These decreases are a result of a decrease in FS454 production and related sales, which were primarily to Microsoft.

One customer had an accounts receivable balance in excess of 10% of our total accounts receivable at June 30, 2004 and this customer accounted for 20% of our total accounts receivable at that date.

We expect that our operating cash flows may fluctuate in future periods as a result of fluctuations in our operating results, shipment timetable and accounts receivable collections, inventory management, and the timing of payments among other factors.

Net cash used in investing activities

Net cash used in investing activities was $651,000 for the six months ended June 30, 2004, compared to $51,000 for the six months ended June 30, 2003. The increase in cash used in investing activities mainly reflects transaction costs incurred during the six months ended June 30, 2004 with respect to the acquisitions of Visual Circuits and COMO, as well as an increase in capital expenditures primarily related to our investment in Ultra Wideband.

Net cash provided by financing activities

Net cash provided by financing activities was $5.2 million for the six months ended June 30, 2004, compared to $138,000 for the six months ended June 30, 2003. This increase primarily reflects net proceeds of $5.2 million received in April 2004 from a private equity placement transaction.

Capital Resources and Liquidity Outlook

We have incurred losses and used net cash in operating activities for the six months ended June 30, 2004 and each of the two years in the period ended December 31, 2003, and as such, have been dependent upon raising money for short- and long-term cash needs through debt, proceeds from the exercise of options and warrants, and the sale of our common stock in private placements. For the year ended December 31, 2003, we received approximately $1.9 million in net proceeds from private offerings of common stock. In April 2004 we received net proceeds of approximately $5.2 million from the sale of approximately 3.9 million shares of our common stock to a group of third party investors in a private placement transaction.

At December 31, 2003, we owed Carl Berg, a Company director and shareholder, approximately $4.4 million in principal and accrued interest on various notes. On March 19, 2004, Mr. Berg converted the outstanding principal and accrued interest balance into common and preferred stock. At June 30, 2004, our remaining debt obligations consisted of approximately $779,000 in Euro-denominated short- and long-term debt assumed in connection with the acquisition of COMO – see Note 8, “Borrowings and Commitments”.

In January 2004, Microsoft ceased placing orders for our FS454 product. Shipments of the FS454, which were primarily to this significant customer, represented 11% and 37% of our total revenues for the six months ended June 30, 2004 and the year ended December 31, 2003, respectively. We recorded gross margins as a percentage of sales, before commissions and selling expenses, of below 30% relative to sales of the FS454 chip. The loss of Microsoft orders for the FS454 will have a material adverse effect on our revenues, operating profit and liquidity, especially when compared to the third and fourth quarter of 2003 and the first quarter of 2004, as we began our initial shipments to the customer in the third quarter of 2003 and continued sales through the first quarter of 2004. However, as the product was manufactured by one of our contract manufacturers, we were able to meet the customer’s requirements without an increase in our staffing and operations. Although there can be no assurances, we do not anticipate any significant adjustments to our staffing or operations or significant adjustments to the carrying value of our FS454 inventory, as a result of this loss.

In addition to regularly reviewing our cost structure, we have recently announced new product introductions, which are expected to generate additional revenue in 2004 and beyond, and are continually reviewing our product lines to identify how to enhance existing, or create new, distribution channels. There can be no assurances as to the amount of revenue these new products will produce.

We believe that net proceeds of $5.2 million received in April 2004 from a private equity placement transaction (see Note 9, “Stockholders Equity”), in addition to current cash balances, are unlikely to meet all currently planned expenditures and operations through December 31, 2004. Our continued significant investment in research and development, primarily in the area of Ultra Wideband, and working capital needs, will require us to find a partner to fund a portion of the continued development in Ultra Wideband and/or raise additional capital before year end. We anticipate that this will be so regardless of whether we partner with an experienced semiconductor design house or manufacturer.

Summary of Certain Contractual Obligations as of June 30, 2004

(In thousands)	< 1 year	2-3 years	> 3 years	Total
Operating leases	$434	$161	$—	$595
Notes payable	31	63	128	222
Loan payable	251	—	—	251

	$716	$224	$128	$1,068

RISK FACTORS

Risks Related to Our Business

We have a long history of operating losses.

As of June 30, 2004, we had an accumulated deficit of $67.2 million. We incurred net losses of $4.2 million, $1.7 million and $6.0 million for the six months ended June 30, 2004 and the years ended December 31, 2003 and 2002, respectively. There can be no assurance that we will ever become profitable. Additionally, our auditors have included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2003 with respect to substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

We may need to raise additional capital through equity securities placements, which will result in further dilution of existing and future stockholders.

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

We completed the acquisitions of COMO and Visual Circuits in the first and second quarters of 2004, respectively. These acquisitions were effected through the issuance of common stock, and the businesses associated with these acquisitions are not currently profitable. Although in April 2004 we raised net proceeds of approximately $5.2 million through the sale of approximately 3.9 million shares of our common stock to a group of third party investors in a private placement transaction, we may require additional sales of securities in the future.

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

At August 5, 2004, we had 3,161 shares of preferred shares issued and outstanding, and 1.4 million warrants and 6.1 million options, which are all exercisable into shares of common stock. The 3,161 shares of preferred stock are convertible into approximately 3.2 million shares of our voting common stock. See Note 10, “Related Party Transactions”. Furthermore, 408,000 additional stock options were available for grant to our employees, officers, directors and consultants under our current stock option plans. The 2004 Stock Incentive Plan was approved at the annual shareholders meeting on August 6, 2004, resulting in a further 2.5 million stock options being made available for issuance. We also may issue additional shares in acquisitions. Any additional grant of options under existing or future plans or issuance of shares in connection with an acquisition will further dilute existing stockholders.

Any acquisitions of companies or technologies by us, including our recently completed acquisitions of COMO and Visual Circuits may result in distraction of our management and disruptions to our business.

We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise, as was the case in February 2004 when we acquired the stock of COMO and in May 2004 when we acquired substantially all the assets of Visual Circuits. From time to time, we may engage in discussions and negotiations with companies regarding the possibility of acquiring or investing in their businesses, products, services or technologies. We may not be able to identify suitable acquisition or investment candidates in the future, or if we do identify suitable candidates, we may not be able to make such acquisitions or investments on commercially acceptable terms or at all. If we acquire or invest in another company, we could have difficulty assimilating that company’s personnel, operations, technology or products and service offerings. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect the results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions and/or pay for the legal, accounting or finders fees, typically associated with an acquisition. The issuance of equity securities could be dilutive to our existing stockholders. In addition, the accounting treatment for any acquisition transaction may result in significant goodwill, which, if impaired, will negatively affect our consolidated results of operations. The accounting treatment for any potential acquisition may also result in a charge for in-process research and development expense, as was the case with the acquisition of Visual Circuits, which will negatively affect our consolidated results of operations.

We rely on certain vendors for a significant portion of our manufacturing.

Approximately 34% of the components for our products are manufactured on a turnkey basis by two vendors, Furthertech Company Ltd. and Samsung Semiconductor Inc. In addition, a single vendor in Mexico assembles certain of our products. If these vendors experience production or shipping problems for any reason, we in turn could experience delays in the production and shipping of our products, which would have an adverse effect on our results of operations.

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

For the six months ended June 30, 2004, our largest five customers in aggregate provided 39% of our total revenues and as of June 30, 2004 comprised 39% of our accounts receivable balance. We presently have no reason to believe that these customers lack the financial resources to pay. We do not have long-term contracts requiring any customer to purchase any minimum amount of products. There can be no assurance that we will continue to receive orders of the same magnitude as in the past from existing customers or will be able to market our current or proposed products to new customers. However, the loss of any major customer, the failure of any such identified customer to pay us, or to discontinue issuance of additional purchase orders, would have a material adverse effect on our revenues, results of operation, and business as a whole absent the timely replacement of the associated revenues and profit margins associated with such business. Furthermore, many of our products are dependent upon the overall success of our customers’ products, over which we often have no control.

To that point, in January 2004, Microsoft ceased placing orders for our FS454 product. Shipments of the FS454, which were primarily to this significant customer, represented 11% and 37% of our total revenues for the six months ended June 30, 2004 and the year ended December 31, 2003, respectively. The loss of Microsoft orders for the FS454 will have a material adverse effect on our revenues, operating profit and liquidity, especially when compared to the third and fourth quarter of 2003 and the first quarter of 2004, as we began our initial shipments to Microsoft in the third quarter of 2003 and continued sales through the first quarter of 2004. However, as the product was manufactured by one of our contract manufacturers, we were able to meet Microsoft’s requirements without an increase in our staffing and operations. Although there can be no assurances, we do not anticipate any significant adjustments to our staffing or operations or significant adjustments to the carrying value of our FS454 inventory, as a result of this loss.

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

The computer peripheral markets are characterized by extensive research and development and rapid technological change resulting in short product life cycles. Development by others of new or improved products, processes or technologies may make our products or proposed products obsolete or less competitive. We must devote substantial efforts and financial resources to enhance our existing products and to develop new products, including our investment in Ultra Wideband technology, which is expected to increase significantly through the remainder of 2004. There can be no assurance that we will succeed with these efforts.

We may not be able to protect our proprietary information.

As of June 30, 2004, we held four patents and one pending application, which combined five previous provisional patent applications, in the United States. Certain of these patents have also been filed and issued in countries outside the United States. We treat our technical data as confidential and rely on internal non-disclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect our proprietary information. There can be no assurance that these measures will adequately protect the confidentiality of our proprietary information or prove valuable in light of future technological developments.

Delays in product development could adversely affect our market position or customer relationships.

We have experienced delays in product development in the past and may experience similar delays in the future. Given the short product life cycles in the markets for our products, any delay or unanticipated difficulty associated with new product introductions or product enhancements could cause us to lose customers and damage our competitive position. Prior delays have resulted from numerous factors, such as:

•	changing product specifications;

•	difficulties in hiring and retaining necessary personnel;

•	difficulties in reallocating engineering resources and other resource limitations;

•	difficulties with independent contractors;

•	changing market or competitive product requirements;

•	unanticipated engineering complexity;

•	undetected errors or failures in software and hardware; and

•	delays in the acceptance or shipment of products by customers.

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

To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our products. Our industry is characterized by rapid technological change, changes in user and customer requirements and preferences and frequent new product and service introductions. If competitors introduce products and services embodying new technologies, or if new industry standards and practices emerge, then our existing proprietary technology and systems may become obsolete. Our future success will depend on our ability to do the following:

•	both license and internally develop leading technologies useful in our business;

•	enhance our existing technologies;

•	develop new services and technology that address the increasingly sophisticated and varied needs of our prospective customers; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

We are required to maintain a minimum bid price of $1.00 per share for our common stock. Between January 31, 2003 and May 2, 2003, Focus voting common stock closed below $1.00 on all trading days. On March 18, 2003, we were notified by the Nasdaq that our common stock did not meet the minimum bid price requirement to remain listed on the Nasdaq SmallCap Market. However, on May 21, 2003, we received notification from Nasdaq that we had regained compliance and the matter was closed.

We must maintain stockholders’ equity of $2.5 million. At June 30, 2004, we had total stockholders’ equity of $22.7 million. To the extent we incur net losses and do not raise additional capital, our stockholders’ equity will be reduced.

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

Our common stock price is volatile.

The market price for our voting common stock is volatile and has fluctuated significantly to date. For example, between January 1, 2003 and June 30, 2004, the per share price has fluctuated between $0.50 and $4.20 per share, closing at $1.09 on August 11, 2004. The trading price of our voting common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated variations in our quarterly operating results;

•	announcements of technological innovations, new sales formats or new products or services by us or our competitors;

•	cyclical nature of consumer products using our technology;

•	changes in financial estimates by us or securities analysts;

•	changes in the economic performance and/or market valuations of other multi-media, video scan companies;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	additions or losses of significant customers; and

•	sales of common stock or issuance of other dilutive securities.

In addition, the securities markets have experienced extreme price and volume fluctuations in recent times, and the market prices of the securities of technology companies have been especially volatile. These broad market and industry factors may adversely affect the market price of common stock, regardless of actual operating performance. In the past, following periods of volatility in the market price of stock, many companies have been the object of securities class action litigation, including us. If we are sued in a securities class action, then it could result in additional substantial costs and a diversion of management’s attention and resources.

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

In an effort to address these growing investor concerns, the U.S. Congress passed, and on July 30, 2002, President Bush signed into law, the Sarbanes-Oxley Act of 2002. This sweeping legislation primarily impacts investors, the public accounting profession, public companies, including corporate duties and responsibilities, and securities analysts. Some highlights include establishment of a new independent oversight board for public accounting firms, enhanced disclosure and internal control requirements for public companies and their insiders, required certification by CEO’s and CFO’s of SEC financial filings, prohibitions on certain loans to offices and directors, efforts to curb potential securities analysts’ conflicts of interest, forfeiture of profits by certain insiders in the event financial statements are restated, enhanced board audit committee requirements, whistleblower protections, and enhanced civil and criminal penalties for violations of securities laws. Such legislation and subsequent regulations will increase the costs of securities law compliance for publicly traded companies such as us.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2004 we did not hold any short-term investments that would be exposed to market risk from adverse movements in interest rates.

We have approximately $779,000 in Euro-denominated short- and long-term debt resulting from acquisition of COMO. The average interest rate applicable to these debt obligations is 8%.

Also as a result of the COMO acquisition, we had net tangible liabilities, including the previously mentioned debt obligations, of approximately $667,000 as of June 30, 2004, which were denominated primarily in Euros.

Item 4. Controls and Procedures

Management of the Company, with the participation of the President and Chief Executive Officer and the Chief Financial Officer (its principal executive officer and principal financial officer, respectively), evaluated Focus’ disclosure controls and procedures as of the end of the period covered by this Report.

Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this Report, Focus’ disclosure controls and procedures are effective to ensure that information required to be disclosed by Focus in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Focus in such reports is accumulated and communicated to Focus’ management, including the President and Chief Executive Officer and the Chief Financial Officer of Focus, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Focus’ internal control over financial reporting that occurred during Focus’ second fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, Focus’ internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal proceedings

From time to time, Focus is party to certain other claims and legal proceedings that arise in the ordinary course of business of which, in the opinion of management, do not have a material adverse effect on Focus’ financial position or results of operation.

Item 2. Changes in securities

(a) to (e)    None

Item 3. Defaults upon senior securities

None.

Item 4. Submission of matters to a vote of security holders

Focus held its annual meeting of shareholders at its corporate headquarters located at 1370 Dell Avenue, Campbell, California, on Friday, August 6, 2004. Shareholders of record on June 11, 2004 were entitled to vote on matters to be considered at the meeting. Focus mailed its proxy materials to shareholders on or about July 9, 2004.

Following are the proposals voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions for each such proposal:

Election of the following as a director of Focus:

			Votes
Name	Term		For	Withheld
N. William Jasper Jr.,	(3 years	)	46,248,319	3,663,501
Carl E. Berg	(3 years	)	46,161,482	3,750,338

The following directors’ terms continued after the meeting: Brett A. Moyer, William B. Coldrick, Michael L. D’Addio and Tommy Eng.

	For	Against	Abstained
Proposal to adopt the Focus Enhancements, Inc. 2004 Stock Incentive Plan.	14,493,305	1,389,741	99,483

Ratify the selection of Deloitte & Touche, LLP as Focus’ independent registered public accounting firm for the year ending December 31, 2004.	49,734,360	89,562	87,898

Item 5. Other information

None.

Item 6. Exhibits and reports on Form 8-K.

(a)	Exhibits

Exhibit 31.1 - Rule 13a-14(a) Certification of CEO

Exhibit 31.2 - Rule 13a-14(a) Certification of CFO

Exhibit 32.1 – CEO 906 Certification

Exhibit 32.2 – CFO 906 Certification

(b)	Reports on Form 8-K

On May 11, 2004, Focus issued a press release discussing its results of operations for the three months ended March 31, 2004.

On June 2, 2004, Focus. announced that it had completed the acquisition of substantially all of the assets and assumed certain liabilities of Visual Circuits Corporation pursuant to an Agreement and Plan of Reorganization.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 16, 2004	Focus Enhancements, Inc.
Date	Registrant

	By:	/s/ Brett A. Moyer
Brett A. Moyer
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Gary L. Williams
Gary L. Williams
Vice President of Finance,
Chief Financial Officer
(Principal Accounting Officer)