Form 10-Q
period 2004-09-30
FOCUS ENHANCEMENTS INC
filed 2004-11-15
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004, or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of the close of business on November 11, 2004, there were 53.2 million shares of Focus Enhancement’s common stock issued and outstanding.

1

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

Focus Enhancements, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per-share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net revenue	$5,774	$10,762	$14,892	$19,153
Cost of revenue	3,508	7,469	9,493	12,312
Gross margin	2,266	3,293	5,399	6,841

Operating expenses:
Sales, marketing and support	1,256	1,103	3,583	3,190
General and administrative	729	417	2,194	1,230
Research and development	2,489	1,070	5,261	3,174
Amortization of intangible assets	300	132	707	436
In-process research and development	-	-	300	-
Restructuring recovery	-	-	-	(29)
	4,774	2,722	12,045	8,001
Income (loss) from operations	(2,508)	571	(6,646)	(1,160)
Interest expense, net	(8)	(46)	(68)	(150)
Other net income (expense)	(10)	7	10	104
Income (loss) before income tax expense	(2,526)	532	(6,704)	(1,206)
Income tax expense	-	-	1	2
Net income (loss)	$(2,526)	$532	$(6,705)	$(1,208)

Net income (loss) per share
Basic	$(0.05)	$0.01	$(0.14)	$(0.03)
Diluted	$(0.05)	$0.01	$(0.14)	$(0.03)

Weighted average common and common equivalent shares
Basic	52,803	40,159	48,578	38,150
Diluted	52,803	48,755	48,578	38,150

The accompanying notes are an integral part of the condensed consolidated financial statements.

Focus Enhancements, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per-share amounts)
(Unaudited)

Assets	September 30, 2004	December 31, 2003
Current assets:
Cash and cash equivalents	$2,788	$3,731
Accounts receivable, net of allowances of $358 and $384	3,133	2,385
Inventories	4,000	3,493
Prepaid expenses and other current assets	634	368
Total current assets	10,555	9,977

Long-term assets:
Property and equipment, net	948	146
Other assets	54	151
Intangible assets, net	1,878	635
Goodwill	12,860	5,191
Total long-term assets	15,740	6,123

	$26,295	$16,100

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$3,298	$2,292
Accrued liabilities	2,648	1,989
Current portion of long-term debt	31	-
Borrowings under line-of-credit	224	-
Total current liabilities	6,201	4,281

Long-term liabilities:
Convertible promissory notes payable to shareholder	-	3,867
Long-term debt, net of current portion	184	-
Total long-term liabilities	184	3,867

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; 3,161 and 1,904 shares issued at September 30, 2004 and December 31, 2003, respectively (aggregate liquidation preference $3,917)	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 53,733,424 and 42,800,240 shares issued at September 30, 2004 and December 31, 2003, respectively	536	428
Additional paid-in capital	89,846	71,295
Accumulated deficit	(69,726)	(63,021)
Cumulative foreign currency translation adjustments	4	-
Treasury stock at cost, 497,055 shares at September 30, 2004 and December 31, 2003, respectively	(750)	(750)
Total stockholders' equity	19,910	7,952

	$26,295	$16,100

The accompanying notes are an integral part of the condensed consolidated financial statements.

Focus Enhancements, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net income (loss)	$(2,526)	$532	$(6,705)	$(1,208)
Foreign currency translation
adustments, net	(61)	-	4	-

Comprehensive income (loss)	$(2,587)	$532	$(6,701)	$(1,208)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Focus Enhancements, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Nine Months Ended

	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net loss	$(6,705)	$(1,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	816	571
Stock-based compensation	32	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	171	(2,980)
Decrease (increase) in inventories	63	(1,875)
Increase in prepaid expenses and other assets	(139)	(147)
Increase in accounts payable	290	2,611
Increase in accrued liabilities	828	73
Net cash used in operating activities	(4,644)	(2,955)

Cash flows from investing activities:
Acquisition of COMO Computer and Motion GmbH net of cash acquired	(7)	-
Acquisition of Visual Circuits Corporation	(440)	-
Acquisition of DVUnlimited	-	(57)
Purchases of property and equipment	(742)	(89)
Net cash used in investing activities	(1,189)	(146)

Cash flows from financing activities:
Payments of short-term debt	(434)	-
Payments under capital lease obligations	-	(37)
Proceeds from exercise of common stock options and warrants	116	2,107
Net proceeds from private offerings of common stock	5,217	1,924
Net cash provided by financing activities	4,899	3,994

Effect of exchange rate changes on cash and cash equivalents	(9)	-

Increase (decrease) in cash and cash equivalents	(943)	893
Cash and cash equivalents at beginning of period	3,731	1,310
Cash and cash equivalents at end of period	$2,788	$2,203

Non-Cash Activity

Conversion of notes payable and accrued interest to related party into common and preferred stock	$4,454	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

Focus Enhancements, Inc.
Notes to Condesnsed Consolidated Financial Statements

1.	Basis of Presentation - Unaudited Interim Financial Information

The condensed consolidated financial statements of Focus Enhancements, Inc. (“Focus” or "the Company") as of September 30, 2004 and December 31, 2003, and for the three and nine months ended September 30, 2004 and 2003, are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in Focus’ Annual Report on Form 10-K for the year ended December 31, 2003.

In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Focus’ financial position, operating results and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for any future period.

Focus’ fiscal year ends on December 31 and the interim quarters include 13 weeks and end on the last Sunday of the quarter. For convenience, the accompanying condensed consolidated financial statements are shown as ending on September 30, 2004 and 2003, although the third quarters of fiscal year 2004 and 2003 ended on October 3, 2004 and September 28, 2003, respectively.

2.	Consolidation and Foreign Currency Translation

The interim unaudited condensed consolidated financial statements include Focus’ accounts and those of its wholly owned subsidiary. All inter-company accounts and transactions have been eliminated upon consolidation.

The functional currency of Focus’ foreign subsidiary, COMO Computer & Motion (“COMO” - see Note 5, “Business Combinations”), is the Euro. Gains and losses resulting from the translation of COMO’s financial statements are reported as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in net loss.

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

Focus Enhancements, Inc.
Notes to Condensed Consolidated Financial Statements

Focus has elected to continue with the accounting prescribed in APB Opinion No. 25 and, as a result, must make pro forma disclosures of net income (loss) and earnings per share and other disclosures as if the fair value based method of accounting had been applied. The estimated fair value of the options is amortized to expense over the vesting period of the option. The following table presents the effect on reported net income (loss) and net income (loss) per share of accounting for employee stock options under the fair value method:

(In thousands, except per-share data)	Three Months Ended		Nine Months Ended

	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Reported net income (loss)	$(2,526)	$532	$(6,705)	$(1,208)
Stock-based compensation expense
determined under fair value method	(336)	(276)	(915)	(670)

Pro forma net income (loss)	$(2,862)	$256	$(7,620)	$(1,878)

Basic reported net income (loss) per share	$(0.05)	$0.01	$(0.14)	$(0.03)
Diluted reported net income (loss) per share	$(0.05)	$0.01	$(0.14)	$(0.03)

Basic pro forma net income (loss) per share	$(0.05)	$0.01	$(0.16)	$(0.05)
Diluted pro forma net income (loss) per share	$(0.05)	$0.01	$(0.16)	$(0.05)

Common stock equivalents have been excluded from all calculations of net loss per share and pro forma net loss per share for the periods presented because the effect of including them would be anti-dilutive.

4.	Management’s Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2004 and the year ended December 31, 2003, Focus incurred a net loss of $6.7 million and $1.7 million, respectively, and used net cash in operating activities of $4.6 million and $2.6 million, respectively. Additionally, in January 2004, Microsoft ceased placing significant orders for Focus’ FS454 product. Shipments of the FS454, which were primarily to this significant customer, represented 7% and 37% of Focus’ total revenues for the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively. These factors indicate that Focus may potentially be unable to continue as a going concern.

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

Focus’ management believes that the binding commitments received of up to $10 million (see Note 11, “Subsequent Events”), in addition to the current cash balance, will be sufficient to meet all currently planned expenditures and operations through first customer sampling of our Ultra Wideband chips, which is currently expected to occur by June 30, 2005. After such time, or in the case of a delay in sampling, Focus will need to raise additional capital and/or find a partner to fund a portion of the continued development in Ultra Wideband.

There is no assurance that management’s plans will be successful or if successful, that they will result in Focus continuing as a going concern.

Focus Enhancements, Inc.
Notes to Condensed Consolidated Financial Statements

5.	Business Combinations

Visual Circuits Corporation

On May 28, 2004, Focus acquired substantially all the assets and assumed certain liabilities of Visual Circuits Corporation (“Visual Circuits”) pursuant to an Agreement and Plan of Reorganization. The transaction was accounted for as a purchase business combination at a total cost of approximately $8.9 million. Founded in 1991, Visual Circuits is a manufacturer and developer of integrated hardware, software and network products that manage, schedule, distribute, store and present digital video in a wide range of commercial media applications.

Under the terms of the agreement, Visual Circuits, located in Minneapolis, Minnesota, received 3,805,453 shares of voting common stock of Focus, including approximately 380,000 shares placed in escrow for the recovery by Focus of any losses resulting from the breach of covenants by Visual Circuits. In connection with this transaction, Focus paid vFinance Investments, Inc., (a related party) a success fee of $168,000 and 80,000 shares of Focus’ common stock.

Visual Circuits’ results of operations are included in Focus’ financial statements from the date of acquisition, and the assets and liabilities were recorded based on their fair values as of the date of acquisition. There were no employee stock options or warrants assumed as a result of the acquisition.

The purchase price of approximately $8.9 million consisted of the fair value of the shares of Focus common stock issued to Visual Circuits, excluding a portion of the escrow shares associated with amounts owed by Visual Circuits to Focus (see Note 9, “Stockholders’ Equity”), 80,000 shares distributed to vFinance Investments, Inc., and acquisition costs of approximately $440,000. The purchase price has been allocated based on the estimated fair value of net tangible and intangible assets acquired and liabilities assumed as well as in-process research and development costs. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use. Therefore, Focus expensed $300,000 of the purchase price as in-process research and development expense in the second quarter of fiscal year 2004. The preliminary purchase price allocation is as follows:

(In thousands)	Purchase Price Allocation

Assets acquired	$1,169
Intangible asset: Existing technology	1,060
Goodwill	6,911
Liabilities assumed	(513)
In-process research and development	300

$8,927
Existing technology is being amortized on a straight-line basis over an estimated useful life of three years.

Focus Enhancements, Inc.
Notes to Condensed Consolidated Financial Statements

The following pro forma information presents the results of operations of Focus as if the Visual Circuits transaction had occurred on January 1, 2003:

(In thousands, except per-share data)	Nine Months Ended

	September 30, 2004	September 30, 2003

Revenue	$16,673	$21,166

Net income (loss)	$(7,146)	$(2,074)

Basic net income (loss) per share	$(0.15)	$(0.05)
Diluted net income (loss) per share	$(0.15)	$(0.05)

COMO Computer & Motion GmbH

On February 27, 2004, Focus completed the acquisition of COMO, located in Kiel, Germany, pursuant to which COMO became a wholly owned subsidiary of Focus. The acquisition was accounted for as a purchase business combination at a total cost of approximately $1.0 million. Under the terms of the agreement, Focus acquired COMO through the issuance of 185,066 shares of its common stock and approximately $359,000 in cash to COMO’s shareholders. Focus may also issue up to an additional 46,266 shares of its common stock to COMO’s shareholders, in the event certain conditions are met at the end of 2004 and 2005. In connection with this transaction, Focus paid vFinance Investments, Inc. (a related party), a success fee of $100,000 and 30,000 shares of Focus’ common stock.

Founded in 1990, COMO develops, manufactures and distributes digital video solutions. The acquisition should enable Focus to add new features to its video technology product line, including content storage and management functionality, and will provide the presence of an office in Germany, thereby facilitating support of Focus’ European distributors and customers.

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

The purchase price of approximately $1.0 million, consisting of 185,066 shares of Focus common stock issued to the COMO shareholders, the 46,266 earn-out shares, 30,000 shares of Focus common stock issued to vFinance, cash paid to the COMO shareholders of $359,000, and acquisition costs of approximately $220,000, has been allocated based on the estimated fair value of net tangible and intangible assets acquired, and liabilities assumed. The earn-out shares are included in the purchase price because Focus management believes it is probable that the conditions under which such shares would become payable will be met. A summary of the preliminary allocation of the purchase price to the assets acquired and liabilities assumed is as follows:

Focus Enhancements, Inc.
Notes to Condensed Consolidated Financial Statements

(In thousands)	Purchase Price Allocation

Assets acquired	$782
Intangible asset: Existing technology	890
Goodwill	758
Liabilities assumed	(1,420)

$1,010

Existing technology is being amortized on a straight-line basis over an estimated useful life of three years.

6.	Goodwill and Intangible Assets

The following table provides a summary of the change in the carrying amount of goodwill:

(In thousands)	Goodwill

Balance as of December 31, 2003	$5,191
Goodwill resulting from the acquisition of COMO	758
Goodwill resulting from the acquisition of Visual Circuits	6,911

Balance as of September 30, 2004	$12,860

The following tables provide a summary of the carrying amounts of intangible assets:

(In thousands)	September 30, 2004

	Gross Amount	Accumulated Amortization	Net Amount

Existing technology	$3,945	$(2,080)	$1,865
Tradename	176	(163)	13

	$4,121	$(2,243)	$1,878

	December 31, 2003

	Gross Amount	Accumulated Amortization	Net Amount

Existing technology	$1,995	$(1,406)	$589
Tradename	176	(130)	46

	$2,171	$(1,536)	$635

Focus Enhancements, Inc.
Notes to Condensed Consolidated Financial Statements

The total expected future amortization related to intangible assets is provided in the table below:

(In thousands)	Amortization

Three months ended December 31, 2004	$294
Fiscal year 2005	718
Fiscal year 2006	680
Fiscal year 2007	186

Total	$1,878

7.	Inventories

Inventories are stated at lower of cost (first-in, first-out) or market:

(In thousands)
	September 30, 2004	December 31, 2003

Raw materials	$2,535	$2,048
Work in process	173	72
Finished goods	1,292	1,373

	$4,000	$3,493

8.	Borrowings and Commitments

Borrowings consisted of the following:

(In thousands)
	September 30, 2004	December 31, 2003

Short-term debt:
Current portion of notes payable to bank	$31	$-
Borrowings under line-of-credit	224	-
	255	-
Long-term debt:
Notes payable to bank (long-term portion)	184	-
Convertible promissory notes payable to shareholder	-	3,867
	184	3,867

	$439	$3,867

Short- and long-term bank debt and a line-of-credit were assumed by Focus as a result of the acquisition of COMO in February 2004 - see Note 5, “Business Combinations”.

Focus Enhancements, Inc.
Notes to Condensed Consolidated Financial Statements

The short-term debt consists of the current portion of two notes payable, which in aggregate, and including the long-term portion, total approximately $215,000, and a line-of-credit with an outstanding balance of approximately $224,000. The notes payable and line-of-credit are denominated in Euros and are both with a local German bank. Interest is payable on the notes at an average of 6% and on the line-of-credit at 10%. The two notes of $173,000 and $42,000 will be paid through December 2011 and December 2006, respectively. The notes payable and line-of-credit are secured by personal guarantees from the two shareholders from whom Focus purchased the shares of COMO common stock. These personal guarantees total approximately $600,000.

A loan with a German small business lending institution that consisted of two contracts of similar amounts signed in 1995 and 1996 was also assumed in the acquisition of COMO. As a result of Focus’ acquisition of COMO, the lending institution requested that COMO repay these loans, and accordingly the loans with an outstanding balance of $251,000 were repaid in July 2004.

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

In June 2004, Focus entered into a development and license agreement under which Focus agreed to pay $664,000 to a third party for engineering services and the rights to certain intellectual property that will be used in the research and development of Ultra Wideband technology. Such amount will be expensed ratably over the development period from June 2004 to January 2005. Payments will be made upon the achievement of specific development milestones by the third party, which are expected to be completed by January 2005. From June to September 2004, Focus recorded approximately $370,000 associated with this arrangement to research and development expense.

On October 1, 2004, Focus entered into a design services contract under which Focus agreed to pay $2.9 million to a third party for the design and development of high performance Ultra Wideband integrated circuits. Payments will be made upon the completion of specific milestones by the third party, which are expected to be completed by December 2005. No expense was recorded in the three months ended September 30, 2004, as work had not begun, and no amount had been paid at that date.

Focus Enhancements, Inc.
Notes to Condensed Consolidated Financial Statements

9.	Stockholders' Equity

The acquisition of substantially all of the assets and assumption of liabilities of Visual Circuits on May 28, 2004 resulted in the issuance of 3,885,453 shares of Focus’ common stock, consisting of 3,805,453 shares issued to Visual Circuit’s shareholders, including approximately 380,000 shares held in escrow, and 80,000 shares issued to vFinance Investments, Inc., for investment banking services related to the acquisition. The agreement also required VCC Liquidating Corporation (VCC), formerly Visual Circuits, to reimburse Focus for all transaction costs paid by Visual Circuits prior to the acquisition. Such transaction costs, originally estimated to be $400,000 and later reduced to approximately $337,000 upon final determination of the transaction costs, were to have been reimbursed to Focus on or before October 8, 2004. In the event of default, Focus was entitled to recover the amount owed in exchange for Focus common stock held in escrow, with such number of shares to be determined by dividing the amount owed by an agreed-upon exchange rate of $2.33 per share. VCC subsequently sought to reduce this obligation, citing certain potential offsetting claims against Focus. Consequently, on November 2, 2004, the parties entered into a settlement agreement, whereby the obligation to Focus was initially reduced to approximately $225,000, to be repaid on or before February 15, 2005. If VCC does not remit this settlement amount by February 15, 2005, then the settlement amount owed shall be increased in $20,000 increments on a monthly basis if not paid on the fifteenth of each subsequent month to a maximum of $305,000, if the then existing settlement amount is not repaid by May 15, 2005. If any amount owed remains unpaid after May 15, 2005, Focus will have the right to recover such amounts in exchange for Focus common stock held in escrow, based on a reduced exchange rate of $1.15 per share. The receivable from VCC has not been recorded in the accompanying consolidated balance sheet at September 30, 2004, as the recourse available to Focus in the event of default is limited to the shares held in escrow. The proceeds, if any, from the collection of the amount owed will be recorded as an increase in capital when received.

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

The acquisition of COMO on February 27, 2004 resulted in the issuance of 261,332 shares of Focus’ common stock, consisting of 231,3352 shares issued to COMO’s shareholders, including 46,266 earn-out shares held in escrow, and 30,000 shares issued to vFinance Investments, Inc., for investment banking services related to the acquisition. Additionally, Focus issued 610,096 common shares, held in escrow, (“the Escrow shares”) to COMO’s two former shareholders (“the Sellers”) who became employees of Focus. In exchange for the Escrow shares, the Sellers issued non-interest bearing, non-recourse, demand notes payable to Focus and COMO in the aggregate amount of $1.1 million. After registration of the shares, the two former shareholders of COMO can sell the Escrow shares at no less than the then current fair market value, with all proceeds to be remitted to Focus and COMO in exchange for cancellation of the outstanding note obligations regardless of whether such proceeds are greater than or less than the balance of the notes. For accounting purposes, the Escrow shares are reported in the accompanying financial statements as outstanding, subscribed shares. The proceeds from the sale of such shares as eventually remitted to Focus by the Sellers will be recorded as an increase in capital when received. The note receivable from the Sellers is not recorded in the accompanying condensed consolidated financial statements, as it will be cancelled upon receipt of the proceeds from the Escrow shares.

On March 19, 2004, Carl Berg, a Company director and shareholder, converted his approximately $3.9 million of convertible promissory notes and $587,000 of accrued interest into common and preferred stock, as discussed in Note 8, “Borrowings and Commitments”.

10.	Related Party Transactions

vFinance Investments Inc.

In 2003, Focus engaged vFinance Investments Inc., to act as the Company’s financial advisor. Timothy Mahoney is the Chairman and C.O.O. of vFinance, Inc., the parent company to vFinance Investments and vFinance Consulting, and owns approximately 20% of the shares of vFinance Inc. Until August 6, 2004, Mr. Mahoney was a member of the Focus Board of Directors. Focus paid vFinance Investments $268,000 in fees and 110,000 shares of common stock in the nine months ended September 30, 2004, in connection with the acquisition of COMO and Visual Circuits.

Focus Enhancements, Inc.
Notes to Condensed Consolidated Financial Statements

In February 2003, Focus engaged vFinance Consulting to assist it in preparing a Strategic Business Plan. Focus also engaged vFinance Consulting from July 1, 2003 to December 31, 2003 to act as Focus’ exclusive financial advisor for the purpose of merger and acquisition services. Focus incurred consulting expenses of $72,500 for the nine months ended September 30, 2003 in connection with the preparation of the Strategic Business Plan and financial advisory services.

In connection with its efforts to find investors for Focus in the private placement completed on July 2, 2003, vFinance Investments Inc. received $137,500 and out-of-pocket expenses, including legal fees, of $27,500. All such cash payments to vFinance Investments were recorded as reductions of the proceeds received from the private placements.

Carl Berg

Carl Berg, a Company director and shareholder, has provided Samsung Semiconductor Inc., the Company’s contracted ASIC manufacturer, with a personal guarantee to secure the Company’s working capital requirements for ASIC purchase order fulfillment. Mr. Berg currently maintains a security interest in all of our assets. See also Note 8, “Borrowings and Commitments - Convertible Promissory Notes.”

Dolby Laboratories Inc.

N. William Jasper Jr., who is the Chairman of the Focus Board of Directors, is also the President and Chief Executive Officer of Dolby Laboratories, Inc. (“Dolby”), a private signal processing technology company located in San Francisco, California. Focus is required to submit quarterly royalty payments to Dolby based on Dolby technology incorporated into certain products assumed in the acquisition of Visual Circuits. From the date of acquisition of Visual Circuits in May 2004 through September 30, 2004, Focus paid Dolby $39,000 in royalties, which were recorded in cost of revenue.

11.	Subsequent Events

On November 15, 2004, Focus obtained binding commitments to raise $6 million through a private placement. Focus also secured a $4 million line of credit from a bank, under which it will be able to borrow up to 90% of its accounts receivable balance subject to certain covenants. In connection with this line of credit, the bank will obtain a priority security interest in the company’s accounts receivable. Carl Berg, a director of Focus, will maintain his security interest in all the company’s assets, subject to the bank’s lien in accounts receivable.

In the private placement, Focus will issue approximately 6.6 million shares of common stock at $0.90 per share to the investors, along with warrants at an exercise price of $1.25 per share for approximately 2.0 million additional shares of common stock to the investors and the placement agents.

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

In particular, statements contained in this document that are not historical facts (including, but not limited to, statements concerning anticipated revenues, anticipated operating expense levels, potential new products and orders, and such expense levels relative to our total revenues) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the availability of capital to fund our future cash needs, reliance on major customers, history of operating losses, market acceptance of our products, technological obsolescence, competition, successful integration of acquisitions, component supply problems and protection of proprietary information, the unpredictability of costs to develop new technologies, as well as the accuracy of our internal estimates of revenue and operating expense levels. For a discussion of these factors and some of the factors that might cause such a difference see also " - Risks Factors." These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We do not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

RESULTS OF OPERATIONS

Net revenue

	Three Months Ended

(Dollars in thousands)	September 30, 2004	September 30, 2003	Increase/ (decrease)	% increase/ - decrease

System products	$5,119	$3,355	$1,764	52.6%
Semiconductor products	655	7,407	(6,752)	-91.2%

	$5,774	$10,762	$(4,988)	-46.3%

	Nine Months Ended

(Dollars in thousands)	September 30, 2004	September 30, 2003	Increase/ (decrease)	% increase/ - decrease

System products	$12,238	$10,429	$1,809	17.3%
Semiconductor products	2,654	8,724	(6,070)	-69.6%

	$14,892	$19,153	$(4,261)	-22.2%

Revenue for the three months ended September 30, 2004 was $5.8 million, a decrease of $5.0 million compared with the three months ended September 30, 2003. Revenue for the nine months ended September 30, 2004 was $14.9 million, a decrease of $4.2 million compared with the nine months ended September 30, 2003.

For the three months ended September 30, 2004, sales of system products (professional and consumer) to distributors, retailers and VAR's were approximately $5.1 million compared to $3.4 million for the same period in 2003, an increase of $1.7 million. For the nine months ended September 30, 2004, sales of system products were approximately $12.2 million compared to $10.4 million for the same period in 2003, an increase of $1.8 million. This increase in sales of our systems products in the three- and nine-month comparisons mainly reflects sales of products resulting from the acquisitions of COMO in February 2004 and Visual Circuits in May 2004, as well as the introduction of new products, including FireStore, partially offset by a decrease in sales of our consumer scan conversion and mixer products. Revenue from mixer product sales has been trending lower over the past 12 months as video enthusiasts move from stand-alone editing systems to computer based or non-linear editing systems. Also contributing to the decrease in mixer revenue in the three months ended September 30, 2004 was the discontinuation of third party components and our inability to redesign our product in a timely manner. Our consumer scan conversion product sales have decreased as an increasing number of personal computers and televisions now incorporate scan conversion technology.

Sales of semiconductor products to distributors and OEM customers were approximately $655,000 in the three months ended September 30, 2004, compared to $7.4 million for the comparative period in 2003. Sales of semiconductor products were approximately $2.7 million in the nine months ended September 30, 2004, compared to $8.7 million for the comparative period in 2003. The significant decrease in sales of semiconductor products in the three-month comparison reflects sales of our FS454 chip to Microsoft in the third quarter of 2003 for use in its Xbox. The decrease in sales of semiconductor products in the nine-month comparison also reflects sales of our FS454 chip to Microsoft in the third quarter of 2003, and is partially offset by FS454 chip sales to Microsoft in the first quarter of 2004. In January 2004, Microsoft ceased placing significant orders for our FS454 product. Shipments of the FS454, which were primarily to Microsoft, represented 7% and 35% of our total revenues for the nine months ended September 30, 2004 and 2003, respectively.

As of September 30, 2004, we had a sales order backlog of approximately $1.1 million, a decrease of $300,000 compared to the second quarter of 2004. The backlog at September 30, 2004 consisted primarily of mixer products and semiconductor chips, and to a lesser extent, products resulting from the acquisition of Visual Circuits.

One customer accounted for 15% of our revenue in the three months ended September 30, 2004. One customer accounted for 64% of our revenue for the three months ended September 30, 2003. In the nine months ended September 30, 2004, one customer accounted for 13% of total revenue. In the nine months ended September 30, 2003, one customer accounted for 36% of our total revenue.

Gross margin

	Three Months Ended

(Dollars in thousands)	September 30, 2004	September 30, 2003	Increase/ (decrease)

Gross margin	$2,266	$3,293	$(1,027)

Gross margin rate	39.2%	30.6%	8.6%

	Nine Months Ended

(Dollars in thousands)	September 30, 2004	September 30, 2003	Increase/ (decrease)

Gross margin	$5,399	$6,841	$(1,442)

Gross margin rate	36.3%	35.7%	0.6%

Our gross margin rate in the three months ended September 30, 2004 increased by 8.6 percentage points to 39.2% from 30.6% in the three months ended September 30, 2003. Our gross margin rate in the nine months ended September 30, 2004 increased by 0.6 percentage points to 36.3%.

The increase in the gross margin rate in the three-month comparison reflects the below average gross margin business that we conducted with Microsoft in the three months ended September 30, 2003, which did not occur in three months ended September 30, 2004. Sales to Microsoft represented approximately 64% of our revenue for the three months ended September 30, 2003 and were made at a gross profit rate of less than 30%, primarily as a result of volume discounts provided. The increase in the gross margin rate in the three-month comparison was partially offset by inventory write-downs of $126,000 for excess and obsolete inventory.

The increase in the gross margin rate in the nine-month comparison also reflects the below average gross margin business that we conducted with Microsoft in the three months ended September 30, 2003. This was offset by write-downs of $216,000 for excess and obsolete inventory, a charge of $140,000 associated with a fair value adjustment to Visual Circuits’ inventory upon acquisition and an accrual of $100,000 for a royalty payment based on the achievement of certain sales volumes. In addition to these factors, the increase in the gross margin rate in the nine-month comparison was slightly offset by the below average gross margin business that we conducted with Microsoft in the three months ended March 31, 2004.

Operating expenses

(Dollars in thousands)	Three Months Ended

	September 30, 2004		September 30, 2003		Increase
		% of revenue		% of revenue		% of revenue

Sales, marketing and support	$1,256	21.8%	$1,103	10.2%	$153	11.6%
General and administrative	729	12.6%	417	3.9%	312	8.7%
Research and development	2,489	43.1%	1,070	9.9%	1,419	33.2%
Amortization of intangible assets	300	5.2%	132	1.2%	168	4.0%

	$4,774	82.7%	$2,722	25.3%	$2,052	57.4%

(Dollars in thousands)	Nine Months Ended

	September 30, 2004		September 30, 2003		Increase
		% of revenue		% of revenue		% of revenue

Sales, marketing and support	$3,583	24.1%	$3,190	16.7%	$393	7.4%
General and administrative	2,194	14.7%	1,230	6.4%	964	8.3%
Research and development	5,261	35.3%	3,174	16.6%	2,087	18.7%
Amortization of intangible assets	707	4.7%	436	2.3%	271	2.4%
In-process research and development	300	2.0%	-	0.0%	300	2.0%
Restructuring recovery	-	0.0%	(29)	-0.2%	29	0.2%

	$12,045	80.9%	$8,001	41.8%	$4,044	39.1%

Sales, marketing and support

Sales, marketing and support expenses for the three months ended September 30, 2004 were $1.3 million compared to $1.1 million in the three months ended September 30, 2003, an increase of $153,000. Sales, marketing and support expenses for the nine months ended September 30, 2004 were $3.6 million, compared to $3.2 million for the nine months ended September 30, 2003, an increase of $393,000.

The increase in sales, marketing and support expenses in the three- and nine-month comparisons reflects an increase in headcount resulting mainly from the acquisitions of COMO and Visual Circuits in February and May of 2004, respectively, partially offset by lower advertising expenditures.

General and administrative

General and administrative expenses for the three months ended September 30, 2004 were $729,000, compared to $417,000 in the three months ended September 30, 2003, an increase of $312,000. General and administrative expenses for the nine months ended September 30, 2004 were $2.2 million, compared to $1.2 million for the nine months ended September 30, 2003, an increase of $964,000.

The increase in general and administrative expenses in the three- and nine-month comparisons was mainly due to additional headcount associated with the acquisitions of COMO and Visual Circuits and for the preparation for meeting the requirements of the Sarbanes-Oxley Act,  the change in classification of certain personnel from research and development in 2003 to administrative roles in 2004, and to a lesser extent, an increase in public relations fees.

Research and development

Research and development expenses for the three months ended September 30, 2004 were $2.5 million, compared to $1.1 million in the three months ended September 30, 2003, an increase of $1.4 million. Research and development expenses for the nine months ended September 30, 2004 were $5.3 million, compared to $3.2 million for the nine months ended September 30, 2003, an increase of $2.1 million.

The increase in research and development expenses in the three- and nine-month comparisons mainly reflects additional headcount and expenditure related to our investment in Ultra Wideband technology, as well as the acquisitions of COMO and Visual Circuits in February and May of 2004, respectively. This increase in our investment in Ultra Wideband technology was the primary factor that resulted in our Semiconductor Business increasing its research and development spending to $1.3 million for the three months ended September 30, 2004 compared to $540,000 for the third quarter of 2003. We will need significant additional capital to continue to fund the development of this technology. See Note 4, "Management's Plans." These increases in research and development expenses were partially offset by a change in classification of certain personnel year-over-year from research and development in 2003 to administrative roles in 2004.

Amortization

Amortization expense for the three months ended September 30, 2004 was $300,000, an increase of $168,000 from $132,000 for the three months ended September 30, 2003. Amortization expense for the nine months ended September 30, 2004 was $707,000, an increase of $271,000 from $436,000 for the nine months ended September 30, 2003. The increase in amortization expense for the three-month comparison reflects additional amortization expense associated with the intangible assets that resulted from the acquisitions of COMO in February 2004 and Visual Circuits in May 2004. In the nine-month comparison, this additional amortization expense was partially offset by the completion of amortization on certain intangible assets in 2003.

Interest expense, net and Other income, net

	Three Months Ended

(Dollars in thousands)	September 30, 2004	September 30, 2003	Decrease	% decrease

Interest expense, net	$(8)	$(46)	$(38)	-82.6%

Other income (expense), net	$(10)	$7	(17)	-242.9%

	Nine Months Ended

(Dollars in thousands)	September 30, 2004	September 30, 2003	Decrease	% decrease

Interest expense, net	$(68)	$(150)	$(82)	-54.7%

Other income, net	$10	$104	(94)	-90.4%

Net interest expense for the three months ended September 30, 2004 was $8,000, compared to $46,000 in the three months ended September 30, 2003. Net interest expense for the nine months ended September 30, 2004 was $68,000, compared to $150,000 in the nine months ended September 30, 2003. The decrease in net interest expense in both the three- and nine-month comparisons reflect the conversion in March 2004 of convertible promissory notes into common and preferred stock, partially offset by interest expense associated with short- and long-term debt assumed with the acquisition of COMO in February 2004.

Other income for the nine months ended September 30, 2003 primarily consists of the settlement of vendor obligations for less than original amounts.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2004 and the year ended December 31, 2003, we incurred net losses of $6.7 million and $1.7 million, respectively, and used cash in operating activities of $4.6 million, and $2.6 million, respectively. These factors indicate that we may potentially be unable to continue as a going concern.

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

Since inception, we have financed our operations primarily through the public and private sale of common stock, proceeds from the exercise of options and warrants, short-term borrowings from private lenders, and credit arrangements with vendors and suppliers.

First Nine Months of Fiscal Year 2004 compared to the First Nine Months of Fiscal Year 2003

	As of or for the Nine Months Ended
(Dollars in thousands)
	September 30, 2004	December 31, 2003

Cash and cash equivalents	$2,788	$3,731

Working capital	$4,354	$5,696

	September 30, 2004	September 30, 2003

Days sales outstanding (DSO)	48.2	52.5

Inventory turns - annualized	3.3	2.8

Net cash used in operating activities	$(4,644)	$(2,955)
Net cash used in investing activities	$(1,189)	$(146)
Net cash provided by financing activities	$4,899	$3,994

Net cash used in operating activities

(In thousands)	Nine Months Ended

	September 30, 2004	September 30, 2003	Change in
	cash (used) provided	cash (used) provided	cash (used) provided

Net loss	$(6,705)	$(1,208)	$(5,497)
Non-cash income statement items	848	571	277
Decrease (increase) in accounts receivable	171	(2,980)	3,151
Decrease (increase) in inventories	63	(1,875)	1,938
Increase in prepaid expenses and other assets	(139)	(147)	8
Increase in accounts payable	290	2,611	(2,321)
Increase in accrued liabilities	828	73	755

	$(4,644)	$(2,955)	$(1,689)

Net cash used in operating activities for the nine months ended September 30, 2004 and 2003 was $4.6 million and $3.0 million, respectively. The increase in net cash used in operating activities mainly reflects an increase in the net loss as well as a decrease in cash provided from accounts payable, partially offset by an increase in cash provided from accounts receivable and inventories. The decrease in cash provided from accounts payable in the nine months ended September 30, 2004, reflects payments relating to payable balances outstanding at December 31, 2003 associated with FS454 chip production, which was primarily used in Microsoft’s Xbox. In January 2004, Microsoft ceased placing significant orders for the FS454 chip from us. The increase in cash provided by accounts receivable and inventories reflects significant decreases in our accounts receivable and inventories balances from December 31, 2003. These decreases are a result of a decrease in FS454 production and related sales, which were primarily to Microsoft.

One customer had an accounts receivable balance in excess of 10% of our total accounts receivable at September 30, 2004 and this customer accounted for 17% of our total accounts receivable at that date.

We expect that our operating cash flows may fluctuate in future periods as a result of fluctuations in our operating results, shipment timetable and accounts receivable collections, inventory management, and the timing of payments among other factors.

Net cash used in investing activities

Net cash used in investing activities was $1.2 million for the nine months ended September 30, 2004, compared to $146,000 for the nine months ended September 30, 2003. The increase in cash used in investing activities mainly reflects transaction costs with respect to the acquisition of Visual Circuits in May 2004, as well as an increase in capital expenditures primarily related to our investment in Ultra Wideband.

Net cash provided by financing activities

Net cash provided by financing activities was $4.9 million for the nine months ended September 30, 2004, primarily reflecting $5.2 million received in April 2004 from a private equity placement transaction, partially offset by the repayment of debts that were assumed with the acquisition of COMO. Net cash provided by financing activities was $4.0 million for the nine months ended September 30, 2003 and consisted of $1.9 million in net proceeds from private offerings of common stock and $2.1 million from the exercise of common stock options and warrants. The significant decrease in cash received from the exercise of common stock options reflects the per share price of our common stock in 2004 compared to 2003 and option expiration dates.

Capital Resources and Liquidity Outlook

We have incurred losses and used net cash in operating activities for the nine months ended September 30, 2004 and each of the two years in the period ended December 31, 2003, and as such, have been dependent upon raising money for short- and long-term cash needs through debt, proceeds from the exercise of options and warrants, and the sale of our common stock in private placements. For the year ended December 31, 2003, we received approximately $1.9 million in net proceeds from private offerings of common stock. In April 2004 we received net proceeds of approximately $5.2 million from the sale of approximately 3.9 million shares of our common stock to a group of third party investors in a private placement transaction.

At December 31, 2003, we owed Carl Berg, a Company director and shareholder, approximately $4.4 million in principal and accrued interest on various notes. On March 19, 2004, Mr. Berg converted the outstanding principal and accrued interest balance into common and preferred stock. At September 30, 2004, our remaining debt obligations consisted of approximately $439,000 in Euro-denominated short- and long-term debt assumed in connection with the acquisition of COMO - see Note 8, “Borrowings and Commitments”.

In January 2004, Microsoft ceased placing significant orders for our FS454 product. Shipments of the FS454, which were primarily to this significant customer, represented 7% and 35% of our total revenues for the nine months ended September 30, 2004 and 2003, respectively. We recorded gross margins as a percentage of sales, before commissions and selling expenses, of below 30% relative to sales of the FS454 chip. The loss of Microsoft orders for the FS454 has had a material adverse effect on our revenues, operating profit and liquidity, especially when compared to the third and fourth quarter of 2003 and the first quarter of 2004, as we began our initial shipments to the customer in the third quarter of 2003 and continued sales through the first quarter of 2004. However, as the product was manufactured by one of our contract manufacturers, we were able to meet the customer’s requirements without an increase in our staffing and operations.

In addition to regularly reviewing our cost structure, we have recently announced new product introductions and are continually reviewing our product lines to identify how to enhance existing, or create new, distribution channels. There can be no assurances as to the amount of revenue these new products will produce.

Although there can be no assurances, we believe that the binding commitments received of up to $10 million (see Note 11, “Subsequent Events”), in addition to our current cash balance, will be sufficient to meet all currently planned expenditures and operations through June 30, 2005. After such time, or in the case of a delay in sampling, we will need to raise additional capital and/or find a partner to fund a portion of the continued development in Ultra Wideband.

There is no assurance that management’s plans will be successful or if successful, that they will result in Focus continuing as a going concern.

Summary of Certain Contractual Obligations as of September 30, 2004

(In thousands)
	< 1 year	1-2 years	> 2 years	Total

Operating leases	$427	$84	$-	$511
Notes payable	31	63	121	215

	$458	$147	$121	$726

RISK FACTORS

Risks Related to Our Business

We have a long history of operating losses.

As of September 30, 2004, we had an accumulated deficit of $69.7 million. We incurred net losses of $6.7 million, $1.7 million and $6.0 million for the nine months ended September 30, 2004 and the years ended December 31, 2003 and 2002, respectively. There can be no assurance that we will ever become profitable. Additionally, our auditors have included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2003 with respect to substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

We will need to raise additional capital through equity securities placements, which will result in further dilution of existing and future stockholders.

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

We completed the acquisitions of COMO and Visual Circuits in the first and second quarters of 2004, respectively. These acquisitions were effected through the issuance of common stock, and the businesses associated with these acquisitions are not currently profitable. Although in April 2004 we raised net proceeds of approximately $5.2 million through the sale of approximately 3.9 million shares of our common stock to a group of third party investors in a private placement transaction, we anticipate needing additional financing, which may be met through additional sales of securities or debt. See Notes to Condensed Consolidated Financial Statements - Note 11, " Subsequent Events"

We are dependent upon a significant stockholder to meet our interim financing needs.

We have relied upon the ability of Carl Berg, a director and significant owner of our common stock, for interim financing needs. At December 31, 2003, we had an aggregate of approximately $4.4 million in debt and accrued interest outstanding to Mr. Berg. On March 19, 2004, Mr. Berg converted this debt and accrued interest to common and preferred stock. Additionally, Mr. Berg has provided Samsung Semiconductor Inc., our contracted ASIC manufacturer, with a personal guarantee to secure our working capital requirements for ASIC purchase order fulfillment. Mr. Berg currently maintains a security interest in all of our assets. There can be no assurances that Mr. Berg will continue to provide such interim financing or personal guarantees, should we need additional funds or increased credit facilities with our vendors.

We have a significant amount of convertible securities that will dilute existing stockholders upon conversion.

At September 30, 2004, we had 3,161 shares of preferred shares issued and outstanding, and 1.4 million warrants and 6.3 million options, which are all exercisable into shares of common stock. The 3,161 shares of preferred stock are convertible into approximately 3.2 million shares of our voting common stock. See Note 10, “Related Party Transactions”. Furthermore, 2.6 million additional shares of common stock were available for grant to our employees, officers, directors and consultants under our current stock option and incentive plans. We also may issue additional shares in acquisitions. Any additional grant of options under existing or future plans or issuance of shares in connection with an acquisition will further dilute existing stockholders. See Notes to Condensed Consolidated Financial Statements - Note 11, " Subsequent Events"

Any acquisitions of companies or technologies by us, including our recently completed acquisitions of COMO and Visual Circuits, may result in distraction of our management and disruptions to our business.

We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise, as was the case in February 2004 when we acquired the stock of COMO and in May 2004 when we acquired substantially all the assets of Visual Circuits. From time-to-time, we may engage in discussions and negotiations with companies regarding the possibility of acquiring or investing in their businesses, products, services or technologies. We may not be able to identify suitable acquisition or investment candidates in the future, or if we do identify suitable candidates, we may not be able to make such acquisitions or investments on commercially acceptable terms or at all. If we acquire or invest in another company, we could have difficulty assimilating that company’s personnel, operations, technology or products and service offerings. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect the results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions and/or pay for the legal, accounting or finders fees, typically associated with an acquisition. The issuance of equity securities could be dilutive to our existing stockholders. In addition, the accounting treatment for any acquisition transaction may result in significant goodwill, which, if impaired, will negatively affect our consolidated results of operations. The accounting treatment for any potential acquisition may also result in a charge for in-process research and development expense, as was the case with the acquisition of Visual Circuits, which will negatively affect our consolidated results of operations.

We rely on certain vendors for a significant portion of our manufacturing.

Approximately 57% of the components for our products are manufactured on a turnkey basis by three vendors: Furthertech Company Ltd., BTW Inc. and Samsung Semiconductor Inc. In addition, a single vendor in Mexico assembles certain of our products. If these vendors experience production or shipping problems for any reason, we in turn could experience delays in the production and shipping of our products, which would have an adverse effect on our results of operations.

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

In the three months ended September 30, 2004, our revenue from mixer products was adversely affected by the discontinuation of certain third party components and our inability to redesign our product in a timely manner.

We depend on a few customers for a high percentage of our revenues and the loss or failure to pay of any one of these customers could result in a substantial decline in our revenues and profits.

For the nine months ended September 30, 2004, our largest five customers in aggregate provided 37% of our total revenues and as of September 30, 2004 comprised 40% of our accounts receivable balance. We presently have no reason to believe that these customers lack the financial resources to pay. We do not have long-term contracts requiring any customer to purchase any minimum amount of products. There can be no assurance that we will continue to receive orders of the same magnitude as in the past from existing customers or will be able to market our current or proposed products to new customers. However, the loss of any major customer, the failure of any such identified customer to pay us, or to discontinue issuance of additional purchase orders, would have a material adverse effect on our revenues, results of operation, and business as a whole absent the timely replacement of the associated revenues and profit margins associated with such business. Furthermore, many of our products are dependent upon the overall success of our customers’ products, over which we often have no control.

To that point, in January 2004, Microsoft ceased placing significant orders for our FS454 product. Shipments of the FS454, which were primarily to this significant customer, represented 7% and 35% of our total revenues for the nine months ended September 30, 2004 and 2003, respectively. The loss of Microsoft orders for the FS454 has had a material adverse effect on our revenues, operating profit and liquidity, especially when compared to the third and fourth quarter of 2003 and the first quarter of 2004, as we began our initial shipments to Microsoft in the third quarter of 2003 and continued sales through the first quarter of 2004. However, as the product was manufactured by one of our contract manufacturers, we were able to meet Microsoft’s requirements without an increase in our staffing and operations.

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

The computer peripheral markets are characterized by extensive research and development and rapid technological change resulting in short product life cycles. Development by others of new or improved products, processes or technologies may make our products or proposed products obsolete or less competitive. We must devote substantial efforts and financial resources to enhance our existing products and to develop new products, including our investment in Ultra Wideband technology. To fund such ongoing research and development, we will require a significant influx of additional capital. There can be no assurance that we will succeed with these efforts.

We may not be able to protect our proprietary information.

As of September 30, 2004, we held six patents and one pending application, which combined five previous provisional patent applications, in the United States. Certain of these patents have also been filed and issued in countries outside the United States. We treat our technical data as confidential and rely on internal non-disclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect our proprietary information. There can be no assurance that these measures will adequately protect the confidentiality of our proprietary information or prove valuable in light of future technological developments.

We believe our products and other proprietary rights do not infringe upon the proprietary rights or products of third parties. There can be no assurance, however, that third parties will not assert infringement claims against us or that such assertions will not result in costly litigation or require us to license intellectual proprietary rights from third parties. In addition, there can be no assurance that any such licenses would be available on terms acceptable to us, if at all.

Delays in product development could adversely affect our market position or customer relationships.

We have experienced delays in product development in the past and may experience similar delays in the future. Given the short product life cycles in the markets for our products, any delay or unanticipated difficulty associated with new product introductions or product enhancements could cause us to lose customers and damage our competitive position. Prior delays have resulted from numerous factors, such as:

•	changing product specifications;

•	the discontinuation of certain third party components;

•	difficulties in hiring and retaining necessary personnel;

•	difficulties in reallocating engineering resources and other resource limitations;

•	difficulties with independent contractors;

•	changing market or competitive product requirements;

•	unanticipated engineering complexity;

•	undetected errors or failures in software and hardware; and

•	delays in the acceptance or shipment of products by customers.

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

We must maintain stockholders’ equity of $2.5 million. At September 30, 2004, we had total stockholders’ equity of $19.9 million. To the extent we incur net losses and do not raise additional capital, our stockholders’ equity will be reduced.

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

Our common stock price is volatile.

The market price for our voting common stock is volatile and has fluctuated significantly to date. For example, between January 1, 2003 and September 30, 2004, the per share price has fluctuated between $0.50 and $4.20 per share, closing at $1.15 on November 11, 2004. The trading price of our voting common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to factors including the following:

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

We are subject to various environmental laws and regulations that could impose substantial costs upon us and may adversely affect our business.

The European Parliament has enacted the Restriction on Use of Hazardous Substances Directive, or RoHS Directive, which restricts the use of certain hazardous substances in electrical and electronic equipment. We may need to redesign products containing hazardous substances regulated under the RoHS Directive to reduce or eliminate those regulated hazardous substances in our products. As an example, certain of our products include lead, which is included in the list of restricted substances.

We are in the process of evaluating the impact of this directive on our business and have not yet estimated the potential costs of compliance.

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

Our businesses are very competitive.

Vvideo systems equipment is sold into markets that are highly competitive and are characterized by rapid technological change, new product development and obsolescence, evolving industry standards and significant price erosion over the life of a product. We compete in a broad range of video systems equipment markets with products for Video Acquisition, Video Production, Video Post-production, Broadcast, Distribution, Processing, and Decoding and Playback. Competition is fragmented with several hundred manufacturers supplying a variety of similar products. We anticipate increased competition in the video systems equipment market from both existing manufacturers and new market entrants. Increased competition could result in price reductions, reduced margins and loss of market share, any of which could materially and adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors in this market.

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

Often our competitors have greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than we possess. In addition, some of our competitors also offer a wider variety of video equipment, including professional video tape recorders, video cameras and other related equipment. In some cases, these competitors may have a competitive advantage based upon their ability to bundle their equipment in certain large system sales.

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

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from legislation requiring companies to evaluate financial controls under Section 404 of the Sarbanes-Oxley Act of 2002.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2005. We have prepared an internal plan of action for compliance with the requirements of Section 404, which includes a timeline and scheduled activities. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2004 we did not hold any short-term investments that would be exposed to market risk from adverse movements in interest rates.

We have approximately $439,000 in Euro-denominated short- and long-term debt resulting from acquisition of COMO. The average interest rate applicable to these debt obligations is 8%.

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

There was no change in Focus’ internal control over financial reporting that occurred during Focus’ third fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, Focus’ internal control over financial reporting.

Focus will be required to evaluate its internal controls over financial reporting in 2005 and expects to incur significant costs in meeting the requirements. At this time, however, it is not possible to estimate the actual amounts.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

From time to time, Focus is party to certain other claims and legal proceedings that arise in the ordinary course of business of which, in the opinion of management, do not have a material adverse effect on Focus’ financial position or results of operation.

Item 2.	Changes in securities

(a) to (e) None.

Item 3.	Defaults upon senior securities

None.

Item 4.	Submission of matters to a vote of security holders

None.

Item 5.	Other information

None.

Item 6.	Exhibits and reports on Form 8-K.

(a) Exhibits

Exhibit 31.1 - Rule 13a-14(a) Certification of CEO
Exhibit 31.2 - Rule 13a-14(a) Certification of CFO
Exhibit 32.1 - CEO 906 Certification
Exhibit 32.2 - CFO 906 Certification

(b) Reports on Form 8-K

On July 20, 2004, Focus filed an amendment to an 8-K filed on June 2, 2004 to incorporate historical financial statements of Visual Circuits Corporation. On May 28, 2004, Focus completed the acquisition of substantially all of the assets and certain liabilities of Visual Circuits Corporation pursuant to an Agreement and Plan of Reorganization.

On August 6, 2004, Focus filed an 8-K discussing its results of operations for the three months ended June, 2004 and to announce that at its Annual Stockholder's Meeting, N. William Jasper, Jr. and Carl E. Berg were elected as directors to serve until 2007 and that the Stockholders passed the following proposals:

- Approval of the Focus Enhancements Inc. 2004 Stock Incentive Plan; and

- The ratification of Deloitte & Touche, LLP as Focus’ independent registered public accounting firm for the year ending December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 2004	Focus Enhancements, Inc.
Date	Registrant

By:/s/ Brett A. Moyer
Brett A. Moyer
Chief Executive Officer and President
(Principal Executive Officer)

By:/s/ Gary L. Williams
Gary L. Williams
Vice President of Finance, Chief Financial Officer
(Principal Accounting Officer)

