Form 10-K
period 2004-12-31
FOCUS ENHANCEMENTS INC
filed 2005-03-15
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004, or

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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes: ☐ No: ☒

Based on the closing sales price as of June 30, 2004, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $73.3 million.

As of March 9, 2005, there were 59.9 million shares of common stock outstanding.

Documents Incorporated by Reference: None.

Part I

Item 1. Business

Forward-Looking Statements

Some of the statements contained or incorporated by reference in this Report, including those relating to our strategy and other statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions, are forward-looking statements within the meaning of Section 21E of the Exchange Act. These statements are not historical facts but instead represent only the Company’s expectations, estimates and projections regarding future events. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, the factors discussed in “Risk Factors” found elsewhere in this Report. The nature of our business makes predicting the future trends of revenues difficult. Caution should be used when extrapolating historical results to future periods.

Our actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any such forward-looking statements and, accordingly, readers are cautioned not to place undue reliance on such statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

General

Incorporated in 1992, we develop and market proprietary video technology in two areas: semiconductors and video systems. We market our products globally to original equipment manufacturers (“OEMs”), and dealers and distributors in the consumer and professional channels. Our semiconductor products include several series of Application Specific Integrated Circuits (ASICs), which process digital and analog video to be used with televisions, computer motherboards, graphics cards, video conferencing systems, Internet TV, media center and interactive TV applications. We market our ASICs through semiconductor distribution channels. Our system products are designed to provide solutions in PC-to-TV scan conversion, video presentation, digital-video (“DV”) conversion, video production and home theater markets. We market our system products through both consumer and professional channels. Our consumer and production system products include video scan converters, video mixers, character generators, DV direct-to-disk digital video recorders, MPEG recorders and file format conversion tools. Our digital asset management system products include network-based video servers, long-duration program monitors and capture/playout components. Our digital signage and retail media solutions products include standard and high definition MPEG players, servers and associated control software.

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

In January of 2001, we completed our merger with Videonics, Inc. (“Videonics”), a leading designer of affordable, high-quality, digital video post-production equipment, developed and marketed products for the expanding markets of Internet production and streaming, desktop video editing and video presentations. Following the merger, we took advantage of the complementary strategic fit of the businesses to build attractively priced digital video solutions for an expanded customer base. After the merger, we put in place a new management team and executed a restructuring plan, which significantly reduced our post-merger staffing in the areas of operations, marketing, customer support and finance. In September 2002, we closed our facility in Chelmsford, Massachusetts, and Brett Moyer, our former Chief Operating Officer, moved from Chelmsford to Campbell, California, to accept the role as Focus’ President and Chief Executive Officer.

In February of, 2004, we completed the acquisition of COMO Computer & Motion GmbH (“COMO”), located in Kiel, Germany, pursuant to which COMO became a wholly-owned subsidiary of Focus. Founded in 1990 and incorporated in Germany, COMO develops, manufactures and distributes digital video solutions. The acquisition should enable us to add new features to our video technology product line, including MPEG encoding, content storage and digital asset management, and will provide the presence of an office in Germany, thereby facilitating support of our European distributors and customers.

In May of 2004, we acquired substantially all the assets and assumed certain liabilities of Visual Circuits Corporation (“Visual Circuits”) pursuant to an Agreement and Plan of Reorganization. Founded in 1991, Visual Circuits is a manufacturer and developer of integrated hardware, software and network products. These products are used in digital signage and enterprise media installations to manage, schedule, distribute, store and present digital media.

Our corporate offices are located at 1370 Dell Avenue, Campbell, CA 95008-6604 and our Semiconductor Group is located at 22867 Northwest Bennett Rd., Hillsboro, Oregon 97124. Focus’ general telephone number is (408) 866-8300, and our Worldwide Web address is http://www.Focusinfo.com. Information contained on the Web site is not part of this document.

Business Strategy

We currently derive revenue from digital media-related systems and semiconductor products. While we believe that the semiconductor market offers the best potential for future growth, we also recognize our digital media-related systems products remain an important and substantial contributor to our growth. Our systems products provide digital asset management, digital signage and video production for consumers and professional broadcast studios and for industrial applications. According to surveys by iSuppli/Stanford Resources and Frost & Sullivan, the digital signage market and digital asset management market, respectively, which we entered through acquisitions in 2004, are expected to experience 20-30 percent growth over the next five years.

Although the video production market is not experiencing the growth rates of digital signage and digital asset management, it is actively going through a standard definition to high definition transition, as well as experiencing changes to file and distribution formats. We expect to announce and demonstrate high definition support for video production products and digital asset management products in 2005.

Our semiconductor products target the cable, Internet appliance, gaming and home entertainment industries and consist of ASIC chips used for PC-to-TV conversion by PC’s, graphics cards, set top boxes, and media and internet appliances. In 2004, our Semiconductor group focused on the continued development of an Ultra Wideband chip (“UWB”) design. We expect wireless home media to be the first market we target with our UWB chips, as this is the leading application of high-bandwidth wireless chips. We plan to continue our marketing efforts and vigorously pursue the semiconductor market for its technology in 2005, building on our existing business in the TV, PC, Video Conferencing and Internet appliance markets. We also expect to concentrate our marketing efforts toward those OEMs that dominate their respective markets and that have the manufacturing, sales and distribution networks in place to capitalize on the forecasted growth for the TV-to-PC convergence products over the next five years.

Beginning in mid 2002, we began research and development efforts on developing UWB technology for use in transmitting wireless video. UWB is a radio technology that permits very high speed transmission of data over short distances.  We are a founding member of the Multiband OFDM Alliance (MBOA), which announced the formation of the MBOA Special Interest Group at the Intel Developer Forum on February 18, 2004. We intend to develop chips and system products for this emerging market. We anticipate that we will continue to invest a significant amount of our research and development efforts in UWB technology in 2005. Based on our current development activities, we anticipate being ready to accept orders for production quality UWB chips late in the second half of 2005.

Our Products

We market two distinctive product lines: semiconductors and video system products. Our digital media-related system products (professional and consumer) target video production, digital asset management, scan conversion applications and digital signage and our semiconductor products target the video convergence market.

Semiconductor Products

Our ASIC chips are custom designed for a specific application rather than a general-purpose chip like a microprocessor.  The use of ASIC chips improves performance over general-purpose CPUs, because the chips are “hardwired” to do a specific job.  Our products provide solutions for customers who need high quality digital images on a television screen.  The PC-to-TV video convergence market exists as a result of incompatibility between a PC’s progressive scan image and a TV’s interlace image. Our ASIC products include the FS400, FS450, FS453/4, FS455-6 and FS460 series used for scaling, mixing, blending, scan conversion, Internet TV and interactive TV applications.  These chips, due to their features and applicability, are used in many of our consumer systems products.  The following is a listing of the many applications for our chips:

Media Centers and Portable Media Players

Gaming Consoles

Graphic Design and Animation Hardware

Information Appliances

Interactive Home Entertainment

Interactive Television

PC Video Out (TV-Ready PC’s)

Point of Sales Terminals

Set Top Boxes

Videoconferencing Systems

Television Broadcast and Video Design

Video Kiosks

Web Appliances

Automotive Video and GPS Systems

The wide expanse of applications for our semiconductor products provides us with the opportunity to grow our business.

In early 1999, we introduced our fourth generation proprietary NTSC/PAL digital video co-processor technology to designers of video and large display monitor products. Our FS400 series of ASICs has patented designs that dramatically improve video quality while reducing costs for the manufacturer. Our consumer electronics product line marketed under the TView brand uses the FS400 ASIC chip. The chips are marketed to manufacturers of video-conferencing equipment and commercial television OEMs.

We began shipping the FS450, an advanced PC-to-TV co-processor, to OEM customers in May of 2000. The FS450 chip incorporates a broadcast quality encoder and programmable, flat, artifact-free scaling and an advanced 2D-flicker filter.  The FS450 is targeted for Internet set-top boxes, Cable/DVD Player set-top boxes, Internet appliances, graphic cards and laptops.

In May of 2001, we launched the FS460, our second ASIC chip co-developed with Intel.  This ASIC was designed for Multimedia Gateways and Interactive TV applications.  It allows our customers to build products that merge computer generated graphics with up to two other independent video sources into one television signal. This allows products with interactive buttons to overlay video, for PIP (picture in picture) and Program guide information to simultaneously exist on the video screen, or to play games while maintaining internet access and monitoring video. The chip allows user interaction with on-screen content for applications such as advanced Interactive TV, web surfing, online games and e-commerce. The chip supports the European MHP standard, and is a cost-effective solution for use with Intel architecture. The FS460 complements Intel’s graphic systems and is supported by the Intel 810, 815 and certain future graphic chip-sets and is compatible with Intel Celeron processors, Intel Pentium III processors and Intel Pentium IV processors.

In August of 2002, we announced the FS454. The FS454 was designed for use in the Microsoft Xbox. Microsoft funded $2.1 million for the development of the FS454. In July of 2003, we began production shipments of the FS454 to Microsoft, to meet Microsoft’s Xbox peak production period. Although we continued shipments in 2004, shipments were at significantly reduced levels when compared to the third and fourth quarters of 2003. Shipments of the FS454 in 2004 and 2003, which were primarily to Microsoft, represented 10% and 37%, respectively, of our total net revenues for those years. In addition to compatibility with the Microsoft Xbox, the FS454 has broad applications in other products that need TV-Out, such as PC’s, media centers and media adaptors. The chip provides normal TV and HDTV outputs, has a small footprint, and has low power consumption.

In July 2004, we began sampling the FS455. The FS455 uses the same technology as the FS454, but in a smaller (7mm x 7mm) ball grid array (“BGA”) package, which is best suited for applications where space is critical. Applications that can potentially use the FS455 include portable phones, PDAs and other small, portable devices.

System Products

Our systems product line includes products in four main categories:

•                  Video Production;

•                  Digital Asset Management;

•                  Consumer; and

•                  Digital Signage.

Each of the above product lines has specific market segment focus, but together our products offer a broad range of digital video solutions for the specialized video consumer, videographer and broadcast professional. Specific product functionality includes recording video to disk, character generating, digital video mixing, digital video file conversion, encoding, playout, presentation, and rich media management. Our products are sold through a network of national and international distributors in more than 90 countries worldwide.

Video Production.  FireStoreTM, is the first direct to disk recorder that can format the digital video format into an instantly editable format for all major editing programs and record this to a standard IEEE-1394 computer hard drive at the time of acquisition. During 2003, we broadened the FireStore product line. In August 2003, we introduced the camera-mounted FireStore FS-3, and the FireStore DRDV-5000 variation, which we manufacture for JVC Corporation. In September 2003 we acquired the intangible assets of DVUnlimited, a small Hungarian company, to assimilate their digital video file conversion programs into the FireStore line, as a suite of utility software. In April 2004 we began shipping another model, FireStore FS-2 Studio DTE recorder.  Post-acquisition intermediate steps in the video production process are served by our MX-4TM family of digital video mixers and our TitleMaker video titling products.

Digital Asset Management.  Our ProxSysTM family of digital asset management products, acquired in connection with our acquisition of COMO, allow customers to upload, store, search, and playout media and media-related data. ProxSys is sold through system integrators, primarily targeting Education, Post Production, Health, Legal, and Corporate applications.  Components of the ProxSys family include, capture, 24/7 playout, storage, conversion, and 24/7 channel monitoring.

Consumer Products. TViewTM, our consumer line of scan converters, builds on PC-to-TV convergence technology. The TView products, which are sub-categorized Gold, Silver and Micro for performance and description, and turn any standard television into a large screen computer display. The product line targets presenters, educators, trainers and the rapidly expanding gamers market. The iTView Mac targets users of Apple’s iMac and eMac. The majority of the products in the consumer line integrate the core technology provided by our FS400 family of Semiconductors. The TView Gold product accepts computer desktop resolutions up to 1600x1280 at millions of colors on both Window and Mac platforms. Much like the professional products, the TView line is offered in multiple forms including a portable version for mobile users.

Digital Signage. With our family of products resulting from the acquisition of Visual Circuits, customers can manage, distribute, and present standard and high definition video and graphics over networks using media servers and players and control software. Customers range from single channel solutions to enterprise-sized deployments that involve hundreds of locations and channels. The family includes our MantisTM HD MPEG players, FireFlyTM SD MPEG players, and Media MessengerTM control software.

Research and Development

We continue to invest heavily in research and development. Of the $8.6 million invested on research and development in 2004, approximately 54% was spent on our UWB chip development and support activities, with the remainder to support new products for the video production, digital signage and digital asset management markets.

Intellectual Property and Proprietary Rights

As of December 31, 2004, we held six patents and four pending applications, one of which combined five previous provisional patent applications, in the United States. Certain of these patents have also been filed and issued in countries outside the United States. We treat our technical data as confidential and rely on internal non-disclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect our proprietary information.  There can be no assurance that these measures will adequately protect the confidentiality of our proprietary information or prove valuable in light of future technological developments.

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

Because of the rapid pace of technological innovation in our markets, we believe that our success must generally rely upon the creative skills and experience of our employees, the frequency of new product offerings and enhancements, product pricing and performance features, a diversified marketing strategy and the quality and reliability of support services.

Marketing and Sales

As with most electronic equipment manufacturers, we launch new technologies at industry conferences such as the International Consumer Electronics Show and the National Association of Broadcasters Expo. In addition to attending these events, we also visit major conferences in our target markets.  It is our experience that attendance at these conferences adds to our name recognition and market acceptance.

Distribution

In the United States and Canada, we market and sell our products through the following channels:

•                  national resellers such as Micro Center, Fry’s Electronics, and J&R Music World;

•                  national distributors such as Ingram Micro, D&H Distributing and DBL Distributing;

•                  third party mail order resellers such as B&H Photo and CDW;

•                  video Value Added Resellers (“VARs”) for ProAV Products;

•                  direct to our customers via our Web site;

•                  direct to our semiconductor customers, and

•                  sales through OEM relationships.

Internationally, our products are sold directly to certain large semiconductor customers, resellers, independent mail order companies and system and semiconductor distributors in numerous countries, including France, the United Kingdom, Scandinavia, Germany, Switzerland, Italy, Australia, Mexico, Japan, Taiwan, Hong Kong, China, Singapore and the Republic of Korea.

Customer Support

We believe that our future success will depend, in part, upon the continued strength of our customer relationships. In an effort to ensure customer satisfaction, we currently provide customer service and technical support through a five-days-per-week “hot line” telephone service. We use 800 telephone numbers for customer service and a local telephone number for technical support for which the customer pays the phone charge. The customer service and support lines are currently staffed by technicians who provide advice free of charge to ensure customer satisfaction and obtain valuable feedback on new product concepts. In order to educate our telephone support personnel, we periodically conduct in-house training programs and seminars on new products and technology advances in the industry. For selected professional products, we offer 24/7 support “hot lines”.

We offer this same level of support for our entire domestic market including direct market customers who purchase our products through computer superstores or system integrators. Internationally, we also provide technical support to international resellers and distributors who, in turn, give local support to their customers.

We provide customers with a 90-day to three-year warranty on all products and will repair or replace a defective product under warranty coverage. The majority of defective product returns are repaired or replaced and returned to customers within 10 business days. In addition, we sell extended warranty and enhanced warranty services.

Our semiconductor group provides application support to its customers through its own application engineers located in the United States and in Taiwan, as well as through application engineers employed by our representatives and distributors.

Competition

The video technology market is intensely competitive and certain channels are characterized by rapid technological innovations. At times this has resulted in new product introductions over relatively short time periods with frequent advances in price/performance ratios. Competitive factors in these markets include product performance, functionality, product quality and reliability, as well as volume pricing discounts, customer service, customer support, marketing capability, corporate reputation, brand recognition and increases in relative price/performance ratios for products serving these markets.

In the PC-to-TV scan converter market, our biggest competitor is AverMedia Technologies. In the video graphic integrated circuits market, we compete with Conexant Systems Inc., Philips Electronics, and Chrontel Inc. In the UWB space, we are competing with numerous vendors including Freescale Semiconductor Inc., Alereon Inc., Wisair and Staccato Communications, Inc.

Our system products compete for market share with the following companies in the following markets:

•      Video production - Datavideo and Editrol;

•      Digital asset management - Maestrovision, Celerity, Alienbrain and Canopus;

•      Consumer products - AverMedia Technologies, Inc. and ADS Technologies, Inc.; and

•      Digital signage - Enseo, Inc., Electronsonic and Sony Corporation.

Some of our competitors have greater technical and capital resources, more marketing experience, and larger research and development staffs than we have in the video graphic integrated circuits market. With an aggressive effort, our competitors could severely affect our business.

We believe that we compete favorably on the basis of product quality and technical benefits and features. We also believe we provide competitive pricing, quality, extended warranty coverage, and strong customer relationships, including selling, servicing and after-market support for our finished products. However, there can be no assurance that we will be able to compete successfully in the future against existing companies or new entrants to the marketplace.

Manufacturing

We rely on subcontractors who operate under two different models in the process of manufacturing our systems products.  The first subcontractor type utilizes components that we purchase and then send to the manufacturer who in turn manufactures and tests board level subassemblies. The products that incorporate these subassemblies are completed, tested and distributed at our facility in Campbell, California. This model provides for higher margin and control in a lower volume product.

The second subcontractor type builds the entire product as designed and specified by us for a fixed price. This is considered a turnkey manufacturer. The turnkey house is responsible for component procurement, board level assembly, product assembly, quality control testing and final pack-out. In addition, some board level assembly and testing for low volume products is purchased through these turnkey houses. For certain commercial PC-to-TV video conversion products, turnkey manufacturers ship directly to the OEM customer and forward shipping information to us for billing. Non-turnkey manufacturing for system products is subcontracted to a company located in Mexico.

Our three turnkey manufacturers accounted for approximately 54% of our product manufacturing capabilities in 2004.  One manufacturer, based in Taiwan, supplies set top box finished products. A manufacturer in Korea provides 100% of our ASIC production. Under the turnkey model, quality control is maintained through standardized quality assurance practices at the build site and random testing of finished products as they arrive at our fulfillment center. Management believes that the turnkey model is appropriate to our higher-volume products, and that it helps us to lower inventory and staff requirements, maintain better quality control and product flexibility, achieve higher product turns and improve cash flow.

All customer returns are processed through our fulfillment center. Upon receipt of a returned product, a technician tests the product to diagnose the problem. If a product is found to be defective, the unit is either returned to the turnkey subcontractor for rework and repair or is repaired by us and returned to the customer. The majority of defective product returns are repaired or replaced and returned to customers usually within ten business days.

Personnel

As of December 31, 2004, we employed 126 people on a full-time basis, of whom 24 are in operations, 28 in sales and marketing, 61 are in research and development and 13 in finance and administration.

Backlog

At December 31, 2004, we had a backlog of approximately $1.5 million for products ordered by customers as compared to a backlog of $1.1 million at December 31, 2003. We do not believe backlog for products ordered by customers is a meaningful indicator of sales that can be expected for a particular time period since the order patterns of our customers in the past have demonstrated that backlog is episodic.

Item 2.  Properties

Property Location and Primary Use	Lease Expires	Square Feet	Monthly Rent
1370 Dell Avenue Campbell, California Corporate Headquarters (Manufacturing, Sales, R&D, Marketing, Customer Support, Administration)	December 31, 2007	27,500	$22,000
2 Milliston Rd. Millis, Massachusetts Systems R&D	January 31, 2006	1,000	$950
5155 E. River Rd. Fridley, Minnesota Systems R&D and Customer Support	December 31, 2007	8,609	$5,970
250 Village Sq. Orinda, California R&D	January 31, 2006	500	$1,575
22867 N.W. Bennett St. Hillsboro, Oregon Semiconductor R&D, Marketing, Customer Support and Sales	December 31, 2009	15,295	$11,471
Lise-Meitner Strasse 15 D-24223 Raisdorf, Germany COMO Headquarters (Manufacturing, Sales, R&D, Marketing, Customer Support, Administration)	December 31, 2007	5,990	$5,623
6F-16, No. 6, Lane 180, Sec. 6, Mincyuan E. Road Neihu District, Taipei City 114, Taiwan Semiconductor Sales and Customer Support	September 31, 2005	1,440	$1,250

We believe that our existing facilities are adequate to meet current requirements and that additional space, if needed, can be readily obtained on comparable terms.

Item 3. Legal Proceedings

From time-to-time, we are party to certain other claims and legal proceedings that arise in the ordinary course of business of which, in the opinion of management, do not have a material adverse effect on our financial position or results of operation.

Item 4. Submission Of Matters To A Vote Of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of 2004.

Part II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

(a)  Trading in our common stock commenced on May 25, 1993 when we completed our initial public offering.  Since that time our common stock traded principally on the Nasdaq SmallCap Market under the symbol “FCSE”. The prices per share reflected in the following table represent the range of high and low closing prices for the quarters indicated. The closing price of our common stock on the Nasdaq SmallCap Market on March 9, 2005 was $1.06 per share.

	Common Stock
	High Bid	Low Bid
2004 Quotations
Fourth Quarter	$1.48	$1.00
Third Quarter	1.54	1.04
Second Quarter	1.94	1.35
First Quarter	2.87	1.37

2003 Quotations
Fourth Quarter	$4.20	$1.85
Third Quarter	2.75	1.30
Second Quarter	1.46	0.60
First Quarter	1.35	0.50

As of March 9, 2005, Focus had approximately 390 holders of record and 59,915,536 shares of common stock outstanding on that date. As of March 9, 2005, approximately 9,000 stockholders held Focus voting common stock in street name. It is not possible to determine the actual number of beneficial owners who may be the underlying holders of such shares.

We have not declared nor paid any cash dividends on our common stock since our inception. We intend to retain future earnings, if any, for use in our business.

For information on equity compensation plans, see “Item 11. Executive Compensation - Existing Equity Compensation Plan Information”

(b)  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation - Stock Issuances,” for a description of securities we sold during 2004 pursuant to one or more exemptions from registration under the Securities Act of 1933, as amended.

Except as indicated therein, we relied on one or more exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”), for each of the foregoing transactions, including without limitation the exemption provided by Section 4(2) of the Securities Act. We used all of the net cash proceeds raised by the sale of unregistered securities for working capital.

(c)  We did not repurchase any securities during the year ended December 31, 2004.

Item 6.  Selected Financial Data

The following table presents selected historical financial data of Focus for the periods indicated. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information of Focus in this Form 10-K.

	As of or years ended December 31,
(In thousands, except per-share data)	2004	2003	2002	2001	2000
Statement of Operations Data:
Net revenues	$20,015	$26,575	$17,312	$23,308	$15,233
Cost of revenues	13,514	17,477	11,354	15,216	14,125
Gross profit	6,501	9,098	5,958	8,092	1,108
Total operating expenses	17,681	10,840	11,702	14,451	10,801
Loss from operations	(11,180)	(1,742)	(5,744)	(6,359)	(9,693)
Net loss	$(10,985)	$(1,698)	$(5,957)	$(6,658)	$(12,029)

Balance Sheet Data:
Total Assets	$27,325	$16,100	$12,034	$18,097	$9,781
Long-term debt and capital lease	174	3,867	3,868	4,057	2,528
Total liabilities	6,007	8,148	7,790	12,384	10,198
Accumulated deficit	(74,006)	(63,021)	(61,323)	(55,366)	(48,708)
Total stockholders’ equity (deficit)	$21,318	7,952	4,244	5,713	$(417)

Per-Share Data:
Net loss	$(0.22)	$(0.04)	$(0.17)	$(0.21)	$(0.48)
Net book value per share	$0.43	$0.19	$0.11	$0.17	$(0.02)
Weighted average common and common equivalent shares	50,078	39,121	35,697	31,702	25,225

Certain amounts in prior years have been reclassified to conform to the current presentation, including the reclassification of amortization of capitalized software development costs and developed technology associated with software products from operating expenses to cost of revenue. Such amounts reclassified for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 were $149,000, $49,000, $339,000, $379,000 and $2.3 million, respectively.

A number of items affect the comparability of selected financial information as discussed below:

•                  The results of operations for the year ended December 31, 2004 include the results of COMO and Visual Circuits from the dates of the respective acquisitions and also include a charge of $300,000 for in-process research and development expense associated with the acquisition of Visual Circuits.

•                  The results of operations for the year ended December 31, 2001 include the results of Videonics from the date of acquisition and include a charge of $505,000 for in-process research and development expense associated such acquisition.

•                  The results of operations for the year ended December 31, 2000 include the following:

•                  $2.3 million charge in cost of revenue for the write-down of capitalized software;

•                  $1.5 million charge in cost of revenue for inventory obsolescence charges;

•                  $594,000 of legal and accounting fees in operating expenses associated for a special investigation;

•                  $724,000 of restructuring expense in operating expenses for closure of Focus’ Morgan Hill facility; and

•                  $2.1 million for a legal judgment expense included in operating expenses.

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

In particular, statements contained in this document that are not historical facts (including, but not limited to, statements concerning anticipated revenues, anticipated operating expense levels, potential new products and orders, and such expense levels relative to our total revenues) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements.  Factors that may cause such differences include, without limitation, the availability of capital to fund our future cash needs, reliance on major customers, history of operating losses, market acceptance of our products, technological obsolescence, competition, successful integration of acquisitions, component supply problems, protection of proprietary information, the unpredictability of costs to develop new technologies, as well as the accuracy of our internal estimates of revenue and operating expense levels.  For a discussion of these factors and some of the factors that might cause such a difference see also “ Risk Factors.”  These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We do not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to contract revenues, customer programs and incentives, product returns, accounts receivable allowances, inventory valuation allowances, warranty accruals, deferred tax asset valuation allowances, recoverability of capitalized software development costs, the value of equity instruments issued for services, the recoverability of goodwill and other intangibles related to acquisitions, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. We record estimated reductions to revenue for product returns based primarily on historical return rates, return policies and price protection arrangements. In addition, we sometimes accept returns for stock balancing and negotiate accommodations to customers, which includes price discounts, credits and returns, when demand for specific products falls below expectations. If market conditions were to decline, we could experience an increase in the volume of returns. However, only a limited number of consumer channel distributors have return rights. In connection with these agreements, distributors may return or exchange slow moving inventory held by that distributor. However, these return rights are limited to 25% of the customer’s prior quarter purchases. We recognize contract revenue and profit as work progresses on long-term, fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We use this method since reasonably dependable estimates of the revenue and costs applicable to various stages of the contract can be made. Recognized revenues and profit are subject to revisions as a contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision became known.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We assess collectibility based on a number of factors, including credit-worthiness and past transaction history with the customer. Although collateral is generally not requested, in certain situations we will require confirmed letters of credit or cash in advance of shipping to our customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability would be required.

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

Our business acquisitions have resulted in goodwill and other intangible assets, which affect the possible future impairment expense that we may incur, and in the case of intangible assets, the amount of future period amortization expense. In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We performed our annual impairment assessment of goodwill and intangible assets in the fourth quarter of 2004.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

RESULTS OF OPERATIONS

Overview

The 2004 year was a year of substantial product investment. Our systems group introduced nine new products during the year, including new versions of our MX series of video mixers and FireStore Direct To Edit recorders. We also made two acquisitions. We acquired COMO, located in Kiel, Germany, in February 2004 enabling us to establish a European sales and support office. In addition to COMO’s complementary video production products, COMO’s line of digital asset management products has enabled us to enter the professional video production storage and retrieval market. In May 2004, we acquired the assets of Visual Circuits, located in Minneapolis, Minnesota, to enter the digital signage market. We hope to couple both added capabilities with our extensive distribution channels.

Our semiconductor group continued to add customers for our extensive offering of scan conversion chips, including those in the set-top box market, as well as for new markets such as portable phones and DVD players. However, the majority of our semiconductors group’s resources were directed and invested in the development of our UWB technology. The semiconductor group increased its staffing by 16 employees from the year ended December 31, 2003 in connection with its work on UWB. The group also entered into development arrangements with various companies to assist with the design and manufacture of our UWB chips. As such, our semiconductor’s research and development expenses increased $2.3 million, or 99%, from 2003. Additionally, we purchased $1.0 million of property and equipment, compared to only $122,000 in 2003, related primarily to support our UWB development.

During 2004, sales of our FS454, which were primarily to Microsoft, decreased approximately $8.0 million to $1.9 million, compared to $9.9 million in the year ended 2003. This significant decrease in revenue combined with our continued significant investment in research and development, primarily UWB, resulted in a net loss of $11.0 million. As a result of these and other factors, we are not yet profitable. Therefore, during the year 2004 we raised net proceeds of $10.7 million through the issuance of common stock in private placements to various non-affiliated investors. In addition, we secured an accounts receivable-based line of credit under which we can borrow up to $4 million. Although we ended 2004 with cash and cash equivalents of $3.4 million, we will require additional funds during 2005 in order to meet all currently planned expenditures.

Year ended December 31, 2004 compared to year ended December 31, 2003

Net revenue

	Years ended December 31,		Increase/	% increase/
(Dollars in thousands)	2004	2003	(decrease)	- decrease

System products	$16,553	$13,986	$2,567	18.4%
Semiconductor products	3,462	12,589	(9,127)	-72.5%

	$20,015	$26,575	$(6,560)	-24.7%

Revenue for the year ended December 31, 2004 was $20.0 million, a decrease of $6.6 million compared with the year ended December 31, 2003.

For the year ended December 31, 2004, sales of system products were approximately $16.6 million compared to $14.0 million for the year ended December 31, 2003, an increase of $2.6 million. This increase in sales of our systems products mainly reflects sales of products of approximately $6.8 million resulting from the acquisitions of COMO in February 2004 and Visual Circuits in May 2004, as well as the introduction of new products, including new variations of FireStore, partially offset by a decrease in sales of our consumer scan conversion and mixer products. Revenue from mixer product sales has been trending lower from previous years as video enthusiasts move from stand-alone editing systems to computer based or non-linear editing systems. Also contributing to the decrease in mixer revenue in 2004 was the discontinuation of third party components and our inability to redesign our product in a timely manner. These delays resulted in periods during the third and fourth quarters of 2004 when we were without certain mixer products. By January 2005, we had redesigned and were shipping two new mixer products, thereby replacing the two previously discontinued mixer products. Our consumer scan conversion product sales have decreased as an increasing number of personal computers and televisions now incorporate scan conversion technology.

Sales of semiconductor products to distributors and OEM customers were approximately $3.5 million in the year ended December 31, 2004, compared to $12.6 million for 2003. The $9.1 million decrease in sales of semiconductor products mainly reflects significantly reduced sales of our FS454 chip to Microsoft, which was for use in Microsoft’s Xbox. In January 2004, Microsoft ceased placing significant orders for our FS454 product. Shipments of the FS454, which were primarily to Microsoft, represented 10% and 37% of our total revenues for the years ended December 31, 2004 and 2003, respectively.

At December 31, 2004, we had a backlog of approximately $1.5 million for products ordered by customers, compared to a backlog of $1.1 million at December 31, 2003. The increase between December 31, 2004 and December 31, 2003 reflects orders for our digital video mixer and portable FireStore product, offset by decreased orders of our FS454 chip.

Gross margin

	Years ended December 31,
(Dollars in thousands)	2004	2003	Decrease

Gross margin	$6,501	$9,098	$(2,597)

Gross margin rate	32.5%	34.2%	-1.7%

Our gross margin rate for year ended December 31, 2004 decreased by 1.7 percentage points to 32.5% from 34.2% in the year ended December 31, 2003.

This decrease in the gross margin rate reflects an increase in write-downs for excess and obsolete inventory of $498,000 in 2004 compared to 2003, a charge of $222,000 associated with the subsequent sale of COMO and Visual Circuits inventory that was increased to fair value upon acquisition, amortization of developed technology of $113,000 from the acquisitions of COMO and Visual Circuits in 2004 and an accrual of $100,000 for a royalty payment based on the achievement of certain sales volumes. These factors were partially offset by the lower amount of Microsoft business in 2004 compared to 2003, which was at below average gross margin. Sales to Microsoft were made at a gross profit margin percentage of less than 30%, primarily as a result of volume discounts provided.

Operating expenses

	Years ended December 31,
	2004		2003		Increase
(Dollars in thousands)		% of revenue		% of revenue		% of revenue

Sales, marketing and support	$4,853	24.2%	$4,313	16.2%	$540	8.0%
General and administrative	3,110	15.5%	1,751	6.6%	1,359	8.9%
Research and development	8,558	42.8%	4,277	16.1%	4,281	26.7%
Amortization of intangible assets	860	4.3%	528	2.0%	332	2.3%
In-process research and development	300	1.5%	—	0.0%	300	1.5%
Restructuring expense (recovery)	—	0.0%	(29)	-0.1%	29	0.1%

	$17,681	88.3%	$10,840	40.8%	$6,841	47.5%

Sales, marketing and support

Sales, marketing and support expenses for year ended December 31, 2004 were $4.9 million, compared to $4.3 million for the year ended December 31, 2003, an increase of $540,000.

The increase in sales, marketing and support expenses reflects an increase in personnel and personnel-related costs of $641,000, resulting mainly from the addition of five employees, primarily from the acquisitions of COMO and Visual Circuits in February and May of 2004, respectively, partially offset by a decrease in advertising expenditures of $83,000.

General and administrative

General and administrative expenses for the year ended December 31, 2004 were $3.1 million, compared to $1.8 million for the year ended December 31, 2003, an increase of $1.3 million.

The increase in general and administrative expenses was mainly due to an increase in personnel and personnel-related costs of $755,000, mainly reflecting additional headcount of five employees, primarily associated with the acquisitions of COMO and Visual Circuits, and a change in classification of certain personnel from research and development in 2003 to administrative roles in 2004, which amount was $284,000 in 2004. Also contributing to the increase in general and administrative expenses for the year ended December 31, 2004 were increases in public relations expenses of $100,000 and accounting and auditing fees of $175,000.

Research and development

Research and development expenses for the year ended December 31, 2004 were $8.6 million, compared to $4.3 million for the year ended December 31, 2003, an increase of $4.3 million.

The increase in research and development expenses mainly reflects additional headcount of 36 employees, and associated expenditure, related to our investment in UWB technology and acquisitions of COMO and Visual Circuits in February and May of 2004, respectively. This increase in our investment in UWB technology was the primary factor that resulted in our Semiconductor Business increasing its research and development spending to $4.7 million for 2004 compared to $2.3 million for 2003. We will need significant additional capital to continue to fund the development of this technology - see Note 2, “Management’s Plans”. These increases in research and development expenses were partially offset by a change in classification of certain personnel year-over-year from research and development in 2003 to administrative roles in 2004.

Amortization

Amortization expense for year ended December 31, 2004 was $860,000, an increase of $332,000 from $528,000 for the year ended December 31, 2003. The increase in amortization expense reflects additional amortization expense associated with the intangible assets that resulted from the acquisitions of COMO in February 2004 and Visual Circuits in May 2004. This additional amortization expense was partially offset by the completion of amortization on certain intangible assets in 2003.

Restructuring Expense

For the year ended December 31, 2003, we reduced our restructuring expense accrual by $29,000 as we were able to settle amounts due on the closure of our facility in Chelmsford, Massachusetts, for an amount less than originally estimated.

Interest expense, net and Other income (expense), net

	Years ended December 31,
(Dollars in thousands)	2004	2003	Decrease	% decrease

Interest expense, net	$(80)	$(193)	$(113)	-58.5%

Other income	$17	$239	(222)
Other expense	(24)	—	(24)
Other income (expense), net	$(7)	$239	$(246)	-102.9%

Net interest expense for the year ended December 31, 2004 was $80,000, compared to $193,000 for the year ended December 31, 2003, a decrease of $113,000. The decrease in net interest expense is primarily attributable to lower interest rates and the conversion in March 2004 of convertible promissory notes into common and preferred stock, partially offset by interest expense associated with the notes payable and line of credit assumed with the acquisition of COMO in February 2004.

Other income for the year ended December 31, 2003 was primarily attributable to the settlement of debts for less than original amounts accrued for various trade vendor obligations that were incurred prior to the year of settlement in the normal course of business, or which pertained to liabilities assumed or related to the acquisition of Videonics in 2001. We negotiated these settlements with vendors as a means of reducing our cash outflows.

Tax expense (benefit)

	Years ended December 31,
(Dollars in thousands)	2004	2003

Tax expense (benefit)	$(282)	$2

The $282,000 tax benefit is comprised of a $298,000 tax benefit generated by our foreign subsidiary, COMO, offset by a $16,000 tax provision related to minimum tax payments due within the United States and foreign locations. The $298,000 tax benefit generated by COMO resulted primarily from the tax benefit associated with COMO’s 2004 operating losses and the reduction of a deferred tax liability associated with the amortization of intangible assets.

Year ended December 31, 2003 compared to year ended December 31, 2002

Net revenue

	Years ended December 31,		Increase/	% increase/
(Dollars in thousands)	2003	2002	(decrease)	decrease

System products	$13,986	$14,401	$(415)	-2.9%
Semiconductor products	12,589	2,911	9,678	332.5%

	$26,575	$17,312	$9,263	53.5%

Net revenues for the year ended December 31, 2003 were $26.6 million as compared with $17.3 million for the year ended December 31, 2002, an increase of $9.3 million or 54%.

For the year ended December 31, 2003, net sales of system products (professional and consumer) to distributors, retailers and VAR’s were approximately $14.0 million compared to $14.4 million in 2002, a decrease of $415,000. The decrease between comparison periods is primarily the result of a decrease in sales of our consumer products as a result of reduced educational spending due to budgetary constraints at the state and local level and the discontinuance of sales of certain of our products. Our systems business decreased due to the discontinuance of certain of our older products as a result of obsolete components. This decrease was partially offset by increased sales of our newer product introductions, including FireStore.

For the year ended December 31, 2003, net sales of semiconductor products to distributors and OEM customers, which includes contract revenues, were approximately $12.6 million compared to $2.9 million in 2002, an increase of $9.7 million. This increase in semiconductor sales is primarily attributable to sales of our FS454 semiconductor chip, which were primarily to Microsoft. Sales of our FS454 accounted for approximately $9.9 million or 37% of our total revenue for the year ended December 31, 2003. No such product sales were made to Microsoft in the year ended December 31, 2002. Offsetting the increase in revenues between comparison periods was a decrease in contract revenues of $0.8 million, as we completed the development of an ASIC for Microsoft, which began in June 2001 and finished in June 2002. Under this development contract we recorded total revenues of $2.1 million. In January 2004, we issued a press release indicating that we did not expect further orders from Microsoft with respect to the FS454 chip.

Gross margin

	Years ended December 31,		Increase/
(Dollars in thousands)	2003	2002	(decrease)

Gross margin	$9,098	$5,958	$3,140

Gross margin rate	34.2%	34.4%	-0.2%

Our gross margin rate for year ended December 31, 2003 decreased by 0.2 percentage points from 34.4% to 34.2% in the year ended December 31, 2002.

The decrease in gross margin rate primarily reflects the below average gross margin business we conducted with Microsoft. This customer represented approximately 37% of our revenues for 2003. Sales to this customer were made at a gross profit margin percentage of less than 30%, primarily as a result of volume discounts provided. The decrease in gross margin rate was partially offset by the decrease in amortization of capitalized software expense from $339,000 in the year ended December 31, 2002 to $40,000 in the year ended December 31, 2003.

Operating expenses

	Years ended December 31,
(Dollars in thousands)	2003		2002		Increase/(decrease)
		% of revenue		% of revenue		% of revenue

Sales, marketing and support	$4,313	16.2%	$4,878	28.2%	$(565)	-12.0%
General and administrative	1,751	6.6%	2,103	12.1%	(352)	-5.5%
Research and development	4,277	16.1%	4,022	23.2%	255	-7.1%
Amortization of intangible assets	528	2.0%	603	3.5%	(75)	-1.5%
Restructuring expense (recovery)	(29)	-0.1%	96	0.6%	(125)	-0.7%

	$10,840	40.8%	$11,702	67.6%	$(862)	-26.8%

Sales, marketing and support

Sales, marketing and support expenses were $4.3 million for the year ended December 31, 2003, compared to $4.9 million for the year ended December 31, 2002, a decrease of $565,000.

The decrease in sales, marketing and support expenses was primarily the result of reduced advertising and tradeshow expenses as we reduced our expenses to accommodate our tight cash position.

General and administrative

General and administrative expenses for the year ended December 31, 2003 were $1.8 million, compared to $2.1 million for the year ended December 31, 2002, a decrease of $352,000.

The decrease in general and administrative expense for the year ended December 31, 2003 was primarily attributable to reduced personnel expenditures and consulting expenses. Personnel expenditures were lower year-over-year as our Chief Executive Officer retired in September 2002 and was replaced by our Chief Operating Officer, resulting in reduced executive compensation in 2003. For the year ended December 31, 2002, we incurred moving expenses of approximately $65,000 associated with the relocation of the Chief Operating Officer to California and charges of approximately $238,000 associated with the issuance of warrants in connection with consulting services.

Research and development

Research and development expenses for the year ended December 31, 2003 were approximately $4.3 million, compared to $4.0 million for year ended December 31, 2002, an increase of $255,000.

This increase in research and development expenses was primarily because no engineering work was performed under contract for the year ended December 31, 2003 and, as such, no research and development personnel expenses were allocated from research and development expenses to costs of revenues during such period. For the year ended December 31, 2002, costs related to contract revenues, which included research and development personnel expenses, totaled $499,000.

Amortization

Amortization expense for the year ended December 31, 2003 was $528,000, compared to $603,000 for the year ended December 31, 2002, a decrease of $75,000. The decrease was the result of the completion of amortization on certain intangible assets in 2003.

Restructuring Expense

For the year ended December 31, 2003, we reduced our restructuring expense accrual by $29,000 as we were able to settle amounts due on the closure of our facility in Chelmsford, Massachusetts, for an amount less than originally estimated.

For the year ended December 31, 2002, we recorded restructuring expenses totaling $96,000 related to the closure of our Chelmsford facility. This amount is comprised of the remaining lease obligations and property fees for the Chelmsford facility.

Interest expense, net and Other income, net

	Years ended December 31,		Increase /	% increase/
(Dollars in thousands)	2003	2002	(decrease)	- decrease

Interest expense, net	$(193)	$(244)	$(51)	-20.9%

Other income	$239	$357	(118)
Other expense	—	(336)	336
Other income, net	$239	$21	$218	1038.1%

Net interest expense for the year ended December 31, 2003 was $193,000, compared to $244,000 a decrease of $51,000. The decrease in net interest expense is primarily attributable to lower interest rates and a decrease in debt obligations.

Other income for the years ended December 31, 2003 and 2002 was primarily attributable to the settlement of debts for less than original amounts accrued to various trade vendors for obligations that were incurred prior to the year of settlement in the normal course of business, or which pertained to liabilities assumed or related to the acquisition of Videonics in 2001. We negotiated these settlements with vendors as a means of reducing our cash outflows.

Other expense for the year ended December 31, 2002 mainly reflects a charge of $334,000 related to the repricing of warrants associated with the termination of an equity line of credit. On July 28, 2000, we entered into an equity line of credit agreement with Euston Investments Holdings Limited (“Euston”). On January 11, 2002, Focus and Euston mutually agreed to terminate the agreement. As consideration for terminating the agreement, the exercise price of Euston’s warrants to purchase 250,000 shares of our common stock was reduced from $1.625 to $0.75 per share. We recorded the charge of $334,000 based on the fair value of the repriced warrants.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the years ended December 31, 2004, 2003 and 2002, we incurred net losses of $11.0 million, $1.7 million and $6.0 million, respectively, and used cash in operating activities of $9.4 million, $2.6 million and $5.0 million, respectively. These factors indicate that we may potentially be unable to continue as a going concern.

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

	As of or for the years ended December 31,
(Dollars in thousands)	2004	2003	2002

Cash and cash equivalents	$3,380	$3,731	$1,310
Working capital	$5,546	$5,696	$1,551
Inventory turns	3.4	5.0	4.8
Days sales outstanding (DSO)	51.6	42.3	52.1

Net cash used in operating activities	$(9,381)	$(2,614)	$(5,004)
Net cash provided by (used in) investing activities	$(1,758)	$(277)	$2,297
Net cash provided by financing activities	$10,782	$5,312	$3,568

Net cash used in operating activities

	Years ended December 31,
	2004	2003	2002
(In thousands)	cash (used) provided	cash (used) provided	cash (used) provided

Net loss	$(10,985)	$(1,698)	$(5,957)
Non-cash income statement items	1,585	504	1,626
Adjusted net loss	(9,400)	(1,194)	(4,331)

Changes in working capital	19	(1,420)	(673)

Net cash used in operating activities	$(9,381)	$(2,614)	$(5,004)

Net cash used in operating activities for the years ended December 31, 2004, 2003 and 2002 was $9.4 million, $2.6 million and $5.0 million, respectively.

Net cash used in operating activities in 2004 of $9.4 million reflected our net loss, adjusted for non-cash items, of $9.4 million, partially offset by changes in working capital of $19,000. Non-cash income statement items included depreciation and amortization of $1.2 million, stock compensation expense of $42,000 and a charge for in-process research and development expense of $300,000 related to our acquisition of Visual Circuits. The changes in working capital were mainly due to an increase in accrued liabilities of $474,000, reflecting project expenses related to our investment in UWB technology, offset by a reduction in accounts payable of $509,000, which reflected the timing of our payments.

Net cash used in operating activities in 2003 consisted primarily of a net loss of $1.7 million, adjusted for depreciation and amortization of $743,000 and other income associated with the settlement of debt of $239,000, and cash used in working capital of $1.4 million. The use of cash in working capital primarily resulted from an increase in inventory of $1.1 million related mainly to inventory balances in newly introduced products, including the FS454 and FireStore, an increase in accounts receivable of $757,000, primarily related to the increase in revenues associated with sales of the FS454 to Microsoft, partially offset by an increase in accounts payable of $363,000 and an increase in accrued liabilities of $279,000.

Net cash used in operating activities in 2002 of $5.0 million reflected our net loss, adjusted for non-cash items, of $4.3 million and cash used in working capital of $673,000. Non-cash income statement balances included depreciation and amortization of $1.2 million, deferred compensation expense of $122,000, general and administrative expenses associated with the issuance of stock and warrants for consulting and other services of $238,000, other income associated with settlement of debt totaling $311,000 and other expense associated with repricing and acceleration of warrants of $350,000. Cash used in working capital mainly reflected a decrease in accounts payable of $1.8 million and the payment of a legal judgment totaling $2.1 million, partially offset by a decrease in accounts receivable of $1.7 million and a decrease in inventory of $1.7 million.

In January 2004, Microsoft ceased placing significant orders for our FS454 product. Shipments of the FS454, which were primarily to Microsoft, represented 37% of our total revenues for the year ended December 31, 2003. We recorded gross margins as a percentage of sales, before commissions and selling expenses, of below 30% to this customer. The loss of this customer had a material adverse effect on our revenues, operating profit and liquidity in the year ended December 31, 2004, when compared to 2003. However, as the product was manufactured by one of our contract manufacturers, we did not experience any significant adjustments to our staffing or operations or significant adjustments to the carrying value of our FS454 inventory, as a result of the loss of the Microsoft business.

We expect that our operating cash flows may fluctuate in future periods as a result of fluctuations in our operating results, shipment timetable and accounts receivable collections, inventory management, and the timing of payments among other factors.

Net cash provided by (used in) investing activities

Net cash used in investing activities for the year ended December 31, 2004 of $1.8 million reflected net costs of $220,000 and $424,000 associated with the acquisitions of COMO and Visual Circuits in 2004, and capital expenditures of $1.0 million, primarily related to our investment in UWB technology. Net cash used in investing activities in the year ended December 31, 2003 of $277,000 was related to the purchase of property and equipment of $122,000, the acquisition of developed technology from DVUnlimited, which resulted in a net cash outflow of $57,000, and costs incurred with the pending acquisition of Visual Circuits and COMO of $98,000. In 2002, cash provided in investing activities was principally from the decrease in our restricted collateral deposit of $2.4 million, offset by capital expenditures of $66,000.

Net cash provided by financing activities

Net cash provided by financing activities was $10.8 million for the year ended December 31, 2004, reflecting $10.7 million received from private equity placement transactions, $129,000 in borrowings from a line of credit assumed with the acquisition of COMO and $192,000 received from the exercise of common stock options and warrants, partially offset by the repayment of debts that were assumed with the acquisition of COMO of $280,000. Net cash provided from financing activities for the year ended December 31, 2003 was $5.3 million, reflecting $1.9 million received from private equity placement transactions and $3.4 million received from the exercise of common stock options and warrants, partially offset by $45,000 of capital lease obligation repayments. In 2002, we received $3.1 million from private equity placement transactions and $634,000 from the exercise of common stock options and warrants, partially offset by $145,000 in repayments on convertible notes to a stockholder.

Capital Resources and Liquidity Outlook

We have incurred losses and used net cash in operating activities in each of the three years ended December 31, 2004, and as such, have been dependent upon raising money for short- and long-term cash needs through debt, proceeds from the exercise of options and warrants, and the sale of our common stock in private placements. For the years ended December 31, 2004, 2003 and 2002, we received net proceeds of approximately $10.7 million, $1.9 million and $3.1 million, respectively, from the sale of approximately 10.5 million shares, 2.2 million shares and 3.2 million shares, respectively, of our common stock in private placement transactions.

In November 2004 we obtained a $4.0 million credit line under which we can borrow up to 90% of our eligible outstanding accounts receivable, excluding accounts receivable of COMO. Carl Berg, a Company director and shareholder, provided a personal guarantee to secure this credit line. In connection with this credit line, the bank obtained a first priority security interest in our accounts receivable through an agreement with Mr. Berg, which enables Mr. Berg to retain his existing security interest in all of our assets while subordinating his interest in our accounts receivable. The bank credit line is subject to ongoing covenants, including maintenance of certain liquidity ratios and operating results. We had the ability to borrow approximately $2.5 million at December 31, 2004. At December 31, 2004 there was no outstanding balance on this accounts receivable-based credit line.

At December 31, 2004, our outstanding debt obligations consisted of notes payable of $229,000 and borrowings under a line of credit of $567,000, both of which are denominated in Euros and were assumed in connection with the acquisition of COMO – see Note 8, “Borrowings”. At December 31, 2003, we owed Mr. Berg approximately $4.4 million in principal and accrued interest on various notes. On March 19, 2004, Mr. Berg converted the outstanding principal and accrued interest balance into common and preferred stock.

In January 2004, Microsoft ceased placing significant orders for our FS454 product. Shipments of the FS454, which were primarily to Microsoft, represented 10% and 37% of our total revenues for the years ended December 31, 2004 and 2003, respectively. We recorded gross margins as a percentage of sales, before commissions and selling expenses, of below 30% relative to sales of the FS454 chip. The loss of Microsoft orders for the FS454 has had a material adverse effect on our revenues, operating profit and liquidity, especially when compared to the third and fourth quarter of 2003 and the first quarter of 2004, as we began our initial shipments to the customer in the third quarter of 2003 and continued significant sales through the first quarter of 2004.

In addition to regularly reviewing our cost structure, we have recently announced new product introductions and are continually reviewing our product lines to identify how to enhance existing, or create new, distribution channels. There can be no assurances as to the amount of revenue these new products will produce.

We believe that we will be required to raise additional funds during 2005 in order to meet all currently planned expenditures and cash requirements through the first customer sampling of our UWB chips, which is currently scheduled to occur prior to August 31, 2005. This date could change because of the inherent uncertainties associated with complex engineering projects. Thereafter, depending upon the results of the sampling program, the timing and level of customer interest, and the profitability of our systems business, we may need to raise further capital and/or find a partner to launch UWB products on a commercial basis.

While we have been successful in the past in raising sufficient capital to fund our operations, there can be no assurance that we will obtain sufficient financing in the future on acceptable terms to continue operations, or if we do obtain such funding, that we can do so without unduly diluting the equity interests of our current stockholders.

Summary of Certain Contractual Obligations as of December 31, 2004

(In thousands)	< 1 year	1-3 years	3-5 years	> 5 years	Total

Operating leases	$556	$1,080	$382	$—	$2,018
Notes payable	55	58	58	58	229
Interest expense on notes payable	12	9	5	2	28
Lines of credit	567	—	—	—	567

	$1,190	$1,147	$445	$60	$2,842

Additionally, in December 2002, Mr. Berg provided Samsung Semiconductor Inc., one of our contracted ASIC manufacturers, with a personal guarantee to secure our working capital requirements for ASIC purchase order fulfillment. Mr. Berg agreed to provide the personal guarantee on our behalf without additional cost or collateral, as Mr. Berg maintains a secured priority interest in substantially all Focus’ assets. At December 31, 2004, we owed Samsung $146,000, under net 30 terms.

Stock Issuances

On February 27, 2004, we completed the acquisition of COMO, pursuant to which COMO became a wholly-owned subsidiary of Focus. Under the terms of the agreement, we acquired COMO through the issuance of 185,066 shares of our common stock and approximately $359,000 in cash to COMO’s shareholders. We may also issue up to an additional 46,266 shares of our common stock to COMO’s shareholders, in the event certain conditions are met at the end of 2004 and 2005. In connection with this transaction, we paid vFinance Investments, Inc. (a related party), a success fee of $100,000 and 30,000 shares of our common stock. Additionally, we issued 610,096 common shares, held in escrow, to COMO’s two former shareholders (“the Sellers”) who became employees of Focus. The Escrow shares were issued in exchange for the Sellers non-interest bearing, non-recourse, demand notes payable to Focus and COMO in the aggregate amount of $1.1 million.

On April 6, 2004, we completed the sale of 3,862,070 shares of our common stock to a group of third party investors in a private placement transaction, receiving proceeds of approximately $5.1 million, net of offering costs of approximately $451,000. The shares were issued at $1.45 per share, an approximate 11% discount to the closing price of our common stock on April 5, 2004. In connection with the private placement, we issued warrants to the investors and to a placement agent to purchase a total of approximately 1.0 million shares of common stock at an exercise price of $2.00 per share. No compensation expense was recorded given that the warrants were issued in connection with the issuance of common stock.

On May 28, 2004, we acquired substantially all the assets and assumed certain liabilities of Visual Circuits pursuant to an Agreement and Plan of Reorganization. Under the terms of the agreement, Visual Circuits received 3,805,453 shares of voting common stock of Focus, including approximately 380,000 shares placed in escrow for the recovery by Focus of any losses resulting from the breach of covenants by Visual Circuits. In connection with this transaction, we paid vFinance Investments, Inc., (a related party) a success fee of $168,000 and 80,000 shares of our common stock.

On November 17, 2004, we completed the sale of 6,666,667 shares of our common stock to a group of third party investors in a private placement transaction, receiving proceeds of approximately $5.6 million, net of offering costs of approximately $408,000. In connection with the private placement, we issued the purchasers warrants to purchase an aggregate of up to 1,666,668 shares of our common stock at an exercise price of $1.25 per shares. Furthermore, in connection with the private placement we issued warrants to purchase 288,000 shares of common stock at $1.25 per share to two placement agents. We also granted registration rights to the investors and the placement agents. As of March 9, 2005, the securities issued in connection with this transaction are currently pending registration on a Form S-3. In the event the registration statement is not deemed effective on or about March 18, 2005, we could be subject to penalties equal to approximately $5,000 per day until the registration statement is deemed effective. There can be no assurances when such pending registration statement will be deemed effective.

We issued warrants to a bank to purchase 77,186 shares of our common stock at $1.17 per share in connection with an accounts receivable-based credit line we entered into in November 2004. In connection with the line of credit, we have granted the bank registration rights.

We have used, and will continue to use, the proceeds from the above private placements to further develop our UWB technology, which will enable wireless video transmission in a wide range of applications. Any funds not expended for UWB development will be for general corporate purposes.

Recent Accounting Pronouncements

See Note 1, “Summary of Significant Accounting Policies – Recent Accounting Pronouncements” for a full description of recent accounting pronouncements.

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

As of December 31, 2004, we had an accumulated deficit of $74.0 million. We incurred net losses of $11.0 million, $1.7 million and $6.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. There can be no assurance that we will ever become profitable. Additionally, our auditors have included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2004 with respect to substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

We will need to raise additional capital, which, if through equity securities placements, will result in further dilution of existing and future stockholders.

Historically, we have met our short- and long-term extra cash needs through debt and the sale of common stock in private placements, because cash flow from operations has been insufficient to fund our operations. Set forth below is information regarding net proceeds received recently through private placements of our common stock:

(In thousands)	Private Placements of Common Stock	Exercise of Stock Options and Warrants

2004	$10,741	$192
2003	$1,920	$3,437
2002	$3,121	$634

Future capital requirements will depend on many factors, including cash flow from operations, continued progress in research and development programs, competing technological and market developments, and our ability to market our products successfully. There can be no assurance that sufficient funds will be raised. Moreover, any equity financing or convertible debt would result in dilution to our existing stockholders and could have a negative effect on the market price of our common stock. Furthermore, any additional debt financing will result in higher interest expense.

We completed the acquisitions of COMO and Visual Circuits in the first and second quarters of 2004, respectively. These acquisitions were effected through the issuance of common stock, and the businesses associated with these acquisitions are not currently profitable. Although in 2004 we raised net proceeds of approximately $10.7 million through the sale of approximately 10.5 million shares of our common stock to third party investors in two private placement transactions, and secured a $4 million line of credit based on our accounts receivable balance, we anticipate needing additional financing in 2005, which may be met through additional sales of securities or debt.

Furthermore, certain private placements could require us to pay penalties in the event privately issued securities are not timely registered for resale.  For example, as of March 9, 2005, we have pending a registration statement to register 10,921,714 shares of our common stock.  In the event the registration statement is not deemed effective on or about March 18, 2005, we could be subject to penalties equal to approximately $5,000 per day until the registration statement is deemed effective.  There can be no assurances when such pending registration statement will be deemed effective.

We are dependent upon a significant shareholder to meet our financing needs and there can be no assurance that this shareholder will continue to provide financing.

We have relied upon the ability of Carl Berg, a director and significant owner of our common stock, for interim financing needs. At December 31, 2003, we had an aggregate of approximately $4.4 million in debt and accrued interest outstanding to Mr. Berg. On March 19, 2004, Mr. Berg converted this debt and accrued interest to common and preferred stock. Additionally, Mr. Berg has provided a personal guarantee to Samsung Semiconductor Inc., our contracted ASIC manufacturer, to secure our working capital requirements for ASIC purchase order fulfillment and a personal guarantee to Greater Bay Bank in connection with our recent $4 million accounts receivable-based line of credit. Mr. Berg maintains a security interest in all the company’s assets, subject to the bank’s lien on our accounts receivable. There can be no assurances that Mr. Berg will continue to provide such interim financing or personal guarantees, should we need additional funds or increased credit facilities with our vendors.

We have a significant amount of convertible securities that will dilute existing stockholders upon conversion.

At December 31, 2004, we had 3,161 shares of preferred shares issued and outstanding, and 3.3 million warrants and 7.4 million options, which are all exercisable into shares of common stock. The 3,161 shares of preferred stock are convertible into approximately 3.2 million shares of our voting common stock. See Note 15, “Related Party Transactions”. Furthermore, at December 31, 2004, 1.4 million additional shares of common stock were available for grant to our employees, officers, directors and consultants under our current stock option and incentive plans. We also may issue additional shares in acquisitions. Any additional grant of options under existing or future plans or issuance of shares in connection with an acquisition will further dilute existing stockholders.

Any acquisitions of companies or technologies by us, including our acquisitions of COMO and Visual Circuits in 2004, may result in distraction of our management and disruptions to our business.

We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise, as was the case in February 2004 when we acquired the stock of COMO and in May 2004 when we acquired substantially all the assets of Visual Circuits. From time-to-time, we may engage in discussions and negotiations with companies regarding the possibility of acquiring or investing in their businesses, products, services or technologies. We may not be able to identify suitable acquisition or investment candidates in the future, or if we do identify suitable candidates, we may not be able to make such acquisitions or investments on commercially acceptable terms, if at all. If we acquire or invest in another company, we could have difficulty assimilating that company’s personnel, operations, technology or products and service offerings. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect the results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions and/or pay for the legal, accounting or finders fees, typically associated with an acquisition. The issuance of equity securities could be dilutive to our existing stockholders. In addition, the accounting treatment for any acquisition transaction may result in significant goodwill and intangible assets, which, if impaired, will negatively affect our consolidated results of operations. The accounting treatment for any potential acquisition may also result in a charge for in-process research and development expense, as was the case with the acquisition of Visual Circuits, which will negatively affect our consolidated results of operations.

We rely on certain vendors for a significant portion of our manufacturing.

Approximately 54% of the components for our products are manufactured on a turnkey basis by three vendors: Furthertech Company Ltd., BTW Inc. and Samsung Semiconductor Inc. In addition, a single vendor in Mexico assembles certain of our products. If these vendors experience production or shipping problems for any reason, we in turn could experience delays in the production and shipping of our products, which would have an adverse effect on our results of operations.

We are dependent on our suppliers.

We purchase all of our parts from outside suppliers and from time-to-time experience delays in obtaining some components or peripheral devices. Additionally, we are dependent on sole source suppliers for certain components.  There can be no assurance that labor problems, supply shortages or product discontinuations will not occur in the future, which could significantly increase the cost, or delay shipment, of our products, which in turn could adversely affect our results of operations.

Between the third quarter of 2004 and the fourth quarter of 2004 our revenue from mixer products was adversely affected by the discontinuation of certain third party components and our inability to redesign our product in a timely manner. These delays resulted in periods when we were without certain mixer products. By January 2005,we had redesigned and were shipping two new mixer products, thereby replacing the two previously discontinued mixers.

If we fail to meet certain covenants in our credit facility, we may not be able to draw down on such facility and our ability to finance our operations could be adversely affected.

We have a $4.0 million credit line under which we can borrow up to 90% of our eligible outstanding accounts receivable. The various agreements in connection with such credit line require us to maintain certain covenants. For example, we are required to maintain certain financial covenants, including maintenance of certain liquidity ratios and operating results. In the event we are not able to obtain a waiver for any covenant violation, and/or remain out of compliance with a particular covenant, we will not be able to draw down on the line of credit, which could have a material adverse impact on our financial condition and results of operation.

Furthermore, the restrictions contained in the line of credit documents, as well as the terms of other indebtedness we may incur from time-to-time, could limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans. These restrictions could also adversely affect our ability to finance our operations or other capital needs, or to engage in other business activities that would be in our interest.

We depend on a few customers for a high percentage of our revenues and the loss or failure to pay of any one of these customers could result in a substantial decline in our revenues and profits.

For the year ended December 31, 2004, our largest five customers in aggregate provided 31% of our total revenues and as of December 31, 2004 comprised 35% of our accounts receivable balance. We presently have no reason to believe that these customers lack the financial resources to pay. We do not have long-term contracts requiring any customer to purchase any minimum amount of products. There can be no assurance that we will continue to receive orders of the same magnitude as in the past from existing customers or will be able to market our current or proposed products to new customers. The loss of any major customer, the failure of any such identified customer to pay us, or to discontinue issuance of additional purchase orders, would have a material adverse effect on our revenues, results of operation, and business as a whole, absent the timely replacement of the associated revenues and profit margins associated with such business. Furthermore, many of our products are dependent upon the overall success of our customers’ products, over which we often have no control.

To that point, in January 2004, Microsoft ceased placing significant orders for our FS454 product. Shipments of the FS454, which were primarily to Microsoft, represented 37% of our total revenues for the year ended December 31,  2003 while it only represented 10% of our total revenues for the year ended December 31, 2004. The loss of Microsoft orders for the FS454 has had a material adverse effect on our revenues, operating profit and liquidity, especially when compared to the third and fourth quarters of 2003 and the first quarter of 2004, as we began our initial shipments to Microsoft in the third quarter of 2003 and continued significant sales through the first quarter of 2004. However, as the product was manufactured by one of our contract manufacturers, we were able to meet Microsoft’s requirements without an increase in our staffing and operations.

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

Our markets are subject to rapid technological change, and to compete effectively, we must continually introduce new products, requiring significant influx of additional capital.

Many of our markets are characterized by extensive research and development and rapid technological change resulting in short product life cycles. Development by others of new or improved products, processes or technologies may make our products or proposed products obsolete or less competitive. We must devote substantial efforts and financial resources to enhance our existing products and to develop new products, including our significant investment in UWB technology. To fund such ongoing research and development, we will require a significant influx of additional capital. There can be no assurance that we will succeed with these efforts. Failure to effectively develop such products, notably our UWB technology, could have a material adverse effect on our financial condition and results of operations.

We may not be able to protect our proprietary information.

As of December 31, 2004 we held six patents and four pending applications, one of which combined five previous provisional patent applications, in the United States. Certain of these patents have also been filed and issued in countries outside the United States. We treat our technical data as confidential and rely on internal non-disclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect our proprietary information.  There can be no assurance that these measures will adequately protect the confidentiality of our proprietary information or prove valuable in light of future technological developments.

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

The development of new, technologically advanced products, including our significant investment in UWB, is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. In order to compete, we must be able to deliver products to customers that are highly reliable, operate with the customer’s existing equipment, lower the customer’s costs of acquisition, installation and maintenance, and provide an overall cost-effective solution. We may not be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, our new products may not gain market acceptance or we may not be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Our failure to respond effectively to technological changes would significantly harm our business.  Finally, there can be no assurances we will be successful in these efforts.

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

We typically operate without a significant amount of backlog, which could have an adverse impact on our operating results.

We typically operate with a small amount of backlog. Accordingly, we generally do not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. Any significant weakening in current customer demand would therefore have, and has had in the past, an almost immediate adverse impact on our operating results.

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

We are required to maintain a minimum bid price of $1.00 per share for our common stock. On March 9, 2005, our common stock closed at $1.06. Between January 31, 2003 and May 2, 2003, Focus voting common stock closed below $1.00 on all trading days. On March 18, 2003, we were notified by the Nasdaq that our common stock did not meet the minimum bid price requirement to remain listed on the Nasdaq SmallCap Market. However, on May 21, 2003, we received notification from Nasdaq that we had regained compliance and the matter was closed.

We must maintain stockholders’ equity of $2.5 million. At December 31, 2004, we had total stockholders’ equity of $21.3 million. To the extent we incur net losses and do not raise additional capital, our stockholders’ equity will be reduced.

If we fail to meet these Nasdaq SmallCap requirements, our common stock could be delisted, eliminating the only established trading market for our shares. Any sales of our voting common stock at a discount to market may reduce the trading price of our common stock to a level below the Nasdaq minimum bid price requirement.

In the event we are delisted from the Nasdaq SmallCap Market, we would be forced to list our shares on the OTC Electronic Bulletin Board or some other quotation medium, such as pink sheets, depending on our ability to meet the specific listing requirements of those quotation systems. As a result, an investor might find it more difficult to trade, or to obtain accurate price quotations for, such shares. Delisting might also reduce the visibility, liquidity, and price of our voting common stock.

Our common stock price is volatile.

The market price for our voting common stock is volatile and has fluctuated significantly to date. For example, between January 1, 2003 and December 31, 2004, the per share price has fluctuated between $0.50 and $4.20 per share, closing at $1.06 on March 9, 2005. The trading price of our voting common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to factors including the following:

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

Our revenues from outside the United States are subject to inherent risks related thereto, including currency rate fluctuations, the general economic and political conditions in each country. There can be no assurance that an economic or currency crisis experienced in certain parts of the world will not reduce demand for our products and therefore have a material adverse effect on our revenue or operating results.

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

We are exposed to general economic conditions that have resulted in significantly reduced sales levels.  If we experience adverse economic conditions our business, financial condition and operating results could be adversely impacted.

If we experience adverse economic conditions in the United States and throughout the world, we may continue to experience a material adverse impact on our business, operating results, and financial condition. We have taken actions and charges to reduce our cost of sales and operating expenses in order to address adverse economic conditions. A prolonged continuation or worsening of sales trends may require additional actions and charges to reduce cost of sales and operating expenses in subsequent quarters. We may be unable to reduce cost of sales and operating expenses at a rate and to a level consistent with such a future adverse sales environment. If we must undertake further expense reductions, we may incur significant incremental special charges associated with such expense reductions that are disproportionate to sales, thereby adversely affecting our business, financial condition and operating results. Adverse economic conditions could decrease demand for our products, increase delinquencies in payments and otherwise have an adverse impact on our business.

Recent corporate bankruptcies, accounting irregularities, and alleged insider wrong doings have negatively affected general confidence in the stock markets and the economy, causing the United States Congress to enact sweeping legislation, which will increase the costs of compliance.

In an effort to address growing investor concerns, the United States Congress passed, and on July 30, 2002, President Bush signed into law, the Sarbanes-Oxley Act of 2002. This sweeping legislation primarily impacts investors, the public accounting profession, public companies, including corporate duties and responsibilities, and securities analysts. Some highlights include establishment of a new independent oversight board for public accounting firms, enhanced disclosure and internal control requirements for public companies and their insiders, required certification by CEO’s and CFO’s of Securities and Exchange Commission (“SEC”) financial filings, prohibitions on certain loans to offices and directors, efforts to curb potential securities analysts’ conflicts of interest, forfeiture of profits by certain insiders in the event financial statements are restated, enhanced board audit committee requirements, whistleblower protections, and enhanced civil and criminal penalties for violations of securities laws. Such legislation and subsequent regulations will increase the costs of securities law compliance for publicly traded companies such as us.

We are exposed to potential risks from legislation requiring companies to evaluate financial controls under Section 404 of the Sarbanes-Oxley Act of 2002.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls. We will be required to meet the requirements of the Sarbanes-Oxley Act by December 31, 2005 if we are deemed to be an accelerated filer on June 30, 2005, otherwise we must meet the requirements by December 31, 2006. We have prepared an internal plan of action for compliance with the requirements of Section 404, which includes a timeline and scheduled activities. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

At December 31, 2004, we did not hold any short-term investments that would be exposed to market risk from adverse movements in interest rates.

At December 31, 2004, our outstanding debt obligations consisted of notes payable of $229,000 and borrowings under a line of credit of $567,000, both of which are denominated in Euros and were assumed in connection with the acquisition of COMO – see Note 8, “Borrowings”. The average interest rate applicable to these debt obligations is 9.3%. If short-term interest rates were to increase 100 basis points (100 basis points equals 1%), the increased interest expense associated with these debt obligations would not have a material impact on our net loss and cash flows.

Foreign currency risk

Gains or losses related to foreign exchange currency transactions were not material for the years ended December 31, 2004, 2003 and 2002.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Other Financial Information

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

There was no change in Focus’ internal control over financial reporting that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, Focus’ internal control over financial reporting.

Focus will be required to evaluate its internal controls over financial reporting in order to comply with the requirements of the Sarbanes-Oxley Act of 2002 and expects to incur significant costs in meeting these requirements. We estimate the external costs involved in meeting these requirements to be approximately $650,000. Focus is required to meet the requirements of the Sarbanes-Oxley Act by December 31, 2005 if it is deemed to be an accelerated filer based on market capitalization on June 30, 2005, otherwise the requirements must be met by December 31, 2006.

Item 9B. Other Information

Not applicable.

Item 10. Directors and Executive Officers of the Registrant

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

Based solely on our review of the copies of such forms received by us or written representations from certain reporting persons that no other reports were required, we believe that all filing requirements applicable to Focus’ officers, directors, and greater than 10% beneficial owners were complied with during this year ended December 31, 2004.

Management

Our executive officers and directors as of December 31, 2004 are as follows:

Name (1)	Age	Position
N. William Jasper, Jr. (2)	57	Chairman of the Board
William B. Coldrick (2)(3)	62	Vice Chairman of the Board
Brett A. Moyer	46	Director, President and Chief Executive Officer
Carl E. Berg (2) (3)	67	Director
Michael L. D’Addio	60	Director
Tommy Eng (4)	46	Director
Sam Runco (3) (5)	56	Director
Thomas M. Hamilton	55	Executive Vice President and General Manager of the Focus Semiconductor Group
Robert J. McPherson	47	Chief Operating Officer
Gary L. Williams	38	Secretary, Vice President of Finance and Chief Financial Officer

(1)               Each member of our Board of Directors generally serves for a three-year term and until their successors are elected and qualified.

(2)               Member of the Audit Committee.

(3)               Member of the Compensation Committee.

(4)               Mr. Eng joined the Board of Directors on January 30, 2004.

(5)               Mr. Runco joined the Board of Directors on August 6, 2004.

Directors

N. William Jasper, Jr. has served as Chairman of the Board of Directors since December 20, 2002. Mr. Jasper became a member of our Board of Directors on March 6, 2001, in connection with the Videonics acquisition. Mr. Jasper served as a member of the Videonics Board of Directors since August 1993. Mr. Jasper has been the President and Chief Executive Officer of Dolby Laboratories, Inc., a signal processing technology company located in San Francisco, California, since 1983 and serves on Dolby Laboratory’s Board of Directors. Mr. Jasper holds a B.S. in Electrical Engineering from Stanford University and an M.B.A. from the University of California, Berkeley. Mr. Jasper’s term expires at the 2007 annual meeting.

Brett A. Moyer joined us in May 1997. On September 30, 2002 he assumed the role of President and Chief Executive Officer and became a member of our Board of Directors. From May 1997 to September 29, 2002, Mr. Moyer served as our Executive Vice President and Chief Operating Officer. From February 1986 to April 1997, Mr. Moyer worked at Zenith Electronics Corporation, Glenview, Illinois, where he was most recently the Vice President and General Manager of Zenith’s Commercial Products Division.  Mr. Moyer has also served as Vice President of Sales Planning and Operations at Zenith where he was responsible for forecasting, customer service, distribution, MIS, and regional credit operations. Mr. Moyer has a Bachelor of Arts in Economics from Beloit College in Wisconsin and a Masters of International Management with a concentration in finance and accounting from The American Graduate School of International Management (Thunderbird). Mr. Moyer’s term expires at the 2005 annual meeting.

Carl E. Berg, a co-founder of Videonics, served on Videonics’ Board of Directors since June 1987.  In connection with the Videonics acquisition, Mr. Berg became one of our directors on March 6, 2001. Mr. Berg is currently Chief Executive Officer and a director for Mission West Properties, a real estate investment company located in Cupertino, California. Mr. Berg is also a member of the Board of Directors of Valence Technology, Inc., a developer of advanced rechargeable battery technology and Monolithic System Technology Inc., a developer of memory technology for semiconductors. Mr. Berg holds a B.A. degree from the University of New Mexico. Mr. Berg’s term expires in 2007.  See also “Certain Relationships and Related Parties.”

William B. Coldrick has served as our Director since January 1993 and Executive Vice President from July 1994 to May 1995. Mr. Coldrick is currently a principal of Enterprise Development Partners, a consulting firm serving emerging growth companies that he founded in April 1998. From July 1996 to April 1998, Mr. Coldrick was Group Vice President and General Manager of Worldwide Field Operations for the Computer Systems Division of Unisys Corp. From 1982 to 1992, Mr. Coldrick served with Apple Computer Inc. in several senior executive positions including Senior Vice President of Apple USA from 1990 to 1992. Prior to joining Apple Computer Inc., Mr. Coldrick held several sales and marketing management positions with Honeywell Inc. from 1968 to 1982. Mr. Coldrick holds a Bachelor of Science degree in Marketing from Iona College in New Rochelle, New York. Mr. Coldrick also serves on the Board of Directors of AESP, a computer hardware company located in North Miami, Florida. Mr. Coldrick’s term expires in 2006.

Michael L. D’Addio joined us on January 16, 2001, in connection with the acquisition of Videonics Inc., and served as our President, Chief Executive Officer and Director. On September 30, 2002 Mr. D’Addio voluntarily resigned as President and Chief Executive Officer. Mr. D’Addio is currently President and Chief Executive Officer of Coaxsys, Inc., a new network technology company located in Los Gatos, California. Mr. D’Addio was a co-founder of Videonics, and had served as Chief Executive Officer and Chairman of the Board of Directors since Videonics’ inception in July 1986. In addition, Mr. D’Addio served as Videonics’ President from July 1986 until November 1997. From May 1979 through November 1985 he served as President, Chief Executive Officer and Chairman of the Board of Directors of Corvus Systems, a manufacturer of small computers and networking systems. Mr. D’Addio holds an A.B. degree in Mathematics from Northeastern University. Mr. D’Addio’s term expires in 2006.

Tommy Eng has served as our Director since January 2004. Mr. Eng is the Vice Chairman and founder of Tera Systems, a private electronic design automation (EDA) company. Mr. Eng’s career includes various management and engineering positions of increasing responsibilities. Prior to founding Tera Systems in 1996, he was the General Manager of the Advanced IC Design Automation and Design Consultation division of Mentor Graphics. Previous to Mentor Graphics, Mr. Eng was the General Manager of the IC Design Services and EDA Software division of Silicon Compiler Systems. Mr. Eng also has held various technical staff positions at ATT Bell Laboratories, developing microprocessors, network switches, and IC design tools. Mr. Eng holds an M.S. in Electrical Engineering from the University of California, Berkeley. Mr. Eng also serves on the Board of Directors of Monolithic System Technology Inc., a developer of memory technology for semiconductors. Mr. Eng’s term expires at the 2005 annual meeting.

Sam Runco has served as our Director since August 2004. Mr. Runco is the founder and chief executive officer of Runco International, a world leader in high-end home theater, video display technology, located in Union City, California. Mr. Runco has more than 30 years of experience in the home theater industry and is a respected leader in the consumer video projection industry and is credited by numerous publications with coining the term “Home Theater.” Mr. Runco plays a leadership role in the industry as a member of numerous organizations and associations. He is the recipient of CEDIA’s (Consumer Electronic Design and Installation Association) peer-selected Lifetime Achievement Award as well as Dealerscope’s Magazine Hall of Fame. He is also in his fourth term on the board of directors of the Consumer Electronics Association (CEA) and on the board of the CEA Video Division. Mr. Runco’s term expires at the 2005 annual meeting.

Non-Director Executive Officers

Thomas M. Hamilton joined us in September 1996 and in July 2001 assumed the role of Executive Vice President and General Manager of the Focus Semiconductor Group. From September 1996 to July 2001, Mr. Hamilton served as Vice President of Engineering and our Chief Technical Officer. From 1992 to 1995, Mr. Hamilton was President, Chief Executive Officer and Co-Founder and in 1995-1996 Vice President of Software Development and in 1996 CEO of TView, Inc., a company acquired by us. From 1985 to 1990, Mr. Hamilton was Vice President of Engineering of TSSI. From 1973 to 1985, Mr. Hamilton held a variety of engineering and marketing management positions at Tektronix, Inc. Mr. Hamilton has a B.S. in Mathematics from Oregon State University.

Robert J. McPherson joined us as our Chief Operating Officer in connection with our purchase of the assets of Visual Circuits Corporation on May 28, 2004.  Mr. McPherson was Chief Operating Officer of Visual Circuits since January 2003 and served Visual Circuits as the Vice President of Engineering since July 2002.  From 1995 to 2001, Mr. McPherson was the US division President of Plasmon IDE in Minneapolis, a publicly traded company with headquarters in the UK.  From 1994 to 1995, he held an engineering management position at Summagraphics in Austin, Texas.  Between 1980 and 1994, Mr. McPherson held a variety of engineering management roles in several Silicon Valley companies including a six-year year stint at Xerox Engineering Systems.  Mr. McPherson holds a Bachelors Degree in Mechanical Engineering from California Polytechnic State University, San Luis Obispo, California. On February 28, 2005, Mr. McPherson resigned as Chief Operating Officer. Mr. McPherson will remain with the Company through May 2005.

Gary L. Williams joined us as our Secretary, Vice President of Finance and CFO on January 16, 2001, in connection with the acquisition of Videonics Inc. Mr. Williams had served Videonics as its Vice President of Finance, Chief Financial Officer and Secretary since February 1999. From February 1995 to January 1999, Mr. Williams served as Videonics’ Controller.  From July 1994 to January 1995, he served as Controller for Western Micro Technology, a publicly traded company in the electronics distribution business. From January 1990 to June 1994, Mr. Williams worked in public accounting for Coopers & Lybrand LLP.  Mr. Williams is a Certified Public Accountant and has a Bachelors Degree in Business Administration, with an emphasis in Accounting from San Diego State University.

Audit Committee

The audit committee of the board is composed of three (3) members and operates under a written charter adopted by the Board of Directors.  The audit committee currently consists of Messrs. Berg, Coldrick, and Jasper. All members are independent in accordance with applicable Nasdaq rules. The Board has determined that Mr. Jasper is an audit committee financial expert.

Compensation Committee

The compensation committee is comprised of three (3) members: Messrs. Berg, Coldrick, and Runco. All members are independent in accordance with applicable Nasdaq rules.

Code of Ethics

We have adopted a Code of Conduct, which is applicable to of our directors and employees, including the principal executive officer, the principal financial officer and the principal accounting officer. The Code of Conduct is in accordance with Nasdaq rules and is posted on our Web site. Any waiver of the code must be approved by the Audit Committee and must be disclosed in accordance with SEC and Nasdaq rules.

Independent Directors

The Board of Directors has determined that Messrs. Berg, Coldrick, Eng, Jasper and Runco are “independent, as defined by the Nasdaq current listing standard.

Item 11. Executive Compensation

The following table summarizes the compensation we paid or accrued for services rendered for the years ended December 31, 2004, 2003 and 2002, to our Chief Executive Officer and each of the other most highly compensated executive officers who earned more than $100,000 in salary and bonus for the year ended December 31, 2004.

Summary Compensation Table

Name and	Annual Compensation (1)(2)				Long-Term Compensation	Other
Principal Position	Year	Salary ($)	Bonus($)		Options (3)	Compensation

Executive Officers
Brett A. Moyer (4)	2004	$265,039	$27,900		85,316	$317	(7)
President & Chief Executive	2003	$206,847	$25,241		202,239	$10,008	(8)
Officer	2002	$164,673	$7,846	(5)	350,000	$64,510	(6)

Thomas M. Hamilton	2004	$181,154	$25,407		287,722	—
Executive Vice President and	2003	$163,077	$34,789		36,567	—
General Manager, Semiconductor Group	2002	$156,154	$12,500		95,000	—

Gary L. Williams	2004	$183,654	$11,470		50,000	$1,370	(7)
Secretary, Vice President of	2003	$167,885	$19,200		36,567	$400	(7)
Finance and Chief Financial Officer	2002	$152,135	$11,666		25,000	$400	(7)

Non-Executive Officers (9)
Jeffrey A. Burt	2004	$171,346	—		10,127	$1,188	(7)
Vice President of Operations	2003	$168,172	$10,000		26,119	$400	(7)
	2002	$161,826	—		25,000	$400	(7)

Steven Morton	2004	$166,731	$10,000		250,127	$1,388	(7)
Vice President of	2003	$152,885	$15,595	(5)	20,896	$400	(7)
Semiconductor Research and Development	2002	$145,578	—		63,000	—

(1)               Includes salary and bonus payments earned by the named officers in the year indicated, for services rendered in such year, which were paid in the following year.

(2)               Excludes perquisites and other personal benefits, the aggregate annual amount of which for each officer was less than the lesser of $50,000 or 10% of the total salary and bonus reported.

(3)               Long-term compensation table reflects the quantity of non-qualified and incentive stock options granted to the named persons in each of the periods indicated.

(4)               Mr. Moyer assumed the role of President and Chief Executive Officer on September 30, 2002.

(5)               Includes compensation based on sales commissions.

(6)               Relocation expenses paid by the Company for Mr. Moyer’s move from Massachusetts to California.

(7)               Company discretionary 401(k) contribution.

(8)                Remaining relocation expenses paid by the Company for Mr. Moyer’s move ($9,608) and Company 401(k) contribution ($400).

(9)                Certain non-executive officers have been included in the Summary Compensation Table as their total compensation ranked amongst the highest in the Company during 2004.

Existing Equity Compensation Plan Information

At December 31, 2004

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted - average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	7,440,719	$1.11	1,350,612

(1)   Focus does not maintain any equity compensation plans that were not submitted to, and approved by, its stockholders.

2004 Stock Incentive Plan

On May 27, 2004, our Board of Directors adopted, and on August 6, 2004 our stockholders approved, the 2004 Stock Incentive Plan. Pursuant to the incentive plan, 2,452,000 shares were made available for issuance under the plan and awards can be made by granting options or issuing restricted stock. As of March 9, 2005, 2.0 million options had been granted from the 2004 Stock Incentive Plan. Approximately 1.0 million of such option grants have been granted as incentives to our employees involved in the UWB engineering project. These options typically vest over 36 to 60 months; if certain UWB performance milestones are reached, the options vest over the shorter period.

Option/SAR Grants in 2004

The following tables sets forth as to the Chief Executive Officer and each of the other executive officers named in the Summary Compensation Table certain information with respect to options to purchase shares of our common stock as of and for the year ended December 31, 2004.

Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARs Granted to Employees in 2004 (1)	Exercise Or Base Price ($/per Share)	Exp. Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%	10%

Brett A. Moyer	45,316	1.5%	$1.38	6/1/14	$38,590	$98,491
Brett A. Moyer	40,000	1.3%	$1.01	11/30/14	$25,473	$64,491
Thomas M. Hamilton	17,722	0.6%	$1.38	6/1/14	$15,092	$238,517
Thomas M. Hamilton	50,000	1.7%	$1.20	9/10/14	$37,734	$95,625
Thomas M. Hamilton	100,000	3.3%	$1.01	11/30/14	$63,681	$161,227
Thomas M. Hamilton	120,000	4.0%	$1.01	11/30/14	$76,418	$193,473
Gary L. Williams	50,000	1.7%	$1.38	6/1/14	$42,579	$108,671

(1)               Focus granted options to purchase a total of 3,026,432 shares of common stock to employees and directors in 2004.

The following table sets forth information concerning options exercised during fiscal year 2004 and the value of unexercised options as of December 31, 2004 held by the executives named in the Summary Compensation Table above.

Aggregated Option/SAR Exercises in 2004 and Fiscal Year-End Option/SAR Values

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Year-End		Value of Unexercised In-the-Money Options/SARs at Year-End (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Brett A. Moyer	—	—	561,946	245,609	$132,300	$29,575
Thomas M. Hamilton	—	—	219,111	325,178	$72,188	$28,600
Gary L. Williams	—	—	244,075	66,520	$84,104	—

(1)               Value is based on the difference between option exercise price and the closing price as quoted on The Nasdaq SmallCap Market at the close of trading on December 31, 2004 ($1.14) multiplied by the number of shares underlying the option.

Employment Agreements

Brett Moyer is party to an employment contract with us effective September 30, 2002.  Pursuant to this employment contract, Mr. Moyer serves as our Chief Executive Officer and President. In connection with the employment agreement, Mr. Moyer was granted a total of 500,000 options to purchase shares of common stock at prices of $0.75 and $1.15 per share, the then fair market values. The options vest over a three-year period at 2.77% per month. Under the employment contract, these options accelerate so as to be immediately exercisable if Mr. Moyer is terminated without cause during the term of the contract. The employment contract provides for incentive bonuses of up to $110,000, as determined by our Board of Directors, and employee benefits, including health and disability insurance, in accordance with our policies. Mr. Moyer’s contract automatically renews for one-year terms unless terminated by either party 30 days prior to the end of the initial term.

Thomas Hamilton is party to an employment contract with us effective October 17, 1996, as amended to date, which renews automatically for one-year terms, subject to certain termination provisions. This employment contract requires payment of 12 months of salary and the acceleration of vesting of all options held by Mr. Hamilton so as to be immediately exercisable if Mr. Hamilton is terminated without cause during the term of the contract. The employment contract provides for bonuses, as determined by our Board of Directors, and employee benefits, including health and disability insurance, in accordance with Focus’ policies.

Gary Williams is party to an employment contract with us effective May 28, 2004. Pursuant to this employment contract, Mr. Williams serves as our Vice President of Finance and Chief Financial Officer. The initial term of the agreement is for one year and would terminate on May 27, 2005. Mr. Williams’ contract will automatically renew for an additional one-year period unless terminated by either party 90 days prior to the end of the initial term. This employment contract requires payment of 12 months of salary and the acceleration of vesting of all options held by Mr. Williams so as to be immediately exercisable if Mr. Williams is terminated either without cause or in the event of a change in control as defined in the employment agreement during the term of the contract. The employment contract provides for bonuses, as determined by our Board of Directors, and employee benefits, including health and disability insurance, in accordance with Focus’ policies.

We are also party to employment and/or severance agreements with four non-executive officers. In the event of a change in control, these agreements may provide for severance payments to such individuals and/or the acceleration of options.

Compensation of Directors

Our non-employee directors are reimbursed for out of pocket expenses incurred in attending board meetings. No director who is an employee receives separate compensation for services rendered as a director. Non-employee directors are eligible to participate in our stock option plans. An aggregate of 330,000 options to purchase an equal number of shares at an average exercise price of $1.37 per share were granted to our non-employee directors during the year ended December 31, 2004. All of the options are subject to various vesting provisions.

Stock Option Plans

We maintain various stock option plans for the benefit of our officers, directors and employees. A total of 1,350,662 options were available for issuance under the plans as of December 31, 2004.  For additional discussion of the plans and awards thereunder see Note 10 “Stockholders Equity – Common Stock”.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information, as of March 9, 2005, regarding the shares of our common stock beneficially owned by those stockholders of Focus known to management to beneficially own more than five percent (5%) of our common stock, each of our directors, nominees and executive officers, as well as all directors and executive officers as a group. Except as noted, we believe each person has sole voting and investment power with respect to the shares shown subject to applicable community property laws.

“Beneficial ownership” is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. For example, you beneficially own our common stock not only if you hold it directly, but also indirectly, if you, through a relationship, contract or understanding, have, or share, the power to vote the stock, to sell the stock or have the right to acquire the stock. The percentage of beneficial ownership presented in the table below is based on the sum of:

•                  59,915,536 shares of our common stock currently issued and outstanding;

•                  2,744 shares of Series B Preferred Stock and 417 shares of Series C Preferred Stock, in aggregate converted into 3,161,000 shares of our common stock; and

•                  7,440,719 shares of common stock issuable pursuant to options that are immediately exercisable within 60 days of March 9, 2005.

Name	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock (1)
Brett A. Moyer (2)	679,420		*
Carl E. Berg (3)	5,480,470	9.1
William B. Coldrick (4)	244,037		*
Michael L. D’Addio (5)	963,544	1.4
Tommy Eng (6)	36,113		*
N. William Jasper, Jr. (7)	195,252		*
Sam Runco (8)	25,001		*
Michael Conway (9)	48,976		*
Thomas M. Hamilton (10)	244,830		*
Peter Mor (11)	9,723		*
Gary L. Williams (12)	258,555		*
033 Asset Management, LLC (13)	4,458,048	6.3
All executive officers and directors (11 persons) (14)	8,185,921	13.7%

*      Less than 1% of the outstanding common stock.

(1)                Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares.

(2)                Includes 40,100 shares of common stock held directly by Mr. Moyer. Includes 639,320 shares issuable pursuant to outstanding stock options that are exercisable at March 9, 2005, or within 60 days thereafter.

(3)                Includes 2,173,193 shares of common stock held directly or indirectly by Mr. Berg and 3,161 shares of preferred stock held directly by Mr. Berg that are convertible into 3,161,000 shares of our common stock. Includes 146,277 shares issuable pursuant to outstanding stock options that are exercisable at March 9, 2005, or within 60 days thereafter.

(4)                Includes 7,369 shares of common stock held directly or indirectly by Mr. Coldrick. Includes 236,668 shares issuable pursuant to outstanding stock options that are exercisable at March 9, 2005, or within 60 days thereafter.

(5)                Includes 419,932 shares of common stock held directly or indirectly by Mr. D’Addio. Includes 543,612 shares issuable pursuant to outstanding stock options that are exercisable at March 9, 2005, or within 60 days thereafter.

(6)                Includes 36,113 shares issuable pursuant to outstanding stock options that are exercisable at March 9, 2005, or within 60 days thereafter.

(7)                Includes 29,000 shares of common stock held directly or indirectly by Mr. Jasper. Includes 166,252 shares issuable pursuant to outstanding stock options that are exercisable at March 9, 2005, or within 60 days thereafter.

(8)                Includes 25,001 shares issuable pursuant to outstanding stock options that are exercisable at March 9, 2005, or within 60 days thereafter.

(9)                Includes 48,976 shares issuable pursuant to outstanding stock options that are exercisable at March 9, 2005, or within 60 days thereafter.

(10)          Includes 6,000 shares of common stock held directly by Mr. Hamilton. Includes 238,830 shares issuable pursuant to outstanding stock options that are exercisable at March 9, 2005, or within 60 days thereafter.

(11)          Includes 9,723 shares issuable pursuant to outstanding stock options that are exercisable at March 9, 2005, or within 60 days thereafter.

(12)          Includes 258,555 shares issuable pursuant to outstanding stock options that are exercisable at March 9, 2005, or within 60 days thereafter.

(13)          Based on a Schedule 13G filed by 033 Asset Management, LLC, 125 High Street, Suite 1405, Boston, Massachusetts 02110.  033 Asset Management is the investment manager for (I) 033 Growth Partners I, L.P., (ii) 033 Growth Partners II, L.P., and (iii) 033 Growth International Fund, Ltd. (together, the “Funds”). No Fund individually owns more than 5% of the common stock.

(14)          Includes 2,349,327 shares issuable pursuant to options and warrants to purchase common stock exercisable at March 9, 2005, or within 60 days thereafter.

Item 13. Certain Relationships and Related Transactions

All material affiliate transactions and loans between Focus and its officers, directors, principal stockholders or other affiliates are made or entered into on terms that are no less favorable to such individuals than would be obtained from, or given to, unaffiliated third parties and are approved by a majority of the Board of Directors who do not have an interest in the transactions and who have access, at Focus’ expense, to Focus’ or independent legal counsel.

vFinance, Inc.

Timothy Mahoney is the Chairman and C.O.O. of vFinance, Inc., the parent company to vFinance Investments and vFinance Consulting, and owns approximately 20% of the shares of vFinance Inc. Until August 6, 2004, Mr. Mahoney was a member of the Focus Board of Directors.

In connection with vFinance Investments’ efforts to find investors for private placements we completed on January 11, 2002 and November 25, 2002, vFinance Investments received from us $345,000 in cash and warrants to purchase 123,690 shares and 40,000 shares of our common stock at $1.36 per share and $1.20 per share, respectively.

In February 2003, we engaged vFinance Investments to assist us with the preparation of a strategic business plan. In connection with the preparation of the business plan, we incurred consulting expenses of $50,000 during 2003, which were included in general and administrative expenses. We also engaged vFinance Investments from July 1, 2003 to December 31, 2003, to act as our exclusive financial advisor for the purpose of merger and acquisition services. In connection with such financial advisory services, we incurred consulting expenses of $45,000 for the year ended December 31, 2003, which were included in general and administrative expenses. In connection with its efforts to find investors for us in a private placement completed on July 2, 2003, vFinance Investments received $137,500 and out-of-pocket expenses, including legal fees, of $27,500. All such cash payments to vFinance Investments were recorded as reductions of the proceeds received from the private placements.

We paid vFinance Investments $268,000 in fees and 110,000 shares of common stock during 2004 in connection with the acquisitions of COMO and Visual Circuits.

Carl Berg

Carl Berg, a Focus director and stockholder and previous director and stockholder of Videonics Inc., loaned us $2.4 million on October 26, 2000, to collateralize a $2.4 million bond posted in connection with the CRA Systems Inc.

litigation, which was settled in May 2002. The promissory note had a term of three years and bore interest at a rate of prime plus 1%.  Interest earned on the restricted collateral deposit was payable to Mr. Berg. The interest payable by us to Mr. Berg was reduced by the amount of interest earned on the restricted collateral deposit. The principal amount of the note was originally due on October 26, 2003, but was amended on November 25, 2003, to provide for an extension of the maturity date to January 25, 2005, with interest to be paid quarterly. Under certain circumstances, including at the election of Mr. Berg and Focus, the promissory note and any accrued and unpaid interest was convertible into shares of Focus common stock at a conversion price of $1.25, which represented the average closing bid and ask price of our common stock on the day preceding the agreement. The promissory note was secured by a security agreement in favor of Mr. Berg, granting him a first priority security interest over substantially all of our assets. On May 7, 2001, $46,000 of outstanding interest due under the note was converted into 38 shares of Series B Preferred Stock. In February 2002, in connection with the settlement of the CRA Systems Inc. case, the bond was liquidated and excess proceeds of $145,000 were used to pay down a portion of this note.

On February 28, 2001, Carl Berg agreed to loan us $2.0 million to support our working capital needs, bearing interest at a rate of prime plus 1%. The principal amount of the note was due at the end of its term, with interest to be paid quarterly. On April 24, 2001, the note was amended to provide that under certain circumstances, including at the election of Mr. Berg and Focus, the promissory note and any accrued and unpaid interest was convertible into shares of our preferred stock at a conversion price of $1,190 per share, which represented 1,000 (each share of preferred is convertible into 1,000 shares of common) multiplied by 125% of the trailing 30-day average of our common stock ending April 23, 2001. The promissory note was secured by a security agreement in favor of Mr. Berg granting him a security interest in first priority over substantially all of our assets. On May 7, 2001, Focus and Mr. Berg agreed to the conversion of $1.0 million of the outstanding principal balance and $16,000 of accrued interest into 854 shares of Series B Preferred Stock. On November 25, 2003, the note was amended to provide for an extension of the maturity date for the remaining principal balance of $1.0 million from the maturity date of October 26, 2003 to January 25, 2005.

On June 29, 2001, we issued a convertible promissory note to Mr. Berg in the amount up to $650,000 to support our working capital needs. The promissory note had an original due date of January 3, 2003, which was extended to January 25, 2005, and bore interest at a rate of prime plus 1%. The principal amount of the note was due at the end of its term, with interest to be paid quarterly. The note provided that at the election of Mr. Berg and Focus, the promissory note and any accrued and unpaid interest was convertible into shares of our Series C Preferred Stock at a conversion price of $1,560 per share, which represented 1,000 multiplied by 125% of the trailing 30-day average of our common stock ending June 28, 2001. The promissory note was secured by a security agreement in favor of Mr. Berg granting him a security interest in first priority over substantially all of our assets.

Additionally, in December 2002, Mr. Berg provided Samsung Semiconductor Inc., our contracted ASIC manufacturer, with a personal guarantee to secure our working capital requirements for ASIC purchase order fulfillment. Mr. Berg agreed to provide the personal guarantee on our behalf without additional cost or collateral, as Mr. Berg maintains a secured priority interest in substantially all of our assets. At December 31, 2004, we owed Samsung $146,000, under net 30 terms.

At December 31, 2003, we owed Mr. Berg approximately $4.4 million in principal and accrued interest on the various aforementioned notes. On March 19, 2004, Mr. Berg converted his approximately $3.9 million of debt and $587,000 of accrued interest into common and preferred stock. This conversion resulted in the issuance of 2,173,193 shares of Focus’ common stock and 840 shares of Series B preferred stock and 417 shares of Series C preferred stock, which are convertible into an additional 840,000 and 417,000 shares of Focus’ common stock, respectively.

In November 2004 we secured a line of credit of up to $4.0 million under which we can borrow up to 90% of our eligible outstanding accounts receivable. This line of credit is secured by a personal guarantee from Mr. Berg. In connection with this line of credit, the bank will obtain a priority security interest in our accounts receivable. Mr. Berg will maintain his security interest in all Focus’ assets, subject to the bank’s lien on accounts receivable.

Dolby Laboratories Inc.

N. William Jasper Jr., who is the Chairman of our Board of Directors, is also the President and Chief Executive Officer of Dolby Laboratories, Inc. (“Dolby”), a signal processing technology company located in San Francisco, California. Focus is required to submit quarterly royalty payments to Dolby based on Dolby technology incorporated into certain products assumed in the acquisition of Visual Circuits. From the date of acquisition of Visual Circuits in May 2004 through December 31, 2004, we paid Dolby $33,000 in royalties, which were recorded in cost of revenue.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate audit fees and non-audit related fees that Focus incurred for services provided by Deloitte & Touche LLP during the years ended December 31, 2004 and 2003. The table lists audit fees, financial information systems design and implementation fees, and all other fees. All services rendered by Deloitte & Touche LLP during the years ended December 31, 2004 and 2003 were furnished at customary rates and terms.

	Years ended December 31,
(In thousands)	2004	2003

Audit fees (1)	$364	$177
Audit-related fees (2)	2	1
Tax fees (3)	1	—
All other fees (4)	—	—

Total	$367	$178

(1)                                  Represents fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with other statutory or regulatory filings.

(2)                                  Represents fees for assurance services related to the review of proposed financing agreements and consultations regarding accounting for business combinations.

(3)                                  Represents fees for consultation on inter-company pricing.

(4)                                  Represents fees for services provided to us not otherwise included in the categories above.

The Audit Committee has considered the role of Deloitte & Touche LLP in providing additional services and other non-audit services to Focus and has concluded that such services are compatible with Deloitte & Touche’s independence as Focus’ independent registered public accounting firm. During 2004 and 2003, the Audit Committee approved in advance all audit and non-audit services provided by Deloitte.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)-(2) Financial Statements and Schedules:

(i) The list of consolidated financial statements and schedules set forth in the accompanying Index to Consolidated Financial Statements and Other Financial Information at page 31 herein is incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this report.

(ii) All other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

(3) Management Contracts or Compensatory Plans:

Exhibits 10.9, 10.16, 10.18, 10.19, and 10.27 listed in (b) below identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this report, and such listing is incorporated herein by reference.

(b)     Exhibits

The following exhibits, required by Item 601 of Regulation S-K, are filed as a part of this Annual Report on Form 10-K or are incorporated by reference to previous filings as indicated by the footnote immediately following the exhibit. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S.

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of August 30, 2000 among Focus, Videonics, and PC Video Conversion (1)
2.2	Agreement and Plan of Reorganization dated as of January 27, 2004 by and between Focus and Visual Circuits Corporation (22)
3.1	Second Restated Certificate of Incorporation of Focus (2)
3.2	Certificate of Amendment to Second Restated Certificate of Incorporation of Focus (3)
3.3	Certificate of Amendment to Second Restated Certificate of Incorporation of Focus dated July 25, 1997 (4)
3.4	Restated Bylaws of Focus (2)
3.5	Certificate of Designation – Series B Preferred Stock (5)
3.6	Certificate of Amendment to Second Restated Certificate of Incorporation of Focus dated January 16, 2001 (19)
3.7	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Focus dated January 8, 2003 (19)
3.8	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Focus dated March 12, 2004 (23)
3.9	Certificate of Designation – Series C Preferred Stock (23)
4.1	Specimen certificate for Common Stock of Focus (2)
4.2	Specimen certificate for Redeemable Common Stock Purchase Warrant (2)
4.3	Form of Warrant issued to various investors pursuant to Amendment No. 1 to Stock Subscription Agreement dated April 1996 (6)
4.4	Form of Warrant issued to the placement agent in the March 1997 Offering (6)
4.5	Form of Warrant dated September 10, 1997 issued to designees of the placement agent (7)
4.6	Form of Stock Purchase Warrant issued to AMRO International, S.A. (included as Exhibit A to the Common Stock and Warrants Purchase Agreement – see Exhibit 10.2) (8)

4.7	Stock Purchase Warrant issued to Union Atlantic, L.C. (9)
4.8	Form of Common Stock Purchase Warrant dated January 11, 2002 issued by Focus to five Investors (10)
4.9	Common Stock Purchase Warrant dated December 27, 2001 issued by Focus to vFinance (10)
4.10	Warrant issued to vFinance dated November 25, 2002 (19)
4.11	Form of Warrant to Investors dated July 1, 2003 (21)
4.12	Form of Common Stock Purchase Warrant issued to Investors and Placement Agent dated April 6-14, 2004 (24)
4.13	Form of Common Stock Purchase Warrant issued to Investors and Private Placement Agents dated November 16-17, 2004 (26)
4.14	Warrant to purchase common stock issued to Greater Bay Bancorp, dated November 15, 2004 (26)
4.15	Warrant to purchase common stock issued to Wall Street Communications dated June 1, 2004 (26)
10.1	1997 Director Stock Option Plan (11)
10.2	Common Stock and Warrants Purchase Agreement with AMRO International, S.A. (8)
10.3	Common Stock and Warrant Purchase Agreement, as amended, with BNC Bach International Ltd., Inc. (9)
10.4	Form of Registration Rights Agreement with BNC Bach International Ltd., Inc. (included as Exhibit B to the Common Stock and Warrant Purchase Agreement (9)
10.5	Agreement between Union Atlantic, L.C. and FOCUS Enhancements, Inc. confirming Reorganization Agreement to issue warrant in exchange for fee reduction (9)
10.6	Common Stock Warrant and Purchase Agreement with AMRO International, S.A. dated June 9, 2000 (8)
10.7	Promissory Note, dated October 26, 2000, from Focus Enhancements, Inc. to Carl Berg (12)
10.8	Security Agreement dated October 26, 2000, between Focus Enhancements, Inc. and Carl Berg (12)
10.9	2000 Non-Qualified Stock Option Plan (13)
10.10	Amendment No. 1 to Secured Promissory Note dated April 24, 2001 issue by Focus to Carl Berg (excludes exhibits B and C) (5)
10.11	Registration Rights Agreement dated May 1, 2001 between Focus and Carl Berg (5)
10.12	Promissory note issued to Carl Berg dated June 29, 2001 (14)
10.13	Termination Agreement between Focus and Euston dated January 11, 2002 (10)
10.14	Form of Common Stock and Warrant Purchase Agreement with four investors dated January 11, 2002 (10)
10.15	Form of Registration Rights Agreement with four investors dated January 11, 2002 (10)
10.16	1998 Non-Qualified Stock Option Plan (15)
10.17	Third Addendum to Lease dated July 6, 1994, by and between H-K Associates (Lessor) and Focus Enhancements, Inc. (Lessee) for premises at 1370 Dell Ave, Campbell, California (16)
10.18	Employment agreement between Focus Enhancements and Brett Moyer (17)
10.19	Amended 2002 Non-Qualified Stock Option Plan (18)
10.20	Common Stock Purchase Agreement with two investors dated November 25, 2002 (excludes annexes) (19)
10.21	Registration Rights Agreement with two investors dated November 25, 2002 (19)
10.22	Extension of Notes Payable between the Company and Carl Berg dated April 28, 2003 (20)
10.23	Common Stock and Warrant Purchase Agreement (excluding exhibits) with two investors dated July 1, 2003 (21)
10.24	Registration Rights Agreement with two investors dated July 1, 2003 (21)
10.25	Form of Securities Purchase Agreement (excluding exhibits) with investors dated April 5, 2004 (24)
10.26	Form of Registration Rights Agreement with investors dated April 5, 2004 (24)
10.27	2004 Stock Incentive Plan (25)
10.28	Form of Securities Purchase Agreement (excluding exhibits) with investors dated November 15, 2004 (26)

10.29	Form of Registration Rights Agreement with investors dated November 15, 2004 (26)
10.30	Loan and Security Agreement with Venture Banking Group dated November 15, 2004 (26)
10.31	Fourth Addendum to Lease dated July 6, 1994, by and between H-K Associates (Lessor) and Focus Enhancements, Inc. (Lessee) for premises at 1370 Dell Ave, Campbell, California*
10.32	Third amendment to Lease dated June 3, 2000, by and between Carramerica (Lessor) and Focus Enhancements, Inc. (Lessee) for premises at 22867 NW Bennett Street, Hillsboro, Oregon*
14	Code of Ethics (23)
21.1	Subsidiaries of the Registrant (See Item 1. Description of Business – General)
23.1	Consent of Deloitte & Touche LLP *
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by CEO*
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by CFO*
32.1	Certification Pursuant to 18 U.S.C. Section 1350 by CEO*
32.2	Certification Pursuant to 18 U.S.C. Section 1350 by CFO*

* Included.

(1)	Filed as an exhibit to Focus’ Current Report on Form 8-K dated September 8, 2000, and incorporated herein by reference.
(2)	Filed as an exhibit to Focus’ Registration Statement on Form SB-2 (No. 33-60248-B) and incorporated herein by reference.
(3)	Filed as an exhibit to Focus’ Form 10-QSB for the period ended September 30, 1995, and incorporated herein by reference.
(4)	Filed as an exhibit to Focus’ Form 10-QSB dated August 14, 1997, and incorporated herein by reference.
(5)	Filed as an exhibit to Focus’ Amended Registration Statement on Form SB-2 (No. 333-55178) filed on August 9, 2001 as amended, incorporated herein by reference.
(6)	Filed as an exhibit to Focus’ Registration Statement on Form S-3 (No. 333-26911) filed with the Commission on May 12, 1997, and incorporated herein by reference.
(7)	Filed as an exhibit to Focus’ Form 8-K dated September 10, 1997, and incorporated herein by reference.
(8)	Filed as an exhibit to Focus’ Registration Statements on Form S-3 (No. 333-81177) filed with the Commission on June 21, 1999, and incorporated herein by reference.
(9)	Filed as an exhibit to Focus’ Registration Statement on Form S-3 (No. 333-94621) filed with the Commission on January 13, 2000, and incorporated herein by reference.
(10)	Filed as an exhibit to Focus’ Amendment No. 3 to Registration Statement on Form SB-2 (No. 333-55178) filed on January 23, 2002, and incorporated herein by reference.
(11)	Filed as an exhibit to Focus’ Registration Statement on Form S-8 (No. 333-33243) filed with the Commission on August 8, 1997, and incorporated herein by reference.
(12)	Filed as an exhibit to Focus’ Current Report on Form 8-K dated October 31, 2000, as amended by Focus’ Current Report on Form 8-K/A dated November 2, 2000, and incorporated herein by reference.
(13)	Filed as an exhibit to Focus’ Form S-8 (No. 333-57762) filed with the Commission on March 28, 2001, and incorporated herein by reference.
(14)	Filed as an exhibit to Focus’ Amendment No. 4 to Registration Statement on Form SB-2 (No. 333-55178) filed on February 11, 2002, and incorporated herein by reference.
(15)	Filed as an exhibit to Focus’ Form S-8 (No. 333-89770) filed with the Commission on June 4, 2002, and incorporated herein by reference.
(16)	Filed as an exhibit to Focus’ Form l0-QSB dated August 14, 2002, and incorporated herein by reference.
(17)	Filed as an exhibit to Focus’ Form l0-QSB dated November 14, 2002, and incorporated herein by reference.

(18)	Filed as an exhibit to Focus’ Registration Statement on Form S-8 (No. 333-115013) filed with the SEC on May 28, 2004, and incorporated herein by reference.
(19)	Filed as an exhibit to Focus’ Form 10-KSB dated March 31, 2003, and incorporated herein by reference.
(20)	Filed as an exhibit to Focus’ Form 10-QSB filed with the SEC on May 9, 2003, and incorporated herein by reference.
(21)	Filed as an exhibit to Focus’ Registration Statement on Form S-3 filed with the SEC on August 21, 2003 (No. 333-108134), and subsequently amended, and incorporated herein by reference.
(22)	Filed as an annex to Focus’ Registration Statement on Forms S-4 filed with the SEC on February 17, 2004 (No. 333-112907), and incorporated herein by reference.
(23)	Filed as an exhibit to Focus’ Form 10-K filed with the SEC on March 16, 2004, and incorporated herein by reference.
(24)	Filed as an exhibit to Focus’ Form S-3 filed with the SEC on May 28, 2004 (No. 333-116031), and incorporated herein by reference.
(25)	Filed as Appendix A to Focus’ Definitive Proxy Statement filed with the SEC on July 9, 2004, and incorporated herein by reference.
(26)	Filed as an exhibit to Focus’ Form S-3 filed with the SEC on December 13, 2004 (No. 333-121206).

(c)           Financial Schedules

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Focus Enhancements, Inc.

Campbell, CA

We have audited the accompanying consolidated balance sheets of Focus Enhancements, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Focus Enhancements, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s recurring losses from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

San Jose, California

March 15, 2005

Focus Enhancements, Inc.

Consolidated Statements of Operations

(In thousands, except per-share amounts)

	Years ended December 31,
	2004	2003	2002

Net product revenue	$20,015	$26,575	$16,553
Contract revenue	—	—	759
Total net revenue	20,015	26,575	17,312

Cost of product revenue	13,514	17,477	10,855
Cost of contract revenue	—	—	499
Total net cost of revenue	13,514	17,477	11,354

Gross margin	6,501	9,098	5,958

Operating expenses:
Sales, marketing and support	4,853	4,313	4,878
General and administrative	3,110	1,751	2,103
Research and development	8,558	4,277	4,022
Amortization of intangible assets	860	528	603
In-process research and development	300	—	—
Restructuring expense (recovery)	—	(29)	96
	17,681	10,840	11,702
Loss from operations	(11,180)	(1,742)	(5,744)
Interest expense, net	(80)	(193)	(244)
Other income (expense)	(7)	239	21
Loss before income tax expense	(11,267)	(1,696)	(5,967)
Income tax expense (benefit)	(282)	2	(10)
Net loss	$(10,985)	$(1,698)	$(5,957)

Net loss per share
Basic	$(0.22)	$(0.04)	$(0.17)
Diluted	$(0.22)	$(0.04)	$(0.17)

Weighted average common and common equivalent shares
Basic	50,078	39,121	35,697
Diluted	50,078	39,121	35,697

The accompanying notes are an integral part of the condensed consolidated financial statements.

Focus Enhancements, Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$3,380	$3,731
Accounts receivable, net of allowances of $443 and $384	3,273	2,385
Inventories	3,941	3,493
Prepaid expenses and other current assets	473	368
Restricted cash (Note 8)	312	—
Total current assets	11,379	9,977

Long-term assets:
Property and equipment, net	1,116	146
Other assets	62	151
Intangible assets, net	1,577	635
Goodwill	13,191	5,191

	$27,325	$16,100

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,555	$2,292
Borrowings under line of credit	567	—
Current portion of long-term debt	55	—
Deferred tax liability	47	—
Accrued liabilities	2,609	1,989
Total current liabilities	5,833	4,281

Long-term liabilities:
Convertible promissory notes payable to shareholder	—	3,867
Long-term debt, net of current portion	174	—
Total long-term liabilities	174	3,867

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; 3,161 and 1,904 shares issued at December 31, 2004 and 2003, respectively (aggregate liquidation preference $3,917)	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 60,412,591 and 42,800,240 shares issued at December 31, 2004 and 2003, respectively	597	428
Additional paid-in capital	95,463	71,295
Accumulated deficit	(74,006)	(63,021)
Accumulated other comprehensive income	14	—
Treasury stock at cost, 497,055 shares at December 31, 2004 and 2003, respectively	(750)	(750)
Total stockholders’ equity	21,318	7,952

	$27,325	$16,100

The accompanying notes are an integral part of the condensed consolidated financial statements.

Focus Enhancements, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(In thousands)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Deferred Compensation and Price Protection	Treasury Stock	Total Shareholders Equity	Comprehensive Loss

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2001	33,423	$334	2	$—	$61,616	$—	$(55,366)	$(171)	$(700)	$5,713
Issuance of common stock upon exercise of stock options	604	6	—	—	440	—	—	—	—	446
Issuance of common stock upon exercise of warrants	283	3	—	—	185	—	—	—	—	188
Issuance of common stock from private offerings, net of issuance costs of $397	3,235	32	—	—	3,089	—	—	—	—	3,121
Warrants issued in connection with consulting services	—	—	—	—	238	—	—	—	—	238
Repricing of Euston warrants	—	—	—	—	334	—	—	—	—	334
Common stock issued in settlement of accounts payable	16	1	—	—	22	—	—	—	—	23
Stock compensation associated with acceleration of option vesting	—	—	—	—	16	—	—	—	—	16
Amortization of deferred compensation	—	—	—	—	—	—	—	122	—	122
Net loss	—	—	—	—	—	—	(5,957)	—	—	(5,957)
Balance at December 31, 2002	37,561	$376	2	$—	$65,940	$—	$(61,323)	$(49)	$(700)	$4,244
Issuance of common stock from private offerings, net of issuance costs of $280	2,200	22	—	—	1,898	—	—	—	—	1,920
Issuance of common stock in connection with DVUnlimited acquisition	19	—	—	—	50	—	—	—	—	50
Issuance of common stock upon exercise of stock options	2,110	21	—	—	2,119	—	—	—	—	2,140
Issuance of common stock upon exercise of warrants	910	9	—	—	1,288	—	—	—	—	1,297
Settlement of price protection shares	—	—	—	—	—	—	—	49	(50)	(1)
Net loss	—	—	—	—	—	—	(1,698)	—	—	(1,698)
Balance at December 31, 2003	42,800	$428	2	$—	$71,295	$—	$(63,021)	$—	$(750)	$7,952

(Continued)

Focus Enhancements, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (Continued)

(In thousands)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Deferred Compensation and Price Protection	Treasury Stock	Total Shareholders Equity	Comprehensive Loss

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	42,800	$428	2	$—	$71,295	$—	$(63,021)	$—	$(750)	$7,952
Issuance of common stock from private offerings, net of issuance costs of $859.	10,530	105	—	—	10,636	—	—	—	—	10,741
Warrants issued in connection with line of credit	—	—	—	—	77	—	—	—	—	77
Warrants issued in connection with consultancy services	—	—	—	—	32	—	—	—	—	32
Issuance of common stock in connection with COMO acquisition	215	2	—	—	351	—	—	—	—	353
Issuance of common stock in connection with Visual Circuits Corporation acquisition	3,740	38	—	—	8,450	—	—	—	—	8,488
Issuance of common stock upon exercise of stock options	145	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants	150	1	—	—	123	—	—	—	—	124
Conversion of promissory notes into common and preferred stock	50	1	—	—	67	—	—	—	—	68
Notes receivable from, and advances to, related parties	2,173	22	1		4,432	—	—	—	—	4,454
Foreign currency translation adjustments	610	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(10,985)	—	—	(10,985)	$(10,985)
Foreign currency translation adjustments	—	—	—	—	—	14	—	—	—	14	14
Comprehensive Loss	—	—	—	—	—	—	—	—	—	—	$(10,971)
Balance at December 31, 2004	60,413	$597	3	$—	$95,463	$14	$(74,006)	$—	$(750)	$21,318

The accompanying notes are an integral part of the condensed consolidated financial statements.

Focus Enhancements, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(10,985)	$(1,698)	$(5,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,243	743	1,226
Stock-based compensation	42	—	710
In-process research and development	300	—	—
Gain on debt settlement	—	(239)	(311)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	95	(757)	1,686
Decrease (increase) in inventories	164	(1,143)	1,659
Decrease (increase) in prepaid expenses and other assets	(205)	(162)	56
Increase (decrease) in accounts payable	(509)	363	(1,795)
Increase (decrease) in accrued liabilities	474	279	(2,278)
Net cash used in operating activities	(9,381)	(2,614)	(5,004)

Cash flows from investing activities:
Acquisition of COMO Computer and Motion GmbH net of cash acquired	(220)	(54)	—
Acquisition of Visual Circuits Corporation	(424)	(44)	—
Increase in restricted cash	(70)	—	—
Acquisition of DVUnlimited	—	(57)	—
Decrease in restricted collateral deposits	—	—	2,363
Purchases of property and equipment	(1,044)	(122)	(66)
Net cash provided by (used in) investing activities	(1,758)	(277)	2,297

Cash flows from financing activities:
Payments of short-term debt	(280)	—	—
Borrowings from line of credit	129	—	—
Payments under capital lease obligations	—	(45)	(42)
Payments on convertible notes payable to shareholder	—	—	(145)
Proceeds from exercise of common stock options and warrants	192	3,437	634
Net proceeds from private offerings of common stock	10,741	1,920	3,121
Net cash provided by financing activities	10,782	5,312	3,568

Effect of exchange rate changes on cash and cash equivalents	6	—	—

Increase (decrease) in cash and cash equivalents	(351)	2,421	861
Cash and cash equivalents at beginning of period	3,731	1,310	449
Cash and cash equivalents at end of period	$3,380	$3,731	$1,310

Supplemental Cash Flow Information

Conversion of notes payable and accrued interest to related party into common and preferred stock	$4,454	$—	$—
Interest paid	$130	$4	$11
Taxes paid	$5	$2	$—
Acquisition of DVUnlimited for common stock	$—	$50	$—
Acquisition of COMO Computer and Motion GmbH for common stock	$353	$—	$—
Acquisition of Visual Circuits Corporation for common stock	$8,488	$—	$—
Conversion of accrued liabilities and notes payable to common stock	$—	$—	$23

The accompanying notes are an integral part of the condensed consolidated financial statements.

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

1.             Summary of Significant Accounting Policies

Business of the Company. FOCUS Enhancements, Inc. (the “Company” “FOCUS”) was incorporated in 1992 and develops and markets proprietary video technology in two areas: semiconductors and video systems. Focus markets its products globally to OEM manufacturers, and dealers and distributors in the consumer and professional channels. Focus’ semiconductor products include several series of Application Specific Integrated Circuits (ASICs), which process digital and analog video to be used with televisions, computer motherboards, graphics cards, video conferencing systems, Internet TV, media center and interactive TV applications. Focus markets its ASICs through semiconductor distribution channels. Focus’ system products are designed to provide solutions in PC-to-TV scan conversion, video presentation, digital-video (“DV”) conversion, video production and home theater markets. Focus markets its system products through both consumer and professional channels. Focus’ consumer and production system products include video scan converters, video mixers, character generators, DV direct-to-disk digital video recorders, MPEG recorders, and file format conversion tools. Focus’ digital asset management system products include network-based video servers, long-duration program monitors, and capture/playout components. Focus’ digital signage and retail media solutions products include standard and high definition MPEG players, servers and associated control software.

Basis of Presentation. The consolidated financial statements include the accounts of Focus and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation. Certain amounts in prior periods have been reclassified to conform to the current presentation.

Business Combinations. The acquisitions of Videonics, Inc., (“Videonics”) COMO Computer and Motion GmbH (“COMO”) and Visual Circuits Corporation (“Visual Circuits”) were accounted for under the purchase method of accounting, and the consolidated financial statements include the results of operations of these companies from the date of acquisition.  The net assets of these companies were recorded at their fair value at the date of acquisition with the excess of the purchase price over such fair values allocated to goodwill.

Use of Estimates. The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Actual results may differ from estimated amounts. Significant estimates used in preparing these financial statements are related primarily to accounts receivable allowances, warranty accruals, inventory valuation allowances, recoverability of capitalized software development costs, deferred tax asset valuation allowances, the value of equity instruments issued for services and the recoverability of goodwill and other intangibles related to acquisitions. It is at least reasonably possible that the estimates will change within the next year.

Financial Instruments. The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivables and accounts payable approximate the respective fair values due to the short-term maturity of these instruments. Long-term debt approximates fair value as these instruments bear interest at terms that would be available through similar transactions with other third parties.

Cash and Cash Equivalents. Focus considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue and Cost Recognition. Revenue consists primarily of sales of products to original equipment manufacturers (“OEMs”), dealers and distributors. Focus recognizes revenues, net of discounts, when all the following conditions have been met: shipment of product (as title transfers upon shipment); a purchase order has been received; the sales price is fixed and determinable; collection of the resulting receivable is probable; and all significant obligations have been met. At the time a sale is recorded, provisions are made to estimate customer returns, reflected as a reduction of revenues and trade receivables, and warranty repair/replacement costs. Although Focus may choose to take back product at its discretion, only a limited number of consumer channel distributors have return rights. In connection with these agreements, distributors may return or exchange slow moving inventory held by that distributor. However, these return rights are limited to 25% of the customer’s prior quarter purchases.

Focus sells software that is embedded into some of its products. The revenue from the embedded software is recognized upon shipment to the customer as the embedded software is deemed to be incidental to the product, as per the guidance in Statement of Position 97-2, Software Revenue Recognition. Generally, revenue from post-delivery customer support, which consists primarily of telephone support, is recognized upon shipment of the software as the support is included in the selling price of the software, is not offered separately, and the cost of the support is insignificant. For those products for which post-delivery customer support is significant, and the embedded software is more than incidental, revenue from the post-delivery customer support is recognized over the service period of generally one year, with the fair value of the customer support element determined based on renewal rates.

Focus defers revenue recognition of sales to certain distributors until the distributor sells through such products to the end customer, or if sell through information is not available from the distributor, when cash is received from the distributors. Receipt of cash from those distributors that do not provide sell through information has historically been indicative of sell through to an end user by that distributor. Management is not aware of any circumstances that would require the return of cash to a distributor, once payment from a distributor has been received. Focus’ inventory at such distributors at December 31, 2004 and 2003 was $15,000 and $18,000, respectively.

Contract revenues are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for the contract. This method is used because management considers expended labor hours to be the best available measure of progress on the contract. There were no contract receivables as of December 31, 2004 or 2003. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Contract revenues were $759,000 for the year ended December 31, 2002. Contract costs for the year ended December 31, 2002 were $499,000 and were included within costs of revenues in the consolidated statement of operations. Focus did not record contract revenues nor did it incur costs associated with contract revenues in 2004 or 2003.

Price Protection and Rebates. The Company has agreements with certain of its customers which, in the event of a price decrease, allow those customers (subject to certain limitations) credit equal to the difference between the price originally paid and the new decreased price on units either in the customers’ inventories on the date of the price decrease, or on the number of units shipped to the customer for a specified time period prior to the price decrease. When a price decrease is anticipated, Focus establishes reserves against gross trade receivables for estimated amounts to be reimbursed to qualifying customers. In addition, Focus records reserves at the time of shipment for rebates.

Concentration of Credit Risk.  Financial instruments that potentially subject Focus to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable.

Focus’ customer base is dispersed across many different geographic areas throughout the world and consists principally of OEM’s, distributors and dealers in the electronics industry. Focus performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. Management assesses collectibility based on a number of factors, including credit-worthiness and past transaction history with the customer. Although collateral is generally not requested, in certain situations Focus will require confirmed letters of credit or cash in advance of shipping to its customers.

As of December 31, 2004, one distributor represented approximately 11% of Focus’ accounts receivable. As of December 31, 2003, one customer and one distributor represented approximately 24% and 17%, respectively, of Focus’ accounts receivable. Focus provides credit to customers in the normal course of business with terms generally ranging between 30 to 60 days. Focus does not usually require collateral for trade receivables, but attempts to limit credit risk through its customer credit evaluation process.

Focus maintains its bank accounts with high quality financial institutions to minimize credit risk, however, Focus’ balances may periodically exceed federal deposit insurance limits.

Inventories. Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. Focus periodically reviews its inventories for potential slow moving or obsolete items and records write-downs for specific items, as appropriate.

Property and Equipment. Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets as set forth below. Focus evaluates property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be measured based on the discounted cash flows compared to the carrying amount. No impairment charge for property and equipment has been recorded in 2004, 2003 or 2002.

Category	Depreciation Period
Equipment	3-5 years
Tooling	2 years
Furniture and fixtures	5 years
Purchased software	1-3 years
Leasehold improvements	Lesser of 5 years or the term of the lease

Capitalized Software. Certain software development costs are capitalized when incurred under Statement of Financial Accounting Standard (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are amortized based on the greater of (1) the ratio of the current gross revenues for a product to the total current and anticipated future gross revenues for the product, or (2) the straight-line basis over the estimated useful life of the asset commencing on the date the product is released. No software development costs were capitalized in 2004, 2003 or 2002. Amortization of capitalized software development costs totaled $40,000 and $339,000, respectively, for the years ended December 31, 2003 and 2002, and are included within cost of product revenue. No amortization of capitalized software development costs was recorded in the year ended December 31, 2004.

Focus continuously assesses the recoverability of its capitalized software development costs, considering anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies.

Goodwill and Intangible Assets.  Focus has a significant amount of goodwill and intangible assets on its balance sheet related to acquisitions. At December 31, 2004 the net $14.8 million of goodwill and intangible assets represented 54% of total assets. Focus reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management evaluates possible impairment of long-lived assets using estimates of undiscounted future cash flows. Impairment loss to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management evaluates the fair value of long-lived assets and intangibles using primarily the estimated discounted future cash flows method. Effective January 1, 2002, Focus adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 removes goodwill from its scope and retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. There was no effect from the adoption of SFAS No. 144.

Effective January 1, 2002, Focus adopted SFAS No. 142, Goodwill and Other Intangibles. Under SFAS No. 142, goodwill is no longer subject to amortization. Rather, SFAS No. 142 requires that intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and at least annually thereafter. Focus completed its annual impairment review during the fourth quarter of 2004. Management has determined that goodwill was not impaired at the annual review date. Under SFAS No. 142, goodwill impairment may exist if the net book value of a reporting unit exceeds its estimated fair value.

Intangible assets other than goodwill are amortized using the straight-line basis over their estimated useful lives ranging from three to four years. In 2002, in connection with the adoption of SFAS No. 142, Focus ceased amortization of the assembled workforce intangible asset associated with the acquisition of Videonics, and reclassified to goodwill the net carrying amount of the intangible asset, in the amount of $537,000.

Advertising and Sales Promotion Costs. Advertising and sales promotion costs are expensed as incurred. Advertising costs consist primarily of magazine advertisements, agency fees and other direct production costs. Advertising and sales promotion costs totaled approximately $390,000, $411,000 and $519,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Legal Fees. Legal fees are charged to expense in the period the legal services are performed.

Research and Development. Research and development costs are expensed as incurred.

Product Warranty Costs. Focus’ warranty period for its products is generally one to three years. Focus accrues for warranty costs based on estimated warranty return rates and costs to repair.

Income Taxes. Focus accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Focus is required to adjust its deferred tax liabilities in the period when tax rates or the provisions of the income tax laws change. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that more likely than not are expected to be realized.

Deferred Price Protection on Common Stock.  Deferred price protection on common stock pertains to 47,055 shares of common stock issued to vFinance, Inc. (formerly Union Atlantic Capital L.C.) in connection with a price protection arrangement executed with vFinance in 2001.  Such shares were recorded based on their fair value at the date of issuance. The price protection provision expired unused in 2002 and Focus was under no further obligations to vFinance, Inc. Consequently, vFinance, Inc returned the 47,055 shares of common stock in the first quarter of 2003.

Deferred Compensation.  Deferred compensation represents the intrinsic value of unvested stock options at the consummation date of the Videonics acquisition that were granted by Focus in exchange for stock options held by the employees of Videonics. Amortization of this deferred compensation was completed in 2002.

Stock Compensation Plans. SFAS No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Stock options issued under Focus’ stock option plans have no intrinsic value at grant date. Accordingly, under APB Opinion No. 25, no compensation cost is recognized.

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

	Years ended December 31,
(In thousands, except per-share data)	2004	2003	2002

Reported net loss	$(10,985)	$(1,698)	$(5,957)

Add: Stock-based employee compensation included in reported net loss	—	—	122
Deduct: Stock-based compensation expense determined under the fair value method	(1,148)	(951)	(1,104)

Pro forma net loss	$(12,133)	$(2,649)	$(6,939)

Basic reported net loss per share	$(0.22)	$(0.04)	$(0.17)
Diluted reported net loss per share	$(0.22)	$(0.04)	$(0.17)

Basic pro forma net loss per share	$(0.24)	$(0.07)	$(0.19)
Diluted pro forma net loss per share	$(0.24)	$(0.07)	$(0.19)

Common stock equivalents have been excluded from all calculations of net loss per share and pro forma net loss per share in 2004, 2003 and 2002 because the effect of including them would be anti-dilutive.

The fair value of each grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2004	2003	2002

Average computed life of options	2-6 years	3-5 years	5 years
Risk-free rate of interest	1.2%-3.8%	2.4%-2.7%	3.1%-4.4%
Volatility of common stock	91%-94%	93%-128%	130%
Dividend yield	—	—	—

Net Loss Per Share. Focus calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by Focus relate to outstanding stock options and warrants. The number of common shares that would be issued under outstanding options and warrants is determined using the treasury stock method. The assumed conversion of debt, outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment to loss per share as a result of the conversion. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive due to net losses being reported in the periods presented.

Comprehensive Loss. Focus’ comprehensive loss includes net loss and foreign currency translation adjustments, which are reflected as a component of shareholders’ equity. The foreign currency translation adjustments result from the translation of COMO’s financial statements, which are denominated in Euros. Gains and losses resulting from foreign currency transactions are included in net loss.

Recent Accounting Pronouncements. In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which codifies, revises and rescinds certain sections of SAB 101, Revenue Recognition in Financial Statements, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on Focus’ operating results or financial condition.

In December of 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (FIN No. 46R). FIN No. 46R expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans and receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. Previously, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46R changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The effective date of FIN No. 46R was deferred until the end of the first interim or annual reporting period ending after March 15, 2004. Focus does not have any variable interest entities.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the recognition requirements of FIN No. 45 did not have a material impact on Focus’ results of operations and financial position.

Focus accounts for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of APB No. 25. Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Focus has not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard may result in significant stock-based compensation expense. The pro forma effects on net loss and loss per share if Focus had applied the fair value recognition provisions of original SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed above (see “Stock Compensation Plans”). Although such pro forma effects of applying the original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by Focus to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for Focus’ fiscal quarter beginning July 1, 2005, and requires the use of the Modified Prospective Application Method. Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS No. 123.

2.                                    Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the years ended December 31, 2004, 2003 and 2002, Focus incurred net losses of $11.0 million, $1.7 million and $6.0 million, respectively, and used net cash in operating activities of $9.4 million, $2.6 million and $5.0 million, respectively. Additionally, in January 2004, Microsoft ceased placing significant orders for Focus’ FS454 product. Shipments of the FS454, which were primarily to Microsoft, represented 10% and 37% of Focus’ total revenues for the years ended December 31, 2004 and 2003, respectively. These factors indicate that Focus may potentially be unable to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should Focus be unable to continue as a going concern. Focus’ continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to return to profitability and significant positive cash flows.

Focus has historically met cash needs from the proceeds of debt, the sale of common stock in private placements and the exercise of employee stock options and warrants. Management continues to assess its product lines in light of technology trends and economic conditions, to identify how to enhance existing product lines or create new distribution channels.

Focus’ management believes that Focus will be required to raise additional funds during 2005 in order to meet all currently planned expenditures and cash requirements through the first customer sampling of its UWB chips, which is currently scheduled to occur prior to August 31, 2005. This date could change because of the inherent uncertainties associated with complex engineering projects. Thereafter, depending upon the results of the sampling program, the timing and level of customer interest, and the profitability of its systems business, Focus may need to raise further capital and/or find a partner to launch UWB products on a commercial basis.

There is no assurance that management’s plans will be successful or if successful, that they will result in Focus continuing as a going concern.

3.                                      Business Combinations

Visual Circuits Corporation

On May 28, 2004, Focus acquired substantially all the assets and assumed certain liabilities of Visual Circuits pursuant to an Agreement and Plan of Reorganization (“Reorganization Agreement”). The transaction was accounted for as a purchase business combination at a total cost of approximately $8.9 million. Founded in 1991, Visual Circuits is a manufacturer and developer of integrated hardware, software and network products that manage, schedule, distribute, store and present digital video in a wide range of commercial media applications.

Under the terms of the Reorganization Agreement, Visual Circuits, located in Minneapolis, Minnesota, received 3,805,453 shares of voting common stock of Focus, including approximately 380,000 shares placed in escrow for the recovery by Focus of any losses resulting from the breach of covenants by Visual Circuits. In connection with this transaction, Focus paid vFinance Investments, Inc., (a related party) a success fee of $168,000 and 80,000 shares of Focus’ common stock.

Visual Circuits’ results of operations are included in Focus’ financial statements from the date of acquisition, and the assets and liabilities were recorded based on their fair values as of the date of acquisition. There were no employee stock options or warrants assumed as a result of the acquisition.

The purchase price of approximately $8.9 million consisted of the fair value of the shares of Focus common stock issued to Visual Circuits, excluding a portion of the escrow shares associated with amounts owed by Visual Circuits to Focus (see Note 10, “Stockholders’ Equity”), 80,000 shares distributed to vFinance Investments, Inc., and acquisition costs of approximately $440,000. The acquisition costs consisted of financial advisory, legal and accounting fees and other direct transaction costs.

The total purchase cost of the Visual Circuits’ transaction is estimated as follows (in thousands):

Value of common shares issued	$8,488
Transaction costs and expenses	440
Total purchase cost	$8,928

The purchase price allocation is as follows:

(In thousands)	Purchase Price Allocation

Assets acquired	$1,180
Intangible asset: Existing technology	1,060
Goodwill	6,896
Liabilities assumed	(508)
In-process research and development	300

$8,928

The tangible net assets acquired represent the historical net assets of Visual Circuits’ business as of May 28, 2004.  As required under purchase accounting, the assets and liabilities of Visual Circuits have been adjusted to fair value.

Focus performed an allocation of the total purchase price of Visual Circuits to its individual assets acquired and liabilities assumed. Developed technology and in- process research and development (“IPRD”) were identified and valued through interviews, analysis of data provided by the Visual Circuits business concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability and associated risks.  The income approach, which includes an analysis of the cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPRD.

Where development projects had reached technological feasibility, they were classified as developed technology and the value assigned to developed technology was capitalized.  The developed technology is being amortized on a straight-line basis over its estimated useful life of three years.

Where the development projects had not reached technological feasibility and had no future alternative uses, they were classified as IPRD. Of the total purchase price, $300,000 was allocated to IPRD, which was expensed upon the consummation of the Reorganization Agreement in the second quarter of 2004. The value was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. If the projects are not successfully developed, the sales and profitability of Focus may be adversely affected in future periods. Goodwill represents the excess of the purchase price over the fair value of the underlying net identifiable assets.

The following pro forma information presents the results of operations of Focus as if the Visual Circuits transaction had occurred on January 1, 2003:

	Years ended December 31,
(In thousands, except per-share data)	2004	2003

Revenue	$21,797	$30,921

Net loss	$(11,532)	$(3,087)

Basic net loss per share	$(0.22)	$(0.07)
Diluted net loss per share	$(0.22)	$(0.07)

COMO Computer & Motion GmbH

On February 27, 2004, Focus completed the acquisition of COMO, located in Kiel, Germany, pursuant to which COMO became a wholly-owned subsidiary of Focus. The acquisition was accounted for as a purchase business combination at a total cost of approximately $1.0 million. Under the terms of the agreement, Focus acquired COMO through the issuance of 185,066 shares of its common stock and approximately $359,000 in cash to COMO’s shareholders. Focus may also issue up to an additional 46,266 shares of its common stock to COMO’s shareholders, in the event certain conditions are met at the end of 2004 and 2005. Additionally, Focus issued 610,096 common shares, held in escrow, to COMO’s two former shareholders who became employees of Focus. — see Note 10, “Stockholders Equity”. In connection with this transaction, Focus paid vFinance Investments, Inc. (a related party), a success fee of $100,000 and 30,000 shares of Focus’ common stock.

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

The purchase price of approximately $1.0 million, consisting of 185,066 shares of Focus common stock issued to the COMO shareholders, the fair value of the 46,266 earn-out shares included in accrued liabilities, 30,000 shares of Focus common stock issued to vFinance, cash paid to the COMO shareholders of $359,000, and acquisition costs of approximately $220,000, has been allocated based on the estimated fair value of net tangible and intangible assets acquired, and liabilities assumed. The earn-out shares are included in the purchase price because Focus management believes it is probable that the conditions under which such shares would become payable will be met. The value of the 610,096 common shares issued to COMO’s two shareholders and held in escrow are not included in the purchase price (see Note 10, “Stockholders’ Equity”). A summary of the preliminary allocation of the purchase price to the assets acquired and liabilities assumed is as follows:

(In thousands)	Purchase Price Allocation

Assets acquired	$782
Intangible asset: Existing technology	890
Goodwill	1,104
Liabilities assumed	(1,766)

$1,010

Existing technology is being amortized on a straight-line basis over an estimated useful life of three years.

DVUnlimited

In September 2003, Focus acquired the intangible assets of DVUnlimited, a sole proprietorship, located in Budapest, Hungary. The total purchase price was $107,000, consisting of cash, common stock and related legal costs. The acquisition was accounted for using the purchase method of accounting and the entire purchase price was allocated to developed technology, which will be amortized on a straight-line basis over a period of three years.

4.                                      Goodwill and Intangible Assets

The following table provides a summary of goodwill by acquisition:

	December 31,
(In thousands)	2004	2003

Videonics	$5,070	$5,070
Tview	121	121
COMO	1,104	—
Visual Circuits	6,896	—

	$13,191	$5,191

The following tables provide a summary of the carrying amounts of intangible assets subject to amortization:

	December 31, 2004
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount

Existing technology	$3,945	$(2,370)	$1,575
Tradename	176	(174)	2

	$4,121	$(2,544)	$1,577

	December 31, 2003
	Gross Amount	Accumulated Amortization	Net Amount

Existing technology	$1,995	$(1,406)	$589
Tradename	176	(130)	46

	$2,171	$(1,536)	$635

The total expected future amortization related to intangible assets is provided in the table below:

(In thousands)	Amortization

Fiscal year 2005	711
Fiscal year 2006	680
Fiscal year 2007	186

Total	$1,577

5.                                      Significant Reserves

A summary of the activity in the significant reserves relating to doubtful accounts receivable, sales returns and inventory valuation is as follows (in thousands):

Accounts Receivable Reserve

December 31,	Beginning Balance	Acquisitions	Charged to Operations	Reductions	Ending Balance
2004	$188	$11	$71	$61	$209
2003	$156	$—	$210	$178	$188
2002	$328	$—	$89	$261	$156

Sales Return Reserve

December 31,	Beginning Balance	Acquisitions	Charged to Operations	Reductions	Ending Balance
2004	$196	$38	$979	$979	$234
2003	$246	$—	$545	$595	$196
2002	$338	$—	$1,071	$1,163	$246

Inventory Reserve

December 31,	Beginning Balance	Operations	Charged to Reductions		Ending Balance
2004	$252	$597	$92		$757
2003	$1,028	$99	$875	(1)	$252
2002	$819	$337	$128		$1,028

(1)          Includes $868,000 of reserves associated with the disposition in 2003 of fully-reserved inventory items included within inventory at December 31, 2002.

Warranty Reserve

December 31,	Beginning Balance	Acquisitions	Charged to Operations	Reductions	Ending Balance
2004	$59	$50	$152	$91	$170
2003	$74	$—	$26	$41	$59
2002	$121	$—	$61	$108	$74

6.                                      Inventories

	December 31,
(In thousands)	2004	2003

Raw materials	$2,308	$2,048
Work in process	51	72
Finished goods	1,582	1,373

	$3,941	$3,493

Focus periodically reviews its inventories for excess and obsolete inventory items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost. As a result of this inventory review, Focus charged approximately $597,000, $99,000 and $337,000 to cost of revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

7.                                      Property and Equipment

	December 31,
(In thousands)	2004	2003

Equipment	$1,077	$900
Tooling	315	683
Furniture and fixtures	86	40
Leasehold improvements	173	167
Purchased software	794	500
	$2,445	$2,290
Accumulated depreciation and amortization	(1,329)	(2,144)

Property and Equipment, net	$1,116	$146

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2004, 2003 and 2002 was $235,000, $170,000 and $285,000, respectively.

8.                                      Borrowings

Borrowings consisted of the following:

	December 31,
(In thousands)	2004	2003
Short-term debt:
Current portion of notes payable to bank	$55	$—
Borrowings under line of credit	567	—
	622	—
Long-term debt:
Long-term portion of notes payable to bank	174	—
Convertible promissory notes payable to shareholder	—	3,867
	174	3,867

	$796	$3,867

Short- and long-term bank debt and a line of credit were assumed by Focus as a result of the acquisition of COMO in February 2004 – see Note 3, “Business Combinations”. Short-term debt consists of the current portion of two notes payable, which in aggregate, and including the long-term portion, total approximately $229,000, and borrowings under a line of credit of approximately $567,000. The notes payable and line of credit are with a local German bank.

The two notes of $191,000 and $38,000 are denominated in Euros and will be repaid through December 2011 and December 2005, respectively, at an average interest rate of 6%.

In connection with the line of credit, Focus’ German subsidiary - COMO, maintains a cash balance with the lending institution, which is reported as restricted cash on Focus’ balance sheet. Interest is payable on this line of credit at a rate of 10%. There are no financial covenants applicable to this credit facility, nor is there an applicable maturity date.

However, the bank reviews COMO’s financial results in accessing future extensions of credit. At December 31, 2004, there were no further borrowings available under this facility.

The notes payable and line of credit are secured by personal guarantees, of approximately $500,000 and life insurance pledges from the two shareholders from whom Focus purchased the shares of COMO common stock, as well as COMO’s inventory, accounts receivable and fixed assets.

A loan with a German small business lending institution that consisted of two contracts of similar amounts signed in 1995 and 1996 was also assumed in the acquisition of COMO. As a result of Focus’ acquisition of COMO, the lending institution requested that COMO repay these loans, and accordingly the loans with an outstanding balance of $251,000 were repaid in July 2004.

Convertible Promissory Notes

Carl Berg, a Focus director and shareholder, loaned Focus $2.4 million on October 26, 2000, to collateralize a $2.4 million bond posted in connection with litigation involving CRA Systems, Inc., which was settled in May 2002. The promissory note had a term of three years and bore interest at a rate of prime plus 1%. Interest earned on the restricted collateral deposit was payable to Mr. Berg. The interest payable by Focus to Mr. Berg was reduced by the amount of interest earned on the restricted collateral deposit. The principal amount of the note was originally due on October 26, 2003, but was amended on November 25, 2003, to provide for an extension of the maturity date to January 25, 2005, with interest to be paid quarterly. Under certain circumstances, including at the election of Mr. Berg and Focus, the promissory note and any accrued and unpaid interest was convertible into shares of Focus common stock at a conversion price of $1.25, which represented the average closing bid and ask price of Focus common stock on the day preceding the agreement. The promissory note was secured by a security agreement in favor of Mr. Berg, granting him a first priority security interest over substantially all of Focus’ assets. On May 7, 2001, $46,000 of outstanding interest due under the note was converted into 38 shares of Series B Preferred Stock. In February 2002, in connection with the settlement of the CRA Systems Inc. case, the bond was liquidated and excess proceeds of $145,000 were used to pay down a portion of this note.

On February 28, 2001, Carl Berg agreed to loan Focus $2.0 million to support its working capital needs, bearing interest at a rate of prime plus 1%. The principal amount of the note was due at the end of its term, with interest to be paid quarterly. On April 24, 2001, the note was amended to provide that under certain circumstances, including at the election of Mr. Berg and Focus, the promissory note and any accrued and unpaid interest was convertible into shares of Focus preferred stock at a conversion price of $1,190 per share, which represented 1,000 (each share of preferred is convertible into 1,000 shares of common) multiplied by 125% of the trailing 30-day average of Focus’ common stock ending April 23, 2001. The promissory note was secured by a security agreement in favor of Mr. Berg granting him a security interest in first priority over substantially all of Focus’ assets. On May 7, 2001, Focus and Mr. Berg agreed to the conversion of $1.0 million of the outstanding principal balance and $16,000 of accrued interest into 854 shares of Series B Preferred Stock. On November 25, 2003, the note was amended to provide for an extension of the maturity date for the remaining principal balance of $1.0 million from the maturity date of October 26, 2003 to January 25, 2005.

On June 29, 2001, Focus issued a convertible promissory note to Mr. Berg in the amount up to $650,000 to support Focus’ working capital needs. The promissory note had an original due date of January 3, 2003, which was extended to January 25, 2005, and bore interest at a rate of prime plus 1%. The principal amount of the note was due at the end of its term, with interest to be paid quarterly. The note provided that at the election of Mr. Berg and Focus, the promissory note and any accrued and unpaid interest was convertible into shares of Focus’ Series C Preferred Stock at a conversion price of $1,560 per share, which represented 1,000 multiplied by 125% of the trailing 30-day average of Focus’ common stock ending June 28, 2001. The promissory note was secured by a security agreement in favor of Mr. Berg granting him a security interest in first priority over substantially all of Focus’ assets.

At December 31, 2003, Focus owed Carl Berg approximately $4.4 million in principal and accrued interest on the various aforementioned notes. On March 19, 2004, Mr. Berg converted his approximately $3.9 million of debt and $587,000 of accrued interest into common and preferred stock. This conversion resulted in the issuance of 2,173,193 shares of Focus’ common stock and 840 shares of Series B preferred stock and 417 shares of Series C preferred stock, which are convertible into an additional 840,000 and 417,000 shares of Focus’ common stock, respectively.

Accounts Receivable-Based Credit Line

In November 2004, Focus obtained a $4.0 million line of credit under which it can borrow up to 90% of its eligible outstanding accounts receivable, excluding accounts receivable of COMO. The credit line expires in November 2005 and is secured by a personal guarantee from Carl Berg. In connection with this credit line, the bank obtained a first priority security interest in Focus’ accounts receivable through an agreement with Mr. Berg, which enables Mr. Berg to retain his existing security interest in all of Focus’ assets while subordinating his interest in Focus’ accounts receivable.

The credit line is subject to certain ongoing covenants based on liquidity ratios and operating results. Borrowings under the credit line bear interest at a rate of prime plus 1%. In connection with the line of credit, Focus issued warrants to the bank to purchase 77,186 shares of Focus’ common stock at an exercise price of approximately $1.17 per share. At December 31, 2004, Focus had the ability to borrow approximately $2.5 million, based on eligible accounts receivable. At December 31, 2004, there was no outstanding balance on this credit line.

9.                                      Commitment and Contingencies

Research and Development Agreements

In June 2004, Focus entered into a development and license agreement under which Focus agreed to pay $664,000 to a third party for engineering services and the rights to certain intellectual property that will be used in the research and development of Ultra Wideband technology. Such amount was expensed to research and development ratably over the development period from June 2004 to January 2005. A total of $648,000 was expensed in 2004. Payments were made upon the achievement of specific development milestones by the third party, which were completed in January 2005.

On October 1, 2004, Focus entered into a design services contract under which Focus agreed to pay $2.9 million to a third party for the design and development of high performance UWB integrated circuits. Payments will be made upon the completion of specific milestones by the third party, which are expected to be completed by December 2005. For three months ended December 31, 2004, $493,000 was charged to research and development expense and $91,000 was included within prepaid expenses at December 31, 2004.

Leases

Focus leases office facilities and certain equipment under operating leases. Under the lease agreements, Focus is obligated to pay for utilities, taxes, insurance and maintenance. Total rent expense for the years ended December 31, 2004, 2003 and 2002 was approximately $670,000, $504,000 and $606,000, respectively.

Minimum lease commitments at December 31, 2004 are as follows:

(In thousands)	Lease Commitments

2005	$556
2006	553
2007	528
2008	186
2009	195

$2,018

Employment Agreements

Focus has employment agreements with certain corporate officers. The agreements are generally one to two years in length and provide for minimum salary levels. These agreements include severance payments of approximately half to one times each officer’s annual compensation.

Restructuring Expenses

On September 30, 2002, Focus closed its facility in Chelmsford, Massachusetts, resulting in a $96,000 restructuring charge and the severance of 7% of its personnel. In the second quarter of 2003, Focus was able to settle amounts due on the closure of this facility for $29,000 less than originally estimated.

Indemnification agreements

Focus enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that Focus’ products infringe a patent, copyright or trademark, or misappropriate a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including but not limited to product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them noninfringing. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies, and are generally limited to the amount paid by the customer. Focus has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications are outstanding as of December 31, 2004. As a result, Focus believes the estimated fair value of these indemnification agreements, if any, to be minimal, and therefore no liability has been recorded with respect to such indemnifications as of December 31, 2004.

General

From time-to-time, Focus is party to certain other claims and legal proceedings that arise in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on Focus’ financial position or results of operation.

10.                               Stockholders’ Equity

Preferred Stock

On April 24, 2001, Focus’ Board of Directors adopted a Certificate of Designation whereby a total of 2,000 shares of Series B Preferred Stock, $0.01 par value per share, are reserved for issuance. Each share has a liquidation preference in the amount of $1,190 plus all accrued or declared but unpaid dividends. Cash dividends on the stock are non-cumulative and are paid at the option of the Board of Directors. If paid, the rate shall be 7% per annum. The board does not presently intend to pay dividends on the stock. At the option of the holder, each share is convertible into 1,000 shares of Focus’ common stock.

On November 12, 2001, Focus’ Board of Directors adopted a Certificate of Designation whereby a total of 500 shares of Series C Preferred Stock, $0.01 par value per share, are reserved for issuance. Each share has a liquidation preference in the amount of $1,560 plus all accrued or declared but unpaid dividends. Cash dividends on the stock are non-cumulative and are paid at the option of the Board of Directors. If paid, the rate shall be 7% per annum. The board does not presently intend to pay dividends on the stock. At the option of the holder, each share is convertible into 1,000 shares of Focus’ common stock.

At December 31, 2003, Focus owed Carl Berg approximately $4.4 million in principal and accrued interest on the various notes (Note 8, “Borrowings – Convertible Promissory Notes”). On March 19, 2004, Mr. Berg converted his approximately $3.9 million of debt and $587,000 of accrued interest into common and preferred stock. This conversion resulted in the issuance of 2,173,193 shares of Focus’ common stock and 840 shares of Series B preferred stock and 417 shares of Series C preferred stock, which are convertible into an additional 840,000 and 417,000 shares of Focus’ common stock, respectively.

Common Stock

For the year ended December 31, 2004, Focus issued at various times, an additional 199,806 shares of common stock through exercises of options and warrants, receiving cash of approximately $192,000.

The acquisition of COMO on February 27, 2004 resulted in the issuance of 215,066 shares of Focus’ common stock, consisting of 185,066 shares issued to COMO’s shareholders, and 30,000 shares issued to vFinance Investments, Inc., for investment banking services related to the acquisition. Additionally, Focus issued 610,096 common shares, held in escrow, (“the Escrow shares”) to COMO’s two former shareholders (“the Sellers”) who became employees of Focus. The Escrow shares were issued in exchange for the Sellers non-interest bearing, non-recourse, demand notes payable to Focus and COMO in the aggregate amount of $1.1 million. The two former shareholders of COMO can sell the Escrow shares at no less than the then current fair market value, with all proceeds to be remitted to Focus and COMO in exchange for cancellation of the outstanding note obligations, regardless of whether such proceeds are greater than or less than the balance of the notes.  For accounting purposes, the Escrow shares are reported in the accompanying financial statements as outstanding, subscribed shares. The proceeds from the sale of such shares as eventually remitted to Focus by the Sellers will be recorded as an increase in capital when received. The note receivable from the Sellers is not recorded in the accompanying condensed consolidated financial statements, as it will be cancelled upon receipt of the proceeds from the Escrow shares.

On April 6, 2004, Focus completed the sale of 3,862,070 shares of its common stock to a group of third party investors in a private placement transaction, receiving proceeds of approximately $5.1 million, net of offering costs of approximately $451,000. The shares were issued at $1.45 per share, an approximate 11% discount to the closing price of Focus’ common stock on April 5, 2004. In connection with the private placement, Focus issued warrants to the investors and to a placement agent to purchase a total of 940,414 shares of common stock at an exercise price of $2.00 per share. No compensation expense was recorded given that the warrants were issued in connection with the issuance of common stock.

On May 28, 2004, Focus acquired substantially all the assets and assumed certain liabilities of Visual Circuits pursuant to an Agreement and Plan of Reorganization. Under the terms of the agreement, Visual Circuits, located in Minneapolis, Minnesota, received 3,805,453 shares of voting common stock of Focus, including approximately 380,000 shares placed in escrow for the recovery by Focus of any losses resulting from the breach of covenants by Visual Circuits. In connection with this transaction, Focus paid vFinance Investments, Inc., (a related party) a success fee of $168,000 and 80,000 shares of Focus’ common stock.  The agreement also required VCC Liquidating Corporation (“VCC”), formerly Visual Circuits, to reimburse Focus for all transaction costs paid by Visual Circuits prior to the acquisition. Such transaction costs, originally estimated to be $400,000 and later reduced to approximately $337,000 upon final determination of the transaction costs, were to have been reimbursed to Focus on or before October 8, 2004. Focus was entitled to recover the amount owed, in the event such amount was not reimbursed to Focus, by the return to Focus of Focus common stock held in escrow, with such number of shares to be determined by dividing the amount owed by an agreed-upon exchange rate of $2.33 per share. VCC subsequently sought to reduce this obligation, citing certain potential offsetting claims against Focus. Consequently, on November 2, 2004, the parties entered into a settlement agreement, whereby the obligation to Focus was initially reduced to approximately $225,000, to be repaid on or before February 15, 2005. If VCC did not remit this settlement amount by February 15, 2005, then the settlement amount owed was to have been increased in $20,000 increments on a monthly basis if not paid on the fifteenth of each subsequent month to a maximum of $305,000, if the then existing settlement amount was not repaid by May 15, 2005. If any amount owed remained unpaid after May 15, 2005, Focus had the right to recover such amounts in exchange for Focus common stock held in escrow, based on a reduced exchange rate of $1.15 per share. The receivable from VCC was not recorded in the accompanying consolidated balance sheet at December 31, 2004, as the recourse available to Focus in the event of default was limited to the shares held in escrow. On February 15, 2005, Focus collected the amount owed of $225,000 and recorded the proceeds as an increase in capital at that date.

On June 1, 2004, Focus issued warrants to purchase 50,000 shares of common stock as compensation to an unrelated party for investor relation services. The warrants are exercisable for a period of two to three years at exercise prices ranging from $1.35 to $1.80 per share. Focus recorded charges to general and administrative expenses of approximately $32,000 for the quarter ended June 30, 2004 based on the fair value of these warrants.

On November 17, 2004, Focus completed the sale of 6,666,667 shares of its common stock to a group of third party investors in a private placement transaction, receiving proceeds of approximately $5.6 million, net of offering costs of approximately $408,000. In connection with the private placement, Focus issued the purchasers warrants to purchase an aggregate of up to 1,666,668 shares of Focus’ common stock at an exercise price of $1.25 per shares. Furthermore, in connection with the private placement Focus issued warrants to purchase 288,000 shares of common stock at $1.25 per share to the two placement agents. No compensation expense was recorded given that the warrants were issued in connection with the issuance of common stock. As of March 9, 2005, the securities issued in connection with this transaction are currently pending registration on a Form S-3.

Focus issued warrants to a bank to purchase 77,186 shares of Focus’ common stock at $1.17 per share in connection with a credit line Focus entered into in November 2004. Focus recorded charges to general and administrative expenses of approximately $10,000 for the quarter ended December 31, 2004 based on the fair value of these warrants.

On December 19, 2003, Focus’ stockholders approved an increase to the authorized common shares from 60,000,000 to 100,000,000. This increase was recommended and approved by Focus’ Board of Directors to ensure that sufficient shares were available for issuance under Focus’ stock option plans and for issuances associated with potential acquisitions, private placements and services provided by non-employees.

For the year ended December 31, 2003, Focus issued at various times 3,020,472 shares of common stock through exercises of options and warrants, receiving cash of approximately $3.4 million.

On July 2, 2003, Focus completed the sale of 2,200,000 shares of its common stock in a private placement to two independent third parties, receiving proceeds of approximately $1.9 million, net of offering costs of $280,000. The shares were sold at an approximate 20% discount to the five-day average closing bid prices of Focus’ common stock prior to closing. In connection with the private placement, Focus issued warrants to the two investors and a placement agent to purchase a total of 467,500 shares of common stock at an exercise price of $1.44 per share. No compensation expense was recorded given that the warrants were issued in connection with the issuance of common stock.

For the year ended December 31, 2002, Focus issued at various times an 886,847 shares of common stock through the exercises of options and warrants, receiving cash of approximately $634,000.

On January 11, 2002, Focus completed the sale of 2,434,490 shares of its common stock in a private placement to four independent third parties, receiving proceeds of approximately $2.4 million, net of offering costs of $314,000. Additionally, Focus incurred $182,000 of costs during 2001 in connection with this offering (including costs associated with the subsequent registration of the shares), resulting in total offering costs of $496,000. The shares were sold at a 20% discount to the 20-day average closing bid prices of Focus’ common stock as of December 27, 2001, the date an agreement in principle was reached by the parties. In connection with the private placement, Focus issued warrants to the four investors to purchase a total of 367,140 shares of common stock at an exercise price of $1.36 per share. Additionally, in connection with the efforts of vFinance Investments Inc. to find investors in the private placement, Focus issued warrants to vFinance Investments Inc. to purchase a total of 123,690 shares of common stock at an exercise price of $1.36 per share. No compensation expense was recorded given that the warrants were issued in connection with the issuance of common stock. See Note 15, “Related Party Transactions.”

On March 1, 2002, Focus issued warrants to purchase 270,000 shares of common stock as compensation to three unrelated parties for consulting services in the areas of investment advisory, investor relations and public relation services. The warrants are exercisable for a period of two to three years at exercise prices ranging from $1.35 to $1.50 per share. Focus recorded charges to general and administrative expenses of approximately $238,000 for the quarter ended March 31, 2002 based on the fair value of the warrants.

On November 25, 2002, Focus completed the sale of 800,000 shares of its common stock in a private placement to two independent third parties, receiving proceeds of approximately $685,000, net of offering costs of $83,000. The shares were sold at an approximate 20% discount to the 20-day average closing bid prices of Focus’ common stock as of November 24, 2002, the date an agreement in principle was reached by the parties. Additionally, in connection with the efforts of vFinance Investments Inc. to find investors in the private placement, Focus issued warrants to vFinance Investments Inc. to purchase a total of 40,000 shares of common stock at an exercise price of $1.20 per share. No compensation expense was recorded given that the warrants were issued in connection with the issuance of common stock. See also Note 15, “Related Party Transactions.”

Common Stock Purchase Warrants

The aggregate fair value of all warrants issued in connection with compensation for financial advisory and other services charged to operations in 2004 and 2002 was calculated at approximately $42,000 and $238,000, respectively (none for 2003). Focus calculated the fair value of the warrants using the Black-Scholes model and the following assumptions:

	2004	2003	2002
Risk-free rate of interest	1.5% – 3.9%	n/a	2.9% -3.6%
Average computed life of warrants	2-7 years	n/a	2-3 years
Dividend yield	0.0%	n/a	0.0%
Volatility of common stock	94%	n/a	136%-143%

Common stock warrant activity is summarized as follows:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Warrants outstanding at beginning of year	429,500	$1.94	1,174,569	$1.67	843,079	$1.54
Warrants granted	3,022,268	$1.49	467,500	$1.44	677,140	$1.40
Warrants exercised	(50,000)	$1.35	(910,140)	$1.42	(283,250)	$0.66
Warrants canceled	(125,000)	$2.88	(302,429)	$1.69	(62,400)	$1.59

Warrants outstanding at end of year	3,276,768	$1.48	429,500	$1.94	1,174,569	$1.67

Weighted average fair value of warrants granted during the year		$0.85		$0.96		$1.40

Information pertaining to warrants outstanding at December 31, 2004 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Life (Yrs)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price

$1.17-$1.25	2,031,854	3.99	$1.25	2,031,854	$1.25
$1.35-$1.50	279,500	1.75	$1.44	279,500	$1.44
$1.65-$1.80	25,000	1.42	$1.73	25,000	$1.73
$2.00-$2.00	940,414	4.09	$2.00	940,414	$2.00

Outstanding at December 31, 2004	3,276,768	3.81	$1.48	3,276,768	$1.48

Stock Option Plans

1992 Stock Option Plan

Focus’ 1992 Stock Option Plan (the “ 1992 Plan”) provides for the granting of incentive and non-qualified options to purchase up to approximately 1.8 million shares of common stock. Incentive stock options may be granted to employees of Focus and non-qualified options may be granted to employees, directors or consultants. Incentive stock options may not be granted at a price less than 100% (110% in certain cases) of the fair-market value of common stock at date of grant. Non-qualified options may not be granted at a price less than 85% of fair-market value of common stock at date of grant. As of December 31, 2004, all options granted under the 1992 Plan were issued at market value at the date of grant. Additionally, no further options were available for grant under the Plan. Options generally vest annually over a three-year period and are exercisable over a five-year period from date of grant. The term of each option under the Plan is for a period not exceeding ten years from date of grant. As of December 31, 2004, options under the Plan to purchase 212,000 shares of the Company’s common stock were outstanding with exercise prices of $1.00 to $1.28 per share.

1997 Director Stock Option Plan

In 1997, the Board of Directors adopted the 1997 Director Stock Option Plan (the “1997 Director Plan”), which authorized the grant of options to purchase up to an aggregate of 1.0 million shares of common stock. The exercise price per share of options granted under the 1997 Director Plan was equal to the market value of the common stock of Focus on the date of grant. Options granted under the 1997 Director Plan are exercisable over a five-year period with vesting determined at varying amounts over a three-year period. As of December 31, 2004, options under the 1997 Director Plan to purchase 175,000 shares of Focus’ common stock were outstanding with an exercise price between $1.15 and $1.22 per share.

1998 Stock Option Plan

In 1998 Focus adopted the 1998 Non-qualified Stock Option Plan (the “1998 NQSO Plan”), which authorized the grant of options to purchase up to an aggregate of 1.3 million shares of common stock. The exercise price per share of options granted under the 1998 NQSO Plan was equal to the market value of the common stock of Focus on the date of grant. Options granted under the 1998 NQSO Plan are exercisable over a five-year period with vesting determined at varying amounts over a three-year period. As of December 31, 2004, options under the 1998 NQSO Plan to purchase 180,111 shares of Focus’ common stock were outstanding with an exercise price between $1.15 and $1.28 per share.

2000 Non-Qualified Option Plan

On April 27, 2000, the Board of Directors of Focus adopted the 2000 Non-Qualified Stock Option Plan (the “2000 Plan”). On August 15, 2000 the maximum number of options available under the 2000 Plan was increased from 3,000,000 million to 5,000,000 million. On December 28, 2000 the Company’s stockholders approved the 2000 Plan. Options under the 2000 Plan may be granted to employees, directors or consultants of the Company. The exercise price per share of options granted under the 2000 Plan is equal to the market value of the common stock of the Company on the date of grant. The 2000 Plan requires that options granted will expire five years from the date of grant. Each option granted under the 2000 Plan first becomes exercisable upon time periods set by the Compensation Committee of the Focus Board of Directors. With respect to non-executive officer employees, eight and one third percent (8 1/3%) of the shares vest every three months from grant date. Options issued to the Focus Board of Directors and the executive officers under the 2000 Plan shall vest in equal amounts occurring monthly over a three-year period, or upon the occurrence of certain events.

On January 16, 2001 in connection with the acquisition of Videonics, options outstanding under the Videonics 1987 Stock Option Plan and the 1996 Amended Stock Option Plan were exchanged for Focus 2000 Plan options to purchase common stock. Focus issued 0.87 shares of Focus options for each issued and outstanding share of Videonics options on the closing date. Based on the exchange ratio, a total of 1,117,597 shares were issued. Such options retained their original vesting periods of three to four years and are canceled 90 days after termination of employment. As of December 31, 2004, options under the 2000 Plan, including those converted in connection with the Videonics merger, to purchase 3.2 million shares of Focus’ common stock were outstanding with an exercise price between $0.43 and $1.57.

2002 Non-Qualified Option Plan

On October 30, 2002, the Board of Directors of Focus adopted the 2002 Non-Qualified Stock Option Plan (the “2002 Plan”). Focus’ stockholders approved the 2002 Plan on December 20, 2002. On September 24, 2003 the maximum number of options available under the 2002 Plan was increased from 1,000,000 to 2,200,000. On December 19, 2003 Focus’ stockholders approved the amendment to the 2002 Plan. Options under the 2002 Plan may be granted to employees, directors or consultants of the Company. The exercise price per share of options granted under the 2002 Plan is equal to the market value of the common stock of the Company on the date of grant. The 2002 Plan requires that options granted will expire ten years from the date of grant. Each option granted under the 2002 Plan first becomes exercisable upon time periods set by the Compensation Committee of the Focus Board of Directors. With respect to non-executive officer employees, eight and one third percent (8 1/3%) of the shares vest every three months from grant date. Options issued to the Focus Board of Directors and the executive officers under the 2002 Plan shall vest in equal amounts occurring monthly over a three-year period or upon the occurrence of certain events. As of December 31, 2004, options under the 2002 Plan to purchase 2.2 million shares of Focus’ common stock were outstanding with an exercise price between $0.75 and $2.22 per share.

2004 Non-Qualified Option Plan

On May 27, 2004, Focus’ Board of Directors adopted, and on August 6, 2004 Focus’ shareholders approved, the 2004 Stock Incentive Plan (the “2004 Plan”). Options and restricted stock under the 2004 Plan may be granted to employees, directors or consultants of the Company. The exercise price per share of options granted under the 2004 Plan is equal to the market value of the common stock of the Company on the date of grant. The 2004 Plan requires that options granted will expire ten years from the date of grant. Each option or restricted stock granted under the 2004 Plan first becomes exercisable upon time periods set by the Compensation Committee of the Focus Board of Directors. Options and restricted stock issued from the 2004 Plan generally vest over a period of three to five years. As of December 31, 2004, options under the 2004 Plan to purchase 1.4 million shares of Focus’ common stock were outstanding with an exercise price between $1.01 and $1.14 per share.

A summary of activity related to Focus’ stock option plans follows:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding at beginning of year	5,188,150	$1.07	6,431,199	$1.00	6,144,456	$0.94
Options granted	3,026,432	$1.20	989,558	$1.42	1,242,774	$1.20
Options exercised	(149,806)	$0.83	(2,110,332)	$1.01	(603,597)	$0.74
Options canceled	(624,057)	$1.28	(122,275)	$1.26	(352,434)	$1.11

Options outstanding at end of year	7,440,719	$1.11	5,188,150	$1.07	6,431,199	$1.00

Options exercisable at end of year	4,037,522	$1.03	3,574,603	$0.97	4,517,579	$1.00

Weighted average fair value of options granted during the year	$0.73		$1.24		$0.91

At December 31, 2004, options available for grant under all plans totaled 1,350,662.

Information pertaining to options outstanding at December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Life (Yrs)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price

$0.43-$0.90	1,863,089	2.10	$0.65	1,791,229	$0.65
$1.01-$1.43	4,581,161	6.85	$1.17	1,714,720	$1.18
$1.53-$1.97	903,690	6.44	$1.62	481,793	$1.63
$2.05-$10.21	92,779	7.25	$2.80	49,780	$3.42

Outstanding at December 31, 2004	7,440,719	5.62	$1.11	4,037,522	$1.03

11.                             Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	2004	2003	2002
Numerator - basic and diluted:
Net loss	$(10,985)	$(1,698)	$(5,957)

Denominator - basic and diluted:
Weighted average common shares outstanding	50,823	39,121	35,697
Weighted average common shares subject to repurchase	(745)	—	—
Weighted average common and common equivalent shares	50,078	39,121	35,697

Basic and diluted net loss per share outstanding	$(0.22)	$(0.04)	$(0.17)

The following table summarizes common stock equivalents that are not included in the denominator or used in the diluted net loss per share calculation because to do so would be antidilutive for the years ended December 31, 2004, 2003 and 2002:

	December 31,
	2004	2003	2002

Conversion of notes payable to shareholder	—	2,201,139	1,917,471
Options to purchase common stock	7,440,719	5,188,150	6,431,199
Warrants to purchase common stock	3,276,768	429,500	1,174,569

Total common stock equivalents	10,717,487	7,818,789	9,523,239

12.                               Income Taxes

Focus’ tax benefit of $282,000 is comprised of a $298,000 tax benefit generated by its foreign subsidiary, COMO, offset by a $16,000 tax provision related to minimum tax payments due within the United States and foreign locations. The $298,000 tax benefit generated by COMO results primarily from the tax benefit associated with 2004 operating losses and the reduction of a deferred tax liability associated with the amortization of intangible assets.

The differences between the provision (benefit) for income taxes from the provision (benefit) computed by applying the statutory Federal income tax rate are as follows:

	2004	2003	2002

Benefit computed at statutory rate (34%)	$(3,831)	$(577)	$(2,027)
State income tax, net of federal tax	1,120	(241)	173
Increase in valuation allowance on deferred tax assets	2,677	1,128	2,117
Current year research credits	(262)	(140)	—
Research credit true-up	(71)	(177)	—
Write-off of in-process research and development	102	—	—
Deferred compensation	—	—	42
Capital loss	—	—	(92)
Other	(17)	9	(223)

	$(282)	$2	$(10)

The net deferred tax asset (liability) consists of the following:

	December 31,
(In thousands)	2004	2003	2002

Net deferred tax asset	$28,489	$26,339	$23,939
Valuation allowance on net deferred tax asset	(28,536)	(26,339)	(23,939)

Net deferred tax liability	$(47)	$—	$—

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

	Year ended December 31,
(In thousands)	2004	2003	2002

Net operating loss carryforward	$24,315	$23,537	$21,410
Income tax credit carryforward	1,317	734	273
Tax basis in excess of book basis of fixed assets	152	205	216
Book inventory cost less than tax basis	484	249	783
Reserve for bad debts	58	75	62
Tax basis in subsidiaries in excess of book value	915	915	915
Deferred research and development cost	864	501	126
Other accruals	495	350	590
Capitalized software development costs	—	(16)	(16)
Intangible assets	(159)	(211)	(420)
Other	48	—	—
	28,489	26,339	23,939
Valuation allowance on deferred tax asset	(28,536)	(26,339)	(23,939)

Net deferred tax liability	$(47)	$—	$—

A summary of the change in the valuation allowance on deferred tax assets is as follows:

	Year ended December 31,
(In thousands)	2004	2003	2002

Balance at beginning of year	$26,339	$23,939	$21,822
Addition to the allowance for deferred tax assets	2,197	2,400	2,117

Net deferred tax asset	$28,536	$26,339	$23,939

At December 31, 2004, Focus had the following carryforwards available for income tax purposes:

(In thousands)

Federal net operating loss carryforwards expiring in various amounts through 2024	$69,387

State net operating loss carryforwards expiring in various amounts through 2008	$8,947

Foreign net operating loss carryforwards	$520

Credit for research activities	$1,513

Due to the uncertainty surrounding the realization of these favorable tax attributes, Focus has placed a valuation allowance against its otherwise recognizable net deferred tax assets. Current federal and state tax laws include substantial restrictions on the utilization of tax credits in the event of an “ownership change” of a corporation, as provided in Section 382 of the Internal Revenue Code. Accordingly, Focus’ utilization of its net operating losses and tax credits will be limited.

13.                               Business Segment and Geographic Information

Focus’ reportable segments are Systems and Semiconductor. These reportable segments have distinct products — Systems consists of products designed to provide solutions in PC-to-TV scan conversion, video presentation, digital-video conversion, video production and home theater markets and Semiconductor consists of Application Specific Integrated Circuits (ASICs). Focus’ chief operating decision maker is the CEO.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Focus evaluates segment performance based on operating income (loss) and does not allocate net interest, other income or taxes to operating segments. Additionally, Focus does not allocate assets by operating segment. Segment results reported below for the years ended December 31, 2003 and 2002 were not available in those respective years and were constructed in 2004 for comparative purposes.

	Year ended December 31, 2004
	Systems	Semiconductor	Total

Net revenue	$16,553	$3,462	$20,015
Cost of revenue	11,281	2,233	13,514
Gross margin	5,272	1,229	6,501

Operating expenses:
Sales, marketing and support	3,937	916	4,853
General and administrative	2,291	819	3,110
Research and development	3,895	4,663	8,558
Amortization of intangible assets	585	275	860
In-process research and development	300	—	300
	11,008	6,673	17,681
Loss from operations	$(5,736)	$(5,444)	$(11,180)

	Year ended December 31, 2003
	Systems	Semiconductor	Total

Net revenue	$13,986	$12,589	$26,575
Cost of revenue	8,794	8,683	17,477
Gross margin	5,192	3,906	9,098

Operating expenses:
Sales, marketing and support	3,474	839	4,313
General and administrative	1,321	430	1,751
Research and development	1,928	2,349	4,277
Amortization of intangible assets	507	21	528
Restructuring recovery	(29)	—	(29)
	7,201	3,639	10,840
Income (loss) from operations	$(2,009)	$267	$(1,742)

	Year ended December 31, 2002
	Systems	Semiconductor	Total

Net revenue	$14,401	$2,911	$17,312
Cost of revenue	9,361	1,993	11,354
Gross margin	5,040	918	5,958

Operating expenses:
Sales, marketing and support	4,138	740	4,878
General and administrative	1,831	272	2,103
Research and development	1,963	2,059	4,022
Amortization of intangible assets	447	156	603
Restructuring expense	96	—	96
	8,475	3,227	11,702
Loss from operations	$(3,435)	$(2,309)	$(5,744)

Geographic and Customer Information

During the year ended December 31, 2002, Focus only had operations in the United States. During 2003, Focus established a semiconductor sales and application support office in Taiwan. All orders taken by the Taiwan sales office are approved by Focus’ United States headquarters and shipped from the United States. In February 2004, Focus completed the acquisition of COMO, located in Kiel, Germany, pursuant to which COMO became a wholly-owned subsidiary of Focus — see Note 3, “Business Combinations”. COMO is included within the Systems reporting segment. The net book value of long-lived assets located outside the United States totaled $1.8 million at December 31, 2004 (none at December 31, 2003).

For the years ended December 31, 2004 and 2002, one distributor represented 11% of Focus’ total net revenues. For the year ended December 31, 2003 one customer represented 37% of Focus’ total net revenues.

The following table summarizes revenue by geographic area, based on customer billing address:

	Years ended December 31,
(In thousands)	2004	2003	2002

United States	$14,429	$21,066	$12,828
Americas (excluding the United States)	490	208	288
Europe	2,440	1,745	1,513
Asia	2,656	3,556	2,683

	$20,015	$26,575	$17,312

14.                               Employee Benefit Plan

Effective July 1, 1998, Focus implemented a Section 401(k) Profit Sharing Plan (the “401(k) Plan”) for all eligible employees. Focus may make discretionary contributions to the 401(k) Plan. Employees are permitted to make elective deferrals of up to 15% of employee compensation and employee contributions to the 401(k) Plan are fully vested at all times. Depending on the Plan, Focus’ contributions either become vested over a period of five years or are vested immediately. For the years ended December 31, 2004, 2003 and 2002, Focus made contributions of approximately $59,000, $23,000 and $19,000, respectively.

15.                               Related Party Transactions

vFinance, Inc.

Timothy Mahoney is the Chairman and C.O.O. of vFinance, Inc., the parent company to vFinance Investments and vFinance Consulting, and owns approximately 20% of the shares of vFinance Inc. Mr. Mahoney was a member of the Focus Board of Directors from March 1997 until August 2004.

In connection with vFinance Investments’ efforts to find investors for private placements Focus completed on January 11, 2002 and November 25, 2002, vFinance Investments received from Focus $345,000 in cash and warrants to purchase 123,690 shares and 40,000 shares of Focus’ common stock at $1.36 per share and $1.20 per share, respectively.

In February 2003, Focus engaged vFinance Investments to assist it with the preparation of a strategic business plan. In connection with the preparation of the business plan, Focus incurred consulting expenses of $50,000 during 2003, which were included in general and administrative expenses. Focus also engaged vFinance Investments from July 1, 2003 to December 31, 2003, to act as its exclusive financial advisor for the purpose of merger and acquisition services. In connection with such financial advisory services, Focus incurred consulting expenses of $45,000 for the year ended December 31, 2003, which were included in general and administrative expenses. In connection with its efforts to find investors for Focus in a private placement completed on July 2, 2003, vFinance Investments received $137,500 and out-of-pocket expenses, including legal fees, of $27,500. All such cash payments to vFinance Investments were recorded as reductions of the proceeds received from the private placements.

Focus paid vFinance Investments $268,000 in fees and 110,000 shares of common stock during 2004 in connection with the acquisitions of COMO and Visual Circuits.

Carl Berg

In December 2002, Mr. Berg provided Samsung Semiconductor Inc., Focus’ contracted ASIC manufacturer, with a personal guarantee to secure Focus’ working capital requirements for ASIC purchase order fulfillment. Mr. Berg agreed to provide the personal guarantee on Focus’ behalf without additional cost or collateral, as Mr. Berg maintains a secured priority interest in substantially all of Focus’ assets. At December 31, 2004, Focus owed Samsung $146,000, under net 30 terms.

As discussed in Note 8, at December 31, 2003, Focus owed Mr. Berg approximately $4.4 million in principal and accrued interest on various note payable agreements. On March 19, 2004, Mr. Berg converted his approximately $3.9 million of debt and $587,000 of accrued interest into common and preferred stock. This conversion resulted in the issuance of 2,173,193 shares of Focus’ common stock and 840 shares of Series B preferred stock and 417 shares of Series C preferred stock, which are convertible into an additional 840,000 and 417,000 shares of Focus’ common stock, respectively.

In November 2004, Focus secured a line of credit of up to $4.0 million under which Focus can borrow up to 90% of its eligible outstanding accounts receivable. This line of credit is secured by a personal guarantee from Mr. Berg. In connection with this line of credit, the bank will obtain a priority security interest in Focus’ accounts receivable. Mr. Berg will maintain his security interest in all Focus’ assets, subject to the bank’s lien on accounts receivable.

Dolby Laboratories Inc.

N. William Jasper Jr., who is the Chairman of Focus’ Board of Directors, is also the President and Chief Executive Officer of Dolby Laboratories, Inc. (“Dolby”), a signal processing technology company located in San Francisco, California. Focus is required to submit quarterly royalty payments to Dolby based on Dolby technology incorporated into certain products assumed in the acquisition of Visual Circuits. From the date of acquisition of Visual Circuits in May 2004 through December 31, 2004, Focus paid Dolby $33,000 in royalties, which were recorded in cost of revenue.

16.          Unaudited Quarterly Financial Data

	Year ended December 31, 2004				Year ended December 31, 2003
(In thousands, except per-share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net revenue	$4,094	$5,024	$5,774	$5,123	$4,090	$4,301	$10,762	$7,422
Gross margin	1,314	1,761	2,221	1,205	1,647	1,861	3,293	2,297
Loss from operations	(1,549)	(2,589)	(2,508)	(4,534)	(916)	(814)	571	(583)
Net income (loss)	(1,589)	(2,590)	(2,526)	(4,280)	(969)	(770)	532	(491)
Net income (loss) per share - basic	$(0.04)	$(0.05)	$(0.05)	$(0.08)	$(0.03)	$(0.02)	$0.01	$(0.01)
Net income (loss) per share - diluted	$(0.04)	$(0.05)	$(0.05)	$(0.08)	$(0.03)	$(0.02)	$0.01	$(0.01)

Included in the net losses in the third and fourth quarters of 2004 and the fourth quarter of 2003 were charges for inventory obsolescence of $215,000, $381,000 and $87,000, respectively. Included in the net loss in the second quarter of 2004 is a charge of $300,000 for in-process research and development expense that was incurred in relation to the acquisition of Visual Circuits. The net revenues in the third and fourth quarters of 2003 include sales of the FS454 chip, which were mainly to Microsoft, of $6.9 million and $3.0 million, respectively. Shipments of the FS454, which were primarily to Microsoft, represented 37% of Focus’ net revenue for the year ended December 31, 2003 and 10% for the year ended December 31, 2004.

In the first, second and third quarters of 2004, after filing its Form 10-Q for each of these quarters, Focus reclassified amortization of $18,000, $40,000, and $45,000, respectively, with respect to developed technology costs associated with software products, from the amortization line item within operating expenses to cost of product revenue within gross margin. In the first and fourth quarters of 2003, Focus reclassified amortization of $40,000 and $9,000, respectively, with respect to costs capitalized under SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, and developed technology costs associated with software products, from the amortization line item within operating expenses to cost of product revenue within gross margin. Management determined that such reclassifications were not material to any of the quarters.

A data processing error understated cost of revenue and net loss by $49,000 in the third quarter of 2004 and was corrected by increasing cost of revenues and net loss in the fourth quarter of 2004 by an equal amount. Focus determined that such adjustment was not material to results of either quarter. Additionally, in the fourth quarter of 2003, after filing its Form 10-Q for the quarter ended September 30, 2003, Focus discovered a data entry error in its third quarter results, which resulted in the understatement of cost of revenues and overstatement of net income for the third quarter by $100,000, or less than $0.01 per share. The error was corrected by increasing cost of revenues and net loss in the fourth quarter of 2003 by an equal amount, as Focus’ Board of Directors determined that it was not material to the operating results of either quarter.

17.                               Financial Statement Reclassifications

In December 2004, Focus reclassified the amortization of costs capitalized under SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, and developed technology associated with software products, from the amortization line item within operating expenses to cost of product revenue. The amounts reclassified for the years ended December 31, 2004, 2003 and 2002 were $149,000, $49,000 and $339,000, respectively.

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

Signature	Title	Date

/s/ N. William Jasper, Jr.	Chairman of the Board	March 15, 2005
N. William Jasper, Jr.

/s/ Brett A. Moyer	President, Chief Executive	March 15, 2005
Brett A. Moyer	Officer and Director

/s/ Gary L. Williams	Principal Accounting Officer	March 15, 2005
Gary L. Williams	Vice President of Finance
and CFO

/s/ Carl E. Berg	Director	March 15, 2005
Carl E. Berg

/s/ William B. Coldrick	Director	March 15, 2005
William B. Coldrick

/s/ Michael D’Addio	Director	March 15, 2005
Michael D’Addio

/s/ Tommy Eng	Director	March 15, 2005
Tommy Eng

/s/ Sam Runco	Director	March 15, 2005
Sam Runco