Form 10-K/A
period 2004-12-31
FOCUS ENHANCEMENTS INC
filed 2005-05-16
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The registrant hereby amends Part II, Item 8., "Financial Statements and Supplementary Data" of the Form 10-K for Focus Enhancements, Inc. (the "Company") for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 15, 2005 ("Original Filing"). This Amendment No. 1 has been filed to correct a formatting discrepancy that resulted during the printer’s edgarization of the Company’s “Consolidated Statements of Stockholders' Equity and Comprehensive Loss” on page F-5.  This formatting discrepancy resulted in the application of incorrect headings to certain information described between December 31, 2003 and December 31, 2004. This formatting issue only affected the descriptions and did not affect the amounts or balances presented.

As a result of this amendment, the certifications, pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A and a revised Consent of Independent Registered Public Accounting Firm, dated May 16, 2005, as a result of the revisions described above is being filed.

Except as described above, no other changes have been made to the Original Filing. This Form 10-K/A does not amend or update any other information set forth in the Original Filing, including exhibits, and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.

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

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of August 30, 2000 among Focus, Videonics, and PC Video Conversion (1)
2.2	Agreement and Plan of Reorganization dated as of January 27, 2004 by and between Focus and Visual Circuits Corporation (22)
3.1	Second Restated Certificate of Incorporation of Focus (2)
3.2	Certificate of Amendment to Second Restated Certificate of Incorporation of Focus (3)
3.3	Certificate of Amendment to Second Restated Certificate of Incorporation of Focus dated July 25, 1997 (4)
3.4	Restated Bylaws of Focus (2)
3.5	Certificate of Designation – Series B Preferred Stock (5)
3.6	Certificate of Amendment to Second Restated Certificate of Incorporation of Focus dated January 16, 2001 (19)
3.7	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Focus dated January 8, 2003 (19)
3.8	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Focus dated March 12, 2004 (23)
3.9	Certificate of Designation – Series C Preferred Stock (23)
4.1	Specimen certificate for Common Stock of Focus (2)
4.2	Specimen certificate for Redeemable Common Stock Purchase Warrant (2)
4.3	Form of Warrant issued to various investors pursuant to Amendment No. 1 to Stock Subscription Agreement dated April 1996 (6)
4.4	Form of Warrant issued to the placement agent in the March 1997 Offering (6)
4.5	Form of Warrant dated September 10, 1997 issued to designees of the placement agent (7)
4.6	Form of Stock Purchase Warrant issued to AMRO International, S.A. (included as Exhibit A to the Common Stock and Warrants Purchase Agreement – see Exhibit 10.2) (8)

4.7	Stock Purchase Warrant issued to Union Atlantic, L.C. (9)
4.8	Form of Common Stock Purchase Warrant dated January 11, 2002 issued by Focus to five Investors (10)
4.9	Common Stock Purchase Warrant dated December 27, 2001 issued by Focus to vFinance (10)
4.10	Warrant issued to vFinance dated November 25, 2002 (19)
4.11	Form of Warrant to Investors dated July 1, 2003 (21)
4.12	Form of Common Stock Purchase Warrant issued to Investors and Placement Agent dated April 6-14, 2004 (24)
4.13	Form of Common Stock Purchase Warrant issued to Investors and Private Placement Agents dated November 16-17, 2004 (26)
4.14	Warrant to purchase common stock issued to Greater Bay Bancorp, dated November 15, 2004 (26)
4.15	Warrant to purchase common stock issued to Wall Street Communications dated June 1, 2004 (26)
10.1	1997 Director Stock Option Plan (11)
10.2	Common Stock and Warrants Purchase Agreement with AMRO International, S.A. (8)
10.3	Common Stock and Warrant Purchase Agreement, as amended, with BNC Bach International Ltd., Inc. (9)
10.4	Form of Registration Rights Agreement with BNC Bach International Ltd., Inc. (included as Exhibit B to the Common Stock and Warrant Purchase Agreement (9)
10.5	Agreement between Union Atlantic, L.C. and FOCUS Enhancements, Inc. confirming Reorganization Agreement to issue warrant in exchange for fee reduction (9)
10.6	Common Stock Warrant and Purchase Agreement with AMRO International, S.A. dated June 9, 2000 (8)
10.7	Promissory Note, dated October 26, 2000, from Focus Enhancements, Inc. to Carl Berg (12)
10.8	Security Agreement dated October 26, 2000, between Focus Enhancements, Inc. and Carl Berg (12)
10.9	2000 Non-Qualified Stock Option Plan (13)
10.10	Amendment No. 1 to Secured Promissory Note dated April 24, 2001 issue by Focus to Carl Berg (excludes exhibits B and C) (5)
10.11	Registration Rights Agreement dated May 1, 2001 between Focus and Carl Berg (5)
10.12	Promissory note issued to Carl Berg dated June 29, 2001 (14)
10.13	Termination Agreement between Focus and Euston dated January 11, 2002 (10)
10.14	Form of Common Stock and Warrant Purchase Agreement with four investors dated January 11, 2002 (10)
10.15	Form of Registration Rights Agreement with four investors dated January 11, 2002 (10)
10.16	1998 Non-Qualified Stock Option Plan (15)
10.17	Third Addendum to Lease dated July 6, 1994, by and between H-K Associates (Lessor) and Focus Enhancements, Inc. (Lessee) for premises at 1370 Dell Ave, Campbell, California (16)
10.18	Employment agreement between Focus Enhancements and Brett Moyer (17)
10.19	Amended 2002 Non-Qualified Stock Option Plan (18)
10.20	Common Stock Purchase Agreement with two investors dated November 25, 2002 (excludes annexes) (19)
10.21	Registration Rights Agreement with two investors dated November 25, 2002 (19)
10.22	Extension of Notes Payable between the Company and Carl Berg dated April 28, 2003 (20)
10.23	Common Stock and Warrant Purchase Agreement (excluding exhibits) with two investors dated July 1, 2003 (21)
10.24	Registration Rights Agreement with two investors dated July 1, 2003 (21)
10.25	Form of Securities Purchase Agreement (excluding exhibits) with investors dated April 5, 2004 (24)
10.26	Form of Registration Rights Agreement with investors dated April 5, 2004 (24)
10.27	2004 Stock Incentive Plan (25)
10.28	Form of Securities Purchase Agreement (excluding exhibits) with investors dated November 15, 2004 (26)

10.29	Form of Registration Rights Agreement with investors dated November 15, 2004 (26)
10.30	Loan and Security Agreement with Venture Banking Group dated November 15, 2004 (26)
10.31	Fourth Addendum to Lease dated July 6, 1994, by and between H-K Associates (Lessor) and Focus Enhancements, Inc. (Lessee) for premises at 1370 Dell Ave, Campbell, California**
10.32	Third amendment to Lease dated June 3, 2000, by and between Carramerica (Lessor) and Focus Enhancements, Inc. (Lessee) for premises at 22867 NW Bennett Street, Hillsboro, Oregon**
14	Code of Ethics (23)
21.1	Subsidiaries of the Registrant (See Item 1. Description of Business – General)
23.1	Consent of Deloitte & Touche LLP *
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by CEO*
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by CFO*
32.1	Certification Pursuant to 18 U.S.C. Section 1350 by CEO*
32.2	Certification Pursuant to 18 U.S.C. Section 1350 by CFO*

* Included.

** Filed with the Registrant’s Form 10-K filed with the Commission on March 15, 2005.

(1)	Filed as an exhibit to Focus’ Current Report on Form 8-K dated September 8, 2000, and incorporated herein by reference.
(2)	Filed as an exhibit to Focus’ Registration Statement on Form SB-2 (No. 33-60248-B) and incorporated herein by reference.
(3)	Filed as an exhibit to Focus’ Form 10-QSB for the period ended September 30, 1995, and incorporated herein by reference.
(4)	Filed as an exhibit to Focus’ Form 10-QSB dated August 14, 1997, and incorporated herein by reference.
(5)	Filed as an exhibit to Focus’ Amended Registration Statement on Form SB-2 (No. 333-55178) filed on August 9, 2001 as amended, incorporated herein by reference.
(6)	Filed as an exhibit to Focus’ Registration Statement on Form S-3 (No. 333-26911) filed with the Commission on May 12, 1997, and incorporated herein by reference.
(7)	Filed as an exhibit to Focus’ Form 8-K dated September 10, 1997, and incorporated herein by reference.
(8)	Filed as an exhibit to Focus’ Registration Statements on Form S-3 (No. 333-81177) filed with the Commission on June 21, 1999, and incorporated herein by reference.
(9)	Filed as an exhibit to Focus’ Registration Statement on Form S-3 (No. 333-94621) filed with the Commission on January 13, 2000, and incorporated herein by reference.
(10)	Filed as an exhibit to Focus’ Amendment No. 3 to Registration Statement on Form SB-2 (No. 333-55178) filed on January 23, 2002, and incorporated herein by reference.
(11)	Filed as an exhibit to Focus’ Registration Statement on Form S-8 (No. 333-33243) filed with the Commission on August 8, 1997, and incorporated herein by reference.
(12)	Filed as an exhibit to Focus’ Current Report on Form 8-K dated October 31, 2000, as amended by Focus’ Current Report on Form 8-K/A dated November 2, 2000, and incorporated herein by reference.
(13)	Filed as an exhibit to Focus’ Form S-8 (No. 333-57762) filed with the Commission on March 28, 2001, and incorporated herein by reference.
(14)	Filed as an exhibit to Focus’ Amendment No. 4 to Registration Statement on Form SB-2 (No. 333-55178) filed on February 11, 2002, and incorporated herein by reference.
(15)	Filed as an exhibit to Focus’ Form S-8 (No. 333-89770) filed with the Commission on June 4, 2002, and incorporated herein by reference.
(16)	Filed as an exhibit to Focus’ Form l0-QSB dated August 14, 2002, and incorporated herein by reference.
(17)	Filed as an exhibit to Focus’ Form l0-QSB dated November 14, 2002, and incorporated herein by reference.

(18)	Filed as an exhibit to Focus’ Registration Statement on Form S-8 (No. 333-115013) filed with the SEC on May 28, 2004, and incorporated herein by reference.
(19)	Filed as an exhibit to Focus’ Form 10-KSB dated March 31, 2003, and incorporated herein by reference.
(20)	Filed as an exhibit to Focus’ Form 10-QSB filed with the SEC on May 9, 2003, and incorporated herein by reference.
(21)	Filed as an exhibit to Focus’ Registration Statement on Form S-3 filed with the SEC on August 21, 2003 (No. 333-108134), and subsequently amended, and incorporated herein by reference.
(22)	Filed as an annex to Focus’ Registration Statement on Forms S-4 filed with the SEC on February 17, 2004 (No. 333-112907), and incorporated herein by reference.
(23)	Filed as an exhibit to Focus’ Form 10-K filed with the SEC on March 16, 2004, and incorporated herein by reference.
(24)	Filed as an exhibit to Focus’ Form S-3 filed with the SEC on May 28, 2004 (No. 333-116031), and incorporated herein by reference.
(25)	Filed as Appendix A to Focus’ Definitive Proxy Statement filed with the SEC on July 9, 2004, and incorporated herein by reference.
(26)	Filed as an exhibit to Focus’ Form S-3 filed with the SEC on December 13, 2004 (No. 333-121206).

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

(Continued)

Focus Enhancements, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (Continued)

(In thousands)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Deferred Compensation and Price Protection	Treasury Stock	Total Shareholders Equity	Comprehensive Loss

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	42,800	$428	2	$—	$71,295	$—	$(63,021)	$—	$(750)	$7,952
Issuance of common stock from private offerings, net of issuance costs of $859	10,530	105	—	—	10,636	—	—	—	—	10,741
Warrants issued in connection with line of credit	—	—	—	—	77	—	—	—	—	77
Warrants issued in connection with consultancy services	—	—	—	—	32	—	—	—	—	32
Issuance of common stock in connection with COMO Computer and Motion GmbH acquisition	215	2	—	—	351	—	—	—	—	353
Issuance of common stock in connection with Visual Circuits Corporation acquisition	3,740	38	—	—	8,450	—	—	—	—	8,488
Issuance of shares held in escrow related to Visual Circuits reimbursement of transaction costs (See Note 10)	145	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	150	1	—	—	123	—	—	—	—	124
Issuance of common stock upon exercise of warrants	50	1	—	—	67	—	—	—	—	68
Conversion of promissory notes into common and preferred stock	2,173	22	1		4,432	—	—	—	—	4,454
Issuance of shares held in escrow for nonrecourse note from former COMO shareholders (See Note 10)	610	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(10,985)	—	—	(10,985)	$(10,985)
Foreign currency translation adjustments	—	—	—	—	—	14	—	—	—	14	14
Comprehensive Loss	—	—	—	—	—	—	—	—	—	—	$(10,971)
Balance at December 31, 2004	60,413	$597	3	$—	$95,463	$14	$(74,006)	$—	$(750)	$21,318

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

FOCUS ENHANCEMENTS, INC.

Date: May 16, 2005	By:	/s/ Brett Moyer
Brett Moyer, President & CEO

Date: May 16, 2005	By:	/s/ Gary L. Williams
Gary L. Williams
Principal Accounting Officer
Vice President of Finance and CFO