Form 10-Q
period 2005-03-31
FOCUS ENHANCEMENTS INC
filed 2005-05-16
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005, or

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

As of the close of business May 12, 2005, there were 60.0 million shares of Focus Enhancement’s common stock issued and outstanding.

FOCUS ENHANCEMENTS, INC.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Focus Enhancements, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004

Net revenue	$5,455	$4,094
Cost of revenue	3,700	2,780
Gross margin	1,755	1,314

Operating expenses:
Sales, marketing and support	1,424	1,054
General and administrative	1,001	557
Research and development	3,942	1,106
Amortization of intangible assets	149	146
	6,516	2,863
Loss from operations	(4,761)	(1,549)
Interest expense, net	(13)	(46)
Other income	—	6
Loss before income taxes	(4,774)	(1,589)
Income tax expense	4	—
Net loss	$(4,778)	$(1,589)

Net loss per share
Basic and diluted	$(0.08)	$(0.04)

Weighted average common and common equivalent shares
Basic and diluted	59,081	42,905

The accompanying notes are an integral part of the condensed consolidated financial statements.

Focus Enhancements, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$3,515	$3,380
Accounts receivable, net of allowances of $446 and $443	2,972	3,273
Inventories	4,099	3,941
Prepaid expenses and other current assets	521	473
Restricted cash	20	312
Total current assets	11,127	11,379

Long-term assets:
Property and equipment, net	1,396	1,116
Other assets	52	62
Intangible assets, net	1,383	1,577
Goodwill	13,191	13,191

	$27,149	$27,325

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,092	$2,555
Borrowings under lines of credit	2,723	567
Current portion of long-term debt	52	55
Current portion of capital lease obligations	70	22
Accrued liabilities	2,938	2,634
Total current liabilities	9,875	5,833

Long-term liabilities:
Long-term debt, net of current portion	153	174
Capital lease obligations, net of current portion	58	—
Other liabilities	73	—
Total long-term liabilities	284	174

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; 3,161 shares issued at March 31, 2005 and December 31, 2004, respectively (aggregate liquidation preference $3,917)	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 60,454,525 and 60,412,591 shares issued at March 31, 2005 and December 31, 2004, respectively	597	597
Additional paid-in capital	96,198	95,463
Accumulated deficit	(78,784)	(74,006)
Deferred stock-based compensation	(265)	—
Accumulated other comprehensive income (loss)	(6)	14
Treasury stock at cost, 497,500 shares at March 31, 2005 and December 31, 2004, respectively	(750)	(750)
Total stockholders’ equity	16,990	21,318

	$27,149	$27,325

The accompanying notes are an integral part of the condensed consolidated financial statements.

Focus Enhancements, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended,
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net loss	$(4,778)	$(1,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	329	189
Stock-based compensation	30	—
Changes in assets and liabilities:
Decrease in accounts receivable	262	903
Decrease (increase) in inventories	(184)	555
Increase in prepaid expenses and other assets	(49)	(124)
Increase (decrease) in accounts payable	1,567	(695)
Increase (decrease) in accrued liabilities	531	(136)
Net cash used in operating activities	(2,292)	(897)

Cash flows from investing activities:
Decrease in restricted cash	279	—
Acquisition costs related to Visual Circuits Corporation	—	(194)
Purchases of property and equipment	(420)	(15)
Acquisition of COMO Computer and Motion GmbH net of cash acquired	—	(3)
Net cash used in investing activities	(141)	(212)

Cash flows from financing activities:
Borrowings under lines of credit	2,493	—
Repayments of lines of credit	(311)	—
Payments of short-term debt	(11)	—
Repayment of transaction costs related to acquisition of Visual Circuits Corporation	225	—
Proceeds from issuance of escrow stock related to acquisition of COMO Computer and Motion GmbH	191	—
Proceeds from exercise of common stock options, net of issuance costs	(14)	79
Net cash provided by financing activities	2,573	79

Effect of exchange rate changes on cash and cash equivalents	12	—

Increase (decrease) in cash and cash equivalents	152	(1,030)
Cash and cash equivalents at beginning of period	3,363	3,731
Cash and cash equivalents at end of period	$3,515	$2,701

Non-Cash Activity

Conversion of notes payable and accrued interest to related party into common and preferred stock	$—	$4,454

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.             Basis of Presentation – Interim Financial Information

The condensed consolidated financial statements of Focus Enhancements, Inc. (“Focus” or “the Company”) as of March 31, 2005 and for the three-month periods ended March 31, 2005 and March 31, 2004 are unaudited and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004, included in Focus’ Annual Report on Form 10-K/A for the year ended December 31, 2004.

In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Focus’ financial position, operating results and cash flows for the periods presented. The results of operations and cash flows for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for any future period. Certain items previously reported in specific financial statement captions have been reclassified. Such reclassifications have not impacted previously reported net loss amounts.

During the first quarter of 2005, Focus converted from a 13-week quarter that ended on the last Sunday of the period to a calendar quarter. For convenience, the comparative results in the accompanying condensed consolidated statements of operations and condensed consolidated statements of cash flows are shown as ending on March 31, 2004, although the first quarter of fiscal year 2004 ended on April 4, 2004. The change in the quarter end did not have a material impact on the reported operating results or financial position of Focus.

2.             Consolidation and Foreign Currency Translation

The interim unaudited condensed consolidated financial statements include Focus’ accounts and those of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

The functional currency of Focus’ foreign subsidiary, COMO Computer & Motion GmbH (“COMO” – see Note 6, “Business Combinations”), is the Euro. Gains and losses resulting from the translation of COMO’s financial statements are reported as a separate component of stockholders’ equity.  Gains and losses resulting from foreign currency transactions are included in net loss.

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

Focus has elected to continue with the accounting prescribed in APB Opinion No. 25 and, as a result, must make pro forma disclosures of net income (loss) and net income (loss) per share and other disclosures as if the fair value based method of accounting had been applied. The estimated fair value of the options is amortized to expense over the vesting period of the option. The following table presents the effect on reported net loss and net loss per share of accounting for employee stock options under the fair value method:

	Three Months Ended
(In thousands, except per share data)	March 31, 2005	March 31, 2004

Reported net loss	$(4,778)	$(1,589)
Stock-based compensation determined under fair value method for all awards, net of related tax effects	(369)	(273)

Pro forma net loss	$(5,147)	$(1,862)

Reported net loss per share	$(0.08)	$(0.04)
Stock-based compensation determined under fair value method for all awards, net of related tax effects	(0.01)	(0.00)

Basic and diluted pro forma net loss per share	$(0.09)	$(0.04)

Common stock equivalents have been excluded from all calculations of net loss per share and pro forma net loss per share for the periods presented because the effect of including them would be anti-dilutive.

4.             Significant Customers

Sales to one customer accounted for 15% of Focus’ total revenue in the three months ended March 31, 2005. Three customers had sales in excess in of 10% of Focus’ revenue in the three months ended March 31, 2004. The aggregate sales to these three customers accounted for 47% of our total revenue in 2004.

Two customers had accounts receivable balances in excess of 10% of Focus’ total accounts receivable at March 31, 2005. These customers accounted for 25% of Focus’ total accounts receivable at that date.

5.             Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2005 and the year ended December 31, 2004, Focus incurred net losses of $4.8 million and $11.0 million, respectively, and used net cash in operating activities of $2.3 million and $9.4 million, respectively. These results indicate that Focus may potentially be unable to continue as a going concern.

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

Focus’ management anticipates that Focus will need to obtain additional financing and/or find a partner to fund operations before the end of the second quarter of 2005 in order to meet all currently planned expenditures and cash requirements through the first customer sampling of its Ultra Wideband (“UWB”) chips. Depending upon the results of this sampling program, the profitability of the Systems business, and Focus’ efforts to partner with another entity to market the chips commercially, Focus may need to raise further capital for the widespread commercial deployment of UWB.

There is no assurance that management’s plans will be successful or if successful, that they will result in Focus continuing as a going concern.

6              Business Combinations

COMO Computer & Motion GmbH

On February 27, 2004, Focus completed the acquisition of COMO, located in Kiel, Germany, pursuant to which COMO became a wholly-owned subsidiary of Focus. The acquisition was accounted for as a purchase business combination at a total cost of approximately $1.0 million. Under the terms of the agreement, Focus acquired COMO through the issuance of 185,066 shares of its common stock and approximately $359,000 in cash to COMO’s shareholders. Focus was also required to issue up to an additional 46,266 shares of its common stock to COMO’s shareholders, in the event certain conditions were met at the end of 2004 and 2005. These relevant conditions were met at the end of 2004, and accordingly, 23,234 shares were issued to COMO’s former shareholders in March 2005. Additionally, Focus issued 610,096 common shares, held in escrow, to COMO’s two former shareholders who became employees of Focus – see Note 11, “Stockholders’ Equity”. In connection with this transaction, Focus paid vFinance Investments, Inc. (a related party), a success fee of $100,000 and 30,000 shares of Focus’ common stock.

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

The purchase price of approximately $1.0 million, consisting of 185,066 shares of Focus common stock issued to the COMO shareholders, the fair value of the 46,266 earn-out shares, 30,000 shares of Focus common stock issued to vFinance, cash paid to the COMO shareholders of $359,000, and acquisition costs of approximately $220,000, has been allocated based on the estimated fair value of net tangible and intangible assets acquired, and liabilities assumed. The earn-out shares are included in the purchase price because Focus management believes it is probable that the conditions under which such shares would become payable will be met. The value of the 610,096 common shares issued to COMO’s two shareholders and held in escrow are not included in the purchase price - see Note 11, “Stockholders’ Equity”. A summary of the allocation of the purchase price to the assets acquired and liabilities assumed is as follows:

(In thousands)	Purchase Price Allocation

Assets acquired	$782
Intangible asset: Existing technology	890
Goodwill	1,104
Liabilities assumed	(1,766)

$1,010

Existing technology is being amortized on a straight-line basis over an estimated useful life of three years.

Visual Circuits Corporation

On May 28, 2004, Focus acquired substantially all the assets and assumed certain liabilities of Visual Circuits Corporation (“Visual Circuits”) pursuant to an Agreement and Plan of Reorganization (“Reorganization Agreement”). The transaction was accounted for as a purchase business combination at a total cost of approximately $8.9 million. Founded in 1991, Visual Circuits is a manufacturer and developer of integrated hardware, software and network products that manage, schedule, distribute, store and present digital video in a wide range of commercial media applications.

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

The purchase price of approximately $8.9 million consisted of the fair value of the shares of Focus common stock issued to Visual Circuits, excluding a portion of the escrow shares associated with amounts owed by Visual Circuits to Focus (see Note 11, “Stockholders’ Equity”), 80,000 shares distributed to vFinance Investments, Inc., and acquisition costs of approximately $440,000. The acquisition costs consisted of financial advisory, legal and accounting fees and other direct transaction costs.

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

7.             Goodwill and Intangible Assets

Goodwill as of March 31, 2005 and December 31, 2004 included the following:

(In thousands)	Goodwill

Videonics	$5,070
Tview	121
COMO	1,104
Visual Circuits	6,896

$13,191

The following tables provide a summary of the carrying amounts of intangible assets:

	March 31, 2005
		Accumulated	Net
(In thousands)	Gross Amount	Amortization	Amount

Existing technology	$3,945	$(2,562)	$1,383

	December 31, 2004
		Accumulated	Net
	Gross Amount	Amortization	Amount

Existing technology	$3,945	$(2,370)	$1,575
Tradename	176	(174)	2

	$4,121	$(2,544)	$1,577

The total expected future amortization related to intangible assets is provided in the table below:

(In thousands)	Amortization

Nine months ending December 31, 2005	$517
Fiscal year 2006	681
Fiscal year 2007	185

$1,383

8.             Inventories

Inventories are stated at lower of cost (first-in, first-out) or market:

(In thousands)	March 31, 2005	December 31, 2004

Raw materials	$2,154	$2,308
Work in process	373	51
Finished goods	1,572	1,582

	$4,099	$3,941

9.             Borrowings

(In thousands)	March 31, 2005	December 31, 2004

Short-term debt:
Current portion of notes payable to bank	$52	$55
COMO line of credit	230	567
Accounts receivable-based line of credit	2,493	—
	2,775	622
Long-term debt:
Notes payable to bank (long-term portion)	153	174

	$2,928	$796

Short- and long-term bank debt and the COMO line of credit were assumed by Focus as a result of the acquisition of COMO in February 2004 – see Note 6, “Business Combinations”. The notes payable and line of credit are with a local German bank.

The notes payable to a bank, consisting of two notes of $181,000 and $24,000 are denominated in Euros and are scheduled to be repaid through December 2011 and December 2005, respectively, at an average interest rate of 6% per annum. However, the bank reviews COMO’s financial results in connection with these notes and reserves the right to call these notes due at its discretion.

In connection with the COMO line of credit, Focus’ German subsidiary - COMO, maintains a cash balance with the lending institution, which is reported as restricted cash on Focus’ balance sheet. Interest is payable on this line of credit at a rate of 10% per annum. There are no financial covenants applicable to this credit facility, nor is there an applicable maturity date. However, the bank reviews COMO’s financial results in assessing future extensions of credit. At March 31, 2005, there were no further borrowings available under this facility.

The notes payable and COMO line of credit are secured by personal guarantees of approximately $500,000 and life insurance pledges from the two shareholders from whom Focus purchased the shares of COMO common stock, as well as COMO’s inventory, accounts receivable and fixed assets.

Accounts Receivable-Based Line of Credit

In November 2004, Focus obtained a $4.0 million line of credit under which it can borrow up to 90% of its eligible outstanding accounts receivable. The credit line expires in November 2005 and is secured by a personal guarantee from Carl Berg, a Company director and shareholder. In connection with this credit line, the bank has obtained a first priority security interest in Focus’ accounts receivable through an agreement with Mr. Berg, which enables Mr. Berg to retain his existing security interest in all of Focus’ assets while subordinating his interest in Focus’ accounts receivable.

The credit line is subject to certain ongoing covenants based on liquidity ratios and operating results. Borrowings under the credit line bear interest at a rate of prime plus 1%, which equated to 6.75% at March 31, 2005. In connection with this line of credit, Focus issued warrants to the bank to purchase 77,186 shares of Focus’ common stock at an exercise price of approximately $1.17 per share. The warrants were valued at $76,000 using the Black-Scholes option-pricing model and are being amortized to interest expense over the term of the credit line. At March 31, 2005, there was an outstanding balance of $2.5 million on this credit line and Focus had the ability to borrow an additional $95,000.

10.          Commitments and Contingencies

Research and Development Agreements

In June 2004, Focus entered into a development and license agreement under which Focus agreed to pay $664,000 to a third party for engineering services and the rights to certain intellectual property that will be used in the research and development of UWB technology. Such amount was expensed to research and development ratably over the development period from June 2004 to January 2005 based on the level of effort incurred by the third party. A total of $16,000 was expensed in the three months ended March 31, 2005. Payments were made upon the achievement of specific development milestones by the third party, which were completed in January 2005.

On October 1, 2004, Focus entered into a design services contract under which Focus agreed to pay $2.9 million to a third party for the design and development of high performance UWB integrated circuits. Payments are made upon the completion of specific milestones by the third party, which are expected to be completed by December 2005. For the three months ended March 31, 2005, $850,000 was charged to research and development expense based on the level of effort incurred by the third party and $175,000 was included within other accrued liabilities at March 31, 2005.

Leases

Focus leases office facilities and certain equipment under operating leases. Under the lease agreements, Focus is obligated to pay for utilities, taxes, insurance and maintenance.

Minimum lease commitments at March 31, 2005 were as follows:

(In thousands)	Lease Commitments

Nine months ending December 31, 2005	$369
2006	540
2007	523
2008	183
2009	192

$1,807

Employment Agreements

Focus has employment agreements with certain corporate officers. The agreements are generally one to two years in length and provide for minimum salary levels. These agreements include severance payments of approximately half to one times each officer’s annual compensation.

Indemnification agreements

Focus enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that Focus’ products infringe a patent, copyright or trademark, or misappropriate a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including but not limited to product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them noninfringing. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies, and are generally limited to the amount paid by the customer. Focus has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications are outstanding as of March 31, 2005. As a result, no liability has been recorded with respect to such indemnifications as of March 31, 2005.

Inventory Purchase Commitments

Under contract manufacturing arrangements, contract manufacturers procure inventory to manufacture products based upon a forecast of customer demand provided by Focus. Focus is responsible for the financial impact on the contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the contract manufacturer had already purchased, and is unable to return, under a prior forecast. Such a variance in forecasted demand could require a cash payment for finished goods in excess of current customer demand or for costs of excess or obsolete inventory.

At March 31, 2005, Focus had issued non-cancelable purchase orders for approximately $1.9 million to purchase finished goods from its contract manufacturers, and had not incurred any significant liability for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

General

From time-to-time, Focus is party to certain other claims and legal proceedings that arise in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on Focus’ financial position or results of operation.

11.          Stockholders’ Equity

The acquisition of COMO on February 27, 2004 resulted in the issuance of 215,066 shares of Focus’ common stock, consisting of 185,066 shares issued to COMO’s shareholders, and 30,000 shares issued to vFinance Investments, Inc., for investment banking services related to the acquisition. Additionally, Focus issued 610,096 common shares, held in escrow, (“the Escrow shares”) to COMO’s two former shareholders (“the Sellers”) who became employees of Focus. The Escrow shares were issued in exchange for the Sellers non-interest bearing, non-recourse, demand notes payable to Focus and COMO in the aggregate amount of $1.1 million. For accounting purposes, the Escrow shares are reported in the accompanying financial statements as outstanding, subscribed shares. The two former shareholders of COMO can sell the Escrow shares at no less than the then current fair market value, with all proceeds to be remitted to Focus and COMO in exchange for cancellation of the outstanding note obligations, regardless of whether such proceeds are greater than or less than the balance of the notes. In March 2005, 200,000 of the escrow shares were sold for net proceeds of $191,000. The proceeds from the sale of such shares were remitted to Focus by the Sellers and recorded as an increase in paid-in capital. The note receivable from the Sellers is not recorded in the accompanying condensed consolidated financial statements, as it will be cancelled upon receipt of the proceeds from the sale of the remaining Escrow shares.

On May 28, 2004, Focus acquired substantially all the assets and assumed certain liabilities of Visual Circuits pursuant to an Agreement and Plan of Reorganization. The agreement required VCC Liquidating Corporation (“VCC”), formerly Visual Circuits Corporation, to reimburse Focus for all transaction costs paid by Visual Circuits prior to the acquisition. Such transaction costs, originally estimated to be $400,000 and later reduced to approximately $337,000 upon final determination of the transaction costs, were to have been reimbursed to Focus on or before October 8, 2004. Focus was entitled to recover the amount owed, in the event such amount was not reimbursed to Focus, by the return to Focus of Focus common stock held in escrow, with such number of shares to be determined by dividing the amount owed by an agreed-upon exchange rate of $2.33 per share. VCC subsequently sought to reduce this obligation, citing certain potential offsetting claims against Focus. Consequently, on November 2, 2004, the parties entered into a settlement agreement, whereby the obligation to Focus was initially reduced to approximately $225,000, to be repaid on or before February 15, 2005. If VCC did not remit this settlement amount by February 15, 2005, then the settlement amount owed was to have been increased in $20,000 increments on a monthly basis if not paid on the fifteenth of each subsequent month to a maximum of $305,000, if the then existing settlement amount was not repaid by May 15, 2005. If any amount owed remained unpaid after May 15, 2005, Focus had the right to recover such amounts in exchange for Focus common stock held in escrow, based on a reduced exchange rate of $1.15 per share. The receivable from VCC was not recorded in the accompanying consolidated balance sheet at December 31, 2004, as the recourse available to Focus in the event of default was limited to the shares held in escrow. On February 15, 2005, Focus collected the amount owed of $225,000 and recorded the proceeds as an increase in capital at that date.

As of March 31, 2005, Focus was obligated under certain circumstances, to issue the following additional shares of common stock pursuant to derivative securities, instruments or agreements:

(In thousands)	Shares of Common Stock

Warrants to purchase common stock	3,312
Options to purchase common stock	7,707
Preferred Stock convertible into common stock	3,161

14,180

12.          Related Party Transactions

Carl Berg

In December 2002, Mr. Berg, a Company director and shareholder, provided Samsung Semiconductor Inc., Focus’ contracted ASIC manufacturer, with a personal guarantee to secure Focus’ working capital requirements for ASIC purchase order fulfillment. Mr. Berg agreed to provide the personal guarantee on Focus’ behalf without additional cost or collateral, as Mr. Berg maintains a secured priority interest in substantially all of Focus’ assets. At March 31, 2005, Focus owed Samsung $11,000 under net 30 terms.

In November 2004, Focus secured a line of credit of up to $4.0 million under which Focus can borrow up to 90% of its eligible outstanding accounts receivable. This line of credit is secured by a personal guarantee from Mr. Berg. In connection with this line of credit, the bank obtained a priority security interest in Focus’ accounts receivable. Mr. Berg will maintain his security interest in all Focus’ assets, subject to the bank’s lien on accounts receivable.

Dolby Laboratories Inc.

N. William Jasper Jr., who is the Chairman of Focus’ Board of Directors, is also the President and Chief Executive Officer of Dolby Laboratories, Inc. (“Dolby”), a signal processing technology company located in San Francisco, California. Focus is required to submit quarterly royalty payments to Dolby based on Dolby technology incorporated into certain products assumed in the acquisition of Visual Circuits in May 2004. For the three months ended March 31, 2005, Focus paid Dolby $3,000 in royalties, which were recorded in cost of revenue.

13.          Business Segment Information

Focus’ reportable segments are Systems and Semiconductor. These reportable segments have distinct products – Systems consists of products designed to provide solutions in PC-to-TV scan conversion, video presentation, digital-video conversion, video production and home theater markets and Semiconductor consists of Application Specific Integrated Circuits (ASICs). Focus’ chief operating decision maker is the CEO.

Focus evaluates segment performance based on operating income (loss) and does not allocate net interest, other income or taxes to operating segments. Additionally, Focus does not allocate assets by operating segment.

	Three Months Ended March 31, 2005
	Systems	Semiconductor	Total

Net revenue	$4,964	$491	$5,455
Cost of revenue	3,441	259	3,700
Gross margin	1,523	232	1,755

Operating expenses:
Sales, marketing and support	1,093	331	1,424
General and administrative	662	339	1,001
Research and development	1,082	2,860	3,942
Amortization of intangible assets	86	63	149
	2,923	3,593	6,516
Loss from operations	$(1,400)	$(3,361)	$(4,761)

	Three Months Ended March 31, 2004
	Systems	Semiconductor	Total

Net revenue	$2,847	$1,247	$4,094
Cost of revenue	1,904	876	2,780
Gross margin	943	371	1,314

Operating expenses:
Sales, marketing and support	844	210	1,054
General and administrative	387	170	557
Research and development	571	535	1,106
Amortization of intangible assets	109	37	146
	1,911	952	2,863
Loss from operations	$(968)	$(581)	$(1,549)

14.          Recent Accounting Pronouncements

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

Focus has not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard may result in significant stock-based compensation expense. The pro forma effects on net loss and loss per share if Focus had applied the fair value recognition provisions of original SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed in Note 3, “Pro Forma Stock Compensation Expense”. Although such pro forma effects of applying the original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by Focus to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for Focus’ fiscal quarter beginning January 1, 2006, and requires the use of the Modified Prospective Application Method. Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that is outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS No. 123.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Focus’ Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

RESULTS OF OPERATIONS

Net revenue

	Three Months Ended
(Dollars in thousands)	March 31, 2005	March 31, 2004	Increase / (decrease)	% increase / (decrease)

System products	$4,964	$2,847	$2,117	74.4%
Semiconductor products	491	1,247	(756)	-60.6%

	$5,455	$4,094	$1,361	33.2%

Revenue for the three months ended March 31, 2005 was $5.5 million, an increase of $1.4 million, or 33 percent, compared with the three months ended March 31, 2004.  The increase in revenue from sales of systems products was partially offset by a decrease in revenue from sales of our semiconductor products.

For the three months ended March 31, 2005, net sales of system products to distributors, retailers and Value Added Resellers, were approximately $5.0 million compared to $2.8 million for the same period in 2004, an increase of $2.2 million. This increase in sales of our systems products mainly reflects sales of products of approximately $2.5 million resulting from the acquisitions of COMO Computer & Motion GmbH (“COMO”) in February 2004 and Visual Circuits

Corporation (“Visual Circuits”) in May 2004, as well as the introduction of a new variation of FireStore – the FS-4, partially offset by a decrease in sales of our consumer scan conversion and home theater products. Our consumer scan conversion product sales have decreased as an increasing number of personal computers and televisions now incorporate scan conversion technology.

Sales of semiconductor products to distributors and OEM customers were approximately $491,000 in the three months ended March 31, 2005, compared to $1.2 million for the same period in 2004, a decrease of $756,000. This decrease mainly reflects reduced sales of our FS454 chip, which was included in Microsoft’s Xbox, in the three months ended March 31, 2004. In January 2004, Microsoft ceased placing orders for our FS454 product. Shipments of the FS454, which were primarily to this significant customer, represented $1.0 million, or 25%, of our total revenues for the three months ended March 31, 2004.

As of March 31, 2005, we had a sales order backlog of approximately $1.9 million, an increase of $441,000 when compared to the fourth quarter of 2004.

Sales to one customer accounted for 15% of our total revenue in the three months ended March 31, 2005. Three customers had sales in excess in of 10% of our revenue in the three months ended March 31, 2004. The aggregate sales to these three customers accounted for 47% of our total revenue in 2004.

Gross margin

	Three Months Ended
(Dollars in thousands)	March 31, 2005	March 31, 2004	Increase

Gross margin	$1,755	$1,314	$441

Gross margin rate	32.2%	32.1%	0.1%

Our gross margin rate for the three months ended March 31, 2005 increased slightly to 32.2% from 32.1% for the three months ended March 31, 2004, an increase of 0.1 of a percentage point. This increase in the gross margin rate reflects the below average gross margin business that we conducted with Microsoft in the three months ended March 31, 2004, which did not occur in the three months ended March 31, 2005, partially offset by inventory obsolescence charges of approximately $134,000 in the three months ended March 31, 2005. Sales to Microsoft were made at a gross profit margin percentage of less than 30%, primarily as a result of volume discounts provided.

Operating expenses

	Three Months Ended
	March 31, 2005		March 31, 2004		Increase / (decrease)
		% of		% of		% of
(Dollars in thousands)		revenue		revenue		revenue

Sales, marketing and support	$1,424	26.1%	$1,054	25.7%	$370	0.4%
General and administrative	1,001	18.4%	557	13.6%	444	4.8%
Research and development	3,942	72.3%	1,106	27.0%	2,836	45.3%
Amortization of intangible assets	149	2.7%	146	3.6%	3	-0.9%

	$6,516	119.5%	$2,863	69.9%	$3,653	49.6%

Sales, marketing and support

Sales, marketing and support expenses for the three months ended March 31, 2005 were $1.4 million, an increase of $370,000 from $1.1 million in the three months ended March 31, 2004.

This increase in sales and marketing expense mainly reflects the inclusion of COMO sales and marketing expenses for the entire period and an increase in sales and marketing costs associated with the expansion of our business development group. COMO’s expenses were only partially included in the prior year’s three-month period as the COMO acquisition occurred on February 28, 2004. An increase in commission expense of $109,000 and advertising expense of $72,000 also contributed to the increase in sales and marketing expense. The increase in commission expense reflects an increase in revenue in the three months ended March 31, 2005 compared to the same quarter in 2004 and the increase in advertising expense reflects recent introductions of our new mixer products and the FS-4.

General and administrative

General and administrative expenses for the three months ended March 31, 2005 were $1.0 million, an increase of $444,000 from $557,000 for the three months ended March 31, 2004.

The increase in general and administrative expenses was mainly due to the addition of four employees, and to a lesser extent, an increase in auditing fees of $67,000 and legal fees of $35,000.

Research and development

Research and development expenses for the three months ended March 31, 2005 were $3.9 million, an increase of $2.8 million from $1.1 million for the three months ended March 31, 2004.

The increase in research and development expenses mainly reflects our investment in UWB and the acquisition of Visual Circuits in May of 2004. Our investment in UWB technology resulted in an increase in research and development expense of $2.3 million, reflecting an increase in semiconductor design service fees of $1.7 million in the three months ended March 31, 2005 compared to the same quarter in 2004 and the hiring of an additional 29 employees. We will need significant additional capital to continue to fund the development of this technology - see Note 5, “Management’s Plans”. The acquisition of Visual Circuits in May 2004 resulted in a headcount increase of 13 employees and contributed to a $423,000 increase in research and development expense.

Amortization

Amortization expense for the three months ended March 31, 2005 was $149,000, an increase of $3,000 from $146,000 for the three months ended March 31, 2004. The increase reflects an increase in amortization expense associated with the intangible assets that resulted from the acquisitions of COMO in February 2004 and Visual Circuits in May 2004, partially offset by the completion of amortization on certain intangible assets.

Interest expense, net and Other income, net

	Three Months Ended
(Dollars in thousands)	March 31, 2005	March 31, 2004	Decrease	% Decrease

Interest expense, net	$(13)	$(46)	$(33)	-71.7%

Other income, net	—	6	(6)	n/a

Net interest expense for the three months ended March 31, 2005 was $13,000, compared to $46,000 in the three months ended March 31, 2004. The decrease in net interest expense reflects the conversion of the convertible promissory notes that were outstanding until March 2004 into common and preferred stock, partially offset by interest expense associated with our accounts receivable-based line of credit and with the short- and long-term debt assumed with the acquisition of COMO in February 2004.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2005 and the year ended December 31, 2004, we incurred net losses of $4.8 million and $11.0 million, respectively, and used cash in operating activities of $2.3 million, and $9.4 million, respectively. These factors indicate that we may potentially be unable to continue as a going concern.

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

First Quarter of Fiscal Year 2005 compared to the First Quarter of Fiscal Year 2004

	As of or for Three Months Ended
(Dollars in thousands)	March 31, 2005	December 31, 2004

Cash and cash equivalents	$3,515	$3,380

Working capital	$1,252	$5,546

	March 31, 2005	March 31, 2004

Days sales outstanding (DSO)	49.0	36.5

Inventory turns - annualized	3.6	3.5

Net cash used in operating activities	$(2,292)	$(897)
Net cash used in investing activities	$(141)	$(212)
Net cash provided by financing activities	$2,573	$79

Net cash used in operating activities

	Three Months Ended,
	March 31, 2005	March 31, 2004	Change in
	cash (used),	cash (used),	cash (used),
(In thousands)	provided	provided	provided

Net loss	$(4,778)	$(1,589)	$(3,189)
Non-cash income statement items	359	189	170
Decrease in accounts receivable	262	903	(641)
Decrease (increase) in inventories	(184)	555	(739)
Increase in prepaid expenses and other assets	(49)	(124)	75
Increase (decrease) in accounts payable	1,567	(695)	2,262
Increase (decrease) in accrued liabilities	531	(136)	667

	$(2,292)	$(897)	$(1,395)

Net cash used in operating activities for the three months ended March 31, 2005 and 2004 was $2.3 million and $897,000, respectively. The increase in net cash used in operating activities mainly reflects an increase in the net loss, partially offset by an increase in cash provided from accounts payable and accrued liabilities. The increase in cash provided by accounts payable and accrued liabilities reflects timing of payments and research and development expenses related to our investment in UWB technology.

Two customers had accounts receivable balances in excess of 10% of our total accounts receivable at March 31, 2005 and those customers accounted for 25% of our total accounts receivable at that date.

We expect that our operating cash flows may fluctuate in future periods as a result of fluctuations in our operating results, shipment timetable and accounts receivable collections, inventory management, and the timing of payments among other factors.

Net cash used in investing activities

Net cash used in investing activities was $141,000 for the three months ended March 31, 2005, compared to $212,000 used in the three months ended March 31, 2004. The decrease in cash used in investing activities mainly reflects a decrease in our restricted cash balance at COMO (see Note 9, “Borrowings”) and fees paid in the three months ended March 31, 2004 related to the acquisition of Visual Circuits in May 2004, partially offset by an increase in purchases of equipment and design tools related to our investment in UWB technology.

Net cash provided by financing activities

Net cash provided by financing activities was $2.6 million for the three months ended March 31, 2005, compared to $79,000 for the three months ended March 31, 2004. The increase mainly reflected borrowings of $2.5 million under our accounts receivable-based line of credit, proceeds of $191,000 from the sale of escrow shares (see Note 11, “Stockholders’ Equity”) and the reimbursement of acquisition fees by Visual Circuits Corporation Liquidating Trust related to the acquisition of Visual Circuits, partially offset by repayments of $311,000 related to our German subsidiary’s line of credit balance.

Capital Resources and Liquidity Outlook

We have incurred losses and used net cash in operating activities for the three months ended March 31, 2005 and each of the two years in the period ended December 31, 2004, and as such, have been dependent upon raising money for short- and long-term cash needs through debt, proceeds from the exercise of options and warrants, and the sale of our common stock in private placements. For the year ended December 31, 2004, we received approximately $10.7 million in proceeds from the sale of approximately 10.5 million shares our common stock in private placement transactions.

In November 2004 we obtained a $4.0 million credit line under which we can borrow up to 90% of our eligible outstanding accounts receivable, excluding accounts receivable of COMO. Carl Berg, a Company director and shareholder, provided a personal guarantee to secure this credit line. In connection with this credit line, the bank obtained a first priority security interest in our accounts receivable through an agreement with Mr. Berg, which enables Mr. Berg to retain his existing security interest in all of our assets while subordinating his interest in our accounts receivable. The bank credit line is subject to ongoing covenants, including maintenance of certain liquidity ratios and operating results. At March 31, 2005, there was an outstanding balance of $2.5 million on this credit line and we had the ability to borrow an additional $95,000.

At March 31, 2005, our German subsidiary–COMO–had outstanding debt obligations that consisted of notes payable of $205,000 and borrowings under a line of credit of $230,000, both of which are denominated in Euros and were assumed in connection with the acquisition of COMO – see Note 9, “Borrowings”. Although the notes payable are scheduled to be repaid through 2011, the bank reviews COMO’s financial results in connection with these notes and reserves the right to call these notes due at its discretion.

In addition to regularly reviewing our cost structure, we have recently announced new product introductions and are continually reviewing our product lines to identify how to enhance existing, or create new, distribution channels. There can be no assurances as to the amount of revenue these new products will produce.

We anticipate that we will need to obtain additional financing and/or find a partner to fund operations before the end of the second quarter of 2005 in order to meet all currently planned expenditures and cash requirements through the first customer sampling of our UWB chips. Such financing terms could include debt and/or equity instruments. Our first chip is currently expected to be available for sampling by August 31, 2005, and the second of our chips is anticipated for sampling in the fourth quarter of 2005. Depending upon the results of this sampling program, the profitability of our systems business, and our efforts to partner with another entity to market the chips commercially, we may need to raise further capital for the widespread commercial deployment of UWB.

While we have been successful in the past in raising sufficient capital to fund our operations, there can be no assurance that we will obtain sufficient financing in the future on acceptable terms to continue operations, or if we do obtain such funding, that we can do so without unduly diluting the equity interests of our current stockholders.

Summary of Certain Contractual Obligations as of March 31, 2005

(In thousands)	< 1 year	1-3 years	3-5 years	> 5 years	Total

Operating leases	$503	$974	$330	$—	$1,807
Inventory purchase commitments	1,879	—	—	—	1,879
Notes payable	52	55	55	43	205
Interest expense on notes payable	8	9	5	2	24
Lines of credit	2,723	—	—	—	2,723

	$5,165	$1,038	$390	$45	$6,638

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

As of March 31, 2005, we had an accumulated deficit of $78.8 million. We incurred net losses of $4.8 million, $11.0 million and $1.7 million for the three months ended March 31, 2005 and the years ended December 31, 2004 and 2003, respectively. There can be no assurance that we will ever become profitable. Additionally, our auditors have included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2004 with respect to substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

Our voting common stock is traded on the Nasdaq SmallCap Market. There are various quantitative listing requirements for a company to remain listed on the Nasdaq SmallCap Market, including maintaining a minimum bid price of $1.00 per share of common stock and maintaining stockholders’ equity of $2.5 million. On May 4, 2005, the Nasdaq Stock Market notified us that for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share price requirement for continued inclusion under Nasdaq Marketplace Rules.

We have until October 31, 2005 to regain compliance with the Nasdaq SmallCap Market $1.00 minimum bid price rule. If at any time before October 31, 2005, the bid price of our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, Nasdaq will notify us that we are in compliance with the Rules. If we do not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will notify us that our common stock will be delisted from The Nasdaq SmallCap Market, eliminating the only established trading market for our shares. We would then be entitled to appeal this determination to a Nasdaq Listing Qualifications Panel and request a hearing.

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

At March 31, 2005, we had 3,161 shares of preferred shares issued and outstanding, and 3.3 million warrants and 7.7 million options, which are all exercisable into shares of common stock. The 3,161 shares of preferred stock are convertible into approximately 3.2 million shares of our voting common stock. Furthermore, at March 31, 2005, 821,000 additional shares of common stock were available for grant to our employees, officers, directors and consultants under our current stock option and incentive plans. We also may issue additional shares in acquisitions. Any additional grant of options under existing or future plans or issuance of shares in connection with an acquisition will further dilute existing stockholders.

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

Approximately 41% of the components for our products are manufactured on a turnkey basis by three vendors: Furthertech Company Ltd., BTW Inc. and Samsung Semiconductor Inc. In addition, a single vendor in Mexico assembles certain of our products. If these vendors experience production or shipping problems for any reason, we in turn could experience delays in the production and shipping of our products, which would have an adverse effect on our results of operations.

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

For the three months ended March 31, 2005, five customers in aggregate provided 33% of our total revenues and as of

March 31, 2005 comprised 40% of our accounts receivable balance. We presently have no reason to believe that these customers lack the financial resources to pay. We do not have long-term contracts requiring any customer to purchase any minimum amount of products. There can be no assurance that we will continue to receive orders of the same magnitude as in the past from existing customers or will be able to market our current or proposed products to new customers. The loss of any major customer, the failure of any such identified customer to pay us, or to discontinue issuance of additional purchase orders, would have a material adverse effect on our revenues, results of operation, and business as a whole, absent the timely replacement of the associated revenues and profit margins associated with such business. Furthermore, many of our products are dependent upon the overall success of our customers’ products, over which we often have no control.

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

As of March 31, 2005 we held six patents and four pending applications, one of which combined five previous provisional patent applications, in the United States. Certain of these patents have also been filed and issued in countries outside the United States. We treat our technical data as confidential and rely on internal non-disclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect our proprietary information. There can be no assurance that these measures will adequately protect the confidentiality of our proprietary information or prove valuable in light of future technological developments.

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

Our common stock price is volatile.

The market price for our voting common stock is volatile and has fluctuated significantly to date. For example, between January 1, 2004 and March 31, 2005, the per share price has fluctuated between $0.85 and $2.87 per share, closing at $0.77 on May 12, 2005. The trading price of our voting common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to factors including the following:

•      actual or anticipated variations in our quarterly operating results;

•      announcements of technological innovations or failures, new sales formats or new products or services by us or our competitors;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At March 31, 2005, we did not hold any short-term investments that would be exposed to market risk from adverse movements in interest rates.

At March 31, 2005, our outstanding debt obligations consisted of notes payable of $205,000 and borrowings under lines of credit of $2.7 million – see Note 9, “Borrowings”. The average interest rate applicable to these debt obligations is 7.0% per annum. If short-term interest rates were to increase 100 basis points (100 basis points equals 1%), the increased interest expense associated with these debt obligations would increase by approximately $7,000 on a quarterly basis.

Foreign Currency Risk

Gains or losses related to foreign exchange currency transactions were not material for the periods ended March 31, 2005 and March 31, 2004.

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

There was no change in Focus’ internal control over financial reporting that occurred during Focus’ first fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, Focus’ internal control over financial reporting.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

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

May 16, 2005	Focus Enhancements, Inc.
Date		Registrant

		By:	/s/ Brett A. Moyer
Brett A. Moyer
Chief Executive Officer and President
(Principal Executive Officer)

		By:	/s/ Gary L. Williams
Gary L. Williams
Vice President of Finance,
Chief Financial Officer
(Principal Accounting Officer)