Form 10-Q
period 2005-06-30
FOCUS ENHANCEMENTS INC
filed 2005-08-15
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005, or

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

☐ Yes  No ☒

As of the close of business on August 10, 2005, there were 62.4 million shares of Focus Enhancement’s common stock issued and outstanding.

FOCUS ENHANCEMENTS, INC.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Focus Enhancements, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net revenue	$6,133	$5,024	$11,588	$9,118
Cost of revenue	3,744	3,263	7,444	6,043
Gross margin	2,389	1,761	4,144	3,075

Operating expenses:
Sales, marketing and support	1,751	1,273	3,175	2,327
General and administrative	994	908	1,995	1,465
Research and development	3,341	1,666	7,283	2,772
Amortization of intangible assets	127	203	276	349
In-process research and development	—	300	—	300
	6,213	4,350	12,729	7,213
Loss from operations	(3,824)	(2,589)	(8,585)	(4,138)
Interest expense, net	(68)	(14)	(81)	(60)
Other income (expense), net	(40)	14	(40)	20
Loss before income tax expense	(3,932)	(2,589)	(8,706)	(4,178)
Income tax expense	7	1	11	1
Net loss	$(3,939)	$(2,590)	$(8,717)	$(4,179)

Net loss per share
Basic and diluted	$(0.07)	$(0.05)	$(0.15)	$(0.09)

Weighted average number of shares used in per share calculations:
Basic and diluted	59,893	50,027	59,487	46,466

The accompanying notes are an integral part of the condensed consolidated financial statements.

Focus Enhancements, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2005	December 31, 2004
Assets

Current assets:
Cash and cash equivalents	$3,941	$3,380
Accounts receivable, net of allowances of $416 and $443	3,213	3,273
Inventories	4,174	3,941
Prepaid expenses and other current assets	536	473
Restricted cash	—	312
Total current assets	11,864	11,379

Long-term assets:
Property and equipment, net	1,304	1,116
Other assets	53	62
Intangible assets, net	1,211	1,577
Goodwill	13,191	13,191
	$27,623	$27,325

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,820	$2,555
Borrowings under lines of credit	2,763	567
Current portion of long-term debt	44	55
Current portion of capital lease obligations	64	22
Accrued liabilities	3,294	2,634
Total current liabilities	9,985	5,833

Long-term liabilities:
Long-term debt, net of current portion	2,641	174
Capital lease obligations, net of current portion	39	—
Other liabilities	74	—
Total liabilities	12,739	6,007

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; 3,161 shares issued at June 30, 2005 and December 31, 2004, respectively (aggregate liquidation preference of $3,917)	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 62,868,807 and 60,412,591 shares issued at June 30, 2005 and December 31, 2004, respectively	621	597
Treasury stock at cost, 497,500 shares at June 30, 2005 and December 31, 2004, respectively	(750)	(750)
Additional paid-in capital	97,965	95,463
Deferred stock-based compensation	(248)	—
Accumulated other comprehensive income	19	14
Accumulated deficit	(82,723)	(74,006)
Total stockholders’ equity	14,884	21,318
	$27,623	$27,325

The accompanying notes are an integral part of the condensed consolidated financial statements.

Focus Enhancements, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net loss	$(8,717)	$(4,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	672	457
Stock-based compensation and non-cash warrant expense	88	32
Amortization of debt issuance costs	40	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(28)	272
Decrease (increase) in inventories	(298)	1,016
Decrease (increase) in prepaid expenses and other assets	(47)	154
Increase (decrease) in accounts payable	1,311	(429)
Increase in accrued liabilities	887	343
Net cash used in operating activities	(6,092)	(2,334)

Cash flows from investing activities:
Acquisition of COMO Computer and Motion GmbH net of cash acquired	—	(5)
Acquisition of Visual Circuits Corporation	—	(440)
Decrease in restricted cash	294	—
Purchases of property and equipment	(503)	(206)
Net cash used in investing activities	(209)	(651)

Cash flows from financing activities:
Borrowings from term loan	2,500	—
Borrowings under lines of credit	2,600	—
Repayments under lines of credit	(360)	—
Net proceeds from private offerings of common stock	1,607	5,191
Proceeds from issuance of escrow stock related to acquisition of COMO Computer and Motion GmbH	310	—
Reimbursement of transaction costs related to acquisition of Visual Circuits Corporation	225	—
Payments of short-term debt	(19)	(149)
Proceeds from exercise of common stock options and warrants	10	155
Net cash provided by financing activities	6,873	5,197

Effect of exchange rate changes on cash	(11)	57

Increase in cash and cash equivalents	561	2,269
Cash and cash equivalents at beginning of period	3,380	3,731
Cash and cash equivalents at end of period	$3,941	$6,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Focus Enhancements, Inc.

Notes to Condensed Consolidated Financial Statements

1.                                      Basis of Presentation – Unaudited Interim Financial Information

The condensed consolidated financial statements of Focus Enhancements, Inc. (“Focus” or “the Company”) as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 are unaudited and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004, included in Focus’ Annual Report on Form 10-K/A for the year ended December 31, 2004.

In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Focus’ financial position, operating results and cash flows for the periods presented. The results of operations and cash flows for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any future period. Certain items previously reported in specific financial statement captions have been reclassified. Such reclassifications have not impacted previously reported net loss amounts.

Beginning in 2005, Focus converted from a 13-week quarter that ended on the last Sunday of the period to a calendar quarter. For convenience, the comparative results in the accompanying condensed consolidated statements of operations and condensed consolidated statements of cash flows are shown as ending on June 30, 2004, although the second quarter of fiscal year 2004 ended on July 4, 2004. The change in the quarter end did not have a material impact on the reported operating results or financial position of Focus.

2.                                      Pro Forma Stock Compensation Expense

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Stock options issued under Focus’ stock option plans have no intrinsic value at grant date. Accordingly, under APB Opinion No. 25, no compensation cost is recognized.

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

(In thousands, except per-share data)	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Reported net loss	$(3,939)	$(2,590)	$(8,717)	$(4,179)
Deduct: Stock-based compensation expense determined under fair value method	(318)	(306)	(687)	(579)

Pro forma net loss	$(4,257)	$(2,896)	$(9,404)	$(4,758)

Basic and diluted reported net loss per share	$(0.07)	$(0.05)	$(0.15)	$(0.09)

Basic and diluted pro forma net loss per share	$(0.07)	$(0.06)	$(0.16)	$(0.10)

Common stock equivalents have been excluded from all calculations of net loss per share and pro forma net loss per share for the periods presented because the effect of including them would be anti-dilutive.

3.                                      Net Loss Per Share

Basic net loss per share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Options to purchase 7,831,179 and 6,261,153 shares of common stock, unvested shares of restricted stock of 245,000 and zero, warrants to purchase 4,160,621 and 1,369,914 shares of common stock and 3,161 shares of preferred stock convertible into 3,161,000 shares of common stock were outstanding at June 30, 2005 and 2004, respectively, but were not included in the computation of diluted net loss per share as the effect would have been anti-dilutive.

4.                                      Significant Customers

Sales to one customer accounted for 10% of Focus’ revenue in the three months ended June 30, 2005. No customer accounted for more than 10% of Focus’ revenue in the six months ended June 30, 2005. One customer accounted for 16% of Focus’ revenue in the three months ended June 30, 2004. In the six months ended June 30, 2004, two customers with sales in excess of 10% of Focus’ revenue accounted for 26% of revenue.

One customer had an accounts receivable balance of 18% of Focus’ accounts receivable at June 30, 2005.

5.                                      Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2005 and the year ended December 31, 2004, Focus incurred net losses of $8.7 million and $11.0 million, respectively, and used net cash in operating activities of $6.1 million and $9.4 million, respectively. These results indicate that Focus may potentially be unable to continue as a going concern.

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

Focus has historically met cash needs from the proceeds of debt, the sale of common stock in private placements and the exercise of employee stock options and warrants. Management continues to assess its product lines in light of technology trends and economic conditions, to identify how to enhance existing product lines, create new products or create new distribution channels.  There can be no assurance that management’s new product plans will result in substantial increases in Focus’ revenue.

Management believes that Focus will need to obtain additional financing and/or find a partner to fund operations before the end of 2005 in order to meet all currently planned expenditures and cash requirements through the first customer sampling of its Ultra Wideband (“UWB”) chips. Such financing terms could include debt and/or equity instruments. Depending upon the results of this sampling program, customers’ adoption and acceptance of the UWB products, the profitability of its Systems business, and Focus’ efforts to partner with another entity to market the chips on a widespread commercial basis, Focus may need to raise further capital in 2006 for the widespread commercial deployment of UWB.

There is no assurance that management’s plans will be successful or if successful, that they will result in Focus continuing as a going concern.

6.                                      Business Combinations

COMO Computer & Motion GmbH

On February 27, 2004, Focus completed the acquisition of COMO Computer & Motion GmbH (“COMO”), located in Kiel, Germany, pursuant to which COMO became a wholly-owned subsidiary of Focus. The acquisition was accounted for as a purchase business combination at a total cost of approximately $1.0 million. Under the terms of the agreement, Focus acquired COMO through the issuance of 185,066 shares of its common stock and approximately $359,000 in cash to COMO’s shareholders. Focus was also required to issue up to an additional 46,266 shares of its common stock to COMO’s shareholders, in the event certain conditions were met at the end of 2004 and 2005. These relevant conditions were met at the end of 2004, and accordingly, 23,234 shares were issued to COMO’s former shareholders in March 2005. Additionally, Focus issued 610,096 common shares, held in escrow, to COMO’s two former shareholders who became employees of Focus – see Note 11, “Stockholders’ Equity”. In connection with this transaction, Focus paid vFinance Investments, Inc. (a related party), a success fee of $100,000 and 30,000 shares of Focus’ common stock.

Founded in 1990, COMO develops, manufactures and distributes digital video solutions. COMO’s results of operations are included in Focus’ financial statements from the date of acquisition, and the assets and liabilities were recorded based on their fair values as of the date of acquisition. There were no employee stock options or warrants assumed as a result of the acquisition.

The purchase price of approximately $1.0 million, consisting of 185,066 shares of Focus common stock issued to the COMO shareholders, the fair value of the 46,266 earn-out shares, 30,000 shares of Focus common stock issued to vFinance Investments, Inc., cash paid to the COMO shareholders of $359,000, and acquisition costs of approximately $220,000, has been allocated based on the estimated fair value of net tangible and intangible assets acquired, and liabilities assumed. The earn-out shares are included in the purchase price because Focus management believes it is probable that the conditions under which such shares would become payable will be met. The value of the 610,096 common shares issued to COMO’s two shareholders and held in escrow are not included in the purchase price - see Note 11, “Stockholders’ Equity”. A summary of the allocation of the purchase price to the assets acquired and liabilities assumed is as follows:

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

Where development projects had reached technological feasibility, they were classified as existing technology and the value assigned to existing technology was capitalized. The existing technology is being amortized on a straight-line basis over its estimated useful life of three years.

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

7.                                      Goodwill and Intangible Assets

Goodwill as of June 30, 2005 and December 31, 2004 included the following:

(In thousands)
Goodwill

Videonics	$5,070
Tview	121
COMO	1,104
Visual Circuits	6,896

$13,191

The following tables provide a summary of the carrying amounts of intangible assets:

(In thousands)	June 30, 2005
	Gross Amount	Accumulated Amortization	Net Amount

Existing technology	$3,945	$(2,734)	$1,211
Tradename	176	(176)	—

	$4,121	$(2,910)	$1,211

	December 31, 2004
	Gross Amount	Accumulated Amortization	Net Amount

Existing technology	$3,945	$(2,370)	$1,575
Tradename	176	(174)	2

	$4,121	$(2,544)	$1,577

For the three and six months ended June 30, 2005, amortization expense was $172,000 and $366,000, respectively, of which $45,000 and $90,000 were recorded in cost of revenue. For the three and six months ended June 30, 2004, amortization expense was $243,000 and $407,000, respectively, of which $40,000 and $58,000 were recorded in cost of revenue.

The total expected future amortization related to intangible assets is provided in the table below:

(In thousands)	Amortization

Six months ending December 31, 2005	$345
Fiscal year 2006	681
Fiscal year 2007	185

Total	$1,211

8.                                      Inventories

Inventories are stated at lower of cost (first-in, first-out) or market:

(In thousands)

	June 30, 2005	December 31, 2004

Raw materials	$2,815	$2,308
Work in process	286	51
Finished goods	1,073	1,582

	$4,174	$3,941

9.                                      Borrowings

(In thousands)

	June 30, 2005	December 31, 2004

Short-term debt:
Current portion of notes payable to bank	$44	$55
COMO line of credit	163	567
Accounts receivable-based line of credit	2,600	—
	2,807	622
Long-term debt:
Term loan	2,500	—
Notes payable to bank (long-term portion)	141	174

	$5,448	$796

Notes payable to a bank and the COMO line of credit were assumed by Focus as a result of the acquisition of COMO in February 2004 – see Note 6, “Business Combinations”. The notes payable and line of credit are with a local German bank.

The notes payable to a bank, consisting of two notes of $167,000 and $18,000 are denominated in Euros and are scheduled to be repaid through December 2011 and December 2005, respectively, at an average interest rate of 6% per annum. However, the bank reviews COMO’s financial results in connection with these notes and reserves the right to call these notes due at its discretion.

In connection with the COMO line of credit, COMO maintains a cash balance with the lending institution. Interest is payable on this line of credit at a rate of 10% per annum. There are no financial covenants applicable to this credit facility, nor is there an applicable maturity date. However, the bank reviews COMO’s financial results in assessing future extensions of credit. At June 30, 2005, the Euro equivalent of $145,000 was available to borrow under this facility.

The notes payable and COMO line of credit are collateralized by personal guarantees of approximately $500,000 and life insurance pledges from the two shareholders from whom Focus purchased the shares of COMO common stock, as well as COMO’s inventory, accounts receivable and fixed assets.

Accounts Receivable-Based Line of Credit

In November 2004, Focus obtained a $4.0 million line of credit from Greater Bay Bank under which it can borrow up to 90% of its eligible outstanding accounts receivable. The credit line expires in November 2005 and is collateralized by a personal guarantee from Carl Berg, a Company director and shareholder. In connection with this credit line, the bank has obtained a first priority security interest in Focus’ accounts receivable through an agreement with Mr. Berg, which enables Mr. Berg to retain his existing security interest in all of Focus’ assets while subordinating his interest in Focus’ accounts receivable.

The credit line is subject to certain ongoing covenants based on liquidity ratios and operating results. Borrowings under the credit line bear interest at a rate of prime plus 1%, which equated to 7.25% at June 30, 2005. In connection with this line of credit, Focus issued warrants to the bank to purchase 77,186 shares of Focus’ common stock at an exercise price of $1.17 per share. The warrants were valued at $76,000 using the Black-Scholes option-pricing model and are being amortized to interest expense over the term of the credit line. During the three and six months ended June 30, 2005, $18,000 and $40,000 were amortized to interest expense. At June 30, 2005, there was an outstanding balance of $2.6 million on this credit line and Focus had the ability to borrow an additional $199,000.

Term Loan

On June 28, 2005, Focus signed a term loan agreement with Greater Bay Bank under which Focus can borrow up to $2.5 million. The term loan has a maturity date of December 24, 2006. Mr. Berg has personally guaranteed the loan, which is interest only until maturity and is in addition to Focus’ existing $4.0 million accounts receivable based secured line of credit that Focus has with this bank. Interest is payable under this term loan at prime plus 1% (7.25% as of June 30, 2005). In connection with Mr. Berg’s personal guarantee, Focus issued Mr. Berg a warrant to purchase 100,000 shares of common stock at an exercise price of $0.81 per share, which expires on June 28, 2009. Focus recorded a charge of $42,000 to general and administrative expenses based on the fair value of this warrant, determined using the Black-Scholes option-pricing model. At June 30, 2005, there was an outstanding balance of $2.5 million under this term loan.

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

On October 1, 2004, Focus entered into a design services contract under which Focus agreed to pay $2.9 million to a third party for the design and development of high performance UWB integrated circuits. Payments are made upon the completion of specific milestones by the third party, which are expected to be completed by December 2005. For the three and six months ended June 30, 2005, $672,000 and $1.5 million, respectively, was charged to research and development expense based on the level of effort incurred by the third party and $672,000 was included within other accrued liabilities at June 30, 2005.

Leases

Focus leases office facilities and certain equipment under operating leases. Under the lease agreements, Focus is obligated to pay for utilities, taxes, insurance and maintenance.

Minimum lease commitments at June 30, 2005 were as follows:

(In thousands)	Lease Commitments

Six months ending December 31, 2005	$262
2006	591
2007	572
2008	193
2009	190
2010	114

$1,922

Employment Agreements

Focus has employment agreements with certain corporate officers. The agreements are generally one to two years in length and provide for minimum salary levels. These agreements include severance payments of approximately half to one times each officer’s annual compensation.

Indemnification Agreements

Focus enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that Focus’ products infringe a patent, copyright or trademark, or misappropriate a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including but not limited to product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them noninfringing. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies, and are generally limited to the amount paid by the customer. Focus has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications are outstanding as of June 30, 2005. As a result, no liability has been recorded with respect to such indemnifications as of June 30, 2005.

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

At June 30, 2005, Focus had issued non-cancelable purchase orders for approximately $2.3 million to purchase finished goods from its contract manufacturers, and had not incurred any significant liability for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

General

From time-to-time, Focus is party to certain other claims and legal proceedings that arise in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on Focus’ financial position or results of operation.

11.                               Stockholders’ Equity

The acquisition of COMO on February 27, 2004 resulted in the issuance of 215,066 shares of Focus’ common stock, consisting of 185,066 shares issued to COMO’s shareholders, and 30,000 shares issued to vFinance Investments, Inc., for investment banking services related to the acquisition. Additionally, Focus issued 610,096 common shares, held in escrow, (“the Escrow shares”) to COMO’s two former shareholders (“the Sellers”) who became employees of Focus. The Escrow shares were issued in exchange for the Sellers non-interest bearing, non-recourse, demand notes payable to Focus and COMO in the aggregate amount of $1.1 million. For accounting purposes, the Escrow shares are reported in the accompanying financial statements as outstanding, subscribed shares. The two former shareholders of COMO can sell the Escrow shares at no less than the then current fair market value, with all proceeds to be remitted to Focus and COMO in exchange for cancellation of the outstanding note obligations, regardless of whether such proceeds are greater than or less than the balance of the notes. In March 2005, 200,000 of the escrow shares were sold for net proceeds of $191,000 and in June 2005 an additional 176,500 of the escrow shares were sold for net proceeds of $119,000. The proceeds from the sale of such shares were remitted to Focus by the Sellers and recorded as an increase in additional paid-in capital. The note receivable from the Sellers is not recorded in the accompanying condensed consolidated financial statements, as it will be cancelled upon receipt of the proceeds from the sale of the remaining Escrow shares.

On May 28, 2004, Focus acquired substantially all the assets and assumed certain liabilities of Visual Circuits pursuant to an Agreement and Plan of Reorganization. The agreement required VCC Liquidating Corporation (“VCC”), formerly Visual Circuits Corporation, to reimburse Focus for all transaction costs paid by Visual Circuits prior to the acquisition. Such transaction costs, originally estimated to be $400,000 and later reduced to approximately $337,000 upon final determination of the transaction costs, were to have been reimbursed to Focus on or before October 8, 2004. Focus was entitled to recover the amount owed, in the event such amount was not reimbursed to Focus, by the return to Focus of Focus common stock held in escrow, with such number of shares to be determined by dividing the amount owed by an agreed-upon exchange rate of $2.33 per share. VCC subsequently sought to reduce this obligation, citing certain potential offsetting claims against Focus. Consequently, on November 2, 2004, the parties entered into a settlement agreement, whereby the obligation to Focus was initially reduced to approximately $225,000, to be repaid on or before February 15, 2005. The receivable from VCC was not recorded in the accompanying consolidated balance sheet at December 31, 2004, as the recourse available to Focus in the event of default was limited to the shares held in escrow. On February 15, 2005, Focus collected the amount owed of $225,000 and recorded the proceeds as an increase in additional paid-in capital at that date.

On June 21, 2005, Focus completed the sale of 2,414,282 shares of its common stock in a private placement to 11 independent third party investors, receiving proceeds of approximately $1.6 million, net of offering costs of approximately $47,000. The shares were issued at $0.70 per share, an approximate 5% discount to the closing price of Focus’ common stock on June 20, 2005. Additionally, Focus issued warrants to the investors and placement agents to purchase an aggregate of 795,713 shares of common stock at an exercise price of $0.70 per share. The warrants are exercisable immediately and expire on June 21, 2009.

As of June 30, 2005, Focus was obligated under certain circumstances, to issue the following additional shares of common stock pursuant to derivative securities, instruments or agreements:

(In thousands)	Shares of Common Stock

Warrants to purchase common stock	4,161
Restricted stock	245
Options to purchase common stock	7,831
Preferred Stock convertible into common stock	3,161

15,398

12.                               Related Party Transactions

Carl Berg

In December 2002, Mr. Berg, a Company director and shareholder, provided Samsung Semiconductor Inc., Focus’ contracted manufacturer of Application Specific Integrated Circuits (“ASIC”), with a personal guarantee to secure Focus’ working capital requirements for ASIC purchase order fulfillment. Mr. Berg agreed to provide the personal guarantee on Focus’ behalf without additional cost or collateral, as Mr. Berg maintains a secured priority interest in substantially all of Focus’ assets. At June 30, 2005, Focus owed Samsung $314,000 under net 30 terms.

In November 2004, Focus secured a line of credit of up to $4.0 million under which Focus can borrow up to 90% of its eligible outstanding accounts receivable. This line of credit is collateralized by a personal guarantee from Mr. Berg. In connection with this line of credit, the bank obtained a priority security interest in Focus’ accounts receivable. Mr. Berg will maintain his security interest in all Focus’ assets, subject to the bank’s lien on accounts receivable.

On June 28, 2005, Focus signed a term loan agreement with Greater Bay Bank under which Focus can borrow up to $2.5 million - see Note 9, “Borrowings”. Mr. Berg has personally guaranteed the term loan. In connection with Mr. Berg’s extension of his personal guarantee, Focus agreed to continue Mr. Berg’s priority interest in the Company’s assets, except for Focus’ accounts receivable, which Mr. Berg has subordinated to the bank, and to issue to Mr. Berg a warrant to purchase 100,000 shares of common stock at an exercise price of $0.81 per share and which expires on June 28, 2009. The warrant was valued at $42,000 using the Black-Scholes option-pricing model and was charged to general and administrative expense at the time of issuance.

Dolby Laboratories Inc.

N. William Jasper Jr., who is the Chairman of Focus’ Board of Directors, is also the President and Chief Executive Officer of Dolby Laboratories, Inc. (“Dolby”), a signal processing technology company located in San Francisco, California. Focus is required to submit quarterly royalty payments to Dolby based on Dolby technology incorporated into certain products assumed in the acquisition of Visual Circuits in May 2004. For the three and six months ended June 30, 2005, Focus paid Dolby total royalties of $4,000 and $7,000, respectively, which were recorded in cost of revenue.

13.          Business Segment Information

Focus’ reportable segments are Systems and Semiconductor. These reportable segments have distinct products – Systems consists of products designed to provide solutions in PC-to-TV scan conversion, video presentation, digital-video conversion, video production and home theater markets and Semiconductor consists of ASICs. Focus’ chief operating decision maker is the CEO.

Focus evaluates segment performance based on operating income (loss) and does not allocate net interest, other income (expense) or taxes to operating segments. Additionally, Focus does not allocate assets by operating segment.

	Three Months Ended June 30, 2005
(In thousands)	Systems	Semiconductor	Total

Net revenue	$5,278	$855	$6,133
Cost of revenue	3,227	517	3,744
Gross margin	2,051	338	2,389

Operating expenses:
Sales, marketing and support	1,417	334	1,751
General and administrative	630	364	994
Research and development	966	2,375	3,341
Amortization of intangible assets	82	45	127
	3,095	3,118	6,213
Loss from operations	$(1,044)	$(2,780)	$(3,824)

	Three Months Ended June 30, 2004
(In thousands)	Systems	Semiconductor	Total

Net revenue	$4,273	$751	$5,024
Cost of revenue	2,780	483	3,263
Gross margin	1,493	268	1,761

Operating expenses:
Sales, marketing and support	999	274	1,273
General and administrative	670	238	908
Research and development	896	770	1,666
Amortization of intangible assets	86	117	203
In-process research and development expense	300	—	300
	2,951	1,399	4,350
Loss from operations	$(1,458)	$(1,131)	$(2,589)

	Six Months Ended June 30, 2005
(In thousands)	Systems	Semiconductor	Total

Net revenue	$10,242	$1,346	$11,588
Cost of revenue	6,668	776	7,444
Gross margin	3,574	570	4,144

Operating expenses:
Sales, marketing and support	2,510	665	3,175
General and administrative	1,292	703	1,995
Research and development	2,048	5,235	7,283
Amortization of intangible assets	178	98	276
	6,028	6,701	12,729
Loss from operations	$(2,454)	$(6,131)	$(8,585)

	Six Months Ended June 30, 2004
(In thousands)	Systems	Semiconductor	Total

Net revenue	$7,120	$1,998	$9,118
Cost of revenue	4,684	1,359	6,043
Gross margin	2,436	639	3,075

Operating expenses:
Sales, marketing and support	1,840	487	2,327
General and administrative	1,057	408	1,465
Research and development	1,467	1,305	2,772
Amortization of intangible assets	195	154	349
In-process research and development expense	300	—	300
	4,859	2,354	7,213
Loss from operations	$(2,423)	$(1,715)	$(4,138)

14.                               Recent Accounting Pronouncements

Focus accounts for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of APB No. 25. Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB No. 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Focus has not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard may result in significant stock-based compensation expense. The pro forma effects on net loss and net loss per share if Focus had applied the fair value recognition provisions of original SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB No. 25) are disclosed in Note 2, “Pro Forma Stock Compensation Expense”. Although such pro forma effects of applying the original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by Focus to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for Focus’ fiscal quarter beginning January 1, 2006, and requires the use of the Modified Prospective Application Method. Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) and that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS No. 123.

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

In particular, statements contained in this document that are not historical facts (including, but not limited to, statements concerning anticipated revenues, anticipated operating expense levels, potential new products and orders, and such expense levels relative to our total revenues) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Our actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements.  Factors that may cause such differences include, without limitation, the availability of capital to fund our future cash needs, reliance on major customers, history of operating losses, market acceptance of our products, technological obsolescence, competition, successful integration of acquisitions, component supply problems and protection of proprietary information, as well as the accuracy of our internal estimates of revenue and operating expense levels.  For a discussion of these factors and some of the factors that might cause such a difference see also “ - Risk Factors.”  These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

RESULTS OF OPERATIONS

Net revenue

	Three Months Ended
(Dollars in thousands)	June 30, 2005	June 30, 2004	Increase

System products	$5,278	$4,273	$1,005	23.5%
Semiconductor products	855	751	104	13.8%

	$6,133	$5,024	$1,109	22.1%

	Six Months Ended
(Dollars in thousands)	June 30, 2005	June 30, 2004	Increase/ (decrease)

System products	$10,242	$7,120	$3,122	43.8%
Semiconductor products	1,346	1,998	(652)	-32.6%

	$11,588	$9,118	$2,470	27.1%

Revenue for the three months ended June 30, 2005 was $6.1 million, an increase of $1.1 million compared with the three months ended June 30, 2004. Revenue for the six months ended June 30, 2005 was $11.6 million, an increase of $2.5 million compared with the six months ended June 30, 2004.

For the three months ended June 30, 2005, sales of system products to distributors, retailers and Value Added Resellers were approximately $5.3 million compared to $4.3 million for the same period in 2004, an increase of $1.0 million. For the six months ended June 30, 2005, sales of our system products were approximately $10.2 million compared to $7.1 million for the same period in 2004, an increase of $3.1 million. This increase in sales of our systems products in both the three- and six-month periods mainly reflects the introduction of a new variation of FireStore – the FS-4, partially offset by a decrease in sales of our consumer scan conversion and home theater products. Our consumer scan conversion product sales have decreased as an increasing number of personal computers and televisions now incorporate scan conversion technology. The increase in revenue of systems products in the six-month period also reflects sales of approximately $2.6 million of products acquired through the acquisitions of COMO Computer & Motion GmbH (“COMO”) in February 2004 and Visual Circuits Corporation (“Visual Circuits”) in May 2004.

Sales of semiconductor products to distributors and OEM customers of approximately $855,000 in the three months ended June 30, 2005 increased slightly when compared to $751,000 in the comparative period in 2004. The $652,000 decrease in sales of semiconductor products in the six-month period primarily reflects $1.0 million in sales of our FS454 chip in the first quarter of 2004, which were primarily to Microsoft for use in it’s Xbox. In January 2004, Microsoft ceased placing significant orders for our FS454 product.

As of June 30, 2005, we had a sales order backlog of approximately $2.4 million, an increase of $473,000 when compared to the first quarter of 2005.

Sales to one customer accounted for 10% of our revenue in the three months ended June 30, 2005. No customer accounted for more than 10% of our revenue in the six months ended June 30, 2005. One customer accounted for 16% of our revenue in the three months ended June 30, 2004. In the six months ended June 30, 2004, two customers with sales in excess of 10% of our revenue accounted for 26% of our total revenue.

Gross margin

	Three Months Ended
(Dollars in thousands)	June 30, 2005	June 30, 2004	Increase

Gross margin	$2,389	$1,761	$628

Gross margin rate	39.0%	35.1%	3.9%

	Six Months Ended
(Dollars in thousands)	June 30, 2005	June 30, 2004	Increase

Gross margin	$4,144	$3,075	$1,069

Gross margin rate	35.8%	33.7%	2.1%

Our gross margin rate in the three months ended June 30, 2005 increased by 3.9 percentage points to 39.0% from 35.1% in the three months ended June 30, 2004. Our gross margin rate in the six months ended June 30, 2005 increased to 35.8% from 33.7% in the six months ended June 30, 2004, an increase of 2.1 percentage points.

The increase in the gross margin rate in the three- and six-month periods mainly reflects increased sales volumes, a charge of $140,000 in the three months ended June 30, 2004 associated with a fair value adjustment to Visual Circuits’ inventory upon acquisition and an accrual in the three months ended June 30, 2004 of $100,000 for a royalty payment based on the achievement of certain sales volumes. The increase in the gross margin rate in the six-month period also reflects the below average gross margin business that we conducted with Microsoft in the three months ended March 31, 2004, which did not occur in three or six months ended June 30, 2005. Sales to Microsoft were made at a gross profit margin percentage of less than 30%, primarily as a result of volume discounts provided.

Operating expenses

(Dollars in thousands)	Three Months Ended
	June 30, 2005		June 30, 2004		Increase / (decrease)
		% of		% of		% of
		revenue		revenue		revenue

Sales, marketing and support	$1,751	28.6%	$1,273	25.3%	$478	3.3%
General and administrative	994	16.2%	908	18.1%	86	-1.9%
Research and development	3,341	54.5%	1,666	33.2%	1,675	21.3%
Amortization of intangible assets	127	2.1%	203	4.0%	(76)	-1.9%
In-process research and development	—	0.0%	300	6.0%	(300)	-6.0%

	$6,213	101.3%	$4,350	86.6%	$1,863	14.7%

(Dollars in thousands)	Six Months Ended
	June 30, 2005		June 30, 2004		Increase / (decrease)
		% of		% of		% of
		revenue		revenue		revenue

Sales, marketing and support	$3,175	27.4%	$2,327	25.5%	$848	1.9%
General and administrative	1,995	17.2%	1,465	16.1%	530	1.1%
Research and development	7,283	62.8%	2,772	30.4%	4,511	32.4%
Amortization of intangible assets	276	2.4%	349	3.8%	(73)	-1.4%
In-process research and development	—	0.0%	300	3.3%	(300)	-3.3%

	$12,729	109.8%	$7,213	79.1%	$5,516	30.7%

Sales, marketing and support

Sales, marketing and support expenses for the three months ended June 30, 2005 were $1.8 million compared to $1.3 million in the three months ended June 30, 2004, an increase of $478,000. Sales, marketing and support expenses for the six months ended June 30, 2005 were $3.2 million, compared to $2.3 million for the six months ended June 30, 2004, an increase of $848,000.

The increase in sales, marketing and support expenses in the three- and six-month periods mainly reflects additional headcount in our business development group and advertising expense associated with recent introductions of our new mixer products and the FS-4. An increase in commission expense also contributed to the increase in sales and marketing expense in the three- and six-month periods and reflects the increase in revenue in these periods. The increase in sales, marketing and support expenses in the six-month period also reflects, to a lesser extent, the inclusion of Visual Circuits sales and marketing expenses for the entire period. Visual Circuits expenses were only partially included in the prior year’s six-month period as the Visual Circuits acquisition occurred on May 28, 2004

General and administrative

General and administrative expenses for the three months ended June 30, 2005 were $994,000, compared to $908,000 in the three months ended June 30, 2004, an increase of $86,000. General and administrative expenses for the six months ended June 30, 2005 were $2.0 million, compared to $1.5 million for the six months ended June 30, 2004, an increase of $530,000.

The increase in general and administrative expenses in the three-month period is mainly due to higher salary expense, the fair value of warrants issued to Carl Berg, a Company director and shareholder, in connection with his guarantee of a term loan and an increase in auditing fees, partially offset by a decrease in legal fees and public relations fees. The increase in salary expense reflects the inclusion of Visual Circuits expenses for the entire period and one additional hire in our Semiconductor group. In addition to these factors, the increase in general and administrative expenses in the six-month period also reflects COMO’s expenses being only partially included in the prior year’s six-month period as the COMO acquisition occurred on February 27, 2004.

Research and development

Research and development expenses for the three months ended June 30, 2005 were $3.3 million, compared to $1.7 million in the three months ended June 30, 2004, an increase of $1.7 million. Research and development expenses for the six months ended June 30, 2005 were $7.3 million, compared to $2.8 million for the six months ended June 30, 2004, an increase of $4.5 million.

The increase in research and development expenses in the three- and six-month periods mainly reflects our investment in Ultra Wideband (“UWB”) technology, which resulted in an increase in research and development expenses of $1.6 million and $3.9 million in the three and six months ended June 30, 2005, respectively. This increase in our investment in UWB consisted mainly of an increase in semiconductor design service fees of $942,000 and $2.6 million in the three and six months ended June 30, 2005, respectively, and to increased personnel costs reflecting additional headcount. The acquisition of Visual Circuits contributed to a $600,000 increase in research and development expenses in the six-month period as these expenses were not comparatively included as the acquisition occurred on May 28, 2004.

Amortization of Intangible Assets

Amortization expense was recorded as follows:

	Three Months Ended		Increase/
(In thousands)	June 30, 2005	June 30, 2004	(Decrease)

Cost of revenue	$45	$40	$5
Operating expenses	127	203	(76)

	$172	$243	$(71)

	Six Months Ended		Increase/
(In thousands)	June 30, 2005	June 30, 2004	(Decrease)

Cost of revenue	$90	$58	$32
Operating expenses	276	349	(73)

	$366	$407	$(41)

Amortization expense for the three months ended June 30, 2005 was $172,000, a decrease of $71,000 from $243,000 for the three months ended June 30, 2004. Amortization expense for the six months ended June 30, 2005 was $366,000, a decrease of $41,000 from $407,000 for the six months ended June 30, 2004.

The decrease in amortization expense reflects the completion of amortization on certain intangible assets, partially offset by an increase in amortization expense associated with the intangible assets that resulted from the acquisitions of COMO in February 2004 and Visual Circuits in May 2004.

In-Process research and development

The results of operations for the three and six months ended June 30, 2004 include a charge of $300,000 for in-process research and development expense associated with the acquisition of Visual Circuits in May 2004.

Interest expense, net and Other income (expense), net

	Three Months Ended		Increase /
(Dollars in thousands)	June 30, 2005	June 30, 2004	(Decrease)

Interest expense, net	$(68)	$(14)	$54

Other income (expense), net	(40)	14	(54)

	Six Months Ended		Increase /
(Dollars in thousands)	June 30, 2005	June 30, 2004	(Decrease)

Interest expense, net	$(81)	$(60)	$21

Other income (expense), net	(40)	20	(60)

Net interest expense for the three months ended June 30, 2005 was $68,000, compared to $14,000 in the three months ended June 30, 2004. Net interest expense for the six months ended June 30, 2005 was $81,000, compared to $60,000 in the six months ended June 30, 2004. The increase in net interest expense in both the three- and six-month periods reflects interest expense associated with our accounts receivable-based line of credit and to a lesser extent, our term loan, both of which were not outstanding in the three and six months ended June 30, 2004. The increase in net interest expense in the six-month period was partially offset by interest expense in the three months ended March 31, 2004 on convertible promissory notes, which were outstanding until their conversion in March 2004 into common and preferred stock.

Other income (expense) for the three and six months ended June 30, 2005 consists mainly of a $52,000 expense associated with exchange rate differences related to transactions denominated in Euros. Other income (expense) for the three and six months ended June 30, 2004 primarily consists of income related to the settlement of vendor obligations for less than original amounts.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2005 and the year ended December 31, 2004, we incurred net losses of $8.7 million and $11.0 million, respectively, and used cash in operating activities of $6.1 million, and $9.4 million, respectively. These factors indicate that we may potentially be unable to continue as a going concern.

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

(Dollars in thousands)	June 30, 2005	December 31, 2004

Cash and cash equivalents	$3,941	$3,380

Working capital	$1,879	$5,546

	Six Months Ended
	June 30, 2005	June 30, 2004

Days sales outstanding (DSO)	47.1	54.7

Inventory turns - annualized	3.6	4.2

Net cash used in operating activities	$(6,092)	$(2,334)
Net cash used in investing activities	$(209)	$(651)
Net cash provided by financing activities	$6,873	$5,197

Net cash used in operating activities

(In thousands)	Six Months Ended
	June 30, 2005	June 30, 2004	Change in
	cash (used)/ provided	cash (used)/ provided	cash (used)/ provided

Net loss	$(8,717)	$(4,179)	$(4,538)
Non-cash income statement items	800	489	311
Decrease (increase) in accounts receivable	(28)	272	(300)
Decrease (increase) in inventories	(298)	1,016	(1,314)
Decrease (increase) in prepaid expenses and other assets	(47)	154	(201)
Increase (decrease) in accounts payable	1,311	(429)	1,740
Increase in accrued liabilities	887	343	544

	$(6,092)	$(2,334)	$(3,758)

Net cash used in operating activities for the six months ended June 30, 2005 and 2004 was $6.1 million and $2.3 million, respectively. The increase in net cash used in operating activities mainly reflects an increase in the net loss as well as an increase in cash used for inventories, partially offset by an increase in cash provided from accounts payable and accrued liabilities. The decrease in cash provided by inventories reflects significant decreases in our inventories balance in the six months ended June 30, 2004 as a result of a decrease in FS454 production and related sales, which were primarily to Microsoft. The increase in cash provided by accounts payable and accrued liabilities reflects timing of payments and research and development expense accruals related to our investment in UWB technology.

One customer had an accounts receivable balance in excess of 10% of our total accounts receivable at June 30, 2005 and this customer accounted for 18% of our total accounts receivable at that date.

We expect that our operating cash flows may fluctuate in future periods as a result of fluctuations in our operating results, shipment timetable and accounts receivable collections, inventory management, and the timing of payments among other factors.

Net cash used in investing activities

Net cash used in investing activities was $209,000 for the six months ended June 30, 2005, compared to $651,000 for the six months ended June 30, 2004. The decrease in cash used in investing activities mainly reflects transaction costs incurred during the six months ended June 30, 2004 with respect to the acquisitions of Visual Circuits and COMO and a decrease in our restricted cash balance at COMO in the six months ending June 30, 2005, partially offset by an increase in capital expenditures primarily related to our investment in UWB technology.

Net cash provided by financing activities

Net cash provided by financing activities was $6.9 million for the six months ended June 30, 2005, compared to $5.2 million for the six months ended June 30, 2004. Net cash from financing activities in the six months ended June 30, 2005 consisted mainly of borrowings of $2.6 million under our accounts receivable-based line of credit, a term loan of $2.5 million, net proceeds of $1.6 million received in June 2005 from a private equity placement transaction, proceeds of $310,000 from the sale of escrow shares and the reimbursement of acquisition fees by Visual Circuits Corporation Liquidating Trust related to the acquisition of Visual Circuits, partially offset by repayments of $360,000 related to our German subsidiary’s line of credit balance. Net cash from financing activities in the six months ended June 30, 2004 primarily reflects net proceeds of $5.2 million received in April 2004 from a private equity placement transaction.

Capital Resources and Liquidity Outlook

We have incurred losses and used net cash in operating activities for the six months ended June 30, 2005 and each of the two years in the period ended December 31, 2004, and as such, have been dependent upon raising money for short- and long-term cash needs through debt, proceeds from the exercise of options and warrants, and the sale of our common stock in private placements. For the year ended December 31, 2004, we received approximately $10.7 million in proceeds from the sale of approximately 10.5 million shares of our common stock in private placement transactions. For the six months ended June 30, 2005, we received approximately $1.6 million in net proceeds from the sale of approximately 2.4 million shares of our common stock in a private placement transaction.

In November 2004, we obtained a $4.0 million credit line under which we can borrow up to 90% of our eligible outstanding accounts receivable, excluding accounts receivable of COMO. Carl Berg, a Company director and shareholder, provided a personal guarantee to secure this credit line. In connection with this credit line, the bank obtained a first priority security interest in our accounts receivable through an agreement with Mr. Berg, which enables Mr. Berg to retain his existing security interest in all of our assets while subordinating his interest in our accounts receivable. The bank credit line is subject to ongoing covenants, including maintenance of certain liquidity ratios and operating results. At June 30, 2005, there was an outstanding balance on this credit line of the maximum available amount of $2.6 million.

On June 28, 2005, we signed a term loan agreement with Greater Bay Bank under which we can borrow up to $2.5 million. The term loan has a maturity date of December 24, 2006, is interest only until maturity and is in addition to our existing $4.0 million accounts receivable based secured line of credit that we have with this same bank. Interest is payable under this loan at prime plus 1% (7.25% as of June 30, 2005). At June 30, 2005, there was an outstanding balance under this term loan of the maximum amount of $2.5 million.

At June 30, 2005, our German subsidiary – COMO – had outstanding debt obligations that consisted of notes payable of $185,000 and borrowings under a line of credit of $163,000, both of which are denominated in Euros and were assumed in connection with the 2004 acquisition of COMO. Although the notes payable are scheduled to be repaid through 2011, the bank reviews COMO’s financial results in connection with these notes and reserves the right to call these notes due at its discretion. At June 30, 2005, we had the ability to borrow an additional $145,000 under this line of credit.

In addition to regularly reviewing our cost structure, management continues to assess its product lines in light of technology trends and economic conditions, to identify how to enhance existing product lines, create new products or create new distribution channels. There can be no assurance that management’s new product plans will result in substantial increases in our revenue.

We believe that we will require additional financing and/or need to find a partner to fund operations before the end of 2005 in order to meet all currently planned expenditures and cash requirements through the first customer sampling of our UWB chips. Such financing terms could include debt and/or equity instruments. Depending upon the results of this sampling program, customers’ adoption and acceptance of the UWB products, the profitability of our Systems business, and our efforts to partner with another entity to market the chips on a widespread commercial basis, we may need to raise further capital in 2006 for the commercial deployment of UWB.

While we have been successful in the past in raising sufficient capital to fund our operations, there can be no assurance that we will obtain sufficient financing in the future on acceptable terms to continue operations, or if we do obtain such funding, that we can do so without unduly diluting the equity interests of our current stockholders.

Summary of Certain Contractual Obligations as of June 30, 2005

(In thousands)

	< 1 year	1-3 years	3-5 years	> 5 years	Total

Capital and operating leases	$554	$936	$416	$16	$1,922
Inventory purchase commitments	2,266	—	—	—	2,266
Notes payable	44	51	51	39	185
Interest expense on notes payable	8	7	4	1	20
Term loan	—	2,500	—	—	2,500
Interest expense on term loan	181	91	—	—	272
Lines of credit	2,763	—	—	—	2,763

	$5,816	$3,585	$471	$56	$9,928

RISK FACTORS

Risks Related to Our Business

We have a long history of operating losses.

As of June 30, 2005, we had an accumulated deficit of $82.7 million. We incurred net losses of $8.7 million, $11.0 million and $1.7 million for the six months ended June 30, 2005 and the years ended December 31, 2004 and 2003, respectively. There can be no assurance that we will ever become profitable. Additionally, our auditors have included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2004 with respect to substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

We may need to raise additional capital through equities securities placements, which will result in further dilution of existing and future stockholders.

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

We have relied upon the ability of Carl Berg, a director and significant owner of our common stock, for interim financing needs. At December 31, 2003, we had an aggregate of approximately $4.4 million in debt and accrued interest outstanding to Mr. Berg. On March 19, 2004, Mr. Berg converted this debt and accrued interest to common and preferred stock. Additionally, Mr. Berg has provided a personal guarantee to Samsung Semiconductor Inc., our contracted ASIC manufacturer, to secure our working capital requirements for ASIC purchase order fulfillment and a personal guarantee to Greater Bay Bank in connection with our $4 million accounts receivable-based line of credit and $2.5 million term loan. In connection with these guarantees, Mr. Berg maintains a security interest in all the company’s assets, subject to the bank’s lien on our accounts receivable. There can be no assurances that Mr. Berg will continue to provide such interim financing or personal guarantees, should we need additional funds or increased credit facilities with our vendors.

We have a significant amount of convertible securities that will dilute existing stockholders upon conversion.

At August 10, 2005, we had 3,161 shares of preferred shares issued and outstanding, and 4,160,621 warrants, 245,000 shares of unvested restricted stock and 7,705,940 options, which are all exercisable into shares of common stock. The 3,161 shares of preferred stock are convertible into 3,161,000 shares of our voting common stock. Furthermore, at August 10, 2005, 784,341 additional shares of common stock were available for grant to our employees, officers, directors and consultants under our current stock option and incentive plans. We also may issue additional shares in acquisitions. Any additional grant of options under existing or future plans or issuance of shares in connection with an acquisition will further dilute existing stockholders.

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

We rely on certain vendors for a significant portion of our manufacturing. If these vendors experience delays in the production and shipping of our products, this would have an adverse effect on our results of operations.

Approximately 48% of the components for our products are manufactured on a turnkey basis by four vendors: BTW Inc., Furthertech Company Ltd., Samsung Semiconductor Inc. and Veris Manufacturing. If these vendors experience production or shipping problems for any reason, we in turn could experience delays in the production and shipping of our products, which would have an adverse effect on our results of operations.

We are dependent on our suppliers. If our suppliers experience labor problems, supply shortages or product discontinuations, this would have an adverse effect on our results of operations.

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

We have a $4.0 million credit line under which we can borrow up to 90% of our eligible outstanding accounts receivable and a $2.5 million term loan. The various agreements in connection with such credit line and term loan require us to maintain certain covenants. In the event we are not able to obtain a waiver for any covenant violation, and/or remain out of compliance with a particular covenant, we will not be able to draw down on the line of credit or term loan, and any amounts outstanding under such line of credit or term loan may become immediately due and payable, either of which could have a material adverse impact on our financial condition and results of operation.

Furthermore, the restrictions contained in the line of credit and term loan documents, as well as the terms of other indebtedness we may incur from time-to-time, could limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans. These restrictions could also adversely affect our ability to finance our operations or other capital needs, or to engage in other business activities that would be in our interest.

We depend on a few customers for a high percentage of our revenues and the loss or failure to pay of any one of these customers could result in a substantial decline in our revenues and profits.

For the six months ended June 30, 2005, our five largest customers in aggregate provided 29% of our total revenues and as of June 30, 2005 comprised 43% of our accounts receivable balance. We do not have long-term contracts requiring any customer to purchase any minimum amount of products. There can be no assurance that we will continue to receive orders of the same magnitude as in the past from existing customers or will be able to market our current or proposed products to new customers. The loss of any major customer, the failure of any such identified customer to pay us, or to discontinue issuance of additional purchase orders, would have a material adverse effect on our revenues, results of operation, and business as a whole, absent the timely replacement of the associated revenues and profit margins associated with such business. Furthermore, many of our products are dependent upon the overall success of our customers’ products, over which we often have no control.

Our quarterly financial results are subject to significant fluctuations and if actual revenues are less than projected revenues, we may be unable to reduce expenses proportionately, and our operating results, cash flows and liquidity would likely be adversely affected.

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

As of June 30, 2005 we held six patents and four pending applications, one of which combined five previous provisional patent applications, in the United States. Certain of these patents have also been filed and issued in countries outside the United States. We treat our technical data as confidential and rely on internal non-disclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect our proprietary information. There can be no assurance that these measures will adequately protect the confidentiality of our proprietary information or prove valuable in light of future technological developments.

There can be no assurance that third parties will not assert infringement claims against us or that such assertions will not result in costly litigation or require us to license intellectual proprietary rights from third parties. In addition, there can be no assurance that any such licenses would be available on terms acceptable to us, if at all.

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

Our common stock price is volatile.

The market price for our voting common stock is volatile and has fluctuated significantly to date. For example, between January 1, 2004 and August 10, 2005, the per share price has fluctuated between $0.60 and $2.87 per share, closing at $0.83 on August 10, 2005. The trading price of our voting common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to factors including the following:

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

In an effort to address growing investor concerns, the United States Congress passed, and on July 30, 2002, President Bush signed into law, the Sarbanes-Oxley Act of 2002. This sweeping legislation primarily impacts investors, the public accounting profession, public companies, including corporate duties and responsibilities, and securities analysts. Some highlights include establishment of a new independent oversight board for public accounting firms, enhanced disclosure and internal control requirements for public companies and their insiders, required certification by CEO’s and CFO’s of Securities and Exchange Commission financial filings, prohibitions on certain loans to offices and directors, efforts to curb potential securities analysts’ conflicts of interest, forfeiture of profits by certain insiders in the event financial statements are restated, enhanced board audit committee requirements, whistleblower protections, and enhanced civil and criminal penalties for violations of securities laws. Such legislation and subsequent regulations will increase the costs of securities law compliance for publicly traded companies such as us.

We are exposed to potential risks from legislation requiring companies to evaluate financial controls under Section 404 of the Sarbanes-Oxley Act of 2002.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls. We will be required to meet the requirements of the Sarbanes-Oxley Act by December 31, 2006. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At June 30, 2005, we did not hold any short-term investments that would be exposed to market risk from adverse movements in interest rates.

At June 30, 2005, our outstanding debt obligations consisted of notes payable of $185,000, a term loan of $2.5 million and borrowings under lines of credit of $2.8 million. The average interest rate applicable to these debt obligations is 7.3% per annum. If short-term interest rates were to increase 100 basis points (100 basis points equals 1%), the increased interest expense associated with these debt obligations would increase by approximately $14,000 on a quarterly basis.

Foreign Currency Risk

Gains or losses related to foreign exchange currency transactions were not material for the periods ended June 30, 2005 and 2004.

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

There was no change in Focus’ internal control over financial reporting that occurred during Focus’ second fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, Focus’ internal control over financial reporting.

Focus will be required to evaluate its internal controls over financial reporting in order to comply with the requirements of the Sarbanes-Oxley Act of 2002 and expects to incur significant costs in meeting these requirements. We estimate the external costs involved in meeting these requirements to be approximately $650,000. Focus is required to meet the requirements of the Sarbanes-Oxley Act by December 31, 2006.

PART II - OTHER INFORMATION

Item 1.                                   Legal proceedings

From time to time, Focus is party to certain other claims and legal proceedings that arise in the ordinary course of business of which, in the opinion of management, do not have a material adverse effect on Focus’ financial position or results of operation.

Item 2.                                   Changes in securities

On June 28, 2005, we issued a warrant to Carl Berg, a director of the Company, to purchase 100,000 shares of our common stock at a purchase price of $0.81 per share in connection with Mr. Berg’s personal guarantee of a term loan issued to the Company. The warrant was issued pursuant to section 4(2) of the Securities Act based on the nature of the investor and certain representations made to us. The warrant was immediately exercisable and expires four years from the date of grant.

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

August 12, 2005	Focus Enhancements, Inc.
Date	Registrant

	By:	/s/ Brett A. Moyer
Brett A. Moyer
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Gary L. Williams
Gary L. Williams
Vice President of Finance,
Chief Financial Officer
(Principal Accounting Officer)