Form 10-Q/A
period 2005-06-30
FOCUS ENHANCEMENTS INC
filed 2005-08-17
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The registrant hereby amends Part I, “Financial Statements” of the Form 10-Q for Focus Enhancements, Inc. (the “Company”) for the fiscal quarter ended June 30, 2005 filed with the Securities and Exchange Commission on August 15, 2005 (“Original Filing”). This Amendment No. 1 has been filed to correct certain wording in Note 9, “Borrowings”, under the caption “Accounts Receivable-Based Line of Credit”. The Original Filing stated in this note that an additional $199,000 was available to borrow under this line of credit at June 30, 2005. Amendment No. 1 states that at June 30, 2005 the Company had borrowed the maximum available amount of $2.6 million.  This correction conforms Note 9 to the information correctly provided under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity Outlook.”

As a result of this amendment, the certifications, pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-Q/A.

Except as described above, no other changes have been made to the Original Filing. This Form 10-Q/A does not amend or update any other information set forth in the Original Filing and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.

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

August 17, 2005	Focus Enhancements, Inc.
Date	Registrant

	By:	/s/ Brett A. Moyer
Brett A. Moyer
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Gary L. Williams
Gary L. Williams
Vice President of Finance,
Chief Financial Officer
(Principal Accounting Officer)