Form 10-Q
period 2005-09-30
FOCUS ENHANCEMENTS INC
filed 2005-11-14
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005, or

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

☐ Yes  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  No ☒

As of the close of business on November 10, 2005, there were 67.7 million shares of Focus Enhancement’s common stock issued and outstanding.

FOCUS ENHANCEMENTS, INC.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

Focus Enhancements, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net revenue	$6,880	$5,774	$18,468	$14,892
Cost of revenue	4,360	3,553	11,804	9,596
Gross margin	2,520	2,221	6,664	5,296

Operating expenses:
Sales, marketing and support	1,783	1,256	4,958	3,583
General and administrative	925	729	2,920	2,194
Research and development	2,977	2,489	10,260	5,261
Amortization of intangible assets	127	255	403	604
In-process research and development	—	—	—	300
	5,812	4,729	18,541	11,942
Loss from operations	(3,292)	(2,508)	(11,877)	(6,646)
Interest expense, net	(93)	(8)	(174)	(68)
Other income (expense), net	(10)	(10)	(50)	10
Loss before income tax expense (benefit)	(3,395)	(2,526)	(12,101)	(6,704)
Income tax expense (benefit)	(1)	—	10	1
Net loss	$(3,394)	$(2,526)	$(12,111)	$(6,705)

Net loss per share
Basic and diluted	$(0.05)	$(0.05)	$(0.20)	$(0.14)

Weighted average number of shares used in per share calculations:
Basic and diluted	62,268	52,803	60,414	48,578

The accompanying notes are an integral part of the condensed consolidated financial statements.

Focus Enhancements, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2005	December 31, 2004
Assets

Current assets:
Cash and cash equivalents	$758	$3,380
Accounts receivable, net of allowances of $430 and $443	3,495	3,273
Inventories	3,748	3,941
Prepaid expenses and other current assets	761	473
Restricted cash	—	312
Total current assets	8,762	11,379

Long-term assets:
Property and equipment, net	1,312	1,116
Other assets	54	62
Intangible assets, net	1,039	1,577
Goodwill	13,191	13,191
	$24,358	$27,325

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,616	$2,555
Borrowings under lines of credit	2,728	567
Current portion of long-term debt	171	55
Current portion of capital lease obligations	124	22
Accrued liabilities	3,426	2,634
Total current liabilities	10,065	5,833

Long-term liabilities:
Long-term debt	2,500	174
Capital lease obligations, net of current portion	25	—
Other liabilities	74	—
Total liabilities	12,664	6,007

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; 3,161 shares issued at September 30, 2005 and December 31, 2004, respectively (aggregate liquidation preference of $3,917)	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 63,197,795 and 60,412,591 shares issued at September 30, 2005 and December 31, 2004, respectively	622	597
Treasury stock at cost, 497,055 shares at September 30, 2005 and December 31, 2004, respectively	(750)	(750)
Additional paid-in capital	98,146	95,463
Deferred stock-based compensation	(231)	—
Accumulated other comprehensive income	24	14
Accumulated deficit	(86,117)	(74,006)
Total stockholders’ equity	11,694	21,318
	$24,358	$27,325

The accompanying notes are an integral part of the condensed consolidated financial statements.

Focus Enhancements, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net loss	$(12,111)	$(6,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,015	816
Stock-based compensation and non-cash warrant expense	105	32
Amortization of debt issuance costs	40	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(304)	171
Decrease in inventories	124	63
Increase in prepaid expenses and other assets	(277)	(139)
Increase in accounts payable	1,116	290
Increase in accrued liabilities	935	808
Net cash used in operating activities	(9,357)	(4,664)

Cash flows from investing activities:
Acquisition of COMO Computer and Motion GmbH net of cash acquired	—	(7)
Acquisition of Visual Circuits Corporation	—	(440)
Decrease in restricted cash	289	—
Purchases of property and equipment	(496)	(720)
Net cash used in investing activities	(207)	(1,167)

Cash flows from financing activities:
Borrowings from term loan	4,000	—
Repayments of term loan	(1,500)	—
Borrowings under lines of credit	2,585	—
Capital lease payments	(62)	(2)
Repayments under lines of credit	(375)	—
Net proceeds from private offerings of common stock	1,564	5,217
Proceeds from issuance of escrow stock related to acquisition of COMO Computer and Motion GmbH	488	—
Reimbursement of transaction costs related to acquisition of Visual Circuits Corporation	225	—
Payments of short-term debt	(33)	(434)
Proceeds from exercise of common stock options and warrants	57	116
Net cash provided by financing activities	6,949	4,897

Effect of exchange rate changes on cash	(7)	(9)

Decrease in cash and cash equivalents	(2,622)	(943)
Cash and cash equivalents at beginning of period	3,380	3,731
Cash and cash equivalents at end of period	$758	$2,788

The accompanying notes are an integral part of the condensed consolidated financial statements.

Focus Enhancements, Inc.

Notes to Condensed Consolidated Financial Statements

1.                                      Basis of Presentation – Unaudited Interim Financial Information

The condensed consolidated financial statements of Focus Enhancements, Inc. (“Focus” or “the Company”) as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 are unaudited and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004, included in Focus’ Annual Report on Form 10-K/A for the year ended December 31, 2004.

In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Focus’ financial position, operating results and cash flows for the periods presented. The results of operations and cash flows for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for any future period. Certain items previously reported in specific financial statement captions have been reclassified. Such reclassifications have not impacted previously reported total assets, stockholders’ equity or net loss amounts.

Beginning in 2005, Focus converted from a 13-week quarter that ended on the last Sunday of the period to a calendar quarter. For convenience, the comparative results in the accompanying condensed consolidated statements of operations and condensed consolidated statements of cash flows are shown as ending on September 30, 2004, although the third quarter of fiscal year 2004 ended on October 3, 2004. The change in the quarter end did not have a material impact on the reported operating results or financial position of Focus.

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

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Reported net loss	$(3,394)	$(2,526)	$(12,111)	$(6,705)
Deduct: Stock-based compensation expense determined under fair value method	(209)	(336)	(896)	(915)

Pro forma net loss	$(3,603)	$(2,862)	$(13,007)	$(7,620)

Basic and diluted reported net loss per share	$(0.05)	$(0.05)	$(0.20)	$(0.14)

Basic and diluted pro forma net loss per share	$(0.06)	$(0.05)	$(0.22)	$(0.16)

Common stock equivalents have been excluded from all calculations of net loss per share and pro forma net loss per share for the periods presented because the effect of including them would be anti-dilutive.

3.                                      Net Loss per Share

Basic net loss per share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period, if dilutive. Options to purchase 7,488,758 and 6,289,473 shares of common stock, unvested shares of restricted stock of 245,000 and zero, warrants to purchase 4,160,621 and 1,369,914 shares of common stock and 3,161 shares of preferred stock convertible into 3,161,000 shares of common stock were outstanding at September 30, 2005 and 2004, respectively, but were not included in the computation of diluted net loss per share as the effect would have been anti-dilutive.

4.                                      Significant Customers

No customer accounted for more than 10% of Focus’ revenue in the three and nine months ended September 30, 2005. One customer accounted for 15% of Focus’ revenue in the three months ended September 30, 2004. In the nine months ended September 30, 2004, one customer accounted for 13% of total revenue.

One customer had an accounts receivable balance of 13% of Focus’ accounts receivable at September 30, 2005 and 14% at December 31, 2004.

5.                                      Management’s Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2005 and the year ended December 31, 2004, Focus incurred net losses of $12.1 million and $11.0 million, respectively, and used net cash in operating activities of $9.4 million and $9.4 million, respectively. These results indicate that Focus may potentially be unable to continue as a going concern.

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

Focus has historically met cash needs from the proceeds of debt, the sale of common stock in private placements and the exercise of employee stock options and warrants. Management continues to assess its product lines in light of technology trends and economic conditions, to identify how to enhance existing product lines, create new products, or create new distribution channels. There can be no assurance that management’s new products plans will result in substantial increases in Focus’ revenue.

On November 7, 2005, Focus received $3.0 million in net proceeds through a private equity placement. Management believes that Focus will need to obtain additional financing and/or find a partner to fund operations by the end of the first quarter of 2006 in order to meet all currently planned expenditures and cash requirements through the first customer sampling of its Ultra Wideband (“UWB”) chips. Such financing terms could include debt and/or equity instruments. Depending upon the results and timing of this sampling program, customers’ adoption and acceptance of the UWB products, the profitability of its Systems business, and Focus’ efforts to partner with another entity to market the chips on a widespread commercial basis, Focus may need to raise further capital in 2006 for the widespread commercial deployment of UWB.

There is no assurance that management’s plans will be successful or if successful, that they will result in Focus continuing as a going concern.

6.                                      Business Combinations

COMO Computer & Motion GmbH

On February 27, 2004, Focus completed the acquisition of COMO Computer & Motion GmbH (“COMO”), located in Kiel, Germany, pursuant to which COMO became a wholly-owned subsidiary of Focus. The acquisition was accounted for as a purchase business combination at a total cost of approximately $1.0 million. Under the terms of the agreement, Focus acquired COMO through the issuance of 185,066 shares of its common stock and approximately $359,000 in cash to COMO’s shareholders. Focus was also required to issue up to an additional 46,266 shares of its common stock to COMO’s shareholders, in the event certain conditions were met at the end of 2004 and 2005. These relevant conditions were met at the end of 2004, and accordingly, 23,234 shares were issued to COMO’s former shareholders in March 2005. Additionally, Focus issued 610,096 common shares, held in escrow, to COMO’s two former shareholders who became employees of Focus – see Note 11, “Stockholders’ Equity”. In connection with this transaction, Focus paid vFinance Investments, Inc., a success fee of $100,000 and 30,000 shares of Focus’ common stock.

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

Under the terms of the Reorganization Agreement, Visual Circuits, located in Minneapolis, Minnesota, received 3,805,453 shares of voting common stock of Focus, including approximately 380,000 shares placed in escrow for the recovery by Focus of any losses resulting from the breach of covenants by Visual Circuits. In connection with this transaction, Focus paid vFinance Investments, Inc. a success fee of $168,000 and 80,000 shares of Focus’ common stock.

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

Focus performed an allocation of the total purchase price of Visual Circuits to its individual assets acquired and liabilities assumed. Developed technology and in-process research and development (“IPRD”) were identified and valued through interviews, analysis of data provided by the Visual Circuits business concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability and associated risks. The income approach, which includes an analysis of the cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPRD.

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

7.                                      Goodwill and Intangible Assets

Goodwill as of September 30, 2005 and December 31, 2004 included the following:

(In thousands)	Goodwill

Videonics	$5,070
Tview	121
COMO	1,104
Visual Circuits	6,896

$13,191

The following tables provide a summary of the carrying amounts of intangible assets:

	September 30, 2005
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount

Existing technology	$3,945	$(2,906)	$1,039
Tradename	176	(176)	—

	$4,121	$(3,082)	$1,039

	December 31, 2004
	Gross Amount	Accumulated Amortization	Net Amount

Existing technology	$3,945	$(2,370)	$1,575
Tradename	176	(174)	2

	$4,121	$(2,544)	$1,577

For the three and nine months ended September 30, 2005, amortization expense was $172,000 and $538,000, respectively, of which $45,000 and $135,000 were recorded in cost of revenue. For the three and nine months ended September 30, 2004, amortization expense was $300,000 and $707,000, respectively, of which $45,000 and $103,000 were recorded in cost of revenue.

The total expected future amortization related to intangible assets is provided in the table below:

(In thousands)	Amortization

Three months ending December 31, 2005	$172
Fiscal year 2006	681
Fiscal year 2007	186

$1,039

8.                                      Inventories

Inventories are stated at lower of cost (first-in, first-out) or market:

(In thousands)	September 30, 2005	December 31, 2004

Raw materials	$2,544	$2,308
Work in process	29	51
Finished goods	1,175	1,582

	$3,748	$3,941

9.                                      Borrowings

(In thousands)	September 30, 2005	December 31, 2004

Short-term debt:
Notes payable to bank	$171	$55
COMO line of credit	143	567
Accounts receivable-based line of credit	2,585	—
	2,899	622
Long-term debt:
Term loan	2,500	—
Notes payable to bank	—	174

	$5,399	$796

Notes payable to a bank and the COMO line of credit were assumed by Focus as a result of the acquisition of COMO in February 2004 – see Note 6, “Business Combinations”. The notes payable and line of credit are with a local German bank.

The notes payable to a bank, consisting of two notes of $161,000 and $10,000 are denominated in Euros and were originally scheduled to be repaid through December 2011 and December 2005, respectively, at an average interest rate of 6% per annum. However, the bank has exercised its right to call these notes due at its discretion and the bank has notified Focus that these notes must be repaid by January 31, 2006.

In connection with the COMO line of credit, COMO maintains a cash balance with the lending institution. Interest is payable on this line of credit at a rate of 10% per annum. There are no financial covenants applicable to this credit facility, nor is there an applicable maturity date. However, the bank has notified Focus that it must repay all amounts due under this line of credit by January 31, 2006.

The notes payable and COMO line of credit are collateralized by personal guarantees of approximately $500,000 and life insurance pledges from the two shareholders from whom Focus purchased the shares of COMO common stock, as well as COMO’s inventory, accounts receivable and fixed assets. In the event the bank were to proceed with claiming against the personal guarantees and/or life insurance pledges, Focus would be responsible for reimbursing the two shareholders from whom Focus purchased the shares of COMO common stock.

Accounts Receivable-Based Line of Credit

In November 2004, Focus obtained a $4.0 million line of credit from Greater Bay Bank under which it can borrow up to 90% of its eligible outstanding accounts receivable. The credit line expires on November 15, 2005 and is collateralized by a personal guarantee from Carl Berg, a Company director and shareholder. In connection with this credit line, the bank has obtained a first priority security interest in Focus’ accounts receivable through an agreement with Mr. Berg, which enables Mr. Berg to retain his existing security interest in all of Focus’ assets while subordinating his interest in Focus’ accounts receivable.

The credit line is subject to certain ongoing covenants based on operating results. Borrowings under the credit line bear interest at a rate of prime plus 1%, which was 7.5% at September 30, 2005. In connection with this line of credit, Focus issued warrants to the bank to purchase 77,186 shares of Focus’ common stock at an exercise price of $1.17 per share. The warrants were valued at $76,000 using the Black-Scholes option-pricing model and are being amortized to interest expense over the term of the credit line. During the three and nine months ended September 30, 2005, $18,000 and $58,000 were amortized to general and administrative expenses. At September 30, 2005, there was an outstanding balance on this credit line of the maximum available amount of $2.6 million.

Term Loan

On June 28, 2005, Focus signed a term loan agreement with Greater Bay Bank under which Focus can borrow up to $2.5 million. The term loan has a maturity date of December 24, 2006. Mr. Berg has personally guaranteed the loan, which is interest only until maturity and is in addition to Focus’ existing $4.0 million accounts receivable based secured line of credit that Focus has with this bank. Interest is payable under this term loan at prime plus 1%, which was 7.5% at September 30, 2005. In connection with Mr. Berg’s personal guarantee, Focus issued Mr. Berg a warrant to purchase 100,000 shares of common stock at an exercise price of $0.81 per share, which expires on June 28, 2009. Focus recorded a charge of $42,000 to general and administrative expenses at the time of issuance based on the fair value of this warrant, determined using the Black-Scholes option-pricing model. At September 30, 2005, there was an outstanding balance of $2.5 million under this term loan.

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

In October 2004, Focus entered into a design services contract under which Focus agreed to pay $2.9 million to a third party for the design and development of high performance UWB integrated circuits. Payments are made upon the completion of specific milestones by the third party, which are expected to be completed by December 2005. For the three and nine months ended September 30, 2005, $218,000 and $1.7 million, respectively, was charged to research and development expense based on the level of effort incurred by the third party and $802,000 was included within other accrued liabilities at September 30, 2005.

In July 2005, Focus entered into a development agreement with a customer under which the customer agreed to pay $600,000 to Focus for the joint development by Focus and the customer of a custom product. The customer will pay Focus $600,000 in four installments of $150,000 at the completion of specific milestones. For the three months ended September 30, 2005, $97,000 was recognized as revenue based on the level of effort incurred by Focus and $89,000 of research and development expense was reclassified to cost of revenue. An amount of $53,000 was recorded in other accrued liabilities at September 30, 2005, representing the difference between the first installment received from the customer of $150,000 and the revenue recognized. In the event of delays in production, in certain circumstances, Focus may be subject to penalties not to exceed $150,000.

Leases

Focus leases office facilities under operating leases. Under the lease agreements, Focus is obligated to pay for utilities, taxes, insurance and maintenance.

Minimum lease commitments at September 30, 2005 were as follows:

(In thousands)	Lease Commitments

Three months ending December 31, 2005	$122
2006	555
2007	522
2008	181
2009	190
2010	114

$1,684

Employment Agreements

Focus has employment agreements with certain corporate officers. The agreements are generally one to two years in length and provide for minimum salary levels. These agreements include severance payments of approximately half to one times each officer’s annual compensation.

Indemnification Agreements

Focus enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that Focus’ products infringe a patent, copyright or trademark, or misappropriate a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including but not limited to product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them noninfringing. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies, and are generally limited to the amount paid by the customer. Focus has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications are outstanding as of September 30, 2005. As a result, no liability has been recorded with respect to such indemnifications as of September 30, 2005.

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

At September 30, 2005, Focus had issued non-cancelable purchase orders for approximately $2.7 million to purchase finished goods from its contract manufacturers, and had not incurred any significant liability for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

General

From time-to-time, Focus is party to certain other claims and legal proceedings that arise in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on Focus’ financial position or results of operation.

11.                               Stockholders’ Equity

The acquisition of COMO on February 27, 2004 resulted in the issuance of 215,066 shares of Focus’ common stock, consisting of 185,066 shares issued to COMO’s shareholders, and 30,000 shares issued to vFinance Investments, Inc., for investment banking services related to the acquisition. Additionally, Focus issued 610,096 common shares, held in escrow, (“the Escrow shares”) to COMO’s two former shareholders (“the Sellers”) who became employees of Focus. The Escrow shares were issued in exchange for the Sellers non-interest bearing, non-recourse, demand notes payable to Focus and COMO in the aggregate amount of $1.1 million. For accounting purposes, the Escrow shares are reported in the accompanying financial statements as outstanding, subscribed shares. The two former shareholders of COMO can sell the Escrow shares at no less than the then current fair market value, with all proceeds to be remitted to Focus and COMO in exchange for cancellation of the outstanding note obligations, regardless of whether such proceeds are greater than or less than the balance of the notes. In the nine months ended September 30, 2005, a total of 579,428 of the escrow shares were sold for net proceeds of $488,000. The proceeds from the sale of such shares were remitted to Focus by the Sellers and recorded as an increase in additional paid-in capital. The note receivable from the Sellers is not recorded in the accompanying condensed consolidated financial statements, as it will be cancelled upon receipt of the proceeds from the sale of the remaining Escrow shares.

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

As of September 30, 2005, Focus was obligated under certain circumstances, to issue the following additional shares of common stock pursuant to derivative securities, instruments or agreements:

(In thousands)	Shares of Common Stock

Warrants to purchase common stock	4,161
Options to purchase common stock	7,489
Preferred Stock convertible into common stock	3,161

14,811

12.                               Related Party Transactions

Carl Berg

In December 2002, Mr. Berg, a Company director and shareholder, provided Samsung Semiconductor Inc., Focus’ contracted manufacturer of Application Specific Integrated Circuits (“ASIC”), with a personal guarantee to secure Focus’ working capital requirements for ASIC purchase order fulfillment. Mr. Berg agreed to provide the personal guarantee on Focus’ behalf without additional cost or collateral, as Mr. Berg maintains a secured priority interest in substantially all of Focus’ assets. At September 30, 2005, Focus owed Samsung $190,000 under net 30 terms.

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

Dolby Laboratories Inc.

N. William Jasper Jr., who is the Chairman of Focus’ Board of Directors, is also the President and Chief Executive Officer of Dolby Laboratories, Inc. (“Dolby”), a signal processing technology company located in San Francisco, California. Focus is required to submit quarterly royalty payments to Dolby based on Dolby technology incorporated into certain products assumed in the acquisition of Visual Circuits in May 2004. For the nine months ended September 30, 2005 and September 30, 2004, Focus paid Dolby total royalties of $8,000 and $18,000, respectively, which were recorded in cost of revenue.

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

	Three Months Ended September 30, 2005
(In thousands)	Systems	Semiconductor	Total

Net revenue	$5,934	$946	$6,880
Cost of revenue	3,733	627	4,360
Gross margin	2,201	319	2,520

Operating expenses:
Sales, marketing and support	1,351	432	1,783
General and administrative	548	377	925
Research and development	786	2,191	2,977
Amortization of intangible assets	79	48	127
	2,764	3,048	5,812
Loss from operations	$(563)	$(2,729)	$(3,292)

	Three Months Ended September 30, 2004
(In thousands)	Systems	Semiconductor	Total

Net revenue	$5,119	$655	$5,774
Cost of revenue	3,178	375	3,553
Gross margin	1,941	280	2,221

Operating expenses:
Sales, marketing and support	1,005	251	1,256
General and administrative	544	185	729
Research and development	1,166	1,323	2,489
Amortization of intangible assets	174	81	255
	2,889	1,840	4,729
Loss from operations	$(948)	$(1,560)	$(2,508)

	Nine Months Ended September 30, 2005
(In thousands)	Systems	Semiconductor	Total

Net revenue	$16,176	$2,292	$18,468
Cost of revenue	10,401	1,403	11,804
Gross margin	5,775	889	6,664

Operating expenses:
Sales, marketing and support	3,860	1,098	4,958
General and administrative	1,841	1,079	2,920
Research and development	2,834	7,426	10,260
Amortization of intangible assets	257	146	403
	8,792	9,749	18,541
Loss from operations	$(3,017)	$(8,860)	$(11,877)

	Nine Months Ended September 30, 2004
(In thousands)	Systems	Semiconductor	Total

Net revenue	$12,238	$2,654	$14,892
Cost of revenue	7,862	1,734	9,596
Gross margin	4,376	920	5,296

Operating expenses:
Sales, marketing and support	2,845	738	3,583
General and administrative	1,601	593	2,194
Research and development	2,633	2,628	5,261
Amortization of intangible assets	370	234	604
In-process research and development expense	300	—	300
	7,749	4,193	11,942
Loss from operations	$(3,373)	$(3,273)	$(6,646)

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

15.                               Subsequent Events

On November 7, 2005, Focus received $3.0 million in net proceeds through a private equity placement. Focus issued 5,018,248 shares of its common stock at $0.66 per share to certain institutional investors, along with warrants to purchase an additional 1,254,562 shares of its common stock at an exercise price of $0.85 per share. Such warrants are exercisable for five years from the date of grant.

In addition, Focus has agreed to pay placement agents a cash fee of up to $264,000 and to issue additional warrants to purchase up to 501,822 shares of our common stock at an exercise price of $0.85 per share. These warrants are exercisable for five years from the date of grant.

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

In particular, statements contained in this document that are not historical facts (including, but not limited to, statements concerning anticipated revenues, anticipated operating expense levels, potential new products and orders, and such expense levels relative to our total revenues) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements.  Factors that may cause such differences include, without limitation, the availability of capital to fund our future cash needs, reliance on major customers, history of operating losses, market acceptance of our products, technological obsolescence, competition, successful integration of acquisitions, component supply problems and protection of proprietary information, as well as the accuracy of our internal estimates of revenue and operating expense levels.  For a discussion of these factors and some of the other factors that might cause such a difference see also “ - Risk Factors.” These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

RESULTS OF OPERATIONS

Net revenue

	Three Months Ended
(Dollars in thousands)	September 30, 2005	September 30, 2004	Increase

System products	$5,934	$5,119	$815	15.9%
Semiconductor products	946	655	291	44.4%

	$6,880	$5,774	$1,106	19.2%

	Nine Months Ended
(Dollars in thousands)	September 30, 2005	September 30, 2004	Increase/ (decrease)

System products	$16,176	$12,238	$3,938	32.2%
Semiconductor products	2,292	2,654	(362)	-13.6%

	$18,468	$14,892	$3,576	24.0%

Revenue for the three months ended September 30, 2005 was $6.9 million, an increase of $1.1 million compared with the three months ended September 30, 2004. Revenue for the nine months ended September 30, 2005 was $18.5 million, an increase of $3.6 million compared with the nine months ended September 30, 2004.

For the three months ended September 30, 2005, sales of system products to distributors, retailers and Value Added Resellers were approximately $5.9 million compared to $5.1 million for the same period in 2004, an increase of $815,000. For the nine months ended September 30, 2005, sales of our system products were approximately $16.2 million compared to $12.2 million for the same period in 2004, an increase of $3.9 million. This increase in sales of our systems products in both the three- and nine-month periods mainly reflects the introduction of a new variation of FireStore – the FS-4, partially offset by a decrease in sales of our consumer scan conversion and home theater products. Our consumer scan conversion product sales have decreased as an increasing number of personal computers and televisions now incorporate scan conversion technology. The increase in revenue of systems products in the nine-month period also reflects sales of products acquired through the acquisitions of COMO Computer & Motion GmbH (“COMO”) in February 2004 and Visual Circuits Corporation (“Visual Circuits”) in May 2004.

Sales of semiconductor products to distributors and OEM customers were $946,000 in the three months ended September 30, 2005, an increase of $291,000 compared to $655,000 in the comparative period in 2004. This increase reflects production ramps for internet protocol television (IPTV) set-top boxes and DVD players by our customers incorporating our chips. The $362,000 decrease in sales of semiconductor products in the nine-month period primarily reflects $1.0 million in sales of our FS454 chip in the first quarter of 2004, which were primarily to Microsoft for use in its Xbox, partially offset by new production starts by our customers in the nine months ended September 30, 2005. In January 2004, Microsoft ceased placing significant orders for our FS454 product.

As of September 30, 2005, we had a sales order backlog of $893,000, a decrease of $1.5 million when compared to the second quarter of 2005 as a result of us fulfilling back orders primarily of our FS-4 and semiconductor products.

No customer accounted for more than 10% of our revenue in the three and nine months ended September 30, 2005. One customer accounted for 15% of our revenue in the three months ended September 30, 2004. In the nine months ended September 30, 2004, one customer accounted for 13% of total revenue.

Gross margin

	Three Months Ended
(Dollars in thousands)	September 30, 2005	September 30, 2004	Increase / (decrease)

Gross margin	$2,520	$2,221	$299

Gross margin rate	36.6%	38.5%	-1.9 percentage points

	Nine Months Ended
(Dollars in thousands)	September 30, 2005	September 30, 2004	Increase

Gross margin	$6,664	$5,296	$1,368

Gross margin rate	36.1%	35.6%	0.5 percentage points

Our gross margin rate in the three months ended September 30, 2005 decreased by 1.9 percentage points to 36.6% from 38.5% in the three months ended September 30, 2004. Our gross margin rate in the nine months ended September 30, 2005 increased to 36.1% from 35.6% in the nine months ended September 30, 2004, an increase of 0.5 percentage points.

The decrease in the gross margin rate in the three-month comparison reflects an increase in sales discounts and an increase in low-margin chip sales to one customer. The increase in gross margin rate in the nine-month comparison mainly reflects increased sales volumes, the below average gross margin business that we conducted with Microsoft in the three months ended March 31, 2004, which did not occur in nine months ended September 30, 2005, a charge of $140,000 in the three months ended June 30, 2004 associated with a fair value adjustment to Visual Circuits’ inventory upon acquisition and an accrual in the three months ended June 30, 2004 of $100,000 for a royalty payment based on the achievement of certain sales volumes. These factors were partially offset by the increase in sales discounts and low-margin chip sales to one customer in the three months ended September 30, 2005.

Operating expenses

	Three Months Ended
(Dollars in thousands)	September 30, 2005		September 30, 2004		Increase / (decrease )
		% of revenue		% of revenue

Sales, marketing and support	$1,783	25.9%	$1,256	21.8%	$527	42.0%
General and administrative	925	13.4%	729	12.6%	196	26.9%
Research and development	2,977	43.3%	2,489	43.1%	488	19.6%
Amortization of intangible assets	127	1.8%	255	4.4%	(128)	-50.2%

	$5,812	84.5%	$4,729	81.9%	$1,083	22.9%

	Nine Months Ended
(Dollars in thousands)	September 30, 2005		September 30, 2004		Increase / (decrease )
		% of revenue		% of revenue

Sales, marketing and support	$4,958	26.8%	$3,583	24.1%	$1,375	38.4%
General and administrative	2,920	15.8%	2,194	14.7%	726	33.1%
Research and development	10,260	55.6%	5,261	35.3%	4,999	95.0%
Amortization of intangible assets	403	2.2%	604	4.1%	(201)	-33.3%
In-process research and development	—	0.0%	300	2.0%	(300)	-100.0%

	$18,541	100.4%	$11,942	80.2%	$6,599	55.3%

Sales, marketing and support

Sales, marketing and support expenses for the three months ended September 30, 2005 were $1.8 million compared to $1.3 million in the three months ended September 30, 2004, an increase of $527,000. Sales, marketing and support expenses for the nine months ended September 30, 2005 were $5.0 million, compared to $3.6 million for the nine months ended September 30, 2004, an increase of $1.4 million.

The increase in sales, marketing and support expenses in the three- and nine-month periods mainly reflects additional headcount in our business development group, advertising expense associated with recent introductions of our new FS-4, and increased commission expense as a result of increased revenues during these periods. The increase in sales, marketing and support expenses in the nine-month period also reflects, to a lesser extent, the inclusion of Visual Circuits and COMO’s sales and marketing expenses for the entire period. Visual Circuits’ and COMO’s expenses were only partially included in the prior year’s nine-month period as the acquisitions occurred on May 28, 2004 and February 27, 2004, respectively.

General and administrative

General and administrative expenses for the three months ended September 30, 2005 were $925,000, compared to $729,000 in the three months ended September 30, 2004, an increase of $196,000. General and administrative expenses for the nine months ended September 30, 2005 were $2.9 million, compared to $2.2 million for the nine months ended September 30, 2004, an increase of $726,000.

The increase in general and administrative expenses in the three- and nine-month periods is mainly due to higher salary expense, stock compensation expense associated with the issuance of restricted stock grants, and an increase in accounting and legal fees, partially offset by a decrease in public relation fees. The increase in salary expense mainly reflects one additional hire in our Semiconductor group, and in the nine-month comparison, reflects COMO’s and Visual Circuits expenses being only partially included in the prior year’s nine-month period.

Research and development

Research and development expenses for the three months ended September 30, 2005 were $3.0 million, compared to $2.5 million in the three months ended September 30, 2004, an increase of $488,000. Research and development expenses for the nine months ended September 30, 2005 were $10.3 million, compared to $5.3 million for the nine months ended September 30, 2004, an increase of $5.0 million.

The increase in research and development expenses in the three- and nine-month periods mainly reflects our investment in Ultra Wideband (“UWB”) technology, which resulted in an increase in research and development expenses of $868,000 and $4.8 million in the three and nine months ended September 30, 2005, respectively. This increase in our investment in UWB consisted mainly of semiconductor design service fees of $330,000 and $2.7 million in the three and nine months ended September 30, 2005, respectively, and increased personnel costs reflecting additional headcount. The increase in research and development expenses in the three months ended September 30, 2005, was partially offset by expense reductions in our system business’ research and development activities. The acquisition of Visual Circuits contributed to a $466,000 increase in research and development expenses in the nine-month period as these expenses were not comparatively included.

Amortization of Intangible Assets

Amortization expense was recorded as follows:

	Three Months Ended
(In thousands)	September 30, 2005	September 30, 2004	Decrease

Cost of revenue	$45	$45	$—
Operating expenses	127	255	(128)

	$172	$300	$(128)

	Nine Months Ended		Increase/ (Decrease)
(In thousands)	September 30, 2005	September 30, 2004

Cost of revenue	$135	$103	$32
Operating expenses	403	604	(201)

	$538	$707	$(169)

Amortization expense for the three months ended September 30, 2005 was $172,000, a decrease of $128,000 from $300,000 for the three months ended September 30, 2004. Amortization expense for the nine months ended September 30, 2005 was $538,000, a decrease of $169,000 from $707,000 for the nine months ended September 30, 2004.

The decrease in amortization expense reflects the completion of amortization on certain intangible assets, partially offset in the nine-month comparison by an increase in amortization expense associated with the intangible assets that resulted from the acquisitions of COMO in February 2004 and Visual Circuits in May 2004.

In-Process research and development

The results of operations for the nine months ended September 30, 2004 include a charge of $300,000 for in-process research and development expense associated with the acquisition of Visual Circuits in May 2004.

Interest expense, net and Other income (expense), net

	Three Months Ended
(Dollars in thousands)	September 30, 2005	September 30, 2004	Increase

Interest expense, net	$(93)	$(8)	$85

Other income (expense), net	$(10)	$(10)	$—

	Nine Months Ended		Increase/ (Decrease)
(Dollars in thousands)	September 30, 2005	September 30, 2004

Interest expense, net	$(174)	$(68)	$106

Other income (expense), net	$(50)	$10	$(60)

Net interest expense for the three months ended September 30, 2005 was $93,000, compared to $8,000 in the three months ended September 30, 2004. Net interest expense for the nine months ended September 30, 2005 was $174,000, compared to $68,000 in the nine months ended September 30, 2004. The increase in net interest expense in both the three- and nine-month periods reflects interest expense associated with our accounts receivable-based line of credit and term loan, both of which were not outstanding in the three and nine months ended September 30, 2004. The increase in net interest expense in the nine-month period was partially offset by interest expense in the three months ended March 31, 2004 on convertible promissory notes, which were outstanding until their conversion in March 2004 into common and preferred stock.

Other income (expense) for the nine months ended September 30, 2005 consists mainly of expense associated with exchange rate differences related to transactions denominated in Euros. Other income (expense) for the three and nine months ended September 30, 2004 primarily consists of income related to the settlement of vendor obligations for less than original amounts.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2005 and the year ended December 31, 2004, we incurred net losses of $12.1 million and $11.0 million, respectively, and used cash in operating activities of $9.4 million, and $9.4 million, respectively. These factors indicate that we may potentially be unable to continue as a going concern.

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

(Dollars in thousands)	September 30, 2005	December 31, 2004

Cash and cash equivalents	$758	$3,380

Working capital	$(1,303)	$5,546

	Nine Months Ended
	September 30, 2005	September 30, 2004

Days sales outstanding (DSO)	45.7	48.8

Inventory turns - annualized	4.7	3.6

Net cash used in operating activities	$(9,357)	$(4,664)
Net cash used in investing activities	$(207)	$(1,167)
Net cash provided by financing activities	$6,949	$4,897

Net cash used in operating activities

	Nine Months Ended
	September 30, 2005	September 30, 2004	Change in cash (used)/ provided
	cash (used)/ provided	cash (used)/ provided
(In thousands)

Net loss	$(12,111)	$(6,705)	$(5,406)
Non-cash income statement items	1,160	848	312
Decrease (increase) in accounts receivable	(304)	171	(475)
Decrease in inventories	124	63	61
Increase in prepaid expenses and other assets	(277)	(139)	(138)
Increase in accounts payable	1,116	290	826
Increase in accrued liabilities	935	808	127

	$(9,357)	$(4,664)	$(4,693)

Net cash used in operating activities for the nine months ended September 30, 2005 and 2004 was $9.4 million and $4.7 million, respectively. The increase in net cash used in operating activities mainly reflects an increase in our net loss, partially offset by an increase in cash provided from accounts payable and accrued liabilities. The increase in cash provided by accounts payable and accrued liabilities reflects timing of payments and research and development expense accruals related to our investment in UWB technology.

One customer had an accounts receivable balance that accounted for 13% of our total accounts receivable on September 30, 2005.

We expect that our operating cash flows may fluctuate in future periods as a result of fluctuations in our operating results, shipment timetable and accounts receivable collections, inventory management, and the timing of payments among other factors.

Net cash used in investing activities

Net cash used in investing activities was $207,000 for the nine months ended September 30, 2005, compared to $1.2 million for the nine months ended September 30, 2004. The decrease in cash used in investing activities mainly reflects transaction costs incurred during the nine months ended September 30, 2004 with respect to the acquisitions of Visual Circuits and COMO and a decrease in our restricted cash balance at COMO in the nine months ended September 30, 2005.

Net cash provided by financing activities

Net cash provided by financing activities was $6.9 million for the nine months ended September 30, 2005, compared to $4.9 million for the nine months ended September 30, 2004. Net cash from financing activities in the nine months ended September 30, 2005 consisted mainly of borrowings of $2.6 million under our accounts receivable-based line of credit, a term loan of $2.5 million, net proceeds of $1.6 million received in June 2005 from a private equity placement transaction, proceeds of $488,000 from the sale of escrow shares and the reimbursement of acquisition fees by Visual Circuits Corporation Liquidating Trust related to the acquisition of Visual Circuits, partially offset by repayments of $375,000 related to our German subsidiary’s line of credit balance. Net cash from financing activities in the nine months ended September 30, 2004 primarily reflected net proceeds of $5.2 million received in April 2004 from a private equity placement transaction, partially offset by payments of short-term debt.

Capital Resources and Liquidity Outlook

We have incurred losses and used net cash in operating activities for the nine months ended September 30, 2005 and each of the two years in the period ended December 31, 2004, and as such, have been dependent upon raising money for short- and long-term cash needs through debt, proceeds from the exercise of options and warrants, and the sale of our common stock in private placements. For the year ended December 31, 2004, we received approximately $10.7 million in proceeds from the sale of approximately 10.5 million shares of our common stock in private placement transactions. For the nine months ended September 30, 2005, we received approximately $1.6 million in net proceeds from the sale of approximately 2.4 million shares of our common stock in a private placement transaction. On November 7, 2005, we received $3.0 million in net proceeds through a private equity placement of approximately 5.0 million shares.

In November 2004, we obtained a $4.0 million credit line under which we can borrow up to 90% of our eligible outstanding accounts receivable, excluding accounts receivable of COMO. Carl Berg, a Company director and shareholder, provided a personal guarantee to secure this credit line. In connection with this credit line, the bank obtained a first priority security interest in our accounts receivable through an agreement with Mr. Berg, which enables Mr. Berg to retain his existing security interest in all of our assets while subordinating his interest in our accounts receivable. The bank credit line is subject to ongoing covenants, including maintenance of certain liquidity ratios and operating results. At September 30, 2005, there was an outstanding balance on this credit line of the maximum available amount of $2.6 million. The credit line expires on November 15, 2005. As of November 14, 2005, we were in discussions with the bank and expect to renew this facility under similar terms. If we are unable to successfully renew this facility then the full amount will be immediately due.

On June 28, 2005, we signed a term loan agreement with Greater Bay Bank under which we can borrow up to $2.5 million. The term loan has a maturity date of December 24, 2006, is interest only until maturity and is in addition to our existing $4.0 million accounts receivable based secured line of credit that we have with this same bank. Interest is payable under this loan at prime plus 1% (7.5% as of September 30, 2005). At September 30, 2005, there was an outstanding balance under this term loan of the maximum available amount of $2.5 million.

At September 30, 2005, our German subsidiary – COMO – had outstanding debt obligations that consisted of notes payable of $171,000 and borrowings under a line of credit of $143,000, both of which are denominated in Euros and were assumed by Focus in connection with the 2004 acquisition of COMO. The bank has notified COMO that it must repay the notes and all amounts due under this line of credit by January 31, 2006.

In addition to regularly reviewing our cost structure, management continues to assess its product lines in light of technology trends and economic conditions, to identify how to enhance existing product lines, create new products or create new distribution channels. There can be no assurance that management’s new product plans will result in substantial increases in our revenue.

On November 7, 2005, we received $3.0 million in net proceeds through a private equity placement. We believe that we will require additional financing and/or need to find a partner to fund operations by the end of the first quarter of 2006  in order to meet all currently planned expenditures and cash requirements through the first customer sampling of our UWB chips. Such financing terms could include debt and/or equity instruments. Depending upon the results and timing of this sampling program, customers’ adoption and acceptance of the UWB products, the profitability of our Systems business, and our efforts to partner with another entity to market the chips on a widespread commercial basis, we may need to raise further capital in 2006 for the commercial deployment of UWB.

While we have been successful in the past in raising sufficient capital to fund our operations, there can be no assurance that we will obtain sufficient financing in the future on acceptable terms to continue operations, or if we do obtain such funding, that we can do so without diluting the equity interests of our current stockholders.

Summary of Certain Contractual Obligations as of September 30, 2005

	Payment due by Period
(In thousands)	< 1 year	1-3 years	3-5 years	> 5 years	Total

Capital and operating leases (including interest)	$680	$829	$321	$29	$1,859
Inventory purchase commitments	2,655	—	—	—	2,655
Notes payable	171	—	—	—	171
Term loan	—	2,500	—	—	2,500
Interest expense on term loan	188	47	—	—	235
Lines of credit	2,728	—	—	—	2,728

	$6,422	$3,376	$321	$29	$10,148

RISK FACTORS

Risks Related to Our Business

We have a long history of operating losses.

As of September 30, 2005, we had an accumulated deficit of $86.1 million. We incurred net losses of $12.1 million, $11.0 million and $1.7 million for the nine months ended September 30, 2005 and the years ended December 31, 2004 and 2003, respectively. There can be no assurance that we will ever become profitable. Additionally, our auditors have included an explanatory paragraph in their report on our consolidated financial statements for the year ended December 31, 2004 with respect to substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

During much of the first half of 2003 and from March to August of 2005, our common stock did not meet the minimum bid price requirement to remain listed on the Nasdaq Capital Market. If we were to be delisted, it could make trading in our stock more difficult.

Our voting common stock is traded on the Nasdaq Capital Market. There are various quantitative listing requirements for a company to remain listed on the Nasdaq Capital Market, including maintaining a minimum bid price of $1.00 per share of common stock and maintaining stockholders’ equity of $2.5 million. On May 4, 2005, the Nasdaq Capital Market notified us that for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share price requirement for continued inclusion under Nasdaq Marketplace Rules. However, on September 12, 2005, we received notification from Nasdaq that we had regained compliance and the matter was closed.

At September 30, 2005, we had total stockholders’ equity of $11.7 million. To the extent we incur net losses and do not raise additional capital, our stockholders’ equity will be reduced.

The closing minimum bid price of our common stock on November 10, 2005 was $0.70 and had closed below $1.00 for 22 consecutive days. If the minimum bid price of our common stock were to close below $1.00 for 30 consecutive days, we would likely again receive notification from the Nasdaq Capital Market that we were not in compliance with the $1.00 minimum bid price rule. If we do not regain compliance within the allotted compliance period, including any extensions that may be granted by the Nasdaq Capital Market, the Nasdaq Capital Market would notify us that our common stock would be delisted from the Nasdaq Capital Market, eliminating the only established trading market for our shares. We would then be entitled to appeal this determination to a Nasdaq Listing Qualifications Panel and request a hearing.

In the event we are delisted from the Nasdaq Capital Market, we would be forced to list our shares on the OTC Electronic Bulletin Board or some other quotation medium, such as pink sheets, depending on our ability to meet the specific listing requirements of those quotation systems. As a result, an investor might find it more difficult to trade, or to obtain accurate price quotations for, such shares. Delisting might also reduce the visibility, liquidity, and price of our voting common stock.

We are dependent upon a significant shareholder to meet our financing needs and there can be no assurance that this shareholder will continue to provide financing.

We have relied upon the ability of Carl Berg, a director and significant owner of our common stock, for interim financing needs. Mr. Berg has provided a personal guarantee to Samsung Semiconductor Inc., our contracted ASIC manufacturer, to secure our working capital requirements for ASIC purchase order fulfillment and a personal guarantee to Greater Bay Bank in connection with our $4.0 million accounts receivable-based line of credit facility and $2.5 million term loan. In connection with these guarantees, Mr. Berg maintains a security interest in all the company’s assets, subject to the bank’s lien on our accounts receivable. There can be no assurances that Mr. Berg will continue to provide such interim financing or personal guarantees, should we need additional funds or increased credit facilities with our vendors.

We have a significant amount of convertible securities that will dilute existing stockholders upon conversion.

At November 10, 2005, we had 3,161 shares of preferred shares issued and outstanding, and 5,917,005 warrants and 7,459,652 options, which are all exercisable into shares of common stock. The 3,161 shares of preferred stock are convertible into 3,161,000 shares of our voting common stock. Furthermore, at November 10, 2005, 977,641 additional shares of common stock were available for grant to our employees, officers, directors and consultants under our current stock option and incentive plans. We also may issue additional shares in acquisitions. Any additional grant of options under existing or future plans or issuance of shares in connection with an acquisition will further dilute existing stockholders.

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

If we are unable to renew or extend our existing lines of credit or term loan when they naturally expire, our ability to finance our operations could be adversely affected.

We have a $2.5 million term loan and a $4.0 million credit line facility. Our term loan expires on December 24, 2006, and our credit line expires on November 15, 2005. If we are unable to renew the term loan or credit line on favorable terms upon their natural expiration, we would be required to immediately pay all outstanding obligations under such term loan and credit line. Repayment of the principal amounts due under our credit line and term loan could adversely affect our other capital requirements, as well as our ability to finance our operations on an ongoing basis.

We depend on a few customers for a high percentage of our revenues and the loss or failure to pay of any one of these customers could result in a substantial decline in our revenues and profits.

For the nine months ended September 30, 2005, our five largest customers in aggregate provided 28% of our total revenues and as of September 30, 2005 comprised 38% of our accounts receivable balance. We do not have long-term contracts requiring any customer to purchase any minimum amount of products. There can be no assurance that we will continue to receive orders of the same magnitude as in the past from existing customers or will be able to market our current or proposed products to new customers. The loss of any major customer, the failure of any such identified customer to pay us, or to discontinue issuance of additional purchase orders, would have a material adverse effect on our revenues, results of operation, and business as a whole, absent the timely replacement of the associated revenues and profit margins associated with such business. Furthermore, many of our products are dependent upon the overall success of our customers’ products, over which we often have no control.

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

As of September 30, 2005 we held six patents and four pending applications, one of which combined five previous provisional patent applications, in the United States. Certain of these patents have also been filed and issued in countries outside the United States. We treat our technical data as confidential and rely on internal non-disclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect our proprietary information. There can be no assurance that these measures will adequately protect the confidentiality of our proprietary information or prove valuable in light of future technological developments.

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

We have experienced delays in product development in the past and may experience similar delays in the future. Given the short product life cycles in the markets for certain products, any delay or unanticipated difficulty associated with new product introductions or product enhancements could cause us to lose customers and damage our competitive position.  Prior delays have resulted from numerous factors, such as:

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

Our common stock price is volatile.

The market price for our voting common stock is volatile and has fluctuated significantly to date. For example, between January 1, 2005 and November 10, 2005, the per share price has fluctuated between $0.62 and $1.22 per share, closing at $0.71 on November 10, 2005. The trading price of our voting common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to factors including the following:

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls. We will be required to meet the requirements of the Sarbanes-Oxley Act by December 31, 2006 if our market capitalization, adjusted for certain items, is greater than $75 million on June 30, 2006, otherwise we must meet the requirements by December 31, 2007. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At September 30, 2005, we did not hold any short-term investments that would be exposed to market risk from adverse movements in interest rates.

At September 30, 2005, our outstanding debt obligations consisted of notes payable of $171,000, a term loan of $2.5 million and borrowings under lines of credit of $2.7 million. The average interest rate applicable to these debt obligations is 7.5% per annum. If short-term interest rates were to increase 100 basis points (100 basis points equals 1%), the increased interest expense associated with these debt obligations would increase by approximately $14,000 on a quarterly basis.

Foreign Currency Risk

Gains or losses related to foreign exchange currency transactions were not material for the periods ended September 30, 2005 and 2004.  A 10% movement in the EUR/USD exchange rate would not have a material impact on our consolidated financial statements.

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

There was no change in Focus’ internal control over financial reporting that occurred during Focus’ third fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, Focus’ internal control over financial reporting.

Focus will be required to evaluate its internal controls over financial reporting in order to comply with the requirements of the Sarbanes-Oxley Act of 2002 and expects to incur significant costs in meeting these requirements. We estimate the external costs involved in meeting these requirements to be approximately $650,000. Focus will be required to meet the requirements of the Sarbanes-Oxley Act by December 31, 2006 if market capitalization, adjusted for certain items, is greater than $75 million on June 30, 2006, otherwise it must meet the requirements by December 31, 2007.

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

November 14, 2005	Focus Enhancements, Inc.
Date	Registrant

	By:	/s/ Brett A. Moyer
Brett A. Moyer
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Gary L. Williams
Gary L. Williams
Vice President of Finance,
Chief Financial Officer
(Principal Accounting Officer)