Form 10-K
period 2005-12-31
FOCUS ENHANCEMENTS INC
filed 2006-03-31
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005, or

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

Securities registered pursuant to Section 12(b) of Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Common Stock, $0.01 par value

Name of Exchange on which Registered

Nasdaq

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes: ☐ No: ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes: ☐ No: ☒

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer: ☐ Accelerated filer: ☐ Non-accelerated filer: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b02 of the Exchange Act). Yes: ☐ No: ☒

Based on the closing sales price as of June 30, 2005, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $31.9 million.

As of March 17, 2006, there were 68.4 million shares of common stock outstanding.

Documents Incorporated by Reference: None.

Part I

Item 1. Business

Forward-Looking Statements

Some of the statements contained or incorporated by reference in this Report, including those relating to our strategy and other statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions, are forward-looking statements within the meaning of Section 21E of the Exchange Act. These statements are not historical facts but instead represent only the Company’s expectations, estimates and projections regarding future events. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, the factors discussed in “Item 1A, Risk Factors” found elsewhere in this Report. The nature of our business makes predicting the future trends of revenues difficult. Caution should be used when extrapolating historical results to future periods.

Our actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any such forward-looking statements and, accordingly, readers are cautioned not to place undue reliance on such statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

General

Incorporated in 1992, we develop and market proprietary video technology in two areas: semiconductors (“semiconductor products”) and digital media video systems (“system products”). We market our products globally to original equipment manufacturers (“OEMs”), and dealers and distributors in the consumer and professional channels. Our semiconductor products include several series of Application Specific Integrated Circuits (ASICs), which process digital and analog video to be used with televisions, computer motherboards, graphics cards, video conferencing systems, Internet TV, media center and interactive TV applications. We market our ASICs through semiconductor distribution channels. Our system products are designed to provide solutions for PC-to-TV scan conversion, video production and acquisition, digital asset management and digital signage markets. We market our system products primarily through the professional channel. Our production products include video scan converters, video mixers, standard and high definition digital video disk recorders, MPEG recorders and file format conversion tools. Our digital asset management system products include network-based video servers, long-duration program monitors and capture/playout components. Our digital signage and retail media solutions products include standard and high definition MPEG players, servers and associated control software.

Since our inception, we have emphasized gaining market awareness for our products and increasing our intellectual property through both internal market and product development as well as through acquisition. In September of 1996, we acquired TView, Inc., a developer of PC-to-TV video conversion semiconductor technology. We believe the acquisition was a strategic milestone in our transition to the video convergence market. In July of 1998, we acquired PC Video Conversion, Inc., a manufacturer of professional high-end video conversion products. We later restructured this entity into a Professional Products Research & Development group and consolidated its operations into our corporate headquarters. Our PC-to-TV technology provides sharp, flicker-free, computer-generated images on televisions for multimedia/business presentations, classroom/training sessions, game playing and Internet browsing.

In January of 2001, we completed our merger with Videonics, Inc. (“Videonics”), a leading designer of affordable, high-quality, digital video post-production equipment, that developed and marketed products for Internet production and streaming, desktop video editing and video presentations. Following the merger, we took advantage of the complementary strategic fit of the businesses to build attractively priced digital video solutions for an expanded customer base. After the merger, new management executed a restructuring plan which significantly reduced post-merger staffing in the areas of operations, marketing, customer support and finance. In September 2002, we closed our facility in Chelmsford, Massachusetts, and Brett Moyer, our former Chief Operating Officer, moved from Chelmsford to Campbell, California, to accept the role as Focus’ President and Chief Executive Officer.

In February of 2004, we completed the acquisition of COMO Computer & Motion GmbH (“COMO”), located in Kiel, Germany, pursuant to which COMO became a wholly-owned subsidiary of Focus. Founded in 1990 and incorporated in Germany, COMO develops, manufactures and distributes digital video solutions. The acquisition enabled new features for our entire video technology product line, including MPEG encoding, content storage and digital asset management, and provides support for our European distributors and customers.

In May of 2004, we acquired substantially all the assets and assumed certain liabilities of Visual Circuits Corporation (“Visual Circuits”) pursuant to an Agreement and Plan of Reorganization. Founded in 1991, Visual Circuits manufactured and developed integrated hardware, software and network products. These products are used by us in digital signage and enterprise media installations to manage, schedule, distribute, store and present digital media.

Our corporate offices are located at 1370 Dell Avenue, Campbell, CA 95008-6604, and our Semiconductor group is located at 22867 Northwest Bennett Rd., Hillsboro, Oregon 97124. Focus’ general telephone number is (408) 866-8300, and our Worldwide Web address is http://www.Focusinfo.com. Information contained on the Web site is not part of this document.

Business Strategy

We currently derive revenue from the sale of system products and semiconductor products. While we believe that the semiconductor market may offer the best potential for future growth, our digital media-related systems products remain an important and substantial contributor to our growth. Our systems products provide digital asset management, digital signage and digital media video production for consumers and professional broadcast studios and for industrial applications. According to surveys by iSuppli/Stanford Resources and Frost & Sullivan, the digital signage market and digital asset management market, respectively, which we entered through acquisitions in 2004, are expected to experience 20-30 percent growth through 2008.

Although the video production market is not experiencing the faster growth rates of digital signage and digital asset management, it is actively going through a standard definition video to high definition video transition, as well as experiencing changes to file and distribution formats.

Our semiconductor products target the Internet appliance, gaming and home entertainment industries and consist of ASIC chips used for PC-to-TV conversion by PC’s, graphics cards, set top boxes, and media and internet appliances. In 2005, our Semiconductor group remained focused on the development of an Ultra Wideband chip (“UWB”) design. We expect wireless home media and wireless USB to be the first markets which will use our UWB chips in volume, as these currently are the leading applications of high-bandwidth wireless chips. We plan to vigorously pursue the semiconductor market for this technology in 2006, building on our existing business in the commercial TV, portable media players, video conferencing and Internet Protocol TV (IPTV) set-top box markets.

We began research and development efforts on developing UWB technology in 2002 for use in transmitting wireless video. UWB is a radio technology enabling very high speed transmission of data over short distances. We are a member of WiMedia, the industry standards setting trade association group for UWB and one of the authors of the WiMedia specifications. WiMedia is the industry trade association which is standardizing UWB technology. We intend to invest a significant amount of research and development efforts and dollars in UWB technology in 2006. Based on our current development activities, we anticipate accepting orders for production quality UWB chips in the second half of 2006.

Our Products

We market two distinctive product lines: semiconductor and systems products. Our system products, both professional and consumer, target digital media video production, digital asset management, scan conversion applications and digital signage. Our semiconductor products target the video convergence market.

Semiconductor Products

Our ASIC chips are custom designed for a specific application rather than general-purposes like a microprocessor. The use of ASIC chips improves performance over general-purpose semiconductors, because the chips are “hardwired” to do a specific job. Our ASICs provide solutions for customers who need high quality digital images on a television screen. The PC-to-TV video convergence market exists as a result of incompatibility between a PC’s progressive scan image and a TV’s interlace image. Our ASIC products include the FS401/2/3, FS453/4, and FS455/6 series used for scaling, scan conversion, Internet TV, Portable Media Players and interactive TV applications. These chips, due to their features and applicability, are used in many of our and third party consumer systems products. The following is a listing of some of the applications for our chips:

Media Centers and Portable Media Players

Gaming Consoles

Graphic Design and Animation Hardware

Information Appliances

Interactive Home Entertainment

Interactive Television

PC Video Out (TV-Ready PC’s)

Point of Sales Terminals

Set Top Boxes

Videoconferencing Systems

Television Broadcast and Video Design

Video Kiosks

Web Appliances

Automotive Video and GPS Systems

The wide number of applications for our semiconductor products provides the opportunity to grow our business for applications requiring broadcast quality in electronics devices and components including Internet set top boxes, Cable/DVD Player set top boxes, Internet appliances, graphics cards and laptops.

Our proprietary NTSC/PAL digital video co-processor technology is for designers of video and large display monitor products, as well as a variety of industrial applications. The FS401/2/3 series of chips are advanced PC to TV processors with patented designs that dramatically improve video quality while reducing costs for the manufacturer. The chips are marketed to manufacturers of media players, scan converters, video-conferencing equipment and commercial television OEMs including our own  consumer electronics product line marketed under the TView brand.

Our FS453/4 was originally designed for use in the Microsoft Xbox. Microsoft funded $2.1 million for the development of the FS453/4. In July of 2003, we began production shipments of the FS454 to Microsoft, to meet Microsoft’s Xbox peak production period. Although we continued shipments in 2004, shipments were at significantly reduced levels when compared to the third and fourth quarters of 2003 and no shipments were made in 2005. In addition to compatibility with the Microsoft Xbox, the FS453/4 has broad applications in other products that need TV-Out, such as PC’s, media centers and media adaptors. The chip provides normal TV and HDTV outputs, has a small footprint, and has low power consumption.

In July 2004, we began sampling the FS455/6. The FS455/6 uses the same technology as the FS454, but in a smaller (7mm x 7mm) ball grid array (“BGA”) package, which is best suited for applications where space is critical. Applications that can potentially use the FS455 include portable phones, portable media players, personal digital assistants (PDAs) and other small, portable devices.

System Products

Our systems product line includes products in four main categories:

•                  Video Acquisition and Production;

•                  Digital Asset Management;

•                  Scan Conversion; and

•                  Digital Signage.

Each of our product categories have specific market segment focus, together, they offer a broad range of digital video solutions for the specialized video consumer, videographer and broadcast professional. Specific product functionality includes recording video to disk, digital video mixing, digital video file conversion, encoding, playout, presentation, and rich media management. We sell our products through a network of distributors in more than 90 countries worldwide.

Video Acquisition and Production. FireStoreTM, is the first direct to disk recorder that can format the digital video format into an instantly editable format for all major editing programs and then record this to a standard IEEE-1394 computer hard drive at the time the video is captured internally. Since 2003, we have constantly broadened the FireStore product line. In 2003, we introduced the camera-mounted FireStore FS-3, and the FireStore DRDV-5000 variation, which we manufacture for JVC Corporation. In that same year, we acquired certain intangible assets of DVUnlimited, a small Hungarian company, to integrate digital video file conversion programs into one FireStore line as a suite of utility software. In April 2004, FireStore FS-2 Studio DTE recorder began to ship, and this was followed in 2005 by the FireStore FS-4, a portable version.

The FS-4 base model now has several variations, including FS-100, a custom model for Panasonic, DR-HD100, a custom model for JVC, and FS-4 HD, a model that supports encoded HD/HDV formats.

Post-acquisition intermediate steps in the video production process are served by our MX-4TM family of digital video mixers.

Digital Asset Management. Our ProxSysTM family of digital asset management products, acquired in connection with our acquisition of COMO, allows customers to upload, store, search, and playout media and media-related data. ProxSys is sold through system integrators who primarily target education, post production, medical, legal, and corporate applications. Components of the ProxSys family include capture, 24/7 play, storage, conversion, and 24/7 channel monitoring.

Scan Conversion. TViewTM, our consumer line of scan converters, builds on PC-to-TV convergence technology. TView products, which are sub-categorized Gold, Silver and Micro for performance and description, convert any standard television into a large screen computer display. The product line targets presenters, educators, trainers and the expanding gamers market. The iTView Mac targets users of Apple’s iMac and eMac. The majority of the products in the consumer line integrate core technology provided by our FS401/2/3 series of chips. The TView Gold product accepts computer desktop resolutions up to 1600x1280 at millions of colors on both Window and Mac platforms. Much like the professional products, TView is offered in multiple forms including a portable version for mobile users.

Digital Signage. Our family of products resulting from the acquisition of Visual Circuits enables customers to manage, distribute, and present standard and high definition video and graphics over networks using media servers, players and control software. Customers for digital signage range from single channel solutions to enterprise-sized deployments that involve hundreds of locations and channels. The family includes our MantisTM  HD MPEG players, FireFlyTM SD MPEG players, and Media MessengerTM control software. In addition to these products, we also sell SD and HD MPEG decoder PCI cards to a number of integrators that incorporate these into their own OEM media products.

Research and Development

We continue to invest heavily in research and development. Of the $12.8 million invested in research and development in 2005, approximately 72% was spent on our UWB chip development and support activities, with the remainder supporting new products for the video production, digital signage and digital asset management markets.

Intellectual Property and Proprietary Rights

As of December 31, 2005, we held six patents and four pending patent applications in the United States. Certain of these patents have also been filed and issued in countries outside the United States. We treat our technical data as confidential and rely on internal non-disclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect our proprietary information.

Upon employment with us, employees and consultants are generally required to execute agreements providing for the non-disclosure of confidential information and the assignment of proprietary know-how and inventions developed on our behalf. In addition, we seek to protect trade secrets and know-how through contractual restrictions with vendors and certain large customers. There can be no assurance that any of these measures will adequately protect the confidentiality of our proprietary information or that others will not independently develop products or technology that are equivalent or superior to ours.

Because of the rapid pace of technological innovation in our markets, we believe that our success must generally rely upon the creative skills and experience of our employees, the frequency of new product offerings and enhancements, product pricing and performance features, a diversified marketing strategy, and the quality and reliability of support services.

Marketing and Sales

As with most electronic equipment manufacturers, we introduce new products and technologies at industry conferences such as the International Consumer Electronics Show and the National Association of Broadcasters Expo. In addition to attending these events, we also visit major conferences in our target markets. It is our experience that attendance at these conferences adds to our name recognition and market acceptance.

Distribution

In the United States and Canada, we market and sell our products through the following channels:

System products:

•                  national distributors such as Ingram Micro, D&H Distributing and DBL Distributing;

•                  third party mail order resellers such as B&H Photo and CDW;

•                  video Value Added Resellers (“VARs”); and

•                  direct to our customers via our Web site;

Semiconductor products:

•                  direct to our customers; and

•                  sales through OEM relationships.

Internationally, our products are sold directly to large semiconductor customers, resellers, independent mail order companies and system and semiconductor distributors in numerous countries, including France, the United Kingdom, Germany, Switzerland, Italy, Australia, Mexico, Japan, Taiwan, Hong Kong, China, Singapore, the Republic of Korea and in Scandinavia.

Customer Support

We believe that our future success will depend, in part, upon the continued strength of our customer relationships. In an effort to ensure customer satisfaction, we currently provide customer service and technical support through a five-days-per-week telephone service. We use 800 telephone numbers for customer service and a local telephone number for technical support for which the customer pays the phone charge. The customer service and support lines are currently staffed by technicians who provide advice free of charge to ensure customer satisfaction and obtain valuable feedback on new product concepts. In order to educate our telephone support personnel, we periodically conduct in-house training programs and seminars on new products and technology advances in the industry. We offer this base level of support to our entire domestic market including direct market customers that purchase our products through computer superstores or system integrators. Internationally, we also provide technical support to international resellers and distributors who, in turn, give local support to their customers.

We provide our system customers with a 90-day to three-year warranty on all products and will repair or replace a defective product under warranty coverage. The majority of defective product returns are repaired or replaced and returned to customers within ten business days. In addition, we sell extended warranty and enhanced warranty services. For selected professional products, we offer advanced support warranty contracts that may include 24/7 support “hot lines”, installation, and training.

Our Semiconductor group provides application support to its customers through its own application engineers located in the United States and in Taiwan, as well as through application engineers employed by our representatives and distributors. We replace those ASIC chips that are proven to be defective at the time of installation by our customers.

Competition

The video technology market is intensely competitive and characterized by rapid technological innovations. At times this has resulted in new product introductions over relatively short time periods with frequent advances in price/performance ratios. Competitive factors in these markets include product performance, functionality, product quality and reliability, as well as volume pricing discounts, customer service, customer support, marketing capability, corporate reputation, brand recognition and increases in relative price/performance ratios for products serving these markets.

We believe that our semiconductor products compete for market share with the following companies in the following markets:

•                  Videographic ASIC - Conexant Systems Inc., Philips Electronics, and Chrontel Inc.; and

•                  UWB - Freescale Semiconductor Inc., Alereon Inc., Wisair, TZero, WiQuest, and Staccato Communications, Inc. and others

We believe that our systems products compete for market share with the following companies in the following markets:

•                  Video Acquisition and Production - Leightronix, Shining, Datavideo and Editrol;

•                  Digital Asset Management – Artesia, Cinegy, Harris, Dalet, and North Plains;

•                  Scan Conversion - AverMedia Technologies, Inc. and ADS Technologies, Inc.; and

•                  Digital Signage - Enseo, Inc., Electrosonic and Sony Corporation.

Some of our competitors have greater technical and capital resources, more marketing experience, and larger research and development staffs than we have. At any time, these competitors could have a substantial adverse impact on our business.

We believe that our products compete favorably on the basis of product quality and technical benefits and features. We also believe our products and company provide competitive pricing, quality, extended warranty coverage, and strong customer relationships, including selling, servicing and after-market support for our finished products. However, there can be no assurance that we will be able to compete successfully in the future against existing companies or new entrants to the marketplace.

Manufacturing

We rely on subcontractors who operate under two different models in manufacturing our systems products. The first utilizes components that we purchase and then send to the manufacturer who in turn manufactures board level subassemblies. The products that incorporate these subassemblies are completed, tested and distributed to customers by us from our facility in Campbell, California. This model provides for higher margin and control in a lower volume product. The second subcontractor type is a turnkey manufacturer who builds the entire product as designed and specified by us for a fixed price. The turnkey house is responsible for component procurement, board level assembly, product assembly, quality control testing and final packaging. In addition, some board level assembly and testing for low volume products is purchased through these turnkey houses. For certain commercial PC-to-TV video conversion products, turnkey manufacturers ship directly to the OEM customer and forward shipping information to us for our billing.

Our four turnkey manufacturers accounted for 72% of our manufacturing capabilities in 2005. One manufacturer, based in Taiwan, supplies all of our scan conversion products for the computer and display markets; another manufacturer in Minnesota provides all of our digital signage products; a third manufacturer in Korea provides all of our ASIC production; and a fourth manufacturer in California provides our video mixer products. Under the turnkey model, quality control is maintained through standardized quality assurance practices at the build site and random testing of finished products as they arrive at our fulfillment centers. Management believes that the turnkey model is appropriate for higher-volume products and helps us to lower inventory and staff requirements, maintain better quality control and product flexibility, achieve higher product turns and improve cash flow.

All customer returns are processed through our fulfillment centers. Upon receipt of a returned product, a technician tests the product to diagnose the problem. If a product is found to be defective, the unit is either returned to the turnkey subcontractor for rework and repair or is repaired by us and returned to the customer. The majority of defective product returns are repaired or replaced and returned to customers usually within ten business days.

Personnel

As of December 31, 2005, we employed 132 people on a full-time basis, of whom 18 were in operations, 45 in sales and marketing, 54 in research and development and 15 in finance and administration.

Backlog

At December 31, 2005, we had a backlog of approximately $903,000 for products ordered by customers as compared to a backlog of $1.5 million at December 31, 2004. We do not believe backlog for products ordered by customers is a meaningful indicator of future sales for a particular time period since the historical order patterns of our customers has demonstrated that backlog is episodic.

Available Information

Our principal executive offices are located at 1370 Dell Ave, Campbell, California 95008, and our main telephone number is (408) 866-8300. The public may read and copy any material we file with the Securities and Exchange Commission, or SEC, at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C., 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, http://www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

You should carefully consider the following risks relating to our business and our common stock, together with the other information described herein. If any of the following risks actually occur, our business, results of operations and financial condition could be materially adversely affected, the trading price of our common stock could decline, and you might lose all or part of your investment in our common stock.

Risks Related to Our Business

We have a long history of operating losses.

As of December 31, 2005, we had an accumulated deficit of $89.4 million. We incurred net losses of $15.4 million, $11.0 million and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. There can be no assurance that we will ever become profitable. Additionally, our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements for the year ended December 31, 2005 with respect to substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

We will need to raise additional capital, which, if through equity securities placements, will result in further dilution of existing and future stockholders.

Historically, we have met our short- and long-term cash needs through debt issuances and the sale of common stock in private placements, because cash flow from operations has been insufficient to fund our operations. Set forth below is information regarding net proceeds received recently through private placements of our common stock:

(In thousands)	Private Placements of Common Stock	Exercise of Stock Options and Warrants

2005	$4,531	$152
2004	$10,741	$192
2003	$1,920	$3,437

Future capital requirements will depend on many factors, including cash flow from operations, continued progress in research and development programs, competing technological and market developments, and our ability to market our products successfully.

We received gross proceeds of $10,000,000 from the issuance of secured convertible notes to a group of private investors in January 2006. While we believe that these funds, along with the cash flow generated by our expanding Systems business, should be adequate to enable us to complete our UWB engineering development and launch commercialization of UWB products, depending upon the results and timing of our UWB initiative and the profitability of our Systems business, we may need to raise further capital in 2006. There can be no assurance that sufficient funds will be raised. Moreover, any equity financing or convertible debt financing would result in dilution to our existing stockholders and could have a negative effect on the market price of our common stock. Furthermore, any additional debt financing will result in higher interest expense.

Our common stock currently does not meet the minimum bid price requirement to remain listed on the Nasdaq Capital Market. If we were to be delisted, it could make trading in our stock more difficult.

Our voting common stock is traded on the Nasdaq Capital Market. There are various quantitative listing requirements for a company to remain listed on the Nasdaq Capital Market, including maintaining a minimum bid price of $1.00 per share of common stock and maintaining stockholders’ equity of $2.5 million. On November 23, 2005, the Nasdaq Stock Market notified us that for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share price requirement for continued inclusion under Nasdaq Marketplace Rules.

We have until May 22, 2006 to regain compliance with the Nasdaq Capital Market $1.00 minimum bid price rule. If at any time before this date the bid price of our common stock closes at $1.00 or more per share for a minimum of ten consecutive business days, Nasdaq will notify us that we are in compliance with the Rules. If we do not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will notify us that our common stock will be delisted from The Nasdaq Capital Market, eliminating the only established trading market for our shares. We would then be entitled to appeal this determination to a Nasdaq Listing Qualifications Panel and request a hearing.

In the event we are delisted from the Nasdaq Capital Market, we would be forced to list our shares on the OTC Electronic Bulletin Board or some other quotation medium, such as the pink sheets, depending on our ability to meet the specific listing requirements of those quotation systems. As a result, an investor might find it more difficult to trade, or to obtain accurate price quotations for, such shares. Delisting might also reduce the visibility, liquidity, and price of our voting common stock.

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

At March 17, 2006, we had 3,161 shares of preferred shares issued and outstanding, and 6,063,865 warrants and 6,996,582 options outstanding, which are all exercisable into shares of common stock. The 3,161 shares of preferred stock are convertible into 3,161,000 shares of our voting common stock. Furthermore, at March 17, 2006, 769,947 additional shares of common stock were available for grant to our employees, officers, directors and consultants under our current stock option and incentive plans. We also may issue additional shares in acquisitions. Any additional grant of options under existing or future plans or issuance of shares in connection with an acquisition will further dilute existing stockholders.

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

Approximately 72% of the components for our products are manufactured on a turnkey basis by four vendors: BTW Inc., Furthertech Company Ltd., Samsung Semiconductor Inc. and Veris Manufacturing. If these vendors experience production or shipping problems for any reason, we in turn could experience delays in the production and shipping of our products, which would have an adverse effect on our results of operations.

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

If we fail to meet certain covenants required by our credit facilities, we may not be able to draw down on such facilities and our ability to finance our operations could be adversely affected.

We have a $4.0 million credit line under which we can borrow up to 90% of our eligible outstanding accounts receivable and a $2.5 million term loan. The various agreements in connection with such credit line and term loan require us to maintain certain covenants. In the event we violate the covenants and are not able to obtain a waiver for any covenant violation, and/or remain out of compliance with a particular covenant, we will not be able to draw down on the line of credit or term loan, and any amounts outstanding under such line of credit or term loan may become immediately due and payable, either of which could have a material adverse impact on our financial condition and results of operation.

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

If we are unable to renew or extend our existing line of credit or term loan when they naturally expire, our ability to finance our operations could be adversely affected.

We have a $2.5 million term loan and a $4.0 million credit line facility with the same bank. Both these credit facilities expire on December 24, 2006. If we are unable to renew the term loan or credit line on favorable terms upon their natural expiration, we would be required to immediately pay all outstanding obligations under such term loan and credit line.

Repayment of the principal amounts and interest due under these facilities could adversely affect our other capital requirements, as well as our ability to finance our operations on an ongoing basis.

We depend on a few customers for a high percentage of our revenues and the loss or failure to pay of any one of these customers could result in a substantial decline in our revenues and profits.

For year ended December 31, 2005, our five largest customers in aggregate provided 26% of our total revenues and as of December 31, 2005, comprised 45% of our accounts receivable balance. We do not have long-term contracts requiring any customer to purchase any minimum amount of products. There can be no assurance that we will continue to receive orders of the same magnitude as in the past from existing customers or will be able to market our current or proposed products to new customers. The loss of any major customer, the failure of any such identified customer to pay us, or to discontinue issuance of additional purchase orders, would have a material adverse effect on our revenues, results of operation, and business as a whole, absent the timely replacement of the associated revenues and profit margins associated with such business. Furthermore, many of our products are dependent upon the overall success of our customers’ products, over which we often have no control.

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

As of December 31, 2005 we held six patents and four pending applications in the United States. Certain of these patents have also been filed and issued in countries outside the United States. We treat our technical data as confidential and rely on internal non-disclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect our proprietary information. There can be no assurance that these measures will adequately protect the confidentiality of our proprietary information or prove valuable in light of future technological developments.

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

Our common stock price is volatile.

The market price for our voting common stock is volatile and has fluctuated significantly to date. For example, between January 1, 2005 and March 17, 2006, the per share price has fluctuated between $0.62 and $1.22 per share, closing at $0.66 on March 17, 2006. The trading price of our voting common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to factors including the following:

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

Some of our operations are subject to state, federal, and international laws governing protection of the environment, human health and safety, and regulating the use of certain chemical substances. We endeavor to comply with these environmental laws, yet compliance with such laws could increase our operations and product costs. Any violation of these laws can subject us to significant liability, including fines and penalties, and prohibit sales of our products into one or more states or countries, and result in a material adverse effect on our financial condition.

Recent environmental legislation within the European Union (EU) may increase our cost of doing business internationally and impact our revenues from EU countries as we comply with and implement these new requirements. The European Parliament has enacted the Restriction on Use of Hazardous Substances Directive, or “RoHS Directive”, which restricts the use of certain hazardous substances in electrical and electronic equipment. We need to redesign products containing hazardous substances regulated under the RoHS Directive to reduce or eliminate regulated hazardous substances in our products. As an example, certain of our products include lead, which is included in the list of restricted substances.

Although we believe our semiconductor products now comply with the RoHS Directive, certain of our systems products do not yet comply. We are in the process of working towards compliance relative to these systems products but do not expect all our systems products to meet the requirements of the RoHS Directive by the required implementation date of July 1, 2006. This failure to meet the requirements by the implementation date could result in our being unable to sell certain products into the EU market until such compliance is achieved and could also result in inventory write-offs if compliance is not obtained in timely fashion. These circumstances could have an adverse effect on our sales and results of operations.

Any acquisitions of companies or technologies by us may result in distraction of our management and disruptions to our business.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth certain information concerning the properties that we lease. We do not own any real property.

Property Location and Primary Use	Lease Expires	Square Feet	Monthly Rent
1370 Dell Avenue Campbell, California Corporate Headquarters (Manufacturing, Sales, R&D, Marketing, Customer Support, Administration)	December 31, 2007	27,500	$22,000

2 Milliston Rd. Millis, Massachusetts Systems R&D	January 31, 2007	1,000	$975

5155 E. River Rd. Fridley, Minnesota Systems R&D and Customer Support	December 31, 2007	8,609	$6,120

250 Village Sq. Orinda, California R&D	Month to month	750	$1,654

22867 N.W. Bennett St. Hillsboro, Oregon Semiconductor R&D, Marketing, Customer Support and Sales	July 19, 2010	17,771	$11,471

Lise-Meitner Strasse 15 D-24223 Raisdorf, Germany COMO - European Headquarters (Manufacturing, Sales, R&D, Marketing, Customer Support, Administration)	July 31, 2008	8,245	$5,155

6F-16, No. 6, Lane 180, Sec. 6, Mincyuan E. Road Neihu District, Taipei City 114, Taiwan Semiconductor Sales and Customer Support	April 30, 2006	902	$1,273

We believe that our existing facilities are adequate to meet current requirements and that additional space, if needed, can be readily obtained on comparable terms.

Item 3. Legal Proceedings

From time-to-time, we are party to certain claims and legal proceedings that arise in the ordinary course of business of which, in the opinion of management, do not have a material adverse effect on our financial position or results of operation.

Item 4. Submission Of Matters To A Vote Of Security Holders

Focus held its annual meeting of shareholders at its corporate headquarters located at 1370 Dell Avenue, Campbell, California, on Monday, November 14, 2005. Shareholders of record on September 30, 2005 were entitled to vote on matters to be considered at the meeting.

Following are the proposals voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions for each such proposal:

		Votes
		For	Withheld

Proposal 1: Election of the following as a director of Focus:

Name	Term
Tommy Eng	(3 years)	59,357,358	426,591
Brett E. Moyer	(3 years)	58,492,193	1,291,756
Sam Runco	(3 years)	59,343,975	439,974

The following directors’ terms continued after the meeting: N. William Jasper Jr., Carl E. Berg, William B. Coldrick and Michael L. D’Addio.

	For	Against	Abstained	Broker Non- Votes
Proposal 2: To amend and restate the 2000 Non-Qualified Stock Option Plan.	18,987,373	2,207,789	228,996	38,359,791

Proposal 3: To ratify the selection of Burr, Pilger & Mayer LLP as Focus’ independent registered public accounting firm for the year ending December 31, 2005.	59,517,827	187,730	78,392	—

Part II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

Trading in our common stock commenced on May 25, 1993 when we completed our initial public offering.

Since that time our common stock traded principally on the Nasdaq Capital Market under the symbol “FCSE”. The prices per share reflected in the following table represent the range of high and low closing prices for the quarters indicated. The closing price of our common stock on the Nasdaq Capital Market on March 17, 2006 was $0.66 per share.

	Common Stock
	High	Low
2005 Quotations
Fourth Quarter	$1.10	$0.62
Third Quarter	1.06	0.62
Second Quarter	0.94	0.64
First Quarter	1.22	0.85

2004 Quotations
Fourth Quarter	$1.48	$1.00
Third Quarter	1.54	1.04
Second Quarter	1.94	1.35
First Quarter	2.87	1.37

As of March 17, 2006, Focus had approximately 395 holders of record and 68,351,202 shares of common stock outstanding on that date. As of March 17, 2006, approximately 6,900 stockholders held Focus voting common stock in street name. It is not possible to determine the actual number of beneficial owners who may be the underlying holders of such shares.

We have not declared nor paid any cash dividends on our common stock since our inception. We intend to retain future earnings, if any, for use in our business.

In connection with our credit line and term loan facilities with Great Bay Bank, we are prohibited from paying any dividends on our common stock without the consent of Greater Bay Bank if we have any amounts outstanding under our credit facilities with Great Bay Bank or if any credit is available to us under such facilities.

For information on equity compensation plans, see “Item 11. Executive Compensation - Existing Equity Compensation Plan Information”

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Stock Issuances,” for a description of securities we sold during 2005 pursuant to one or more exemptions from registration under the Securities Act of 1933, as amended.

Except as indicated therein, we relied on one or more exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”), for each of the foregoing transactions, including without limitation the exemption provided by Section 4(2) of the Securities Act and Rule 506 there under. We have used, and will continue to use, all of the net cash proceeds raised by the sale of unregistered securities for working capital.

We did not repurchase any securities during the year ended December 31, 2005.

Item 6. Selected Financial Data

The following table presents selected historical financial data of Focus for the periods indicated. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information of Focus in this Form 10-K.

	As of or for the years ended December 31,
(In thousands, except per-share data)	2005	2004	2003	2002	2001
Statement of Operations Data:
Net revenue	$24,551	$20,015	$26,575	$17,312	$23,308
Cost of revenue	15,520	13,514	17,477	11,354	15,216
Gross margin	9,031	6,501	9,098	5,958	8,092
Total operating expenses	24,048	17,681	10,840	11,702	14,451
Loss from operations	(15,017)	(11,180)	(1,742)	(5,744)	(6,359)
Net loss	$(15,368)	$(10,985)	$(1,698)	$(5,957)	$(6,658)

Per-Share Data:
Net loss	$(0.25)	$(0.22)	$(0.04)	$(0.17)	$(0.21)
Weighted average common and common equivalent shares - basic and diluted	61,664	50,078	39,121	35,697	31,702

Balance Sheet Data:
Total assets	$23,659	$27,325	$16,100	$12,034	$18,097
Long-term liabilities	110	174	3,867	3,868	4,057
Total liabilities	11,979	6,007	8,148	7,790	12,384
Total stockholders’ equity	$11,680	$21,318	$7,952	$4,244	$5,713

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

•                  The results of operations for the year ended December 31, 2001 include the results of Videonics from the date of acquisition and include a charge of $505,000 for in-process research and development expense associated with such acquisition.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Certain Factors That May Affect Future Results

Discussion of certain matters in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and, as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words or phrases such as “believe”, “plan”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “forecast”, “may increase”, “may fluctuate”, “may improve” and similar expressions or future or conditional verbs such as “will”, “should”, “would”, and “could”.

In particular, statements contained in this document that are not historical facts (including, but not limited to, statements concerning anticipated revenues, anticipated operating expense levels, potential new products and orders, and expected expense levels relative to our total revenues) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results of operations and financial condition have varied, and may in the future vary, significantly from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the availability of capital to fund our future cash needs, reliance on major customers, history of operating losses, market acceptance of our products, the unpredictability of costs and time to develop new technologies and products, technological obsolescence, competition, successful integration of acquisitions, component supply problems, protection of proprietary information, as well as the accuracy of our internal estimates of revenue and operating expense levels. For a discussion of these factors and some of the factors that might cause such a difference see also “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We do not undertake, and specifically disclaim any obligations, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. We record estimated reductions to revenue for product returns based primarily on historical return rates, return policies and price protection arrangements. In addition, we sometimes accept returns for stock balancing and negotiate accommodations with customers, which include price discounts, credits and returns, when demand for specific products falls below expectations. If market conditions for our products were to decline, we could experience an increase in the volume of returns and our reported revenues would be affected accordingly. However, currently only a limited number of our consumer channel distributors have return rights under their agreements with us. In connection with these agreements, distributors may return or exchange slow moving inventory held by that distributor. However, these return rights are limited to 25% of the distributor’s prior quarter purchases. We recognize contract revenue and profit as work progresses on long-term, fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We use this method since reasonably dependable estimates of the revenue and costs applicable to various stages of the contract can be made. Recognized revenues and profit are subject to revisions as a contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision became known.

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

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by component and product failure rates. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability would be required.

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

Our business acquisitions have resulted in goodwill and other intangible assets, which affect the possible future impairment expense that we may incur, and in the case of intangible assets, the amount of future period amortization expense. In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets which will reduce their value and could affect current period reported earnings. We performed our annual impairment assessment of goodwill and intangible assets in the fourth quarter of 2005.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

RESULTS OF OPERATIONS

Overview

In 2005, we began to reap the benefits of our technology investments and the Systems group acquisitions of COMO and Visual Circuits that we made in 2004. Overall company revenue grew 23% year-over-year with the Systems group growing 28%.

The main drivers of the Systems revenue growth were our FireStore product line and expanded sales in Europe of all products. The previously anticipated industry trend to high definition (“HD”) video format and the need for greater storage capacity in a digital world are driving increased demand for our systems products. Professional and pro-sumer videographers are using HD more frequently in their recording and post-production activities, and Focus’ products offer significant productivity gains. The growing number of daily network and cable telecasts, movies and other special programming now coming in HD, bodes well for demand in this key market segment.

In 2005, the Semiconductor group substantially expanded its customer base and target markets, which compensated for the termination of Microsoft’s Xbox business in 2004. As digital media is being transported through an ever increasing number of devices, demand for semiconductor convergence chips, like those of our Semiconductor group, is appearing in virtually every part of the electronics sector, including, among other products, end products for IPTV set-top boxes, portable media players, automotive and mobile entertainment, medical imaging, handheld GPS systems, and cell phones.

The impact of new products and increased revenue increased our absolute gross margin by 4.3%, from 32.5% for the year ended December 31, 2004 to 36.8% for the year ended December 31, 2005.

Continuing the significant investment which began in 2004, the majority of our Semiconductor group’s resources was invested in the development of our UWB technology. The Semiconductor group increased staffing from the year ended December 31, 2004 in connection with its work on UWB and continued with its development agreements. As such, our Semiconductor group’s research and development expenses increased $4.5 million, or 97%, from 2004. In 2005, significant progress was made in developing our UWB wireless video technology. In September of 2005, we accomplished the first major milestone with the tape out of the analog chip and we received working samples of that chip in November of 2005. The digital chip, the second chip of our two chip chip-set, was taped out in March of 2006. We expect working samples in the second quarter of 2006.

Year ended December 31, 2005 compared to year ended December 31, 2004

Net revenue

	Years ended December 31,		Increase/	% increase/
(Dollars in thousands)	2005	2004	(decrease)	decrease

System products	$21,148	$16,553	$4,595	27.8%
Semiconductor products	3,403	3,462	(59)	-1.7%

	$24,551	$20,015	$4,536	22.7%

Revenue for the year ended December 31, 2005 was $24.6 million, an increase of $4.5 million compared with the year ended December 31, 2004.

For the year ended December 31, 2005, sales of system products were approximately $21.1 million compared to $16.6 million for the year ended December 31, 2004, an increase of $4.6 million or 28%. This increase in sales of our system products mainly reflects the introduction of a new variation of FireStore – the FS-4 - and sales of products acquired through the acquisitions of COMO in February 2004 and Visual Circuits in May 2004, partially offset by a decrease in sales of our consumer scan conversion and home theater products. Our consumer scan conversion product sales have decreased in recent years as an increasing number of personal computers and televisions now incorporate scan conversion technology. We discontinued our home theater line in 2004.

Sales of semiconductor products to distributors and OEM customers were approximately $3.4 million in the year ended December 31, 2005, compared to $3.5 million for 2004. The $59,000 decrease in sales of semiconductor products (approximately 1.7%) mainly reflects a $1.0 million decrease in sales of our FS454 chip, partially offset by production ramps in 2005 for internet protocol television (IPTV) set-top boxes and portable media players by our customers incorporating our chips in their device designs. The decrease in sales of our FS454 chip was primarily due to Microsoft ceasing significant orders for the FS454 in January 2004. The FS454 had been used by Microsoft in its Xbox.

At December 31, 2005, we had a backlog of approximately $903,000 for products ordered by customers, compared to a backlog of $1.5 million at December 31, 2004. The decrease between December 31, 2005 and December 31, 2004 reflects orders for our digital video mixer and FireStore products at December 31, 2004, reflecting delays in these new product releases until the first quarter of 2005. Our backlog orders frequently vary and are not indicative of quarterly performance for the products reflected in such order backlogs.

Gross margin

	Years ended December 31,
(Dollars in thousands)	2005	2004	Increase

Gross margin	$9,031	$6,501	$2,530

Gross margin rate	36.8%	32.5%	4.3%

Our gross margin rate for the year ended December 31, 2005 increased by 4.3 percentage points to 36.8% from 32.5% in the year ended December 31, 2004.

The increase in gross margin rate mainly reflects increased sales volumes, the below average gross margin business that we had conducted with Microsoft in the three months ended March 31, 2004, which did not occur in the year ended December 31, 2005, $667,000 of inventory acquired from COMO and Visual Circuits and sold in 2004 at low margin, and an accrual in 2004 of $100,000 for a royalty payment based on the achievement of certain sales volumes. These factors were partially offset by the increase in sales discounts and low-margin chip sales to one customer in the year ended December 31, 2005.

Operating expenses

	Years ended December 31,
(Dollars in thousands)	2005		2004		Increase
		% of		% of		% of
		revenue		revenue		revenue

Sales, marketing and support	$6,668	27.2%	$4,853	24.2%	$1,815	3.0%
General and administrative	4,059	16.5%	3,110	15.5%	949	1.0%
Research and development	12,791	52.1%	8,558	42.8%	4,233	9.3%

	$23,518	95.8%	$16,521	82.5%	$6,997	13.3%

Sales, marketing and support

Sales, marketing and support expenses for year ended December 31, 2005 were $6.7 million, compared to $4.9 million for the year ended December 31, 2004, an increase of $1.8 million or 37.4% from the prior year.

The increase in sales, marketing and support expenses mainly reflects an increase in salary expense of $900,000 resulting from an overall increase in headcount of 13 in our business development and customer support departments and Semiconductor group. Also contributing to the increase sales, marketing and support expenses were additional advertising expenses of $340,000 associated with introductions of our new FS-4 and mixer products, and increased sales and representative commission expense of $390,000 as a result of increased revenues attributable to our new products. The increase in sales, marketing and support expenses also reflects, to a lesser extent, the inclusion of Visual Circuits and COMO’s sales and marketing expenses for the entire period. Visual Circuits’ and COMO’s expenses were only partially included in the year ended December 31, 2004 as the respective acquisitions occurred on May 28, 2004 and February 27, 2004, respectively.

General and administrative

General and administrative expenses for the year ended December 31, 2005 were $4.1 million, compared to $3.1 million for the year ended December 31, 2004, an increase of $949,000 or 30.5%.

The increase in general and administrative expenses was mainly due to an increase in personnel and personnel-related costs of $613,000, mainly reflecting the addition of three employees, stock compensation charges of $311,000 related to restricted stock and warrants expensed in 2005, and the extension of employee stock options in 2005.

Research and development

Research and development expenses for the year ended December 31, 2005 were $12.8 million, compared to $8.6 million for the year ended December 31, 2004, an increase of $4.2 million.

The increase in research and development expenses reflects almost entirely our investment in UWB technology, which resulted in an increase in research and development expenses of $4.5 million over those in 2004. This increased investment in UWB consisted mainly of an increase in semiconductor design service fees of $2.2 million, increased personnel costs of $1.4 million, reflect 13 employees hired during the later part of 2004 and six additional employees hired during 2005, and an increase in direct material and prototyping costs of $632,000. In 2006, to complete the UWB products we plan continued significant investment in the development of the UWB technology - see note 2, “Management’s Plans”. The increase in research and development expenses in the year ended December 31, 2005, was partially offset by expense reductions in our Systems business’ research and development activities mainly reflecting decreased prototyping material costs.

Amortization

Amortization expense was recorded as follows:

	Years ended December 31,		Increase /
(In thousands)	2005	2004	(decrease)

Cost of revenue	$181	$149	$32
Operating expenses	530	860	(330)

	$711	$1,009	$(298)

Amortization expense for the year ended December 31, 2005 was $711,000, a decrease of $298,000 or 29.8% from $1.0 million in such expenses for the year ended December 31, 2004. The decrease in amortization expense reflects the completion of amortization for certain intangible assets associated with the acquisition of Videonics, partially offset by an increase in amortization expense associated with the intangible assets purchased in the acquisitions of COMO in February 2004 and Visual Circuits in May 2004.

Interest expense, net and Other expense, net

	Years ended December 31,
(Dollars in thousands)	2005	2004	Increase

Interest expense, net	$(298)	$(80)	$218

Other expense, net	$(76)	$(7)	$69

Net interest expense for the year ended December 31, 2005 was $298,000, compared to $80,000 for the year ended

December 31, 2004, an increase of $218,000 or 172.5%. The increase in net interest expense primarily reflects interest expense associated with our accounts receivable-based line of credit and term loan, both of which were not outstanding in 2004. The increase in net interest expense was partially offset by interest expense on convertible promissory notes, which were outstanding until their conversion into common and preferred stock in March 2004.

Other expense for the year ended December 31, 2005 consists mainly of expense associated with exchange rate differences related to transactions denominated in Euros.

Tax benefit

	Years ended December 31,
(Dollars in thousands)	2005	2004	Decrease

Tax benefit	$23	$282	$(259)

The tax benefit for the year ended December 31, 2005 of $23,000 is comprised of a $47,000 tax benefit generated by our foreign subsidiary, COMO, offset by a $24,000 tax provision related to minimum tax payments due within the United States and other foreign locations. The $47,000 tax benefit generated by COMO resulted primarily from the tax benefit associated with COMO’s 2005 operating losses and the reduction of a deferred tax liability associated with the amortization of intangible assets.

The tax benefit for the year ended December 31, 2004 of $282,000 is comprised of a $298,000 tax benefit generated by our foreign subsidiary, COMO, offset by a $16,000 tax provision related to minimum tax payments due within the United States and other foreign locations. The $298,000 tax benefit generated by COMO resulted primarily from the tax benefit associated with COMO’s 2004 operating losses and the reduction of a deferred tax liability associated with the amortization of intangible assets.

Year ended December 31, 2004 compared to year ended December 31, 2003

Net revenue

	Years ended December 31,		Increase/	% increase/
(Dollars in thousands)	2004	2003	(decrease)	decrease

System products	$16,553	$13,986	$2,567	18.4%
Semiconductor products	3,462	12,589	(9,127)	-72.5%

	$20,015	$26,575	$(6,560)	-24.7%

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

This decrease in the gross margin rate reflects an increase in write-downs for excess and obsolete inventory of $498,000 in 2004 compared to 2003, $667,000 of inventory acquired from COMO and Visual Circuits sold at low margin, amortization of developed technology of $113,000 from the acquisitions of COMO and Visual Circuits in 2004 and an accrual of $100,000 for a royalty payment based on the achievement of certain sales volumes. These factors were partially offset by the lower amount of Microsoft business in 2004 compared to 2003, which was at below average gross margin. Sales to Microsoft were made at a gross profit margin percentage of less than 30%, primarily as a result of volume discounts provided.

Operating expenses

	Years ended December 31,
(Dollars in thousands)	2004		2003		Increase
		% of		% of		% of
		revenue		revenue		revenue

Sales, marketing and support	$4,853	24.2%	$4,313	16.2%	$540	8.0%
General and administrative	3,110	15.5%	1,751	6.6%	1,359	8.9%
Research and development	8,558	42.8%	4,277	16.1%	4,281	26.7%
Amortization of intangible assets	860	4.3%	528	2.0%	332	2.3%
In-process research and development	300	1.5%	—	0.0%	300	1.5%
Restructuring expense (recovery)	—	0.0%	(29)	-0.1%	29	0.1%

	$17,681	88.3%	$10,840	40.8%	$6,841	47.5%

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

Amortization

Amortization expense was recorded as follows:

	Years ended December 31,
(In thousands)	2004	2003	Increase

Cost of revenue	$149	$49	$100
Operating expenses	860	528	332

	$1,009	$577	$432

Amortization expense for year ended December 31, 2004 was $1.0 million, an increase of $432,000 from $577,000 for the year ended December 31, 2003. The increase in amortization expense reflects additional amortization expense associated with the intangible assets that resulted from the acquisitions of COMO in February 2004 and Visual Circuits in May 2004. This additional amortization expense was partially offset by the completion of amortization on certain intangible assets in 2003.

Restructuring Expense

For the year ended December 31, 2003, we reduced our restructuring expense accrual by $29,000 as we were able to settle amounts due on the closure of our facility in Chelmsford, Massachusetts, for an amount less than originally estimated.

Interest expense, net and Other income (expense), net

	Years ended December 31,
(Dollars in thousands)	2004	2003	Decrease

Interest expense, net	$(80)	$(193)	$(113)

Other income (expense), net	$(7)	$239	(246)

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

Tax expense (benefit)

	Years ended December 31,
(Dollars in thousands)	2004	2003	Decrease

Tax expense (benefit)	$(282)	$2	$(284)

The $282,000 tax benefit is comprised of a $298,000 tax benefit generated by our foreign subsidiary, COMO, offset by a $16,000 tax provision related to minimum tax payments due within the United States and other foreign locations. The $298,000 tax benefit generated by COMO resulted primarily from the tax benefit associated with COMO’s 2004 operating losses and the reduction of a deferred tax liability associated with the amortization of intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the years ended December 31, 2005, 2004 and 2003, we incurred net losses of $15.4 million, $11.0 million and $1.7 million, respectively, and used cash in operating activities of $12.5 million, $9.4 million and $2.6 million, respectively. These factors indicate that we may potentially be unable to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient positive cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to return to profitability.

Since inception, we have financed our operations primarily through the public and private sale of common stock, lines of credit and debt borrowings from financial institutions, proceeds from the exercise of options and warrants, short-term borrowings from private lenders and credit arrangements with vendors and suppliers.

	As of or for the years ended December 31,
(Dollars in thousands)	2005	2004	2003

Cash and cash equivalents	$637	$3,380	$3,731
Working capital (deficit)	$(3,533)	$5,546	$5,696
Inventory turns	4.1	3.4	5.0
Days sales outstanding (DSO)	48.1	51.6	42.3

Net cash used in operating activities	$(12,507)	$(9,381)	$(2,614)
Net cash used in investing activities	$(295)	$(1,758)	$(277)
Net cash provided by financing activities	$10,064	$10,782	$5,312

Net cash used in operating activities

	Years ended December 31,
	2005	2004	2003
	cash (used)	cash (used)	cash (used)
(In thousands)	provided	provided	provided

Net loss	$(15,368)	$(10,985)	$(1,698)
Non-cash income statement items	1,677	1,585	504
Adjusted net loss	(13,691)	(9,400)	(1,194)

Changes in working capital	1,184	19	(1,420)

Net cash used in operating activities	$(12,507)	$(9,381)	$(2,614)

Net cash used in operating activities for the years ended December 31, 2005, 2004 and 2003 was $12.5 million, $9.4 million and $2.6 million, respectively.

Net cash used in operating activities of $12.5 million in 2005 reflected our net loss, adjusted for non-cash items, of $13.7 million, partially offset by changes in working capital of $1.2 million. Non-cash income statement items included depreciation and amortization of $1.4 million, stock compensation expense of $242,000 and the amortization of debt issuance costs of $69,000. The changes in working capital were mainly due to an increase in accrued liabilities of $816,000, primarily attributable to project expenses related to our investment in UWB technology, and an increase in our accounts payable of $512,000, which reflected the timing of our payments.

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

Net cash used in investing activities

Net cash used in investing activities for the year ended December 31, 2005 of $295,000 reflected capital expenditures of $579,000, primarily related to our investment in UWB technology, partially offset by a decrease in a restricted cash balance of $284,000. Net cash used in investing activities for the year ended December 31, 2004 of $1.8 million reflected net costs of $220,000 and $424,000 associated with the acquisitions of COMO and Visual Circuits in 2004, and capital expenditures of $1.0 million, primarily related to our investment in UWB technology. Net cash used in investing activities in the year ended December 31, 2003 of $277,000 was related to the purchase of property and equipment of $122,000, the acquisition of developed technology from DVUnlimited, which resulted in a net cash outflow of $57,000, and costs incurred with the pending acquisition of Visual Circuits and COMO of $98,000.

Net cash provided by financing activities

Net cash provided by financing activities was $10.1 million for the year ended December 31, 2005, and consisted mainly of borrowings of $3.0 million under our accounts receivable-based line of credit, net borrowings under a term loan of $2.5 million, net proceeds of $4.5 million received from private equity placement transactions in June 2005 and November 2005, proceeds of $509,000 from the sale of shares placed into escrow upon the acquisition of COMO in 2004 and subsequently sold in 2005 and the reimbursement of acquisition fees by Visual Circuits Corporation Liquidating Trust related to the acquisition of Visual Circuits of $225,000, partially offset by repayments of $516,000 related to our German subsidiary’s line of credit balance. Net cash provided by financing activities was $10.8 million for the year ended December 31, 2004, reflecting $10.7 million received from private equity placement transactions, $129,000 in borrowings from a line of credit assumed with the acquisition of COMO and $192,000 received from the exercise of common stock options and warrants, partially offset by the repayment of debts that were assumed with the acquisition of COMO of $280,000. Net cash provided from financing activities for the year ended December 31, 2003 was $5.3 million, reflecting $1.9 million received from private equity placement transactions and $3.4 million received from the exercise of common stock options and warrants, partially offset by $45,000 of capital lease obligation repayments.

Capital Resources and Liquidity Outlook

We have incurred losses and used net cash in operating activities in each of the three years in the period ended December 31, 2005, and as such, have been dependent upon raising money for short- and long-term cash needs through issuance of debt, proceeds from the exercise of options and warrants, and the sale of our common stock in private placements. For the years ended December 31, 2005, 2004 and 2003, we received net proceeds of approximately $4.5 million, $10.7 million and $1.9 million, respectively, from the sale of approximately 7.4 million shares, 10.5 million shares and 2.2 million shares, respectively, of our common stock in private placement transactions.

In November 2004, we obtained a revolving $4.0 million bank credit line under which we can borrow up to 90% of our eligible outstanding accounts receivable, excluding accounts receivable of COMO. Carl Berg, a Company director and shareholder, provided a personal guarantee to secure this credit line. In connection with this credit line, the Greater Bay Bank obtained a first priority security interest on our accounts receivable through an agreement with Mr. Berg, which enabled Mr. Berg to retain his existing security interest in all of our assets while subordinating to Greater Bay Bank his security interest in our accounts receivable. The bank credit line is subject to ongoing covenants, including a covenant related to operating results. Interest is payable under this loan at prime plus 1% (8.25% as of December 31, 2005). At December 31, 2005, there was an outstanding balance on this credit line of the maximum available amount of $3.0 million. The credit line expires on December 24, 2006.

On June 28, 2005, we signed a term loan agreement with Greater Bay Bank under which we can borrow up to $2.5 million. The term loan has a maturity date of December 24, 2006, is interest only until maturity and is in addition to our existing $4.0 million accounts receivable based secured line of credit facility described above with this same bank. Interest is payable under this loan at prime plus 1% (8.25% as of December 31, 2005). At December 31, 2005, there was an outstanding balance under this term loan of the maximum available amount of $2.5 million.

Subsequent developments

On January 27, 2006, we raised gross proceeds of $10,000,000 from the issuance of secured convertible notes to a group of private investors. While we believe that these funds, along with the cash flow generated by our expanding Systems business, should be adequate to enable us to complete our UWB engineering development and launch commercialization of UWB products, depending upon the results and timing of our UWB initiative and the profitability of our Systems business, we may need to raise further capital in 2006. There can be no assurance that sufficient funds will be raised. Moreover, any equity financing or convertible debt financing would result in dilution to our existing stockholders and could have a negative effect on the market price of our common stock. Furthermore, any additional debt financing will result in higher interest expense.

Summary of Certain Contractual Obligations as of December 31, 2005

(In thousands)	< 1 year	1-3 years	3-5 years	Total

Capital and operating leases (including interest)	$670	$909	$114	$1,693
Inventory purchase commitments	1,826	—	—	1,826
Term loan	2,500	—	—	2,500
Interest expense on term loan	206	—	—	206
Current portion of long-term debt	3	—	—	3
Line of credit	2,966	—	—	2,966

	$8,171	$909	$114	$9,194

Additionally, in December 2002, Mr. Berg provided Samsung Semiconductor Inc., one of our contracted ASIC manufacturers, with a personal guarantee to secure our working capital requirements for ASIC purchase order fulfillment. Mr. Berg agreed to provide the personal guarantee on our behalf without additional cost or collateral, as Mr. Berg maintains a secured priority interest in substantially all Focus’ assets. At December 31, 2005, we owed Samsung $342,000, under net 30 terms.

Stock Issuances

On June 21, 2005, we completed the sale of 2,414,282 shares of our common stock in a private placement to 11 independent accredited third party investors, receiving proceeds of approximately $1.6 million, net of offering costs of approximately $126,000. The shares were issued at $0.70 per share, an approximate 5% discount to the closing price of Focus’ common stock on June 20, 2005. Additionally, we issued warrants to the investors and placement agents to purchase an aggregate of 795,713 shares of common stock at an exercise price of $0.70 per share. The warrants were exercisable immediately and expire four years from the date of grant.

On November 7, 2005, we completed the sale of 5,018,247 shares of our common stock to a group of independent accredited investors at a purchase price per share of $0.66 receiving proceeds of approximately $3.0 million, net of offering costs of $332,000. The shares were issued at an approximate 16% discount to the closing price of Focus’ common stock on November 4, 2005. In addition, warrants were issued to the investors and placement agents to purchase an aggregate of 1,756,384 million additional shares of our common stock at an exercise price of $0.85 per share. The warrants were immediately exercisable and expire five years from the date of grant.

We have used, and will continue to use, the proceeds from the above private placements to further develop our UWB technology, which will enable wireless video transmission in a wide range of applications. Any funds not expended for UWB development will be for general corporate purposes.

Recent Accounting Pronouncements

See note 1, “Summary of Significant Accounting Policies – Recent Accounting Pronouncements” to our consolidated financial statements for a full description of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

At December 31, 2005, we did not hold any short-term investments that would be exposed to market risk from adverse movements in interest rates.

At December 31, 2005, our outstanding debt obligations consisted of a term loan of $2.5 million and borrowings under a line of credit of $3.0 million. The average interest rate applicable to these debt obligations was 8.25% per annum. If short-term interest rates were to increase 100 basis points (100 basis points equals 1%), the increased interest expense associated with these debt obligations would be approximately $55,000 on an annual basis.

Foreign currency risk

Gains or losses related to foreign exchange currency transactions were not material for the years ended December 31, 2005, 2004 and 2003. A 10% movement in the EUR/USD exchange rate would not have a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Other Financial Information

Page
Reports of Independent Registered Public Accounting Firms	F-1, F-2
Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003	F-3
Consolidated Balance Sheets as of December 31, 2005 and 2004	F-4
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the Years Ended December 31, 2005, 2004 and 2003	F-5 and F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	F-7
Notes to Consolidated Financial Statements	F-9 to F-40

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management of the Company, with the participation of the President and Chief Executive Officer and the Chief Financial Officer (its principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of the end of the period covered by this Report.

Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We will be required to evaluate our internal controls over financial reporting and prepare a management assessment on our internal controls in order to comply with the requirements of the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 requires that the management assessment of our internal controls be audited. We estimate the cost of meeting these requirements will be approximately $750,000. We will be required to meet these requirements by December 31, 2006 if our market capitalization, adjusted for certain items, is greater than $75 million on June 30, 2006. Otherwise, we will have to meet the requirements by December 31, 2007.

Item 9B. Other Information

Not applicable.

PART III

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

Based solely on our review of the copies of such forms received by us or written representations from certain reporting persons that no other reports were required, we believe that all filing requirements applicable to Focus’ officers, directors, and greater than 10% beneficial owners were complied with during the year ended December 31, 2005.

Management

Our executive officers and directors as of March 17, 2006 are as follows:

Name (1)	Age	Position
N. William Jasper, Jr. (2)	58	Chairman of the Board
William B. Coldrick (2) (3)	63	Vice Chairman of the Board
Brett A. Moyer	48	Director, President and Chief Executive Officer
Carl E. Berg (2) (3)	68	Director
Michael F. Conway	41	Senior Vice President of Strategy and Business Development
Michael L. D’Addio	61	Director
Tommy Eng	48	Director
Sam Runco (3)	57	Director
Thomas M. Hamilton	56	Executive Vice President and General Manager of the Focus Semiconductor Group
Peter T. Mor	56	Senior Vice President of Engineering and Operations
Norman Schlomka	41	Senior Vice president of European Operations
Gary L. Williams	39	Secretary, Executive Vice President of Finance and Chief Financial Officer

(1)               Each member of our Board of Directors generally serves for a three-year term and until their successors are elected and qualified.

(2)               Member of the Audit Committee.

(3)               Member of the Compensation Committee.

Directors

N. William Jasper, Jr. has served as Chairman of the Board of Directors since December 20, 2002. Mr. Jasper became a member of our Board of Directors on March 6, 2001, in connection with the Videonics acquisition. Mr. Jasper served as a member of the Videonics Board of Directors since August 1993. Mr. Jasper is the President and Chief Executive Officer of Dolby Laboratories, Inc., (NYSE: DLB) a signal processing technology company located in San Francisco, California. He has been President since 1983 and serves on Dolby Laboratories’ Board of Directors. Mr. Jasper holds a B.S. in Industrial Engineering from Stanford University and an M.B.A. from the University of California, Berkeley. Mr. Jasper’s term expires in 2007.

Brett A. Moyer joined us in May 1997. On September 30, 2002 he assumed the role of President and Chief Executive Officer and became a member of our Board of Directors. From May 1997 to September 29, 2002, Mr. Moyer served as our Executive Vice President and Chief Operating Officer. From February 1986 to April 1997, Mr. Moyer worked at Zenith Electronics Corporation, Glenview, Illinois, where he was most recently the Vice President and General Manager of Zenith’s Commercial Products Division. Mr. Moyer has also served as Vice President of Sales Planning and Operations at Zenith where he was responsible for forecasting, customer service, distribution, MIS, and regional credit operations. Mr. Moyer has a Bachelor of Arts in Economics from Beloit College in Wisconsin and a Masters of International Management with a concentration in finance and accounting from The American Graduate School of International Management (Thunderbird). Mr. Moyer’s term expires in 2008.

Carl E. Berg, a co-founder of Videonics, served on Videonics’ Board of Directors since June 1987. In connection with the Videonics acquisition, Mr. Berg became one of our directors on March 6, 2001. Mr. Berg is currently Chief Executive Officer and a director for Mission West Properties, (AMEX: MSW) a real estate investment company located in Cupertino, California. Mr. Berg is also a member of the Board of Directors of Valence Technology, Inc., (Nasdaq SC: VLNC) a developer of advanced rechargeable battery technology and Monolithic System Technology Inc., (Nasdaq NM: MOSY) a developer of memory technology for semiconductors. Mr. Berg holds a B.A. degree from the University of New Mexico. Mr. Berg’s term expires in 2007. See also “Certain Relationships and Related Parties.”

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

Michael L. D’Addio joined us on January 16, 2001, in connection with the acquisition of Videonics Inc., and served as our President, Chief Executive Officer and Director until September 30, 2002 when he voluntarily resigned as President and Chief Executive Officer. Mr. D’Addio is currently President and Chief Executive Officer of Coaxsys, Inc., a new network technology company located in Los Gatos, California. Mr. D’Addio was a co-founder of Videonics, and had served as Chief Executive Officer and Chairman of the Board of Directors since Videonics’ inception in July 1986. In addition, Mr. D’Addio served as Videonics’ President from July 1986 until November 1997. From May 1979 through November 1985 he served as President, Chief Executive Officer and Chairman of the Board of Directors of Corvus Systems, a manufacturer of small computers and networking systems. Mr. D’Addio holds an A.B. degree in Mathematics from Northeastern University. Mr. D’Addio’s term expires in 2006.

Tommy Eng has served as our Director since January 2004. Mr. Eng is a founding partner in Exa Ventures, a venture capital investment firm specializing in IT, semiconductor, communication, multimedia technology/services/content, software, and incubation of early stage technology companies. Mr. Eng’s has more than 20 years of management and entrepreneurial startup experience in software/hardware design, system/IC design, IP business, design services business, and Electronic Design Automation (EDA). Prior to Exa Ventures, Mr. Eng held various executive and engineering positions at Tera Systems, Mentor Graphics, Silicon Compiler Systems, and Bell Labs. Mr. Eng holds an M.S. in Electrical Engineering from the University of California, Berkeley. Mr. Eng also serves on the Board of Directors of Monolithic System Technology Inc., (NasdaqNM: MOSY) a developer of memory technology for semiconductors. Mr. Eng’s term expires in 2008.

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

Mr. Runco plays a leadership role in the industry as a member of numerous organizations and associations. He is the recipient of CEDIA’s (Consumer Electronic Design and Installation Association) peer-selected Lifetime Achievement Award as well as Dealerscope’s Magazine Hall of Fame. He is also in his fourth term on the Board of Directors of the Consumer Electronics Association (CEA) and on the Board of the CEA Video Division. Mr. Runco’s term expires in 2008.

Non-Director Executive Officers

Michael F. Conway joined us in January 2001 in connection with the acquisition of Videonics Inc., and in March 2005 assumed the role of Senior Vice President of Strategy and Business Development. Mr. Conway had served as Vice President of Marketing for Videonics since February 2000, and prior to that was the Director of Technical Marketing where he focused on Internet marketing and sales presence. Mr. Conway joined Videonics in May 1996 in connection with the acquisition of the start-up KUB Systems Inc., where he served in various management and engineering positions. From 1988 to 1993, Mr. Conway was a Product Engineer for Abekas Video Systems and from 1985 to 1987 was an Operations Engineer with WLEX-TV, an NBC affiliate in Lexington, Kentucky. Mr. Conway holds a B.S. in Electrical Engineering from the University of Kentucky.

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

Peter T. Mor joined us in February 2005 as our Senior Vice President of Engineering and Operations. Prior to joining Focus, Mr. Mor served as Vice President of Engineering for Sony Corporation’s VAIO notebook and desktop personal computers and peripherals. At Sony Corporation, Mr. Mor was responsible for six departments, and over 100 hardware, software, and network engineers or consultants. Prior to Sony Corporation, Mr. Mor served as Vice President of Engineering and Operations for AMAX Engineering, and has served in managerial roles at Qume Corporation, Xerox Corporation, and Fujitsu Ltd. Mr. Mor also serves on the Board of Directors of Syscan Imaging, Inc. (OTC: SYII.OB) a developer of mobile image scanning devices. Mr. Mor holds a B.S. in Electrical Engineering from Cheng Kung University, Taiwan, and an M.S. in Computer Science from the University of Oregon.

Norman Schlomka has served as Managing Director of COMO Computer and Motion GmbH (“COMO”) and Senior Vice president of European Operations since February 2006. Mr. Schlomka joined us in February 2004 as Managing Director of COMO and Vice president of European Operations in connection with the acquisition of COMO, a German based company developing and manufacturing video editing and video archiving solutions. Mr. Schlomka was a founder of COMO, and had served as Managing Director since COMO since its inception in 1990. Mr. Schlomka holds an Electrical Engineering degree from the University of Braunschweig, Germany.

Gary L. Williams has served as our Secretary, Executive Vice President of Finance and CFO since February 2005. Mr. Williams joined us as our Secretary, Vice President of Finance and CFO in January 2001, in connection with the acquisition of Videonics Inc. Mr. Williams had served Videonics as its Vice President of Finance, Chief Financial Officer and Secretary since February 1999. From February 1995 to January 1999, Mr. Williams served as Videonics’ Controller. From July 1994 to January 1995, he served as Controller for Western Micro Technology, a publicly traded company in the electronics distribution business. From January 1990 to June 1994, Mr. Williams worked in public accounting for Coopers & Lybrand LLP. Mr. Williams is a Certified Public Accountant and has a Bachelors Degree in Business Administration, with an emphasis in Accounting from San Diego State University.

Audit Committee

The Audit Committee of the board is composed of three members and operates under a written charter adopted by the Board of Directors. The Audit Committee currently consists of Messrs. Berg, Coldrick, and Jasper. All three members are “independent,” as defined by the Nasdaq current listing standards. The Board has determined that Mr. Jasper qualifies as an audit committee financial expert as defined in Item 401(h)(1) of Regulation S-K and therefore meets the Nasdaq listing requirements for having related financial expertise.

Compensation Committee

The Compensation Committee’s responsibilities are to make determinations with respect to salaries and bonuses payable to executive officers and to administer stock option plans. The Compensation Committee is currently comprised of Messrs. Berg, Coldrick and Runco.

Code of Ethics

We have adopted a Code of Conduct, which is applicable to all of our directors and employees, including the principal executive officer, the principal financial officer and the principal accounting officer. The Code of Conduct is posted on our website. We intend to file amendments to or waivers from our Code of Conduct (to the extent applicable to our chief executive officer, principal financial officer or principal accounting officer) on a Form 8-K with the SEC.

Independent Directors

Nasdaq requires that a majority of the Board of Directors be “independent” directors as defined in Nasdaq Rule 4200. We reviewed the independence of the Board of Directors and considered any transaction between each director or any member of his or her family and us. As a result of this review, the Board of Directors has determined that each of the members of the Board of Directors is independent under the Nasdaq definition of “independence” for the Board except for Messrs. D’Addio and Moyer, who are not considered independent because of their current or past employment as executive officers of Focus or due to their business relationships with Focus.

Item 11. Executive Compensation

The following table summarizes the compensation we paid or accrued for services rendered for the years ended December 31, 2005, 2004 and 2003, to our Chief Executive Officer and each of the other most highly compensated executive officers who earned more than $100,000 in salary and bonus for the year ended December 31, 2005.

Summary Compensation Table

					Long-Term Compensation
	Annual Compensation					Restricted Stock		All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)		Options (#)	Awards ($)		Compensation

Brett A. Moyer	2005	$304,114	$77,500		50,000	$57,500	(6)	$5,127
President & Chief	2004	$265,039	$27,900		85,316	—		$317
Executive Officer	2003	$206,847	$25,241		202,239	—		$10,008	(8)

Michael F. Conway	2005	$161,868	$20,007	(5)	50,000	—		$3,437	(7)
Senior Vice President of	2004	$154,212	$5,000		25,000	—		$1,100	(7)
Strategy and Business	2003	$139,154	$—		20,896	—		$400	(7)
Development

Thomas M. Hamilton	2005	$185,000	$—		—	—		$—
Executive Vice President and	2004	$181,154	$25,407		287,722	—		$—
General Manager,	2003	$163,077	$34,789		36,567	—		$—
Semiconductor Group

Peter T. Mor (4)	2005	$180,000	$—		175,000	—		$3,600	(7)
Senior Vice President of
Engineering and Operations

Gary L. Williams	2005	$201,462	$46,000		35,000	$40,250	(6)	$4,029	(7)
Secretary, Executive Vice	2004	$183,654	$11,470		50,000	—		$1,370	(7)
President of Finance and	2003	$167,885	$19,200		36,567	—		$400	(7)
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

(3)               Long-term compensation table reflects the quantity of non-qualified options, incentive stock options and restricted stock granted to the named persons in each of the periods indicated.

(4)               Mr. Mor assumed the role of Senior Vice-President of Engineering and Operations on February 2, 2005.

(5)               Includes compensation of $10,007 based on sales commissions.

(6)               The value stated represents the number of shares of restricted stock granted of 50,000 and 35,000 for Messrs Moyer and Williams, respectively, multiplied by the closing price of Focus common stock on the date of grant of $1.15 per share. These grants of restricted stock vest 25% on each of the annual anniversaries from the grant date of February 24, 2005. The grant recipients are entitled to any dividends paid during the vesting period. At December 31, 2005, the value of the restricted stock awards to Messrs. Moyer and Williams was $31,000 and $22,000, respectively.

(7)               Company discretionary 401(k) contribution.

(8)                Remaining relocation expenses paid by the Company for Mr. Moyer’s move ($9,608) and Company 401(k) contribution ($400).

Option/SAR Grants in 2005

The following tables sets forth certain information with respect to options to purchase shares of our common stock as of and for the year ended December 31, 2005 granted to the executive officers identified in our summary compensation table.

	Number of Securities Underlying Options/ SARs Granted	% of Total Options/ SARs Granted to Employees	Exercise Or Base Price ($ /per		Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	(#)	in 2005 (1)	Share)	Exp. Date	5%	10%
Michael F. Conway	50,000	6%	$1.05	2/16/2015	$33,016	$83,671
Peter T. Mor	175,000	21%	$1.05	2/16/2015	$115,559	$292,850

(1)          Focus granted options to purchase a total of 819,753 shares of common stock to employees and directors in 2005.

Aggregated Option/SAR Exercises in 2005 and Fiscal Year-End Option/SAR Values

The following table sets forth information concerning options exercised during fiscal year 2005 and the value of unexercised options as of December 31, 2005 held by the executives named in the Summary Compensation Table above.

	Shares Acquired	Value	Number of Securities Underlying Unexercised Options/SARs at Year-End		Value of Unexercised In-the-Money Options/SARs at Year-End (1)
	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
	(#)	($)

Brett A. Moyer	—	—	762,240	45,315	$9,775	—
Michael F. Conway	—	—	70,841	52,673	$181	—
Thomas M. Hamilton	—	—	408,318	135,971	$7,188	—
Peter T. Mor	—	—	48,612	126,388	—	—
Gary L. Williams	—	—	278,486	32,109	$6,363	—

(1)               Value is based on the difference between option exercise price and the closing price as quoted on The Nasdaq Capital Market at the close of trading on December 31, 2005 ($0.62) multiplied by the number of shares underlying the option.

Employment Agreements

Brett Moyer is party to an employment contract with us effective September 30, 2002. Pursuant to this employment contract, Mr. Moyer serves as our Chief Executive Officer and President at a current annual salary of $326,025. In connection with the employment agreement, Mr. Moyer was granted an aggregate total of 500,000 options to purchase shares of common stock at prices of $0.75 and $1.15 per share in August 2002 and March 2003, respectively, the then fair market values. The options vested over a three-year period at 2.77% per month. This employment contract requires payment of 12 months of salary and the acceleration of vesting of all options held by Mr. Moyer so as to be immediately exercisable if Mr. Moyer is terminated without cause as defined in the employment agreement. The employment contract provides for incentive bonuses as determined by our Board of Directors, and employee benefits, including health and disability insurance, in accordance with our policies. Additionally, certain of Mr. Moyer’s options would accelerate vesting so as to be immediately exercisable in the event of a change in control as defined in the respective option plan/grant. Mr. Moyer’s contract automatically renews for one-year terms unless terminated by either party 30 days prior to the end of the term.

Michael Conway is party to an employment contract with us effective February 24, 2005. Pursuant to this employment contract, Mr. Conway serves as our Senior Vice President of Strategy and Business Development at a current annual salary of $171,520. Mr. Conway’s contract automatically renews for one-year terms unless terminated by either party 30 days prior to the end of the term. This employment contract requires payment of six months of salary and the acceleration of vesting of all options held by Mr. Conway so as to be immediately exercisable if Mr. Conway is terminated either without cause or in the event of a change in control as defined in the employment agreement during the term of the contract. The employment contract provides for bonuses, as determined by our Board of Directors, and employee benefits, including health and disability insurance, in accordance with Focus’ policies.

Thomas Hamilton is party to an employment contract with us effective October 17, 1996, as amended to date, which renews automatically for one-year terms, unless terminated by either party 30 days prior to the end of the term. Pursuant to this employment contract, Mr. Hamilton serves as the General Manager and Executive Vice President of our Semiconductor Group, at a current salary of $185,000. This employment contract requires payment of 12 months of salary and the acceleration of vesting of all options held by Mr. Hamilton so as to be immediately exercisable if Mr. Hamilton is terminated without cause during the term of the contract. Additionally, certain of Mr. Hamilton’s options would accelerate vesting so as to be immediately exercisable in the event of a change in control as defined in the respective option plan/grant. The employment contract provides for bonuses, as determined by our Board of Directors, and employee benefits, including health and disability insurance, in accordance with Focus’ policies.

Peter Mor is party to an employment contract with us effective February 24, 2005. Pursuant to this employment contract, Mr. Mor serves as our Senior Vice President of Engineering and Operations at a current annual salary of $210,000. Mr. Mor’s contract automatically renews for one-year terms unless terminated by either party 30 days prior to the end of the term. This employment contract requires payment of six months of salary and the acceleration of vesting of all options held by Mr. Mor so as to be immediately exercisable if Mr. Mor is terminated either without cause or in the event of a change in control as defined in the employment agreement during the term of the contract. The employment contract provides for bonuses, as determined by our Board of Directors, and employee benefits, including health and disability insurance, in accordance with Focus’ policies.

Norman Schlomka is party to an employment contract with us effective January 1, 2006. Pursuant to this employment contract, Mr. Schlomka serves as Managing Director of COMO and Senior Vice president of European Operations at a current annual salary of $104,550. Mr. Schlomka’s contract is for two years and automatically renews for one-year terms unless terminated by either party 90 days prior to the end of the term. This employment contract requires payment of three months of salary if Mr. Schlomka is terminated without cause. Additionally, if COMO invokes a non-compete clause included within Mr. Schlomka’s employment contract, Mr. Schlomka would be, for a period of one year, prohibited from competing with COMO and COMO would be required to pay Mr. Schlomka compensation equal to 50% of Mr. Schlomka’s average annual income over the previous 12 months. The employment contract provides for bonuses, as determined by our Board of Directors, and employee benefits, including use of a company car and health and disability insurance.

Gary Williams is party to an employment contract with us effective May 28, 2004. Pursuant to this employment contract, Mr. Williams serves as our Executive Vice President of Finance and Chief Financial Officer at a current annual salary of $215,250. Mr. Williams’ contract automatically renews for one-year terms unless terminated by either party 90 days prior to the end of the term. This employment contract requires payment of 12 months of salary and the acceleration of vesting of all options held by Mr. Williams so as to be immediately exercisable if Mr. Williams is terminated either without cause or in the event of a change in control as defined in the employment agreement during the term of the contract. The employment contract provides for bonuses, as determined by our Board of Directors, and employee benefits, including health and disability insurance, in accordance with Focus’ policies.

Compensation of Directors

Our non-employee directors are reimbursed for out of pocket expenses incurred in attending board meetings. No director who is an employee receives separate compensation for services rendered as a director. Non-employee directors are eligible to participate in our stock option plans. During the year ended December 31, 2005, we granted 30,000 shares of restricted stock to Messrs. Berg, Coldrick and Jasper, who each served as members of our Audit Committee, and 20,000 shares of restricted stock to Messrs. Eng, Runco and D’Addio. These grants of restricted stock vest in equal annual installments over a four-year period.

Incentive Plans

We maintain various stock option plans for the benefit of our officers, directors and employees. A total of 1,494,506 options and restricted stock were available for issuance under the plans as of December 31, 2005. For additional discussion of the plans and awards there under see note 10 “Stockholders Equity – Common Stock” to our consolidated financial statements.

In November 2005, the expiration date on certain employee stock options that were scheduled to expire in December 2005 was extended to March 15, 2006. Additionally, certain options that were scheduled to expire between January 1, 2006 and June 30, 2006 were extended to December 31, 2006. This extension resulted in a charge of $104,000 being recorded to general and administrative expenses. A total of 1,481,512 options were extended, of which 1,088,500 were held by officers and directors of the Company.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee are Messrs. Coldrick, Berg and Runco. None of our members of our Compensation Committee presently serves or has previously served as an officer of us or our subsidiary. For information concerning transactions with Mr. Berg, see “Certain Relationships and Related Transactions”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information, as of March 17, 2006, regarding the shares of our common stock beneficially owned by those stockholders of Focus known to management to beneficially own more than five percent (5%) of our common stock, each of our directors, nominees and executive officers, as well as all directors and executive officers as a group. Except as noted, we believe each person has sole voting and investment power with respect to the shares shown subject to applicable community property laws.

“Beneficial ownership” is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. For example, you beneficially own our common stock not only if you hold it directly, but also indirectly, if you, through a relationship, contract or understanding, have, or share, the power to vote the stock, to sell the stock or have the right to acquire the stock. The percentage of beneficial ownership presented in the table below is based on the sum of:

•                  68,412,452 shares of our common stock currently issued and outstanding as of March 17, 2006;

•                  2,744 shares of Series B Preferred Stock and 417 shares of Series C Preferred Stock, in aggregate converted into 3,161,000 shares of our common stock; and

•                  2,661,554 shares of common stock issuable pursuant to options that are immediately exercisable within 60 days of March 17, 2006.

Name	Number of Shares Beneficially Owned	Percentage of Beneficial Ownership (1)

Brett A. Moyer (2)	930,667	1.3%
Carl E. Berg (3)	5,660,851	7.8%
William B. Coldrick (4)	324,453	*
Michael L. D’Addio (5)	1,020,627	1.5%
Tommy Eng (6)	109,445	*
N. William Jasper, Jr. (7)	275,668	*
Sam Runco (8)	98,334	*
Michael F. Conway (9)	110,444	*
Thomas M. Hamilton (10)	458,454	*
Peter T. Mor (11)	72,917	*
Gary L. Williams (12)	362,104	*
033 Asset Management, LLC (13)	6,343,662	9.2%
Paul Roiff (14)	4,336,428	6.3%
All executive officers and directors as a group (11 persons) (15)	9,423,964	12.6%

*      Less than 1% of the outstanding common stock.

(1)                Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares.

(2)                Includes 222,600 shares of common stock held directly by Mr. Moyer. Includes 616,838 shares issuable pursuant to outstanding stock options that are exercisable at March 17, 2006, or within 60 days thereafter and 91,229 shares of restricted stock, which are not yet vested but are authorized to vote.

(3)                Includes 2,180,1693 shares of common stock held directly by Mr. Berg and 3,161 shares of preferred stock held directly by Mr. Berg, which are convertible into 3,161,000 shares of our common stock. Includes 166,658 shares issuable pursuant to outstanding stock options and 100,000 shares that are issuable pursuant to warrants that are exercisable at March 17, 2006, or within 60 days thereafter and 52,500 shares of restricted stock, which are not yet vested but are authorized to vote. Mr. Berg owns all of our outstanding preferred stock. Mr. Berg’s address is 10050 Bandley Dr., Cupertino, California 95014.

(4)                Includes 104,869 shares of common stock held directly or indirectly by Mr. Coldrick. Includes 167,084 shares issuable pursuant to outstanding stock options that are exercisable at March 17, 2006, or within 60 days thereafter and 52,500 shares of restricted stock, which are not yet vested but are authorized to vote.

(5)                Includes 424,932 shares of common stock held directly or indirectly by Mr. D’Addio. Includes 560,695 shares issuable pursuant to outstanding stock options that are exercisable at March 17, 2006, or within 60 days thereafter and 35,000 shares of restricted stock, which are not yet vested but are authorized to vote.

(6)                Includes 5,000 shares of common stock held directly or indirectly by Mr. Eng. Includes 69,445 shares issuable pursuant to outstanding stock options that are exercisable at March 17, 2006, or within 60 days thereafter and 35,000 shares of restricted stock, which are not yet vested but are authorized to vote.

(7)                Includes 36,500 shares of common stock held directly or indirectly by Mr. Jasper. Includes 186,668 shares issuable pursuant to outstanding stock options that are exercisable at March 17, 2006, or within 60 days thereafter and 52,500 shares of restricted stock, which are not yet vested but are authorized to vote.

(8)                Includes 5,000 shares of common stock held directly or indirectly by Mr. Runco. Includes 58,334 shares issuable pursuant to outstanding stock options that are exercisable at March 17, 2006, or within 60 days thereafter and 35,000 shares of restricted stock, which are not yet vested but are authorized to vote.

(9)                Includes 83,579 shares issuable pursuant to outstanding stock options that are exercisable at March 17, 2006, or within 60 days thereafter and 26,865 shares of restricted stock, which are not yet vested but are authorized to vote.

(10)          Includes 131,000 shares of common stock held directly by Mr. Hamilton. Includes 289,843 shares issuable pursuant to outstanding stock options that are exercisable at March 17, 2006, or within 60 days thereafter and 37,611 shares of restricted stock, which are not yet vested but are authorized to vote..

(11)          Includes 72,917 shares issuable pursuant to outstanding stock options that are exercisable at March 17, 2006, or within 60 days thereafter.

(12)          Includes 8,750 shares of common stock held directly by Mr. Williams. Includes 289,493 shares issuable pursuant to outstanding stock options that are exercisable at March 17, 2006, or within 60 days thereafter and 63,861 shares of restricted stock, which are not yet vested but are authorized to vote.

(13)          Based on a Schedule 13G filed on February 14, 2006 by 033 Asset Management, LLC, located at 125 High Street, Suite 1405, Boston, Massachusetts  02110. 033 Asset Management is the investment manager for (I) 033 Growth Partners I, L.P., (ii) 033 Growth Partners II, L.P., and (iii) 033 Growth International Fund, Ltd. (together, the “Funds”). No Fund individually owns more than 5% of our common stock.

(14) Based on a Schedule 13G filed on July 15, 2005 by Paul Roiff, located at 301 Columbus Ave. 2nd Floor, Boston, Massachusetts 02110.

(15)          Includes 2,661,554 shares issuable pursuant to options and warrants to purchase common stock exercisable at March 17, 2006, or within 60 days thereafter and 482,066 shares of restricted stock.

Set forth below is information concerning our existing compensation plans:

At December 31, 2005

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted - average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	7,253,787	$1.10	1,494,506

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

Carl Berg

In December 2002, Mr. Carl Berg, a director of the Company, provided Samsung Semiconductor Inc., the Company’s contracted ASIC manufacturer, with a personal guarantee to secure the Company’s working capital requirements for ASIC purchase order fulfillment. Mr. Berg agreed to provide the personal guarantee on the Company’s behalf without additional cost or collateral, as Mr. Berg maintains a secured priority interest in substantially all the Company’s assets. At December 31, 2005, the Company owed Samsung $342,000, under net 30 terms.

In November 2004, we secured a line of credit of up to $4.0 million under which we can borrow up to 90% of our eligible outstanding accounts receivable. This line of credit is collateralized by a personal guarantee from Mr. Berg. In connection with this line of credit, the bank obtained a priority security interest in our accounts receivable. Mr. Berg will maintain his security interest in all our assets, subject to the bank’s lien on accounts receivable.

On June 28, 2005, we signed a term loan agreement with Greater Bay Bank under which we can borrow up to $2.5 million. Mr. Berg has personally guaranteed the term loan. In connection with Mr. Berg’s extension of his personal guarantee, we agreed to continue Mr. Berg’s priority interest in our assets, except for our accounts receivable, which Mr. Berg has subordinated to the bank, and to issue to Mr. Berg a warrant to purchase 100,000 shares of our common stock at an exercise price of $0.81 per share and which expires on June 28, 2009. The warrant was valued at $42,000 using the Black-Scholes option-pricing model.

Michael D’Addio

Messrs. Mark D’Addio and Michael D’Addio Jr., both sons of director Michael D’Addio, are employed by Focus as Vice President of World Wide Sales and Director of Test and Documentation, respectively. For the year ended December 31, 2005, Mark D’Addio’s total compensation including commission and bonus was $147,229 and Michael D’Addio Jr.’s total compensation was $135,200. Neither are executive officers of the Company.

N. William Jasper Jr.

N. William Jasper Jr., who is the Chairman of Focus’ Board of Directors, is also the President and Chief Executive Officer of Dolby Laboratories, Inc. (“Dolby”), a signal processing technology company located in San Francisco,

California. Focus is required to submit quarterly royalty payments to Dolby based on Dolby technology incorporated into certain products assumed in the acquisition of Visual Circuits in May 2004. For the year ended December 31, 2005, Focus has paid Dolby total royalties of $21,000.

General

All material affiliate transactions and loans between us and our officers, directors, principal stockholders or other affiliates are made or entered into on terms that are no less favorable to such individuals than would be obtained from, or given to, unaffiliated third parties and are approved by a majority of the Board of Directors who do not have an interest in the transactions and who have access, at our expense to our or independent legal counsel.

Item 14. Principal Accountant Fees and Services

Deloitte & Touche LLP (“Deloitte”) served as our independent registered public accounting firm between May 3, 2001 and May 31, 2005. On May 31, 2005, we were notified by Deloitte that Deloitte had resigned as our independent registered public accounting firm effective as of that date. The reports of Deloitte on our financial statements for the fiscal years ended December 31, 2004 and 2003 expressed an unqualified opinion and included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. We appointed Burr, Pilger & Mayer LLP (“BPM”) as our independent registered public accounting firm on June 24, 2005.

The following table sets forth the aggregate audit fees and non-audit related fees that Focus incurred for services provided by Deloitte and BPM during the years ended December 31, 2005 and 2004. The table lists audit fees, audit-related fees and all other fees. All services rendered by Deloitte and BPM during the years ended December 31, 2005 and 2004 were furnished at customary rates and terms.

	Years ended December 31,
(In thousands)	2005	2004

Audit fees (1)	$259	$364
Audit-related fees (2)	—	2
Tax fees (3)	—	1

Total	$259	$367

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

The Audit Committee has considered the role of Deloitte and BPM in providing additional services and other non-audit services to Focus and has concluded that such services are compatible with Deloitte’s and BPM’s independence as Focus’ independent registered public accounting firm. During 2005 and 2004, the Audit Committee approved in advance all audit and non-audit services provided by Deloitte and BPM. All services rendered by our auditors are required to be pre-approved by our Audit Committee Chairman and ratified by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)-(2) Financial Statements and Schedules:

(i) The list of consolidated financial statements and schedules set forth in the accompanying Index to Consolidated Financial Statements and Other Financial Information in item 8 herein is incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this report.

(ii) All other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

(3) Management Contracts or Compensatory Plans:

Exhibits 10.9, 10.16, 10.18, 10.19, 10.27, 10.35, 10.45, 10.46, 10.47, 10.48, 10.49, 10.50, 10.52, 10.53, 10.54 and 10.55 or listed in (b) below identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this report, and such listing is incorporated herein by reference.

(b)     Exhibits

The following exhibits, required by Item 601 of Regulation S-K, are filed as a part of this Annual Report on Form 10-K or are incorporated by reference to previous filings as indicated by the footnote immediately following the exhibit. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-K.

Exhibit No.	Description

3.1	Second Restated Certificate of Incorporation of Focus (1)

3.2	Certificate of Amendment to Second Restated Certificate of Incorporation of Focus (2)

3.3	Certificate of Amendment to Second Restated Certificate of Incorporation of Focus dated July 25, 1997 (3)

3.4	Restated Bylaws of Focus (1)

3.5	Certificate of Designation – Series B Preferred Stock (4)

3.6	Certificate of Amendment to Second Restated Certificate of Incorporation of Focus dated January 16, 2001 (16)

3.7	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Focus dated January 8, 2003 (16)

3.8	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Focus dated March 12, 2004 (18)

3.9	Certificate of Designation – Series C Preferred Stock (18)

4.1	Specimen certificate for Common Stock of Focus (1)

4.2	Form of Common Stock Purchase Warrant dated January 11, 2002 issued by Focus to five Investors (7)

4.3	Common Stock Purchase Warrant dated December 27, 2001 issued by Focus to vFinance (7)

4.4	Warrant issued to vFinance dated November 25, 2002 (16)

4.5	Form of Warrant to Investors dated July 1, 2003 (17)

4.6	Form of Common Stock Purchase Warrant issued to Investors and Placement Agent dated April 6-14, 2004 (19)

4.7	Form of Common Stock Purchase Warrant issued to Investors and Private Placement Agents dated November 16-17, 2004 (21)

4.8	Warrant to purchase common stock issued to Greater Bay Bank, dated November 15, 2004 (21)

4.9	Warrant to purchase common stock issued to Wall Street Communications dated June 1, 2004 (21)

4.10	Form of Common Stock Purchase Warrant issued to Investors and Private Placement Agents dated June 20-21, 2005 (23)

4.11	Form of Common Stock Purchase Warrant issued to Carl E. Berg, Keith L. Lippert and John W. Heilshorn dated June 28, 2005, February 22, 2005 and February 22, 2005, respectively (23)

4.12	Form of Common Stock Purchase Warrant issued to Investors and Placement Agent dated November 7, 2005 (25)

4.13	Form of Senior Secured Convertible Note issued to Investors on January 24, 2006, due January 1, 2011 (27)

4.14	Warrant to Purchase Common Stock issued to Crestline Consultancy Ltd, dated December 6, 2005*

4.15	Warrant to Purchase Common Stock Issued to Greater Bay Bank N.A., dated December 6, 2005*

10.1	1997 Director Stock Option Plan (8)

10.2	Common Stock and Warrants Purchase Agreement with AMRO International, S.A. (5)

10.3	Common Stock and Warrant Purchase Agreement, as amended, with BNC Bach International Ltd., Inc. (6)

10.4	Form Of Registration Rights Agreement with BNC Bach International Ltd., Inc. (included as Exhibit B to the Common Stock and Warrant Purchase Agreement (6)

10.5	Agreement between Union Atlantic, L.C. and FOCUS Enhancements, Inc. confirming Reorganization Agreement to issue warrant in exchange for fee reduction (6)

10.6	Common Stock Warrant and Purchase Agreement with AMRO International, S.A. dated June 9, 2000 (5)

10.7	Promissory Note, dated October 26, 2000, from Focus Enhancements, Inc. to Carl Berg (9)

10.8	Security Agreement dated October 26, 2000, between Focus Enhancements, Inc. and Carl Berg (9)

10.9	2000 Non-Qualified Stock Option Plan (10)

10.10	Amendment No. 1 to Secured Promissory Note dated April 24, 2001 issue by Focus to Carl Berg (excludes exhibits B and C) (4)

10.11	Registration Rights Agreement dated May 1, 2001 between Focus and Carl Berg (4)

10.12	Promissory note issued to Carl Berg dated June 29, 2001 (11)

10.13	Termination Agreement between Focus and Euston dated January 11, 2002 (7)

10.14	Form of Common Stock and Warrant Purchase Agreement with four investors dated January 11, 2002 (7)

10.15	Form of Registration Rights Agreement with four investors dated January 11, 2002 (7)

10.16	1998 Non-Qualified Stock Option Plan (12)

10.17	Third Addendum to Lease dated July 6, 1994, by and between H-K Associates (Lessor) and Focus Enhancements, Inc. (Lessee) for premises at 1370 Dell Ave, Campbell, California (13)

10.18	Employment agreement between Focus Enhancements and Brett Moyer (14)

10.19	Amended 2002 Non-Qualified Stock Option Plan (15)

10.20	Common Stock Purchase Agreement with two investors dated November 25, 2002 (excludes annexes) (16)

10.21	Registration Rights Agreement with two investors dated November 25, 2002 (16)

10.22	Extension of Notes Payable between the Company and Carl Berg dated April 28, 2003 (17)

10.23	Common Stock and Warrant Purchase Agreement (excluding exhibits) with two investors dated July 1, 2003 (17)

10.24	Registration Rights Agreement with two investors dated July 1, 2003 (19)

10.25	Form of Securities Purchase Agreement (excluding exhibits) with investors dated April 5, 2004 (19)

10.26	Form of Registration Rights Agreement with investors dated April 5, 2004 (20)

10.27	2004 Stock Incentive Plan (21)

10.28	Form of Securities Purchase Agreement (excluding exhibits) with investors dated November 15, 2004 (21)

10.29	Form of Registration Rights Agreement with investors dated November 15, 2004 (21)

10.30	Loan and Security Agreement with Venture Banking Group dated November 15, 2004 (22)

10.31	Fourth Addendum to Lease dated July 6, 1994, by and between H-K Associates (Lessor) and Focus Enhancements, Inc. (Lessee) for premises at 1370 Dell Ave, Campbell, California (22)

10.32	Third amendment to Lease dated June 3, 2000, by and between Carramerica (Lessor) and Focus Enhancements, Inc. (Lessee) for premises at 22867 NW Bennett Street, Hillsboro, Oregon (22)

10.33	Form of Securities Purchase Agreement (Excluding Exhibits) with investors dated as of June 17, 2005 (23)

10.34	Form of Registration Rights Agreement with investors dated June 17, 2005 (23)

10.35	2004 Stock Incentive Plan, as Amended (24)

10.36	Form of Securities Purchase Agreement (excluding exhibits) with investors dated as of November 3, 2005 (25)

10.37	Form of Registration Rights Agreement with investors dated November 3, 2005 (25)

10.38	Form of Warrant Acquisition Agreement with placement agents and service providers (25)

10.39	Form of Third Amendment To Loan And Security Agreement between Venture Banking Group, a division of Greater Bay Bank N.A., and the Company, dated December 1, 2005. (26)

10.40	Senior Secured Convertible Note Purchase Agreement by and among Focus Enhancements, Inc., and the purchasers thereto (the “Purchasers’), dated as of January 24, 2006 (27)

10.41	Security Agreement by and among Focus Enhancements, the Purchasers and Ingalls & Snyder LLC, dated as of January 24, 2006 (27)

10.42

Amendment No. 1 to Intercreditor Agreement by and among Carl Berg, Venture Banking Group, a division of Greater Bay Bank, N.A. the Purchasers and Ingalls & Snyder LLC, dated as of January 24, 2006 (27)

10.43	Intercreditor Agreement by and among Carl Berg, the Purchasers and Ingalls & Snyder LLC, dated as of January 24, 2006 (27)

10.44	Registration Rights Agreement and among Focus Enhancements, the Purchasers and Ingalls & Snyder LLC, dated as of January 24, 2006 (27)

10.45	Employment agreement between Focus Enhancements and Thomas Hamilton dated October 13, 1996*

10.46	Amendment to Employment agreement between Focus Enhancements and Thomas Hamilton dated February 1, 1999*

10.47	Employment agreement between Focus Enhancements and Gary Williams dated May 28, 2004*

10.48	Employment agreement between Focus Enhancements and Michael Conway dated March 31, 2005*

10.49	Employment agreement between Focus Enhancements and Peter Mor dated April 18, 2005*

10.50	Employment agreement between Focus Enhancements and Norman Schlomka dated December 28, 2005*

10.51	Base Salaries of the Named Executive Officers of the Registrant*

10.52	Form of Executive Stock Option Agreement -2000 Plan*.

10.53	Form of Executive Restricted Stock Agreement - 2000 Plan*

10.54	Form of Executive Stock Option Agreement -2002 Plan*.

10.55	Form of Executive Restricted Stock Agreement - 2004 Plan*

14	Code of Ethics (23)

21.1	Subsidiaries of the Registrant (See Item 1. Description of Business — General)

23.1	Consent of Burr, Pilger and Mayer LLP *

23.2	Consent of Deloitte & Touche LLP *

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by CEO*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by CFO*

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by CEO*

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by CFO*

* Included.

(1)	Filed as an exhibit to Focus’ Registration Statement on Form SB-2 (No. 33-60248-B) and incorporated herein by reference.

(2)	Filed as an exhibit to Focus’ Form 10-QSB for the period ended September 30, 1995, and incorporated herein by reference.

(3)	Filed as an exhibit to Focus’ Form 10-QSB dated August 14, 1997, and incorporated herein by reference.

(4)	Filed as an exhibit to Focus’ Amended Registration Statement on Form SB-2 (No. 333-55178) filed on August 9, 2001 as amended, incorporated herein by reference.

(5)	Filed as an exhibit to Focus’ Registration Statements on Form S-3 (No. 333-81177) filed with the Commission on June 21, 1999, and incorporated herein by reference.

(6)	Filed as an exhibit to Focus’ Registration Statement on Form S-3 (No. 333-94621) filed with the Commission on January 13, 2000, and incorporated herein by reference.

(7)	Filed as an exhibit to Focus’ Amendment No. 3 to Registration Statement on Form SB-2 (No. 333-55178) filed on January 23, 2002, and incorporated herein by reference.

(8)	Filed as an exhibit to Focus’ Registration Statement on Form S-8 (No. 333-33243) filed with the Commission on August 8, 1997, and incorporated herein by reference.

(9)	Filed as an exhibit to Focus’ Current Report on Form 8-K dated October 31, 2000, as amended by Focus’ Current Report on Form 8-K/A dated November 2, 2000, and incorporated herein by reference.

(10)	Filed as an exhibit to Focus’ Form S-8 (No. 333-57762) filed with the Commission on March 28, 2001, and incorporated herein by reference.

(11)	Filed as an exhibit to Focus’ Amendment No. 4 to Registration Statement on Form SB-2 (No. 333-55178) filed on February 11, 2002, and incorporated herein by reference.

(12)	Filed as an exhibit to Focus’ Form S-8 (No. 333-89770) filed with the Commission on June 4, 2002, and incorporated herein by reference.

(13)	Filed as an exhibit to Focus’ Form l0-QSB dated August 14, 2002, and incorporated herein by reference.

(14)	Filed as an exhibit to Focus’ Form l0-QSB dated November 14, 2002, and incorporated herein by reference.

(15)	Filed as an exhibit to Focus’ Registration Statement on Form S-8 (No. 333-115013) filed with the Commission on May 28, 2004, and incorporated herein by reference.

(16)	Filed as an exhibit to Focus’ Form 10-KSB dated March 31, 2003, and incorporated herein by reference.

(17)	Filed as an exhibit to Focus’ Registration Statement on Form S-3 (No. 333-108134) filed with the SEC on August 21, 2003, and subsequently amended, and incorporated herein by reference.

(18)	Filed as an exhibit to Focus’ Form 10-K filed with the SEC on March 16, 2004, and incorporated herein by reference.

(19)	Filed as an exhibit to Focus’ Form S-3 filed with the SEC on May 28, 2004 (No. 333-116031), and incorporated herein by reference.

(20)	Filed as Appendix A to Focus’ Definitive Proxy Statement filed with the SEC on July 9, 2004, and incorporated herein by reference.

(21)	Filed as an exhibit to Focus’ Form S-3 filed with the SEC on December 13, 2004 (No. 333-121206).

(22)	Filed as an exhibit to Focus’ Form 8-K filed with the SEC on June 30, 2005 and incorporated herein by reference.

(23)	Filed as an exhibit to Focus’ Registration Statement on Form S-3 filed with the SEC on July 15, 2005 (No. 333-126629) and incorporated herein by reference.

(24)	Filed as an exhibit to Focus’ Form 8-K filed with the SEC on October 4, 2005 and incorporated herein by reference.

(25)	Filed as an exhibit to Focus’ Form 8-K filed with the SEC on November 10, 2005 and incorporated herein by reference.

(26)	Filed as an exhibit to Focus’ Form 8-K filed with the SEC on December 6, 2005 and incorporated herein by reference.

(27)	Filed as an exhibit to Focus’ Form 8-K filed with the SEC on January 30, 2006 and incorporated herein by reference.

(c)       Financial Schedules

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Focus Enhancements, Inc.

Campbell, CA.

We have audited the accompanying consolidated balance sheet of Focus Enhancements, Inc. and its subsidiary (the “Company”) as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Focus Enhancements, Inc. and its subsidiary as of December 31, 2005 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses from operations, net capital deficiency and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Burr, Pilger & Mayer LLP

Palo Alto, California

February 20, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Focus Enhancements, Inc.

Campbell, CA

We have audited the accompanying consolidated balance sheets of Focus Enhancements, Inc. and its subsidiary (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the two years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Focus Enhancements, Inc. and its subsidiary at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 15, 2005

Focus Enhancements, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years ended December 31,
	2005	2004	2003

Net revenue	$24,551	$20,015	$26,575
Cost of revenue	15,520	13,514	17,477
Gross margin	9,031	6,501	9,098

Operating expenses:
Sales, marketing and support	6,668	4,853	4,313
General and administrative	4,059	3,110	1,751
Research and development	12,791	8,558	4,277
Amortization of intangible assets	530	860	528
In-process research and development	—	300	—
Restructuring recovery	—	—	(29)
	24,048	17,681	10,840
Loss from operations	(15,017)	(11,180)	(1,742)
Interest expense, net	(298)	(80)	(193)
Other income (expense)	(76)	(7)	239
Loss before income tax expense (benefit)	(15,391)	(11,267)	(1,696)
Income tax expense (benefit)	(23)	(282)	2
Net loss	$(15,368)	$(10,985)	$(1,698)

Net loss per share - basic and diluted	$(0.25)	$(0.22)	$(0.04)

Weighted average common and common equivalent shares - basic and diluted	61,664	50,078	39,121

The accompanying notes are an integral part of these consolidated financial statements.

Focus Enhancements, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$637	$3,380
Accounts receivable, net of allowances of $418 in 2005 and $443 in 2004	3,197	3,273
Inventories	3,743	3,941
Prepaid expenses and other current assets	759	473
Restricted cash	—	312
Total current assets	8,336	11,379

Long-term assets:
Property and equipment, net	1,212	1,116
Other assets	54	62
Intangible assets, net	866	1,577
Goodwill	13,191	13,191
	$23,659	$27,325

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,001	$2,555
Borrowings under line of credit	2,966	567
Current portion of long-term debt	3	55
Current portion of capital lease obligations	107	—
Term loan	2,500	—
Deferred tax liability	—	47
Accrued liabilities	3,292	2,609
Total current liabilities	11,869	5,833

Long-term liabilities:
Capital lease obligations, net of current portion	10	—
Other liabilities	100	—
Long-term debt, net of current portion	—	174
Total liabilities	11,979	6,007

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; 3,161 shares issued and outstanding at December 31, 2005 and 2004, respectively (aggregate liquidation preference $3,917)	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 68,382,113 and 60,412,591 shares issued and outstanding at December 31, 2005 and 2004, respectively	674	597
Treasury stock at cost, 497,055 shares at December 31, 2005 and 2004, respectively	(750)	(750)
Additional paid-in capital	101,297	95,463
Deferred stock-based compensation	(214)	—
Accumulated other comprehensive income	47	14
Accumulated deficit	(89,374)	(74,006)

Total stockholders’ equity	11,680	21,318

	$23,659	$27,325

The accompanying notes are an integral part of these consolidated financial statements.

Focus Enhancements, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(In thousands)

					Treasury Stock	Additional Paid-in Capital	Deferred Compensation and Price Protection	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Loss

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2002	2	$—	37,561	$376	$(700)	$65,940	$(49)	$—	$(61,323)	$4,244
Issuance of common stock from private offerings, net of issuance costs of $280	—	—	2,200	22	—	1,898	—	—	—	1,920
Issuance of common stock in connection with DVUnlimited acquisition	—	—	19	—	—	50	—	—	—	50
Issuance of common stock upon exercise of stock options	—	—	2,110	21	—	2,119	—	—	—	2,140
Issuance of common stock upon exercise of warrants	—	—	910	9	—	1,288	—	—	—	1,297
Settlement of price protection shares	—	—	—	—	(50)	—	49	—	—	(1)
Net loss	—	—	—	—	—	—	—	—	(1,698)	(1,698)
Balance at December 31, 2003	2	—	42,800	428	(750)	71,295	—	—	(63,021)	7,952
Issuance of common stock from private offerings, net of issuance costs of $859	—	—	10,530	105	—	10,636	—	—	—	10,741
Warrants issued in connection with line of credit	—	—	—	—	—	77	—	—	—	77
Warrants issued in connection with consultancy services	—	—	—	—	—	32	—	—	—	32
Issuance of common stock in connection with COMO acquisition	—	—	215	2	—	351	—	—	—	353
Issuance of common stock in connection with Visual Circuits Corporation acquisition	—	—	3,740	38	—	8,450	—	—	—	8,488
Issuance of shares held in escrow related to Visual Circuits reimbursement of transaction costs (see Note 10)	—	—	145	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	150	1	—	123	—	—	—	124
Issuance of common stock upon exercise of warrants	—	—	50	1	—	67	—	—	—	68
Conversion of promissory notes into common and preferred stock	1		2,173	22	—	4,432	—	—	—	4,454
Issuance of shares held in escrow for nonrecourse note from former COMO shareholders (see Note 10)	—	—	610	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(10,985)	(10,985)	$(10,985)
Foreign currency translation adjustments	—	—	—	—	—	—	—	14	—	14	14
Comprehensive Loss	—	—	—	—	—	—	—	—	—	—	$(10,971)
Balance at December 31, 2004	3	—	60,413	597	(750)	95,463	—	14	(74,006)	21,318

(Continued)

Focus Enhancements, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (Continued)

(In thousands)

					Treasury Stock	Additional Paid-in Capital	Deferred Stock based Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Loss

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	3	$—	60,413	$597	$(750)	$95,463	$—	$14	$(74,006)	$21,318
Issuance of common stock from private offerings, net of issuance costs of $458	—	—	7,433	74	—	4,457	—	—	—	4,531
Fair value of warrants issued.	—	—	—	—	—	80	—	—	—	80
Reimbursement from Visual Circuits Liquidating Trust of transaction costs related to acquisition (see Note 10)	—	—	—	—	—	225	—	—	—	225
Deferred stock compensation associated with issuance of restricted stock grants	—	—	245	—	—	272	(214)	—	—	58
Issuance of common stock upon exercise of stock options	—	—	268	3	—	149	—	—	—	152
Issuance of common stock in connection with earn out agreement with COMO Computer and Motion GmbH acquisition	—	—	23	—	—	38	—	—	—	38
Proceeds from the sale of shares held in escrow for nonrecourse note from former COMO shareholders (see Note 10)	—	—	—	—	—	509	—	—	—	509
Compensation charge associated with the modification of employee stock options					—	104	—	—	—	104
Net loss	—	—	—	—	—	—	—	—	(15,368)	(15,368)	$(15,368)
Foreign currency translation adjustments	—	—	—	—	—	—	—	33	—	33	33
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(15,335)
Balance at December 31, 2005	3	$—	68,382	$674	$(750)	$101,297	$(214)	$47	$(89,374)	$11,680

The accompanying notes are an integral part of these consolidated financial statements.

Focus Enhancements, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(15,368)	$(10,985)	$(1,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,366	1,243	743
Stock-based compensation	242	42	—
In-process research and development	—	300	—
Amortization of debt issuance costs	69	—	—
Gain on debt settlement	—	—	(239)
Changes in assets and liabilities:
Accounts receivable	(21)	95	(757)
Inventories	118	164	(1,143)
Prepaid expenses and other assets	(241)	(205)	(162)
Accounts payable	512	(509)	363
Accrued liabilities	816	474	279
Net cash used in operating activities	(12,507)	(9,381)	(2,614)

Cash flows from investing activities:
Acquisition of COMO Computer and Motion GmbH net of cash acquired	—	(220)	(54)
Acquisition of Visual Circuits Corporation	—	(424)	(44)
Decrease (increase) in restricted cash	284	(70)	—
Acquisition of DVUnlimited	—	—	(57)
Purchases of property and equipment	(579)	(1,044)	(122)
Net cash used in investing activities	(295)	(1,758)	(277)

Cash flows from financing activities:
Payments of short-term debt	(206)	(280)	—
Borrowings from line of credit	2,966	129	—
Repayments of line of credit	(516)	—	—
Payments under capital lease obligations	(97)	—	(45)
Borrowings from term loan	4,000	—	—
Repayments of term loan	(1,500)	—	—
Proceeds from sale of escrow stock related to acquisition of COMO Computer and Motion GmbH	509	—	—
Reimbursement of transaction costs related to acquisition of Visual Circuits Corporation	225	—	—
Proceeds from exercise of common stock options and warrants	152	192	3,437
Net proceeds from private offerings of common stock	4,531	10,741	1,920
Net cash provided by financing activities	10,064	10,782	5,312

Effect of exchange rate changes on cash and cash equivalents	(5)	6	—

Increase (decrease) in cash and cash equivalents	(2,743)	(351)	2,421
Cash and cash equivalents at beginning of period	3,380	3,731	1,310
Cash and cash equivalents at end of period	$637	$3,380	$3,731

(Continued)

Focus Enhancements, Inc.

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	Years ended December 31,
	2005	2004	2003
Supplemental Cash Flow Information

Conversion of notes payable and accrued interest to related party into common and preferred stock	$—	$4,454	$—
Interest paid	$301	$130	$4
Taxes paid	$2	$5	$2
Acquisition of DVUnlimited for common stock	$—	$—	$50
Acquisition of COMO Computer and Motion GmbH for common stock	$—	$353	$—
Acquisition of Visual Circuits Corporation for common stock	$—	$8,488	$—
Acquisition of property and equipment through capital leases	$192	$—	$—
Issuance of common stock in connection with earn out agreement with COMO	$38	$—	$—
Warrants issued in connection with line of credit	$24	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

1.             Summary of Significant Accounting Policies

Business of the Company. Focus Enhancements, Inc. (the “Company” or “Focus”) was incorporated in 1992 and develops and markets proprietary video technology in two areas: semiconductor and systems. Focus markets its products globally to original equipment manufacturers (“OEMs”), and dealers and distributors in the consumer and professional channels. Semiconductor products include several series of Application Specific Integrated Circuits (“ASICs”), which process digital and analog video to be used with televisions, computer motherboards, graphics cards, video conferencing systems, Internet TV, media center and interactive TV applications. In 2002, Focus’ Semiconductor group began the development of an Ultra Wideband (“UWB”) chip design for use in transmitting wireless video. Based on current indications Focus believes initial customer orders for production quality UWB chips will be placed in the second half of 2006. Focus’ system products are designed to provide solutions in PC-to-TV scan conversion, video presentation, digital-video (“DV”) conversion, video production and home theater markets. Focus markets these system products through both consumer and professional channels. Focus’ consumer and production system products include video scan converters, video mixers, DV and HD digital video disk recorders, MPEG recorders, and file format conversion tools. Focus’ digital asset management system products include network-based video servers with video capture and play-out components. Focus’ digital signage and retail media solutions products include both standard and high definition MPEG players, servers and associated control software.

Basis of Presentation. The consolidated financial statements include the accounts of Focus and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated upon consolidation.

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

Financial Instruments. The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate the respective fair values due to the short-term maturity of these instruments. Debt and capital lease obligations approximate fair value as these instruments bear interest at terms that would be available through similar transactions with other third parties.

Cash and Cash Equivalents. Focus considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue and Cost Recognition. Revenue consists primarily of sales of products to OEMs, dealers and distributors. Focus recognizes revenues, net of discounts, when all the following conditions have been met: shipment of product (as title transfers upon shipment); a purchase order has been received; the sales price is fixed and determinable; collection of the resulting receivable is probable; and all significant obligations have been met. At the time a sale is recorded, provisions are made to estimate customer returns, reflected as a reduction of revenues and trade receivables, and warranty repair/replacement costs, reflected as an increase to cost of revenues. Although Focus may choose to take back product at its discretion, only a limited number of consumer channel distributors have return rights. In connection with these agreements, distributors may return or exchange slow moving inventory held by that distributor. However, these return rights are limited to 25% of the customer’s prior quarter purchases.

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

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

Focus defers revenue recognition of sales to certain distributors until the distributor sells through such products to the end customer, or if sell through information is not available from the distributor, when cash is received from the distributors. Receipt of cash from those distributors that do not provide sell through information has historically been indicative of sell through to an end user by that distributor. Management is not aware of any circumstances that would require the return of cash to a distributor, once payment from a distributor has been received. Focus’ inventory at such distributors at December 31, 2005 and 2004 was $12,000 and $15,000, respectively.

Contract revenues are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for the contract. This method is used because management considers expended labor hours to be the best available measure of progress on the contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Contract revenues were $336,000 for the year ended December 31, 2005. Contract costs for the year ended December 31, 2005 were $287,000 and were recorded in cost of revenue in the consolidated statements of operations. Focus did not record contract revenues nor did it incur costs associated with contract revenues in 2004 or 2003.

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

Allowance for Doubtful Accounts. Focus maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Focus provides an allowance for specific customer accounts where collection is doubtful and also provides an allowance for other accounts based on historical collection and write-off experience. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

As of December 31, 2005, two distributors each represented approximately 12% of Focus’ accounts receivable. As of December 31, 2004, one distributor represented approximately 11% of Focus’ accounts receivable. Focus provides credit to customers in the normal course of business with terms generally ranging between 30 to 60 days. Focus does not

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

usually require collateral for trade receivables, but attempts to limit credit risk through its customer credit evaluation process.

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

Property and Equipment. Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets as set forth below. Focus evaluates property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be measured based on the discounted cash flows compared to the carrying amount. No impairment charge for property and equipment has been recorded in the years ended December 31, 2005, 2004 or 2003. Repair and maintenance costs are expensed as incurred.

Category	Depreciation Period
Equipment	3-5 years
Tooling	2 years
Furniture and fixtures	5 years
Purchased software	1-3 years
Leasehold improvements	Lesser of estimated life of the asset or the term of the lease

Capitalized Software. Certain software development costs are capitalized when incurred under Statement of Financial Accounting Standard (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are amortized based on the greater of (1) the ratio of the current gross revenues for a product to the total current and anticipated future gross revenues for the product, or (2) the straight-line basis over the estimated useful life of the asset commencing on the date the product is released. No software development costs were capitalized in 2005, 2004 or 2003. Amortization of capitalized software development costs totaled $40,000 for the year ended December 31, 2003 and was included within cost of revenue. No amortization of capitalized software development costs was recorded in the years ended December 31, 2005 and 2004.

Focus continuously assesses the recoverability of its capitalized software development costs, considering anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies.

Goodwill and Intangible Assets.  Focus reviews identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management evaluates possible impairment of long-lived assets using estimates of undiscounted future cash flows. Impairment loss to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management evaluates the fair value of identifiable intangibles using primarily the estimated discounted future cash flows method. Effective January 1, 2002, Focus adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 removes goodwill from its scope and retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. There was no effect from the adoption of SFAS No. 144.

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

Effective January 1, 2002, Focus adopted SFAS No. 142, Goodwill and Other Intangibles. Under SFAS No. 142, goodwill is no longer subject to amortization. Rather, SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and at least annually thereafter. Focus completed its annual impairment review during the fourth quarter of 2005. Management has determined that goodwill was not impaired at the annual review date. Under SFAS No. 142, goodwill impairment may exist if the net book value of a reporting unit exceeds its estimated fair value.

Intangible assets other than goodwill are amortized using the straight-line basis over their estimated useful lives ranging from three to four years.

Advertising and Sales Promotion Costs. Advertising and sales promotion costs are expensed as incurred. Advertising costs consist primarily of magazine advertisements, agency fees and other direct production costs. Advertising and sales promotion costs totaled approximately $483,000, $390,000 and $411,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Legal Fees. Legal fees are charged to expense in the period the legal services are performed.

Research and Development. Research and development costs are expensed as incurred.

Product Warranty Costs. Focus’ warranty period for its products is generally one to three years. Focus accrues for warranty costs based on estimated warranty return rates and costs to repair.

Income Taxes. Focus accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Focus is required to adjust its deferred tax assets and liabilities in the period when tax rates or the provisions of the income tax laws change. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that more likely than not are expected to be realized.

Deferred Compensation. Deferred compensation represents the unamortized intrinsic value of restricted stock granted in 2005.

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

Focus has elected to continue with the accounting prescribed in APB Opinion No. 25 and, as a result, must make pro forma disclosures of net loss and loss per share and other disclosures as if the fair value based method of accounting had been applied. The estimated fair value of the options is amortized to expense over the vesting period of the option. The following table presents the effect on reported net loss and net loss per share of accounting for employee stock options under the fair value method:

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

	Years ended December 31,
(In thousands, except per-share data)	2005	2004	2003

Reported net loss	$(15,368)	$(10,985)	$(1,698)

Add: Stock-based compensation expense included in reported net loss	162	—	—
Deduct: Stock-based compensation expense determined under the fair value method	(1,196)	(1,148)	(951)

Pro forma net loss	$(16,402)	$(12,133)	$(2,649)

Net loss per share - basic and diluted, as reported	$(0.25)	$(0.22)	$(0.04)

Net loss per share - basic and diluted, pro forma	$(0.27)	$(0.24)	$(0.07)

Common stock equivalents have been excluded from all calculations of net loss per share and pro forma net loss per share in 2005, 2004 and 2003 because the effect of including them would be anti-dilutive.

The fair value of each grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

Years ended December 31,
	2005	2004	2003

Average computed life of options	1-6 years	2-6 years	3-5 years
Risk-free rate of interest	3.0%-4.5%	1.2%-3.8%	2.4%-2.7%
Volatility of common stock	84%-88%	91%-94%	93%-128%
Dividend yield	—	—	—

Earnings Per Share. Focus calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share represents income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by Focus relate to preferred stock, outstanding stock options and warrants. The number of common shares that would be issued under outstanding options and warrants is determined using the treasury stock method. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive due to net losses being reported in the periods presented.

Comprehensive Loss. Focus’ comprehensive loss includes net loss and foreign currency translation adjustments, which are reflected as a component of stockholders’ equity. The foreign currency translation adjustments result from the translation of COMO’s financial statements, which are denominated in Euros. Gains and losses resulting from foreign currency transactions are included in net loss and are not material for any period presented.

Recent Accounting Pronouncements. Focus accounts for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of APB No. 25. Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

(revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB No. 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Focus has not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard may result in significant stock-based compensation expense. The pro forma effects on net loss and net loss per share if Focus had applied the fair value recognition provisions of original SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB No. 25) are disclosed in note 1, “Summary of Significant Accounting Policies — Stock Compensation Plans”. Although such pro forma effects of applying the original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by Focus to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for Focus’ fiscal quarter beginning January 1, 2006, and allows the use of the Modified Prospective Application Method. Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) and that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS No. 123.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4”. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and re-handling costs must be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted in the first quarter of 2006, beginning on January 1, 2006. Focus do not expect SFAS 151 to have a material financial statement impact.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets—An Amendment of APB Opinion No. 29”. SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Non-monetary Transactions,” and replaces it with the exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted in the first quarter of fiscal 2006, beginning on January 1, 2006. Focus do not expect it to have a material financial statement impact.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Focus does not expect the adoption of this statement will have a material impact on its results of operations or financial condition

2.                                    Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the years ended December 31, 2005, 2004 and 2003, Focus incurred net losses of $15.4 million, $11.0 million and $1.7 million, respectively, and used net cash in operating activities of $12.5 million, $9.4 million and $2.6 million, respectively. These factors raise substantial doubt at Focus’ ability to continue as a going concern.

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

Focus received gross proceeds of $10,000,000 from the issuance of secured convertible notes to a group of private investors in January 2006. While management believes that these funds, along with the cash flow generated by Focus’ expanding Systems business, should be adequate to enable Focus to complete its’ UWB engineering development and launch commercialization of its UWB products, depending upon the results and timing of its UWB initiative and the profitability of its Systems business, Focus may need to raise further capital in 2006. There can be no assurance that sufficient funds will be raised. Moreover, any equity financing or convertible debt financing would result in dilution to Focus’ existing stockholders and could have a negative effect on the market price of its common stock. Furthermore, any additional debt financing will result in higher interest expense.

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

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

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

The total purchase price of the Visual Circuits’ transaction is estimated as follows (in thousands):

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

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

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

The following pro forma information presents the results of operations of Focus as if the Visual Circuits transaction had occurred on January 1, 2003:

	Years ended December 31,
(In thousands, except per-share data)	2004	2003

Revenue	$21,797	$30,921

Net loss	$(11,532)	$(3,087)

Net loss per share - basic and diluted	$(0.22)	$(0.07)

COMO Computer & Motion GmbH

On February 27, 2004, Focus completed the acquisition of COMO, located in Kiel, Germany, pursuant to which COMO became a wholly-owned subsidiary of Focus. The acquisition was accounted for as a purchase business combination at a total cost of approximately $1.0 million. Under the terms of the agreement, Focus acquired COMO through the issuance of 185,066 shares of its common stock and approximately $359,000 in cash to COMO’s shareholders. Focus also agreed to issue up to an additional 46,266 shares of its common stock to COMO’s shareholders, in the event certain conditions are met at the end of 2004 and 2005. These relevant conditions were met at the end of 2004, and accordingly, 23,134 shares were issued to COMO’s former shareholders in March 2005. Additionally, Focus issued 610,096 common shares, held in escrow, to COMO’s two former shareholders who became employees of Focus. In the year ended December 31, 2005 these 610,096 common shares were sold with the net proceeds from the sale of such shares of $509,000 remitted to Focus and recorded as an increase in additional paid-in capital — see note 10, “Stockholders Equity”. In connection with this transaction, Focus paid vFinance Investments, Inc. a success fee of $100,000 and 30,000 shares of Focus’ common stock.

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

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

(see note 10, “Stockholders’ Equity”). A summary of the allocation of the purchase price to the assets acquired and liabilities assumed is as follows:

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

4.                                      Goodwill and Intangible Assets

The following table provides a summary of goodwill by acquisition:

	December 31,
(In thousands)	2005	2004

Videonics	$5,070	$5,070
Tview	121	121
COMO	1,104	1,104
Visual Circuits	6,896	6,896

	$13,191	$13,191

The above goodwill is attributable to the Systems business segment.

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

The following tables provide a summary of the carrying amounts of intangible assets subject to amortization:

	December 31, 2005
		Accumulated	Net
(In thousands)	Gross Amount	Amortization	Amount

Existing technology	$3,945	$(3,079)	$866
Tradename	176	(176)	—

	$4,121	$(3,255)	$866

	December 31, 2004
		Accumulated	Net
	Gross Amount	Amortization	Amount

Existing technology	$3,945	$(2,370)	$1,575
Tradename	176	(174)	2

	$4,121	$(2,544)	$1,577

The total expected future amortization related to intangible assets is provided in the table below:

(In thousands)	Amortization

Fiscal year 2006	$680
Fiscal year 2007	186

Total	$866

Amortization expense for the years ended December 31, 2005, 2004 and 2003 was recorded as follows:

	Years ended December 31,
(In thousands)	2005	2004	2003

Cost of revenue	$181	$149	$49
Operating expenses	530	860	528

	$711	$1,009	$577

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

5.                                      Significant Reserves

A summary of the activity in the significant reserves relating to doubtful accounts receivable, sales returns and warranty reserve is as follows (in thousands):

Accounts Receivable Reserve

December 31,	Beginning Balance	Acquisitions	Charged to Operations	Reductions	Ending Balance
2005	$209	$—	$60	$85	$184
2004	$188	$11	$71	$61	$209
2003	$156	$—	$210	$178	$188

Sales Return Reserve

December 31,	Beginning Balance	Acquisitions	Charged to Operations	Reductions	Ending Balance
2005	$234	$—	$1,136	$1,136	$234
2004	$196	$38	$979	$979	$234
2003	$246	$—	$545	$595	$196

Warranty Reserve

December 31,	Beginning Balance	Acquisitions	Charged to Operations	Reductions	Ending Balance
2005	$170	$—	$365	$315	$220
2004	$59	$50	$152	$91	$170
2003	$74	$—	$26	$41	$59

6.                                      Inventories

	December 31,
(In thousands)	2005	2004

Raw materials	$2,427	$2,308
Work in process	146	51
Finished goods	1,170	1,582

	$3,743	$3,941

Focus periodically reviews its inventories for excess and obsolete inventory items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost. As a result of this inventory review, Focus charged approximately $475,000, $597,000 and $99,000 to cost of revenues for the years ended December 31, 2005, 2004 and 2003, respectively.

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

7.                                      Property and Equipment

	December 31,
(In thousands)	2005	2004

Equipment	$1,488	$1,077
Tooling	391	315
Furniture and fixtures	118	86
Leasehold improvements	180	173
Purchased software	1,047	794
	$3,224	$2,445
Accumulated depreciation and amortization	(2,012)	(1,329)

Property and Equipment, net	$1,212	$1,116

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2005, 2004 and 2003 was $655,000, $235,000 and $170,000, respectively.

Property and equipment includes $225,000 of equipment under capital lease at December 31, 2005. Accumulated depreciation and amortization of assets under capital lease totaled $52,000 at December 31, 2005.

8.                                      Borrowings

Borrowings consisted of the following:

	December 31,
(In thousands)	2005	2004
Short-term debt:
Current portion of notes payable to bank	$3	$55
Term Loan	2,500	—
Accounts receivable-based line of credit	2,966	—
COMO line of credit	—	567
	5,469	622
Long-term debt:
Long-term portion of notes payable to bank	—	174

	$5,469	$796

Notes Payable

Notes payable to a bank and the COMO line of credit were assumed by Focus as a result of the acquisition of COMO in February 2004 – see note 3, “Business Combinations”. The notes payable and line of credit are with a local German bank.

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

The notes payable to a bank, originally consisting of two notes of $191,000 and $38,000 were denominated in Euros and were originally scheduled to be repaid through December 2011 and December 2005, respectively, at an average interest rate of 6% per annum. However, the bank has exercised its right to call these notes due at its discretion and the these notes were repaid in January of 2006.

The notes payable are collateralized by personal guarantees of approximately $500,000 and life insurance pledges from the two shareholders from whom Focus purchased the shares of COMO common stock, as well as COMO’s inventory, accounts receivable and fixed assets. In the event the bank were to proceed with claiming against the personal guarantees and/or life insurance pledges, Focus would be responsible for reimbursing the two shareholders from whom Focus purchased the shares of COMO common stock.

COMO Line of Credit

In connection with the COMO line of credit, Focus’ German subsidiary - COMO, maintained a cash balance with the lending institution, which was reported as restricted cash on Focus’ balance sheet at December 31, 2004. In the third quarter of 2005, the lending institution notified Focus that it must repay all amounts due under this line of credit by January 31, 2006. Such amounts were repaid by December 31, 2005 and the cash was released from restriction.

Accounts Receivable-Based Line of Credit

In November 2004, Focus obtained a $4.0 million line of credit from Greater Bay Bank under which it can borrow up to 90% of its eligible outstanding accounts receivable. The credit line expires on December 24, 2006 as a result of an extension granted in November 2005 and is collateralized by a personal guarantee from Carl Berg, a Company director and shareholder. In connection with this credit line, the bank has obtained a first priority security interest in Focus’ accounts receivable through an agreement with Mr. Berg, which enables Mr. Berg to retain his existing security interest in all of Focus’ assets while subordinating his interest in Focus’ accounts receivable.

The credit line is subject to ongoing covenants including a covenant based on operating results. Borrowings under the credit line bear interest at a rate of prime plus 1%, which was 8.25% at December 31, 2005. In December 2004, in connection with the establishment of this line of credit, Focus issued warrants to the bank to purchase 77,186 shares of Focus’ common stock at an exercise price of $1.17 per share. These warrants were valued at $76,000 using the Black-Scholes option-pricing model and were amortized to general and administrative expenses over the initial one-year term of the credit line. In December 2005, an additional 40,000 warrants were issued to the bank at an exercise price of $1.00 per share upon the granting of the extension to the maturity date of the credit line. These warrants were valued at $26,000 and will be amortized to general and administrative expenses over the one-year extended term. At December 31, 2005, there was an outstanding balance on this credit line of $3.0 million, the maximum then available.

Term Loan

On June 28, 2005, Focus signed a term loan agreement with Greater Bay Bank under which Focus can borrow up to $2.5 million. The term loan has a maturity date of December 24, 2006. Mr. Berg has personally guaranteed the loan, which is interest only until maturity and is in addition to Focus’ existing $4.0 million accounts receivable based secured line of credit that Focus has with this bank. Interest is payable under this term loan at prime plus 1%, which was 8.25% at December 31, 2005. In connection with Mr. Berg’s personal guarantee, Focus issued Mr. Berg a warrant to purchase 100,000 shares of common stock at an exercise price of $0.81 per share, which expires on June 28, 2009. Focus recorded a charge of $42,000 to general and administrative expenses at the time of issuance based on the fair value of this warrant, determined using the Black-Scholes option-pricing model. At December 31, 2005, there was an outstanding balance of $2.5 million under this term loan.

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

9.                                      Commitments and Contingencies

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

In October 2004, Focus entered into a design services contract under which Focus agreed to pay $2.9 million to a third party for the design and development of high performance UWB integrated circuits. In 2005 the contract amount was increased to $3.1 million. Payments are made upon the completion of specific milestones by the third party, which are expected to be completed by June 2006. For the years ended December 31, 2005 and 2004, $1.8 million and $648,000, respectively, was charged to research and development expense based on the level of effort incurred by the third party. At December 31, 2005, $622,000 was included within accrued liabilities and at December 31, 2004, $91,000 was included within prepaid expenses and other current assets.

In July 2005, Focus entered into a development agreement with a customer under which the customer agreed to pay $600,000 to Focus for the joint development by Focus and the customer of a custom product. The customer agreed to pay Focus $600,000 in four installments of $150,000 at the completion of specific milestones. For the year ended December 31, 2005, $336,000 was recognized as revenue based on the level of effort incurred by Focus and $287,000 of development expense was recorded in cost of revenue. An amount of $36,000 was recorded in accounts receivable at December 31, 2005, representing the difference between the amount received from the customer of $300,000 and the revenue recognized. In the event of certain development delays, Focus will be subject to penalties not to exceed $150,000.

Leases

Focus leases office facilities and certain equipment under operating and capital leases, with interest rates ranging from 8.5% to 39.75% per annum. Under the lease agreements, Focus is obligated to pay for utilities, taxes, insurance and maintenance. Total rent expense for the years ended December 31, 2005, 2004 and 2003 was approximately $831,000, $670,000 and $504,000, respectively.

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

Minimum lease commitments at December 31, 2005 are as follows:

(In thousands)	Operating Lease Commitments	Capital Lease Commitments

2006	$555	$115
2007	522	15
2008	182	—
2009	190	—
2010	114	—

	$1,563	130

Less: amount representing interest		(13)
Present value of future minimum future lease payments		117
Less: current portion		(107)

Long-term portion		$10

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

At December 31, 2005, Focus had issued non-cancelable purchase orders for approximately $1.8 million to purchase finished goods from its contract manufacturers, and had not incurred any significant liability for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

Employment Agreements

Focus has employment agreements with certain corporate officers. The agreements are generally one year in length and provide for minimum salary levels. These agreements include severance payments of approximately half to one times each officer’s annual compensation.

Indemnification agreements

Focus enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that Focus’ products infringe a patent, copyright or trademark, or misappropriate a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including but not limited to product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them noninfringing. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies, and are generally limited to the amount paid by the customer. Focus has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications are outstanding as of December 31, 2005. As a result, Focus believes the estimated fair value of these indemnification agreements, if any, to be minimal, and therefore no liability has been recorded with respect to such indemnifications as of December 31, 2005.

General

From time-to-time, Focus is party to certain other claims and legal proceedings that arise in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on Focus’ financial position or results of operation.

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

10.                               Stockholders’ Equity

Preferred Stock

The Board of Directors (“Board”) of Focus adopted a Certificate of Designation whereby a total of 3,000 shares of Series B preferred stock, $0.01 par value per share are authorized for issuance. Each share has a liquidation preference in the amount of $1,190.48 plus all accrued or declared but unpaid dividends. Cash dividends on the stock are non-cumulative and are paid at the option of the Board of Directors. If paid, the rate shall be seven percent per annum. The Board does not presently intend to pay dividends on the stock. At the option of the holder, each share is convertible into 1,000 shares of Focus common stock.

The Board Focus adopted a Certificate of Designation whereby a total of 500 shares of Series C preferred stock, $0.01 par value per share are authorized for issuance. Each share has a liquidation preference in the amount of $1,560.00 plus all accrued or declared but unpaid dividends. Cash dividends on the stock are non-cumulative and are paid at the option of the Board of Directors. If paid, the rate shall be seven percent per annum. The Board does not presently intend to pay dividends on the stock. At the option of the holder, each share is convertible into 1,000 shares of Focus common stock.

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

Common Stock

For the year ended December 31, 2005, Focus issued at various times, an additional 268,000 shares of common stock through exercises of options, receiving cash of approximately $152,000.

On February 24, 2005, Focus granted 245,000 shares of restricted stock to employees and directors of the Company. The value of these grants of $272,000 was recorded as deferred stock-based compensation and is being amortized over the four-year vesting period of the grants. Focus recognized $58,000 of compensation expense related to these shares of restricted stock in the year ended December 31, 2005. At December 31, 2005, none of the shares of restricted stock had vested.

On March 22, 2005, Focus issued warrants to purchase 35,000 shares of common stock as compensation to unrelated parties for investor relation services. The warrants are immediately exercisable for a period of five years at an exercise price of $0.92 per share, were valued at $23,000 using the Black-Scholes option-pricing model and were expensed to general and administrative expenses.

On June 21, 2005, Focus completed the sale of 2,414,282 shares of its common stock in a private placement to 11 independent third party investors, receiving proceeds of approximately $1.6 million, net of offering costs of approximately $126,000. The shares were issued at $0.70 per share, an approximate 5% discount to the closing price of Focus’ common stock on June 20, 2005. Additionally, Focus issued warrants to the investors and placement agents to purchase an aggregate of 795,713 shares of common stock at an exercise price of $0.70 per share. The warrants are exercisable immediately and expire four years from the date of grant. No compensation expense was recorded given that the warrants were issued in connection with the issuance of common stock.

In connection with Mr. Berg’s extension of his personal guarantee that collateralizes Focus’ accounts receivable-based line of credit - see note 8, “Borrowings – Accounts Receivable-Based Line of Credit” - Focus issued to Mr. Berg a warrant to purchase 100,000 shares of Focus common stock at an exercise price of $0.81 per share. This warrant expires on June 28, 2009, was valued at $42,000 using the Black-Scholes option-pricing model and was expensed to general and administrative expenses.

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

On November 7, 2005, Focus completed the sale of 5,018,247 shares of its common stock to a group of accredited investors at a purchase price per share of $0.66 receiving proceeds of approximately $3.0 million, net of offering costs of $332,000. The shares were issued at an approximate 16% discount to the closing price of Focus’ common stock on November 4, 2005. In addition, warrants were issued to the investors and placement agents to purchase an aggregate of 1,756,384 million additional shares of Focus common stock at an exercise price of $0.85 per share. The warrants were immediately exercisable and expire five years from the date of grant. No compensation expense was recorded given that the warrants were issued in connection with the issuance of common stock.

On November 15, 2005, Focus’ Board of Directors authorized the extension of the expiration dates of 1,481,512 employee and director stock options scheduled to expire between November 16, 2005 and June 30, 2006. This resulted in a charge to general and administrative expense of $104,000, representing the difference between the closing price of Focus’ common stock on the day of extension and the exercise price of the stock options.

On December 6, 2005, Focus issued a warrant to purchase 60,000 shares of common stock as compensation to unrelated parties for investor relation services. This warrant is immediately exercisable for a period of four years at an exercise price of $1.00 per share, was valued at $15,000 using the Black-Scholes option-pricing model and was expensed to general and administrative expenses.

On December 6, 2005, Focus issued a warrant to purchase 40,000 shares of common stock as compensation to Greater Bay Bank for the extension of Focus’ line of credit facility extension from November 2005 to December 24, 2006. This warrant is immediately exercisable for a period of five years at an exercise price of $1.00 per share and was valued at $26,000 using the Black-Scholes option-pricing model. The warrant is classified as a liability and will be measured at fair value in each reporting period, with changes in fair value reported in the statements of operations. Classification of this warrant as a liability is based on the fact that it requires net-cash settlement on the occurrence of certain events outside the control of Focus. The value of the warrant will be amortized to general and administrative expense over the life of the line of credit extension. During the year ended December 31, 2005, $2,000 was amortized to general and administrative expense.

For the year ended December 31, 2004, Focus issued at various times, 199,806 shares of common stock through exercises of options and warrants, receiving cash of approximately $192,000.

The acquisition of COMO on February 27, 2004 resulted in the issuance of 215,066 shares of Focus’ common stock, consisting of 185,066 shares issued to COMO’s shareholders, and 30,000 shares issued to vFinance Investments, Inc., for investment banking services related to the acquisition. Additionally, Focus issued 610,096 common shares, held in escrow, (“the Escrow shares”) to COMO’s two former shareholders (“the Sellers”) who became employees of Focus. The Escrow shares were issued in exchange for the Sellers non-interest bearing, non-recourse, demand notes payable to Focus and COMO in the aggregate amount of $1.1 million. The two former shareholders of COMO were able to sell the Escrow shares at no less than the then current fair market value, with all proceeds to be remitted to Focus and COMO in exchange for cancellation of the outstanding note obligations, regardless of whether such proceeds are greater than or less than the balance of the notes. For accounting purposes, the Escrow shares were reported in the consolidated financial statements as outstanding, subscribed shares. In the year ended December 31, 2005 the 610,096 common shares were sold for net proceeds of $509,000. The proceeds from the sale of such shares were remitted to Focus by the Sellers and recorded as an increase in additional paid-in capital. The note receivable from the Sellers was not recorded in the accompanying consolidated financial statements, as it was cancelled upon the transfer from Focus to COMO of the Escrow share proceeds. Focus also agreed to issue up to an additional 46,266 shares of its common stock to COMO’s shareholders, in the event certain conditions are met at the end of 2004 and 2005. These relevant conditions were met at the end of 2004, and accordingly, 23,134 shares were issued to COMO’s former shareholders in March 2005.

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

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

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

On June 1, 2004, Focus issued warrants to purchase 50,000 shares of common stock as compensation to an unrelated party for investor relation services. The warrants are exercisable for a period of two to three years at exercise prices ranging from $1.35 to $1.80 per share. Focus recorded a charge to general and administrative expenses of approximately $32,000 for the quarter ended June 30, 2004 based on the fair value of these warrants.

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

Focus issued warrants to a bank to purchase 77,186 shares of Focus’ common stock at $1.17 per share in connection with a credit line Focus entered into in November 2004. Focus recorded a charge to general and administrative expenses of approximately $10,000 for the quarter ended December 31, 2004 based on the fair value of these warrants.

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

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

agent to purchase a total of 467,500 shares of common stock at an exercise price of $1.44 per share. No compensation expense was recorded given that the warrants were issued in connection with the issuance of common stock.

Common Stock Purchase Warrants

The aggregate fair value of all warrants issued in connection with compensation for financial advisory and other services charged to operations in 2005 and 2004 was calculated at approximately $149,000 and $42,000, respectively (none for 2003). Focus calculated the fair value of the warrants using the Black-Scholes model and the following assumptions:

	2005	2004
Risk-free rate of interest	3.8% – 4.5%	1.5% – 3.9%
Average computed life of warrants	4-5 years	2-7 years
Dividend yield	—	—
Volatility of common stock	83%-94%	94%

Common stock warrant activity is summarized as follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Warrants outstanding at beginning of year	3,276,768	$1.48	429,500	$1.94	1,174,569	$1.67
Warrants granted	2,787,097	$0.83	3,022,268	$1.49	467,500	$1.44
Warrants exercised	—	n/a	(50,000)	$1.35	(910,140)	$1.42
Warrants canceled	—	n/a	(125,000)	$2.88	(302,429)	$1.69

Warrants outstanding at end of year	6,063,865	$1.17	3,276,768	$1.48	429,500	$1.94

Weighted average fair value of warrants granted during the year		$0.46		$0.85		$0.96

Information pertaining to warrants outstanding at December 31, 2005 is as follows:

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Life (Yrs)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price

$0.70-$0.81	895,713	3.47	$0.71	895,713	$0.71
$0.85-$1.00	1,891,384	4.81	$0.86	1,891,384	$0.86
$1.17-$1.50	2,311,354	2.69	$1.27	2,311,354	$1.27
$1.65-$2.00	965,414	2.22	$1.99	965,414	$1.99

Outstanding at December 31, 2005	6,063,865	3.39	$1.17	6,063,865	$1.17

Stock Option Plans

1992 Stock Option Plan

Focus’ 1992 Stock Option Plan (the “1992 Plan”) provides for the granting of incentive and non-qualified options to purchase up to approximately 1.8 million shares of common stock. Incentive stock options may be granted to employees of Focus and non-qualified options may be granted to employees, directors or consultants. Incentive stock options may not be granted at a price less than 100% (110% in certain cases) of the fair-market value of common stock at date of grant. Non-qualified options may not be granted at a price less than 85% of fair-market value of common stock at date of grant. As of December 31, 2005, all options granted under the 1992 Plan were issued at market value at the date of grant. Additionally, no further options were available for grant under the 1992 Plan. Options generally vest annually over a three-year period and are exercisable over a five-year period from date of grant. The term of each option under the 1992 Plan is for a period not exceeding ten years from date of grant. As of December 31, 2005, options under the 1992 Plan to purchase 182,112 shares of the Company’s common stock were outstanding with an exercise price of $1.28 per share.

1997 Director Stock Option Plan

In 1997, the Board of Directors adopted the 1997 Director Stock Option Plan (the “1997 Director Plan”), which authorized the grant of options to purchase up to an aggregate of 1.0 million shares of common stock. The exercise price per share of options granted under the 1997 Director Plan was equal to the market value of the common stock of Focus on the date of grant. Options granted under the 1997 Director Plan are exercisable over a five-year period with vesting determined at varying amounts over a three-year period. As of December 31, 2005, options under the 1997 Director Plan to purchase 174,574 shares of Focus’ common stock were outstanding with an exercise price between $1.15 and $1.22 per share.

1998 Stock Option Plan

In 1998 Focus adopted the 1998 Non-qualified Stock Option Plan (the “1998 NQSO Plan”), which authorized the grant of options to purchase up to an aggregate of 1.3 million shares of common stock. The exercise price per share of options granted under the 1998 NQSO Plan was equal to the market value of the common stock of Focus on the date of grant. Options granted under the 1998 NQSO Plan are exercisable over a five-year period with vesting determined at varying amounts over a three-year period. As of December 31, 2005, options under the 1998 NQSO Plan to purchase 339,864 shares of Focus’ common stock were outstanding with an exercise price between $0.71 and $1.28 per share.

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

2000 Non-Qualified Option Plan

On April 27, 2000, the Board of Directors of Focus adopted the 2000 Non-Qualified Stock Option Plan (the “2000 Plan”) and on December 28, 2000 the Company’s stockholders approved the 2000 Plan. On September 28, 2005 the maximum number of options available under the 2000 Plan was increased from 5,000,000 to 5,500,000 and the 2000 Plan was modified to allow the issuance of restricted stock. On November 14, 2005, the Company’s stockholders approved these amendments to the 2000 Plan. Options and restricted stock under the 2000 Plan may be granted to employees, directors or consultants of the Company. The exercise price per share of options granted under the 2000 Plan is equal to the market value of the common stock of the Company on the date of grant. The 2000 Plan requires that options granted will expire ten years from the date of grant. Each option or restricted stock granted under the 2000 Plan first becomes exercisable upon time periods set by the Compensation Committee of the Focus Board of Directors. Options and restricted stock issued from the 2000 Plan generally vest over a period of four years.

On January 16, 2001 in connection with the acquisition of Videonics, options outstanding under the Videonics 1987 Stock Option Plan and the 1996 Amended Stock Option Plan were exchanged for Focus 2000 Plan options to purchase common stock. Focus issued 0.87 shares of Focus options for each issued and outstanding share of Videonics options on the closing date. Based on the exchange ratio, a total of 1,117,597 shares were issued. Such options retained their original vesting periods of three to four years and are canceled 90 days after termination of employment. As of December 31, 2005, options under the 2000 Plan, including those converted in connection with the Videonics merger, to purchase 2,882,914 shares of Focus’ common stock were outstanding with an exercise price between $0.56 and $1.57.

2002 Non-Qualified Option Plan

On October 30, 2002, the Board of Directors of Focus adopted the 2002 Non-Qualified Stock Option Plan (the “2002 Plan”). Focus’ stockholders approved the 2002 Plan on December 20, 2002. On September 24, 2003 the maximum number of options available under the 2002 Plan was increased from 1,000,000 to 2,200,000. On December 19, 2003 Focus’ stockholders approved the amendment to the 2002 Plan. Options under the 2002 Plan may be granted to employees, directors or consultants of the Company. The exercise price per share of options granted under the 2002 Plan is equal to the market value of the common stock of the Company on the date of grant. The 2002 Plan requires that options granted will expire ten years from the date of grant. Each option granted under the 2002 Plan first becomes exercisable upon time periods set by the Compensation Committee of the Focus Board of Directors. Options and restricted stock issued from the 2002 Plan generally vest over a period of four years.  As of December 31, 2005, options under the 2002 Plan to purchase 1,884,837 shares of Focus’ common stock were outstanding with an exercise price between $0.75 and $2.22 per share.

2004 Non-Qualified Option Plan

On May 27, 2004, Focus’ Board of Directors adopted, and on August 6, 2004 Focus’ shareholders approved, the 2004 Stock Incentive Plan (the “2004 Plan”). Options and restricted stock under the 2004 Plan may be granted to employees, directors or consultants of the Company. The exercise price per share of options granted under the 2004 Plan is equal to the market value of the common stock of the Company on the date of grant. The 2004 Plan requires that options granted will expire ten years from the date of grant. Each option or restricted stock granted under the 2004 Plan first becomes exercisable upon time periods set by the Compensation Committee of the Focus Board of Directors. Options and restricted stock issued from the 2004 Plan generally vest over a period of three to five years. As of December 31, 2005, options under the 2004 Plan to purchase 1,789,486 shares of Focus’ common stock were outstanding with an exercise price between $0.73 and $1.14 per share.

A summary of activity related to Focus’ stock incentive plans follows:

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding at beginning of year	7,440,719	$1.11	5,188,150	$1.07	6,431,199	$1.00
Options granted	819,753	$0.91	3,026,432	$1.20	989,558	$1.42
Options exercised	(268,859)	$0.56	(149,806)	$0.83	(2,110,332)	$1.01
Options canceled	(737,826)	$1.24	(624,057)	$1.28	(122,275)	$1.26

Options outstanding at end of year	7,253,787	$1.10	7,440,719	$1.11	5,188,150	$1.07

Options exercisable at end of year	5,147,912	$1.09	4,037,522	$1.03	3,574,603	$0.97

Weighted average fair value of options granted during the year	$0.54		$0.73		$1.24

At December 31, 2005, options and restricted stock available for grant under all plans totaled 1,494,506.

Information pertaining to options outstanding at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Life (Yrs)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price

$0.43-$0.87	1,867,259	3.01	$0.68	1,464,246	$0.65
$0.88-$1.06	1,800,192	8.21	$1.01	750,755	$0.99
$1.07-$1.38	2,589,383	3.95	$1.22	2,152,598	$1.20
$1.43-$10.21	996,953	5.61	$1.72	780,313	$1.74

Outstanding at December 31, 2005	7,253,787	5.00	$1.10	5,147,912	$1.09

11.                             Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

	Years ended December 31,
(In thousands, except per share data)	2005	2004	2003

Numerator - basic and diluted:
Net loss	$(15,368)	$(10,985)	$(1,698)

Denominator - basic and diluted:
Weighted average common shares outstanding	62,054	50,823	39,121
Weighted average common shares subject to repurchase	(390)	(745)	—
Weighted average common and common equivalent shares	61,664	50,078	39,121

Basic and diluted net loss per share	$(0.25)	$(0.22)	$(0.04)

The following table summarizes common stock equivalents that are not included in the denominator or used in the diluted net loss per share calculation because to do so would be antidilutive for the years ended December 31, 2005, 2004 and 2003:

	December 31,
	2005	2004	2003

Conversion of preferred stock	3,161,000	3,161,000	1,904,000
Conversion of notes payable to stockholder	—	—	2,201,139
Options to purchase common stock	7,253,787	7,440,719	5,188,150
Warrants to purchase common stock	6,063,865	3,276,768	429,500

Total common stock equivalents	16,478,652	13,878,487	9,722,789

12.                               Income Taxes

Focus’ tax benefit of $23,000 for the year ended December 31, 2005, is comprised of a $47,000 tax benefit generated by its foreign subsidiary, COMO, offset by a $24,000 tax provision related to minimum tax payments due within the United States and foreign locations. The $47,000 tax benefit generated by COMO results primarily from the tax benefit associated with 2005 operating losses and the reduction of a deferred tax liability associated with the amortization of intangible assets. Focus’ tax benefit of $282,000 for the year ended December 31, 2004, is comprised of a $298,000 tax benefit generated by COMO, offset by a $16,000 tax provision related to minimum tax payments due within the United States and foreign locations. The $298,000 tax benefit generated by COMO results primarily from the tax benefit associated with 2004 operating losses and the reduction of a deferred tax liability associated with the amortization of intangible assets.

The differences between the provision (benefit) for income taxes from the provision (benefit) computed by applying the statutory Federal income tax rate are as follows:

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

	Years ended December 31,
(In thousands)	2005	2004	2003

Benefit computed at statutory rate (34%)	$(5,233)	$(3,831)	$(577)
State income tax, net of federal tax	(1,061)	1,120	(241)
Increase in valuation allowance on deferred tax assets	6,686	2,677	1,128
Current year research credits	(386)	(262)	(140)
Research credit true-up and acquired net operating loss true-up	(8)	(71)	(177)
Write-off of in-process research and development	—	102	—
Other	(21)	(17)	9

	$(23)	$(282)	$2

The net deferred tax asset (liability) consists of the following:

	December 31,
(In thousands)	2005	2004	2003

Net deferred tax asset	$35,222	$28,489	$26,339
Valuation allowance on net deferred tax asset	(35,222)	(28,536)	(26,339)

Net deferred tax liability	$—	$(47)	$—

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

	Year ended December 31,
(In thousands)	2005	2004	2003

Net operating loss carryforward	$29,350	$24,315	$23,537
Income tax credit carryforward	1,976	1,317	734
Tax basis in excess of book basis of fixed assets	15	152	205
Book inventory cost less than tax basis	598	484	249
Reserve for bad debts	50	58	75
Tax basis in subsidiaries in excess of book value	915	915	915
Deferred research and development cost	1,416	864	501
Other accruals	506	495	350
Capitalized software development costs	—	—	(16)
Intangible assets	120	(159)	(211)
Deferred revenue	74	—	—
Equity compensation	147	—	—
Other	55	48	—
	35,222	28,489	26,339
Valuation allowance on deferred tax asset	(35,222)	(28,536)	(26,339)

Net deferred tax liability	$—	$(47)	$—

A summary of the change in the valuation allowance on deferred tax assets is as follows:

	Year ended December 31,
(In thousands)	2005	2004	2003

Balance at beginning of year	$28,536	$26,339	$23,939
Addition to the allowance for deferred tax assets	6,686	2,197	2,400

Net deferred tax asset	$35,222	$28,536	$26,339

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

At December 31, 2005, Focus had the following carryforwards available for income tax purposes:

(In thousands)

Federal net operating loss carryforwards expiring in various amounts through 2025	$82,655

State net operating loss carryforwards expiring in various amounts through 2015	$13,725

Foreign net operating loss carryforwards	$1,426

Credit for research activities	$833

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

13.                               Business Segment and Geographic Information

Focus’ reportable segments are Systems and Semiconductor. These reportable segments have distinct products – Systems consists of products designed to provide solutions in PC-to-TV scan conversion, video presentation, digital-video conversion, video production and digital asset management markets and Semiconductor consists of ASICs. Focus’ chief operating decision maker is the CEO.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Focus evaluates segment performance based on operating income (loss) and does not allocate net interest, other income or taxes to operating segments. Additionally, Focus does not allocate assets by operating segment. Segment results reported below for the year ended December 31, 2003 were not available in that year and were constructed for comparative purposes.

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

	Year ended December 31, 2005
	Systems	Semiconductor	Total

Net revenue	$21,148	$3,403	$24,551
Cost of revenue	13,403	2,117	15,520
Gross margin	7,745	1,286	9,031

Operating expenses:
Sales, marketing and support	5,115	1,553	6,668
General and administrative	2,530	1,529	4,059
Research and development	3,596	9,195	12,791
Amortization of intangible assets	335	195	530
	11,576	12,472	24,048
Loss from operations	$(3,831)	$(11,186)	$(15,017)

	Year ended December 31, 2004
	Systems	Semiconductor	Total

Net revenue	$16,553	$3,462	$20,015
Cost of revenue	11,281	2,233	13,514
Gross margin	5,272	1,229	6,501

Operating expenses:
Sales, marketing and support	3,937	916	4,853
General and administrative	2,291	819	3,110
Research and development	3,895	4,663	8,558
Amortization of intangible assets	585	275	860
In-process research and development	300	—	300
	11,008	6,673	17,681
Loss from operations	$(5,736)	$(5,444)	$(11,180)

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

	Year ended December 31, 2003
	Systems	Semiconductor	Total

Net revenue	$13,986	$12,589	$26,575
Cost of revenue	8,794	8,683	17,477
Gross margin	5,192	3,906	9,098

Operating expenses:
Sales, marketing and support	3,474	839	4,313
General and administrative	1,321	430	1,751
Research and development	1,928	2,349	4,277
Amortization of intangible assets	507	21	528
Restructuring recovery	(29)	—	(29)
	7,201	3,639	10,840
Income (loss) from operations	$(2,009)	$267	$(1,742)

Geographic and Customer Information

During 2003, Focus established a semiconductor sales and application support office in Taiwan. All orders taken by the Taiwan sales office are approved by Focus’ United States headquarters and shipped from the United States. In February 2004, Focus completed the acquisition of COMO, located in Kiel, Germany, pursuant to which COMO became a wholly-owned subsidiary of Focus — see note 3, “Business Combinations”. COMO is included within the Systems reporting segment. The net book value of long-lived assets located outside the United States totaled $1.5 million and $1.8 million at December 31, 2005 and 2004, respectively.

For the year ended December 31, 2004 one distributor from Focus’ Systems business represented 11% of Focus’ total net revenue. For the year ended December 31, 2003 one customer from Focus’ Systems business represented 37% of Focus’ total net revenue. No customers represented more than 10% of Focus’ net revenue for the year ended December 31, 2005.

The following table summarizes revenue by geographic area, based on customer billing address:

	Years ended December 31,
(In thousands)	2005	2004	2003

United States	$16,731	$14,429	$21,066
Americas (excluding the United States)	896	490	208
Europe	3,873	2,440	1,745
Asia	2,739	2,656	3,556
Middle East and Africa	312	—	—

	$24,551	$20,015	$26,575

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

14.                               Employee Benefit Plan

Effective July 1, 1998, Focus implemented a Section 401(k) Profit Sharing Plan (the “401(k) Plan”) for all eligible employees. Focus may make discretionary contributions to the 401(k) Plan. Employees are permitted to make elective deferrals of up to 15% of employee compensation and employee contributions to the 401(k) Plan are fully vested at all times. Depending on the Plan, Focus’ contributions either become vested over a period of five years or are vested immediately. For the years ended December 31, 2005, 2004 and 2003, Focus made contributions of approximately $162,000, $59,000 and $23,000, respectively.

15.                               Related Party Transactions

Carl Berg

In December 2002, Mr. Berg provided Samsung Semiconductor Inc., Focus’ contracted ASIC manufacturer, with a personal guarantee to secure Focus’ working capital requirements for ASIC purchase order fulfillment. Mr. Berg agreed to provide the personal guarantee on Focus’ behalf without additional cost or collateral, as Mr. Berg maintains a secured priority interest in substantially all of Focus’ assets. At December 31, 2005, Focus owed Samsung $342,000, under net 30 terms.

As discussed in note 10, “Stockholders’ Equity” at December 31, 2003, Focus owed Mr. Berg approximately $4.4 million in principal and accrued interest on various note payable agreements. On March 19, 2004, Mr. Berg converted his approximately $3.9 million of debt and $587,000 of accrued interest into common and preferred stock. This conversion resulted in the issuance of 2,173,193 shares of Focus’ common stock and 840 shares of Series B preferred stock and 417 shares of Series C preferred stock, which are convertible into an additional 840,000 and 417,000 shares of Focus’ common stock, respectively.

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

On June 28, 2005, Focus signed a term loan agreement with Greater Bay Bank under which Focus can borrow up to $2.5 million - see note 8, “Borrowings”. Mr. Berg has personally guaranteed the term loan. In connection with Mr. Berg’s extension of his personal guarantee, Focus agreed to continue Mr. Berg’s priority interest in the Company’s assets, except for Focus’ accounts receivable, which Mr. Berg has subordinated to the bank, and to issue to Mr. Berg a warrant to purchase 100,000 shares of common stock at an exercise price of $0.81 per share and which expires on June 28, 2009. The warrant was valued at $42,000 using the Black-Scholes option-pricing model and was charged to general and administrative expense at the time of issuance.

Dolby Laboratories Inc.

N. William Jasper Jr., who is the Chairman of Focus’ Board of Directors, is also the President and Chief Executive Officer of Dolby Laboratories, Inc. (“Dolby”), a signal processing technology company located in San Francisco, California. Focus is required to submit quarterly royalty payments to Dolby based on Dolby technology incorporated into certain products assumed in the acquisition of Visual Circuits. For the year ended December 31, 2005 and from the date of acquisition of Visual Circuits in May 2004 through December 31, 2004, Focus paid Dolby $21,000 and $33,000 in royalties, which were recorded in cost of revenue.

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

Norman Schlomka

Norman Schlomka, General Manager of COMO and an executive officer of Focus since February 2006, owns one third of the building that COMO partially occupies. In the year ended December 31, 2005, Focus paid rents of approximately $60,000 related to this building.

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

16.          Unaudited Quarterly Financial Data

	Year ended December 31, 2005				Year ended December 31, 2004
(In thousands, except per-share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net revenue	$5,455	$6,133	$6,880	$6,083	$4,094	$5,024	$5,774	$5,123
Gross margin	1,755	2,389	2,520	2,367	1,314	1,761	2,221	1,205
Loss from operations	(4,761)	(3,824)	(3,292)	(3,140)	(1,549)	(2,589)	(2,508)	(4,534)
Net loss	(4,778)	(3,939)	(3,394)	(3,257)	(1,589)	(2,590)	(2,526)	(4,280)
Net loss per share - basic and diluted	$(0.08)	$(0.07)	$(0.05)	$(0.05)	$(0.04)	$(0.05)	$(0.05)	$(0.08)

Included in the net losses in the first, second, third and fourth quarters of 2005 and the third and fourth quarters of 2004 were charges for inventory obsolescence of $148,000, $91,000, $39,000, $197,000, $215,000 and $381,000, respectively. Included in the net loss in the second quarter of 2004 is a charge of $300,000 for in-process research and development expense that was incurred in relation to the acquisition of Visual Circuits.

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

A data processing error understated cost of revenue and net loss by $49,000 in the third quarter of 2004 and was corrected by increasing cost of revenues and net loss in the fourth quarter of 2004 by an equal amount. Focus

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

determined that such adjustment was not material to results of either quarter.

17.                               Subsequent Event

Issuance of Senior Secured Convertible Notes

On January 27, 2006, Focus received proceeds of $10,000,000 for the issuance of senior secured convertible notes (the “Notes”) to a group of private investors. The Notes mature on January 1, 2011 and bear interest at a 10% annual rate with payment dates on June 30 and December 30 of each year. The Notes are secured by all of the assets of Focus. There were no placement agent fees or commissions payable with respect to the purchase or issuance of the Notes.

The Purchase Agreement provides that Focus may, at its discretion, elect to pay the interest due on June 30, 2006, December 30, 2006 and June 30, 2007 in cash or by issuing additional Notes for the full amount of such interest payment. The Notes are convertible at the option of the holder at any time at the initial conversion rate of one share of Focus common stock per $1.00 principal amount of Note and are redeemable, in whole or in part, at any time at Focus’ option upon 30 days’ prior written notice to the Note holders at a redemption price equal to 102% of the principal amount of the Notes then outstanding plus accrued and unpaid interest.

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

Signature	Title	Date

/s/ N. William Jasper, Jr.	Chairman of the Board	March 31, 2006
N. William Jasper, Jr.

/s/ Brett A. Moyer	President, Chief Executive	March 31, 2006
Brett A. Moyer	Officer and Director

/s/ Gary L. Williams	Principal Accounting Officer	March 31, 2006
Gary L. Williams	Vice President of Finance and CFO

/s/ Carl E. Berg	Director	March 31, 2006
Carl E. Berg

/s/ William B. Coldrick	Director	March 31, 2006
William B. Coldrick

Director
Michael D’Addio

/s/ Tommy Eng	Director	March 31, 2006
Tommy Eng

Director
Sam Runco