Form 10-Q
period 2006-03-31
FOCUS ENHANCEMENTS INC
filed 2006-05-15
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2006, or

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

Yes: ☐  No: ☒

As of May 10, 2006, there were 69.6 million shares of common stock outstanding.

Documents Incorporated by Reference: None

FOCUS ENHANCEMENTS, INC.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Focus Enhancements, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005

Net revenue	$7,133	$5,455
Cost of revenue	4,468	3,700
Gross margin	2,665	1,755

Operating expenses:
Sales, marketing and support	2,074	1,424
General and administrative	915	1,001
Research and development	2,981	3,942
Amortization of intangible assets	127	149
	6,097	6,516
Loss from operations	(3,432)	(4,761)
Interest expense, net	(199)	(13)
Value of derivative security	(4,000)	—
Change in value of derivative security	400	—
Other income	70	—
Loss before income taxes	(7,161)	(4,774)
Income tax expense	9	4
Net loss	$(7,170)	$(4,778)

Net loss per share - basic and diluted	$(0.11)	$(0.08)

Weighted average common and common equivalent shares - basic and diluted	68,155	59,081

The accompanying notes are an integral part of the condensed consolidated financial statements.

Focus Enhancements, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2006	2005
Assets

Current assets:
Cash and cash equivalents	$1,107	$637
Accounts receivable, net of allowances of $376 and $418, respectively	4,445	3,197
Inventories	4,598	3,743
Prepaid expenses and other current assets	799	759
Total current assets	10,949	8,336

Long-term assets:
Property and equipment, net	1,116	1,212
Other assets	54	54
Intangible assets, net	694	866
Goodwill	13,191	13,191
	$26,004	$23,659

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,377	$3,001
Accrued liabilities	2,883	3,292
Current portion of capital lease obligations	81	107
Borrowings under line of credit	—	2,966
Current portion of notes payable to bank	—	3
Term loan	—	2,500
Total current liabilities	7,341	11,869

Long-term liabilities:
Convertible notes	10,000	—
Derivative liability	3,600	—
Other liabilities	26	100
Capital lease obligations, net of current portion	—	10
Total liabilities	20,967	11,979

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; 3,161 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively (aggregate liquidation preference $3,917)	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 69,593,433 and 68,382,113 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	686	674
Treasury stock at cost, 497,055 shares at March 31, 2006 and December 31, 2005, respectively	(750)	(750)
Additional paid-in capital	101,639	101,297
Deferred stock-based compensation	—	(214)
Accumulated other comprehensive income	6	47
Accumulated deficit	(96,544)	(89,374)

Total stockholders’ equity	5,037	11,680

	$26,004	$23,659

The accompanying notes are an integral part of the condensed consolidated financial statements.

Focus Enhancements, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net loss	$(7,170)	$(4,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	370	329
Stock-based compensation	173	30
Convertible debt financing costs	4,000	—
Change in value of derivative security	(400)	—
Changes in assets and liabilities:
Accounts receivable	(1,236)	262
Inventories	(840)	(184)
Prepaid expenses and other assets	(96)	(49)
Accounts payable	1,371	1,567
Accrued liabilities	(454)	531
Net cash used in operating activities	(4,282)	(2,292)

Cash flows from investing activities:
Decrease in restricted cash	—	279
Purchases of property and equipment	(101)	(420)
Net cash used in investing activities	(101)	(141)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	10,000	—
Repayment of lines of credit	(2,966)	(311)
Repayment of short-term debt	(2,503)	(11)
Repayment of transaction costs related to acquisition of Visual Circuits Corporation	—	225
Proceeds from exercise of common stock options, net of issuance costs	357	(14)
Payments under capital lease obligations	(36)	—
Proceeds from issuance of escrow stock related to acquisition of COMO Computer and Motion GmbH	—	191
Borrowings under lines of credit	—	2,493
Net cash provided by financing activities	4,852	2,573

Effect of exchange rate changes on cash and cash equivalents	1	12

Increase in cash and cash equivalents	470	152
Cash and cash equivalents at beginning of period	637	3,363
Cash and cash equivalents at end of period	$1,107	$3,515

Focus Enhancements, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(In thousands)

(Unaudited)

	Three Months Ended
Supplemental Cash Flow Information	March 31, 2006	March 31, 2005

Acquisition of property and equipment through capital leases	$—	$190
Issuance of common stock in connection with earn out agreement with COMO	$38	$38

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Description of Business

Focus Enhancements Inc. (“Focus” or “the Company”), headquartered in Campbell, California, is a leading designer of solutions in advanced, proprietary video and wireless video technologies. Focus’ Semiconductor group develops integrated circuits (ICs) for high-performance applications in the video convergence market, including IPTV set-top boxes and portable media players. Focus is currently developing a wireless IC chip set based on the WiMedia Ultra Wideband (“UWB”) standard and designed to be compatible with Wireless USB and used in personal computer (PC), consumer electronics and mobile electronics applications. Focus’ System group develops video products for the digital media markets, with customers in the broadcast, video production, digital signage and digital asset management markets.

2.                                      Basis of Presentation – Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Focus have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Focus’ financial position, operating results and cash flows for the periods presented. The results of operations and cash flows for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any future period.

The condensed consolidated financial statements of Focus as of March 31, 2006 and for the three-month periods ended March 31, 2006 and 2005 are unaudited and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005, included in Focus’ Annual Report on Form 10-K for the year ended December 31, 2005.

3.                                      Equity-Based Compensation

Prior to January 1, 2006, Focus accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with Accounting Principles Board (“APB”) Opinion No. 25 and Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No.148 “Accounting for Stock-Based Compensation—Transition and Disclosures”. Employee stock options granted by Focus with an exercise price equal to the grant date fair value of the Company’s stock had no intrinsic value and therefore no expense was recorded for these options under APB Opinion No. 25. Grants of restricted stock awards were measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock with such value recognized as an expense over the corresponding vesting period of the award.

On January 1, 2006, Focus adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards issued to employees. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award. Focus adopted SFAS 123R using the modified prospective approach and therefore prior periods have not been restated to reflect the impact of SFAS 123R. Under SFAS 123R, stock-based awards granted prior to its adoption will be expensed over the remaining portion of their requisite service period. These awards will be expensed under the accelerated amortization method using the same fair value measurements that were used in calculating pro forma stock-based compensation expense under SFAS 123. For stock-based awards granted on or after January 1, 2006, Focus will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a four year vesting period. SFAS 123R requires that the deferred stock-based compensation on the condensed consolidated balance sheets on the date of adoption be netted against additional paid-in capital. As of December 31,

2005, there was a balance of $214,000 of deferred stock-based compensation, which was netted against additional paid-in capital on January 1, 2006.

For the three months ended March 31, 2006, Focus recorded stock-based compensation expense related to stock options and restricted stock awards of $173,000, of which $22,000 related to restricted stock awards that would have been included in Focus’ condensed consolidated statements of operations under the provisions of APB 25. As a result of adopting SFAS 123R, Focus’ net loss was increased by $151,000. The implementation of SFAS 123R did not affect basic and diluted net loss per share nor cash flows from operations for the three months ended March 31, 2006. For the three months ended March 31, 2005, Focus recognized $7,000 of stock-based compensation expense under the intrinsic value method.

Stock Options

The exercise price of each stock option equals the market price of Focus’ common stock on the date of grant. Option grants generally vest over four years and expire 10 years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in the model are outlined in the following table:

Three Months Ended March 31, 2006

Average computed life of options	3-4 years
Risk-free rate of interest	4.56% - 4.58%
Volatility of common stock	81%
Dividend yield	0%

A summary of activity related to Focus’ stock option incentive plans for the three months ended March 31, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000s)

Options outstanding at beginning of year	7,253,787	$1.10
Options granted	548,574	$0.68
Options exercised	(653,012)	$0.56
Options canceled	(153,357)	$0.89

Options outstanding at March 31, 2006	6,995,992	$1.12	5.5	$32

Options exercisable and expected to be exercisable at March 31, 2006	6,642,767	$1.12	5.3	$31

Options exercisable at March 31, 2006	4,692,722	$1.18	4.1	$31

The weighted average grant date fair value of options granted in the three months ended March 31, 2006 was $0.44 per share. The intrinsic value of options exercised during the three months ended March 31, 2006 was $49,000. The total fair value of options that vested during the quarter ended March 31, 2006 was $189,000. At March 31, 2006, Focus had $817,000 of unrecognized compensation expense, net of estimated forfeitures, related to stock option plans, which will be recognized over the weighted average period of 2.9 years. Cash received from stock option exercises was $367,000 for the three months ended March 31, 2006.

Restricted Stock Awards

A summary of activity related to Focus’ restricted stock awards for the three months ended March 31, 2006 is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000s)

Non-vested restricted stock shares outstanding at beginning of year	245,000	$1.11
Restricted stock shares granted	535,176	$0.68
Restricted stock shares vested	(61,250)	$1.11

Non-vested restricted stock shares outstanding at March 31, 2006	718,926	$0.79	3.6	$474

Non-vested restricted stock shares expected to vest at March 31, 2006	545,004	$0.84	3.2	$360

At March 31, 2006, Focus had $388,000 of unrecognized compensation expense, net of forfeitures, related to restricted stock awards, which will be recognized over the weighted average period of 3.6 years.

Pro Forma Information under SFAS 123 for the Three Months Ended March 31, 2005

Prior to 2006, Focus followed the disclosure-only provisions of SFAS 123. The following table illustrates the effect on net loss and net loss per share for the three months ended March 31, 2005 had the fair value recognition provisions of SFAS 123 been applied to options granted under Focus’ equity-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods. If Focus had recognized the expense of equity programs in the consolidated statement of operations, additional paid-in capital would have increased by a corresponding amount.

(In thousands, except per share data)	Three Months Ended March 31, 2005

Reported net loss	$(4,778)
Stock-based compensation determined under fair value method for all awards, net of related tax effects	(369)

Pro forma net loss	$(5,147)

Reported net loss per share	$(0.08)
Stock-based compensation determined under fair value method for all awards, net of related tax effects	(0.01)

Basic and diluted pro forma net loss per share	$(0.09)

For purposes of the weighted average estimated fair value calculations, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

Three Months Ended March 31, 2005

Average computed life of options	1-6 years
Risk-free rate of interest	3.0%-3.8%
Volatility of common stock	88%
Dividend yield	0%

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was $0.60 per share for the three months ended March 31, 2005.

4.                                      Net Loss per Share

Basic net loss per share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period, if dilutive. Options to purchase 6,995,992 and 7,707,010 shares of common stock, unvested shares of restricted stock of 718,926 and 245,000, warrants to purchase 6,056,865 and 3,311,768 shares of common stock and 3,161 shares of preferred stock convertible into 3,161,000 shares of common stock were outstanding at March 31, 2006 and 2005, respectively, but were not included in the computation of diluted net loss per share as the effect would have been anti-dilutive. In addition, convertible notes that are convertible into 10,000,000 shares of common stock were outstanding at March 31, 2006, but were not included in the computation of diluted net loss per share as the effect would have been anti-dilutive.

5.                                      Significant Customers

No customer accounted for more than 10% of Focus’ revenue in the three months ended March 31, 2006. Sales to one customer accounted for 15% of Focus’ revenue in the three months ended March 31, 2005.

Three customers had accounts receivable balances in excess of 10% of Focus’ total accounts receivable at March 31, 2006. These customers accounted for 38% of Focus’ total accounts receivable at that date. As of December 31, 2005, two distributors each represented approximately 12% of Focus’ accounts receivable.

6.                                      Management’s Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2006 and the year ended December 31, 2005, Focus incurred net losses of $7.2 million and $15.4 million, respectively, and used net cash in operating activities of $4.3 million and $12.5 million, respectively. These results indicate that Focus may potentially be unable to continue as a going concern.

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

Focus received gross proceeds of $10.0 million from the issuance of secured convertible notes to a group of private investors in January 2006. While management believes that these funds, along with the cash flow generated by Focus’

expanding Systems business, should be adequate to enable Focus to complete its Ultra Wideband (“UWB”) engineering development and launch commercialization of its UWB products, depending upon the results and timing of its UWB initiative and the profitability of its Systems business, Focus may need to raise further capital in 2006. There can be no assurance that sufficient funds will be raised. Moreover, any equity financing or convertible debt financing would result in dilution to Focus’ existing stockholders and could have a negative effect on the market price of its common stock. Furthermore, any additional debt financing will result in higher interest expense.

There is no assurance that management’s plans will be successful or if successful, that they will result in Focus continuing as a going concern.

7.                                      Goodwill and Intangible Assets

Goodwill as of March 31, 2006 and December 31, 2005 included the following:

(In thousands)	Goodwill

Videonics	$5,070
Tview	121
COMO	1,104
Visual Circuits	6,896

$13,191

The following tables provide a summary of the carrying amounts of intangible assets:

	March 31, 2006
		Accumulated	Net
(In thousands)	Gross Amount	Amortization	Amount

Existing technology	$3,945	$(3,251)	$694
Tradename	176	(176)	—

	$4,121	$(3,427)	$694

	December 31, 2005
		Accumulated	Net
(In thousands)	Gross Amount	Amortization	Amount

Existing technology	$3,945	$(3,079)	$866
Tradename	176	(176)	—

	$4,121	$(3,255)	$866

The total expected future amortization related to intangible assets is provided in the table below:

(In thousands)	Amortization

Nine months ending December 31, 2006	$637
Fiscal year 2007	57

$694

8.                                      Inventories

Inventories are stated at lower of cost (first-in, first-out) or market:

(In thousands)	March 31, 2006	December 31, 2005

Raw materials	$2,561	$2,427
Work in process	96	146
Finished goods	1,941	1,170

	$4,598	$3,743

9.                                      Borrowings

(In thousands)	March 31, 2006	December 31, 2005

Short-term debt:
Current portion of notes payable to bank	$—	$3
Term loan	—	2,500
Accounts receivable-based line of credit	—	2,966
	—	5,469
Long-term debt:
Convertible notes	10,000	—

	$10,000	$5,469

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

The credit line is subject to ongoing covenants including a covenant based on operating results. Borrowings under the credit line bear interest at a rate of prime plus 1%, which was 8.75% at March 31, 2006. At March 31, 2006, there was no outstanding balance on this credit line and Focus had the ability to borrow the maximum available amount of $4.0 million.

Term Loan

On June 28, 2005, Focus signed a term loan agreement with Greater Bay Bank under which Focus can borrow up to $2.5 million. The term loan has a maturity date of December 24, 2006. Mr. Berg has personally guaranteed the loan, which is interest only until maturity and is in addition to Focus’ existing $4.0 million accounts receivable based secured line of credit that Focus has with this bank. Interest is payable under this term loan at prime plus 1%, which was 8.75% at March 31, 2006. At March 31, 2006, there was no outstanding balance under this term loan.

Convertible Notes and Derivative Liability

On January 27, 2006, Focus issued $10.0 million in aggregate principal amount of 10% secured convertible notes due January 1, 2011 to certain purchasers. The following are the key features of the notes:

•                  Interest accrues on the principal amount of the notes at a rate of 10% per annum, payable semi-annually on June 30 and December 30 of each year.

•                  Interest due on the first three semi-annual payments may, at the issuers option, be paid in the form of a note with the same terms and conditions of the original notes, including conversion rights.

•                  The notes are convertible, at the option of the holder, into shares of Focus’ common stock at a conversion price of $1.00 per share. The conversion price is subject to adjustment for stock splits, reverse stock splits, recapitalizations and similar corporate actions.

•                  The notes are secured by all of the assets of Focus in accordance with the terms and subject to the conditions contained in a security agreement entered into concurrent with the issuance of the notes.

•                  The notes are redeemable, at the option of Focus, at any time at a redemption price equal to 102% times the face rate of the notes, plus any accrued interest.

•                  Upon a fundamental change, which includes a change in control of Focus, each holder of the notes may require Focus to repurchase all of its debt at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest

Pursuant to the Registration Rights Agreement with the Purchasers dated January 24, 2006 (the “Registration Rights Agreement”), Focus agreed to file a resale registration statement covering the resale of the shares issuable to the investors upon the conversion of the notes. The due date may accelerate in the event Focus commences any case relating to bankruptcy or insolvency, or related events of default.

Pursuant to the Registration Rights Agreement, Focus agreed to file a resale registration statement on Form S-3 covering the resale of the shares issuable to the investors upon the conversion of the notes. On May 10, 2006, the registration statement filed by Focus to register the shares underlying the notes was declared effective by the Securities and Exchange Commission as required by the Registration Rights Agreements. Focus must maintain an effective registration statement until the earlier to occur of (i) the date after which all the shares registered there under have been sold or (ii) the date all shares underlying the notes may be sold without volume restrictions pursuant to Rule 144(k). Subject to certain conditions, the holders of the convertible notes may, at their election, exchange the notes for interests in an entity or entities to which Focus’ semiconductor business is spun off, if such an event occurs prior to July 24, 2007, at a conversion rate equal to 1% of voting interests in such other entity for every $400,000 of note principal, up to a collective maximum of 25% of the voting power of such other entity. As of March 31, 2006, no date has been set for the potential spin-off nor have the exact assets and liabilities to be included in such a spin-off been determined.

Pursuant to Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), Focus evaluated the registration rights agreement and concluded that it triggers the “settlement in cash” assumption that underlies the separate evaluation of the derivative elements of the contract. There is no alternative settlement option in the registration rights agreement, even though the agreement is quiet as to penalties. The agreement represents a contingent liability that must be considered if registration is not successfully maintained. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“SFAS 133”), Focus determined that the conversion feature of the notes met the criteria of an embedded derivative and therefore the conversion feature of the debt needed to be bifurcated and accounted for as a derivative.

The conversion feature fails to qualify for equity classification under EITF 00-19, and must be accounted for as a derivative liability. Focus accounts for derivative financial instruments in accordance with SFAS 133. Derivative financial instruments are recorded as liabilities in the condensed consolidated balance sheets and measured at fair value. When available, quoted market prices are used in determining fair value. However, if quoted market prices are not available, Focus estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be revalued each quarter with the change in fair value recorded in the statement of operations.

Using a binomial options valuation model, the fair value of the conversion option within the convertible notes was initially computed at $4.0 million. The model used several assumptions including: historical stock price volatility (utilizing a five-year period), risk-free interest rate (4.50%), remaining time to maturity and the closing price of Focus’ common stock, to determine the estimated fair value of the derivative liability. The value of this embedded derivative instrument was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a discount to the initial carrying amount of the convertible notes. The $4.0 million discount was immediately expensed in the condensed consolidated statements of operations as value of derivative security as the notes may be converted to common stock at any time after issuance.

At March 31, 2006, Focus revalued the derivative liability based on the closing price of Focus’ common stock of $0.66, the remaining term coinciding with the contract and utilizing a volatility of 87%. For the three months ended March 31, 2006, due in part to a decrease in the market value of Focus’ common stock, Focus recorded a $400,000 gain for the change in the fair value of the derivative liability.

The recorded value of the derivative liability can fluctuate significantly based on fluctuations in the fair value of Focus’ common stock, as well as in the volatility of the stock price during the term used for observation and the term. Accordingly, these fluctuations can create significant income and expense items in Focus’ consolidated financial statements.

10.                               Commitments and Contingencies

Research and Development Agreements

In October 2004, Focus entered into a design services contract under which Focus agreed to pay $2.9 million to a third party for the design and development of high performance UWB integrated circuits. The contract amount was subsequently increased to $3.3 million. Payments are made upon the completion of specific milestones by the third party, which are expected to be completed by June 2006. For the three months ended March 31, 2006 and 2005, $292,000 and $850,000, respectively, was charged to research and development expense based on the level of effort incurred by the third party. At March 31, 2006, $5,000 was included within prepaid expenses and other current assets.

In July 2005, Focus entered into a development agreement with a customer under which the customer agreed to pay Focus for the joint development by Focus and the customer of a custom product. The customer agreed to pay Focus $600,000 in four installments of $150,000 at the completion of specific milestones. For the three months ended March 31, 2006, $217,000 was recognized as revenue based on the level of effort incurred by Focus and $274,000 of development expense was recorded in cost of revenue. An amount of $104,000 was recorded in accounts receivable at March 31, 2006, representing the difference between the amount received from the customer of $450,000 and the total revenue recognized from the inception of the project.

Leases

Focus leases office facilities and certain equipment under operating and capital leases. Under the lease agreements, Focus is obligated to pay for utilities, taxes, insurance and maintenance.

Minimum lease commitments at March 31, 2006 were as follows:

	Operating Lease	Capital Lease
(In thousands)	Commitments	Commitments

2006	$417	$76
2007	522	10
2008	182	—
2009	190	—
2010	114	—

	$1,425	86

Less: amount representing interest		(5)

Present value of future minimum future lease payments		$81

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

At March 31, 2006, Focus had issued non-cancelable purchase orders for approximately $2.3 million to purchase finished goods from its contract manufacturers, and had not incurred any significant liability for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

General

From time-to-time, Focus is party to certain other claims and legal proceedings that arise in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on Focus’ financial position or results of operation.

11.                               Stockholders’ Equity

As part of the acquisition of COMO Computer & Motion GmbH (“COMO”) on February 27, 2004, Focus agreed to issue an additional 46,266 shares of its common stock to COMO’s shareholders, in the event certain conditions were met at the end of 2004 and 2005. These relevant conditions were met, and accordingly, 23,134 shares were issued to COMO’s former shareholders in March 2005 and 23,132 shares were issued in February 2006.

As of March 31, 2006, Focus was obligated under certain circumstances, to issue the following additional shares of common stock pursuant to derivative securities, instruments or agreements:

Shares of
(In thousands)	Common Stock

Options to purchase common stock	6,996
Warrants to purchase common stock	6,057
Preferred stock convertible into common stock	3,161
Convertible notes	10,000

26,214

12.                               Related Party Transactions

Carl Berg

In December 2002, Mr. Berg provided Samsung Semiconductor Inc., Focus’ contracted Application Specific Integrated Circuit (“ASIC”) manufacturer, with a personal guarantee to secure Focus’ working capital requirements for ASIC purchase order fulfillment. Mr. Berg agreed to provide the personal guarantee on Focus’ behalf without additional cost or collateral, as Mr. Berg maintains a secured priority interest in substantially all of Focus’ assets. At March 31, 2006, Focus owed Samsung $442,000, under net 30 terms.

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

In connection with the $10.0 million convertible note financing completed in January 2006, Focus entered into an amendment to the Intercreditor Agreement by and among Greater Bay Bank, Mr. Berg and Focus, pursuant to which Greater Bay Bank, Mr. Berg and the holders of the notes have defined their relative rights and priorities with respect to the shared collateral, with Greater Bay Bank having a first priority security interest in certain specified collateral of Focus and an Intercreditor Agreement specifying the shared interests of the note holders and Mr. Berg in the collateral securing both the notes (all of Focus’ assets) and Mr. Berg’s guaranty of Focus’ obligations to Greater Bay Bank, subject to the priority security interest of the Greater Bay Bank.

Dolby Laboratories Inc.

N. William Jasper Jr., who is the Chairman of Focus’ Board of Directors, is also the President and Chief Executive Officer of Dolby Laboratories, Inc. (“Dolby”), a signal processing technology company located in San Francisco, California. Focus is required to submit quarterly royalty payments to Dolby based on Dolby technology incorporated into certain products. For the three months ended March 31, 2006 and 2005, Focus paid Dolby nil and $3,000 in royalties, respectively, which were recorded in cost of revenue.

Norman Schlomka

Norman Schlomka, General Manager of COMO and an executive officer of Focus since February 2006, owns one third of the building that COMO partially occupies. For both the three-month periods ended March 31, 2006 and 2005, Focus paid rent of approximately $15,000 related to this building.

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

	Three Months Ended March 31, 2006
	Systems	Semiconductor	Total

Net revenue	$5,752	$1,381	$7,133
Cost of revenue	3,673	795	4,468
Gross margin	2,079	586	2,665

Operating expenses:
Sales, marketing and support	1,583	491	2,074
General and administrative	605	310	915
Research and development	656	2,325	2,981
Amortization of intangible assets	82	45	127
	2,926	3,171	6,097
Loss from operations	$(847)	$(2,585)	$(3,432)

	Three Months Ended March 31, 2005
	Systems	Semiconductor	Total

Net revenue	$4,964	$491	$5,455
Cost of revenue	3,441	259	3,700
Gross margin	1,523	232	1,755

Operating expenses:
Sales, marketing and support	1,093	331	1,424
General and administrative	662	339	1,001
Research and development	1,082	2,860	3,942
Amortization of intangible assets	86	63	149
	2,923	3,593	6,516
Loss from operations	$(1,400)	$(3,361)	$(4,761)

14.                               Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Instruments – an amendment of FASB Statements No. 133 and 140”. SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 gives entities the option of applying fair value accounting to certain hybrid financial instruments in their entirety if they contain certain embedded derivatives that would otherwise require bifurcation under SFAS 133. SFAS 155 will be effective as of January 1, 2007. Focus is currently assessing the impact that SFAS 155 may have on its consolidated financial statements.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Focus’ Annual Report on Form 10-K for the year ended December 31, 2005 and Item 1A—“Risk Factors”—contained therein.

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

In particular, statements contained in this document that are not historical facts (including, but not limited to, statements concerning anticipated revenues, anticipated operating expense levels, capital resources and liquidity outlook, potential new products and orders, and such expense levels relative to our total revenues) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results of operations and financial condition have varied and may in the future vary significantly and materially from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the availability of capital to fund our future cash needs, reliance on major customers, history of operating losses, market acceptance of our products, technological obsolescence, competition, successful integration of acquisitions, component supply problems and protection of proprietary information, the unpredictability of costs to develop new technologies, as well as the accuracy of our internal estimates of revenue and operating expense levels. For a discussion of these factors and some of the factors that might cause such a difference see also Item 1A of our Form 10-K under the heading “Risk Factors” and those described from time to time in our other reports filed with the Securities and Exchange Commission. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

RESULTS OF OPERATIONS

Net revenue

	Three Months Ended
(Dollars in thousands)	March 31, 2006	March 31, 2005	Increase	% increase

System products	$5,752	$4,964	$788	15.9%
Semiconductor products	1,381	491	890	181.3%

	$7,133	$5,455	$1,678	30.8%

Revenue for the three months ended March 31, 2006 was $7.1 million, an increase of $1.7 million, or 31 percent, compared with the three months ended March 31, 2005.

For the three months ended March 31, 2006, net sales of system products to distributors, retailers and Value Added Resellers, were approximately $5.8 million compared to $5.0 million for the same period in 2005, an increase of $788,000. This increase in sales of systems products mainly reflects sales of our FS-4, which was introduced in the first quarter of 2005, and the release of high definition variations of the FS-4 in the first quarter of 2006.

Sales of semiconductor products to distributors and OEM customers were approximately $1.4 million in the three months ended March 31, 2006, compared to $491,000 for the same period in 2005, an increase of $890,000. This increase reflects continued increasing demand by our customers incorporating our video convergence chips in their internet protocol television (IPTV) set-top box and portable media player (PMP) designs.

As of March 31, 2006, we had a sales order backlog of approximately $2.8 million, an increase of $2.3 million when compared to the fourth quarter of 2005. The increase in sales order backlog reflects orders for our video convergence chips and orders for our high definition Firestore products.

No customer accounted for more than 10% of our revenue in the three months ended March 31, 2006. Sales to one customer accounted for 15% of our revenue in the three months ended March 31, 2005.

Gross margin

	Three Months Ended
(Dollars in thousands)	March 31, 2006	March 31, 2005

Gross margin	$2,665	$1,755

Gross margin rate	37.4%	32.2%

Our gross margin rate for the three months ended March 31, 2006 increased to 37.4% from 32.2% for the three months ended March 31, 2005, an increase of 5.2 percentage points. This increase in the gross margin rate mainly reflects the increase in sales volume and to a lesser extent reduced operational costs.

Operating expenses

	Three Months Ended
(Dollars in thousands)	March 31, 2006		March 31, 2005		Increase / (decrease)
		% of		% of		% of
		revenue		revenue		revenue

Sales, marketing and support	$2,074	29.1%	$1,424	26.1%	$650	3.0%
General and administrative	915	12.8%	1,001	18.4%	(86)	-5.6%
Research and development	2,981	41.8%	3,942	72.3%	(961)	-30.5%
Amortization of intangible assets	127	1.8%	149	2.7%	(22)	-0.9%

	$6,097	85.5%	$6,516	119.5%	$(419)	-34.0%

Sales, marketing and support

Sales, marketing and support expenses for the three months ended March 31, 2006 were $2.1 million, an increase of $650,000 from $1.4 million in the three months ended March 31, 2005.

The increase in sales, marketing and support expenses mainly reflects an increase in salary expense of $330,000 resulting from an overall increase in headcount of nine employees mainly in our Systems customer support department and Semiconductor sales department. Also contributing to the increase in sales, marketing and support expenses was an increase in commission expense, reflecting the increase in sales revenue.

General and administrative

General and administrative expenses for the three months ended March 31, 2006 were $915,000, a decrease of $86,000 from $1.0 million for the three months ended March 31, 2005.

The decrease in general and administrative expenses was mainly due to a decrease in auditing, legal and other professional fees, partially offset by stock-based compensation expense of $73,000 resulting from the adoption of SFAS No. 123 (revised 2004), Share-Based Payment (see Note 3, “Equity-Based Compensation”).

Research and development

Research and development expenses for the three months ended March 31, 2006 were $3.0 million, a decrease of $961,000 from $3.9 million for the three months ended March 31, 2005.

The decrease in research and development expenses mainly reflects a decrease in payroll expense of $358,000 and consulting expenses of $808,000, partially offset by material and prototyping charges of $380,000 related to our UWB initiative. The decrease in payroll expense mainly reflects a reduction in headcount of 13 employees and the classification of expenses related to a certain engineering project in cost of revenue. The decrease in consulting expense is due to the UWB development project nearing completion.

Amortization

Amortization expense was recorded as follows:

	Three Months Ended
(In thousands)	March 31, 2006	March 31, 2005	Decrease

Cost of revenue	$45	$45	$—
Operating expenses	127	149	(22)

	$172	$194	$(22)

Amortization expense for the three months ended March 31, 2006 was $172,000, a decrease of $22,000 from $194,000 for the three months ended March 31, 2005. The decrease in amortization expense reflects the completion of amortization for certain intangible assets associated with our acquisition of Videonics in January 2001.

Non-Operating Items

	Three Months Ended
	March 31,	March 31,	Decrease /
(Dollars in thousands)	2006	2005	(Increase)

Interest expense, net	$(199)	$(13)	$186

Value of derivative security	$(4,000)	$—	$4,000

Change in value of derivative security	$400	$—	$(400)

Other income, net	$70	$—	$70

Net interest expense for the three months ended March 31, 2006 was $199,000, compared to $13,000 in the three months ended March 31, 2005. The increase in net interest expense reflects interest expense on our $10.0 million convertible notes from the date of issuance of January 27, 2006, and interest expense on a previously outstanding term loan balance of $2.5 million and an outstanding accounts-receivable based line of credit facility balance of $3.0 million. A portion of the funds received from the issuance of the convertible notes were used to pay down the credit facility and term loan balances.

The $4.0 million derivative liability represents the fair value of the conversion option calculated in connection with the $10.0 million convertible notes issued in January 2006. The value of the conversion option was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a discount to the initial carrying amount of the convertible notes. The $4.0 million discount was immediately expensed in the condensed consolidated statements of operations as value of derivative security as the notes may be converted to common stock at any time after issuance.

The change in value of the derivative security represents the difference between the fair value of the derivative liability when the convertible notes were issued and the fair value of the derivative liability at March 31, 2006. The revaluation of the derivative liability resulted in a $400,000 gain in the three months ended March 31, 2006.

Other income for the three months ended March 31, 2006 consists mainly of income associated with exchange rate differences related to transactions denominated in Euros.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2006 and the year ended December 31, 2005, we incurred net losses of $7.2 million and $15.4 million, respectively, and used cash in operating activities of $4.3 million, and $12.5 million, respectively. These factors indicate that we may potentially be unable to continue as a going concern.

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

First Quarter of Fiscal Year 2006 compared to the First Quarter of Fiscal Year 2005

(Dollars in thousands)	March 31, 2006	December 31, 2005

Cash and cash equivalents	$1,107	$637
Working capital	$3,608	$(3,533)
Days sales outstanding (DSO)	48.2	48.1
Inventory turns - annualized	3.9	4.1

	Three Months Ended
	March 31, 2006	March 31, 2005

Net cash used in operating activities	$(4,282)	$(2,292)
Net cash used in investing activities	$(101)	$(141)
Net cash provided by financing activities	$4,852	$2,573

Net cash used in operating activities

	Three Months Ended,
	March 31, 2006	March 31, 2005	Change in
	cash (used),	cash (used),	cash (used),
(In thousands)	provided	provided	provided

Net loss	$(7,170)	$(4,778)	$(2,392)
Non-cash income statement items	4,143	359	3,784
	(3,027)	(4,419)	1,392

Changes in working capital	(1,255)	2,127	(3,382)

	$(4,282)	$(2,292)	$(1,990)

Net cash used in operating activities for the three months ended March 31, 2006 and 2005 was $4.3 million and $2.3 million, respectively. The increase in net cash used in operating activities mainly reflects an increase in cash used for accounts receivable, inventories and accrued liabilities, partially offset by a decrease in net loss adjusted for non-cash items and an increase in accounts payable. The increase in accounts receivable reflects an increase in sales in the three months ended March 31, 2006. The increase in inventories reflects the timing of new product shipments and our increased sales forecast for the remainder of the 2006 year. The increase in cash used for other accrued liabilities mainly reflects timing of payments related to our UWB investment.

Three customers had accounts receivable balances in excess of 10% of our total accounts receivable at March 31, 2006. These customers accounted for 38% of our total accounts receivable at that date.

We expect that our operating cash flows may fluctuate in future periods as a result of fluctuations in our operating results, shipment timetable and accounts receivable collections, inventory management, and the timing of payments among other factors.

Net cash used in investing activities

Net cash used in investing activities was $101,000 for the three months ended March 31, 2006, compared to $141,000 used in the three months ended March 31, 2005. The decrease in cash used in investing activities mainly reflects a decrease in purchases of equipment and design tools related to our investment in UWB technology.

Net cash provided by financing activities

Net cash provided by financing activities was $4.9 million for the three months ended March 31, 2006, compared to $2.6 million for the three months ended March 31, 2005. The net cash provided by financing activities in the three months ended March 31, 2006 mainly consists of proceeds of $10.0 million from the issuance of convertible notes, partially offset by the repayment of a $3.0 million accounts-receivable based line of credit and a $2.5 million term loan. The net cash provided by financing activities in the three months ended March 31, 2005 mainly consist of borrowings under lines of credit of $2.5 million.

Capital Resources and Liquidity Outlook

We have incurred losses and used net cash in operating activities for the three months ended March 31, 2006 and each of the two years in the period ended December 31, 2005, and as such, have been dependent upon raising money for short- and long-term cash needs through debt, proceeds from the exercise of options and warrants, and the sale of our securities in private placements.

For the year ended December 31, 2005, we received approximately $4.5 million in proceeds from the sale of approximately 7.4 million shares of our common stock in private placement transactions.

In November 2004, we obtained a revolving $4.0 million bank credit line under which we can borrow up to 90% of our eligible outstanding accounts receivable, excluding accounts receivable of COMO. Carl Berg, a Company director and shareholder, provided a personal guarantee to secure this credit line. In connection with this credit line, the Greater Bay Bank obtained a first priority security interest on our accounts receivable through an agreement with Mr. Berg, which enabled Mr. Berg to retain his existing security interest in all of our assets while subordinating to Greater Bay Bank his security interest in our accounts receivable. The bank credit line is subject to ongoing covenants, including a covenant related to operating results. Interest is payable under this loan at prime plus 1%. At March 31, 2006, there was no outstanding balance on this credit line and the maximum amount of $4.0 million was available to borrow. The credit line expires on December 24, 2006.

On June 28, 2005, we signed a term loan agreement with Greater Bay Bank under which we can borrow up to $2.5 million. The term loan has a maturity date of December 24, 2006, is interest only until maturity and is in addition to our existing $4.0 million accounts receivable based secured line of credit facility described above with this same bank. Interest is payable under this loan at prime plus 1%. At March 31, 2006, there was no outstanding balance under this term loan and the maximum amount of $2.5 million was available to borrow.

On January 27, 2006, we raised gross proceeds of $10.0 million from the issuance of secured convertible notes to a group of private investors. While we believe that these funds, along with the cash flow generated by our expanding Systems business, should be adequate to enable us to complete our UWB engineering development and launch commercialization of UWB products, depending upon the results and timing of our UWB initiative and the profitability of our Systems business, we may need to raise further capital in 2006. There can be no assurance that sufficient funds will be raised. Moreover, any equity financing or convertible debt financing would result in dilution to our existing stockholders and could have a negative effect on the market price of our common stock. Furthermore, any additional debt financing will result in higher interest expense.

Summary of Certain Contractual Obligations as of March 31, 2006

(In thousands)	< 1 year	1-3 years	3-5 years	Total

Capital and operating leases (including interest)	$633	$620	$258	$1,511
Inventory purchase commitments	2,257	—	—	2,257
Convertible notes	—	—	10,000	10,000
Interest expense on convertible notes	1,000	2,000	917	3,917

	$3,890	$2,620	$11,175	$17,685

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At March 31, 2006, we did not hold any short-term investments that would be exposed to market risk from adverse movements in interest rates.

At March 31, 2006, our outstanding debt obligations consisted of secured convertible notes of $10.0 million – see Note 9, “Borrowings”. A fixed interest rate is applicable to these debt obligations of 10.0% per annum.

Foreign Currency Risk

Gains or losses related to foreign exchange currency transactions were not material for the periods ended March 31, 2006 and 2005.

Item 4. Controls and Procedures

Management of the Company, with the participation of the President and Chief Executive Officer and the Chief Financial Officer (its principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of the end of the period covered by this Report.

Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the President and Chief Executive Officer and the Chief Financial Officer of Focus, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during our first fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We will be required to evaluate our internal controls over financial reporting and prepare a management assessment on our internal controls in order to comply with the requirements of the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 requires that the management assessment of our internal controls be audited. We estimate the cost of meeting these requirements will be approximately $750,000. We will be required to meet these requirements by December 31, 2006 if our non-affiliate market capitalization, adjusted for certain items, is greater than $75 million on June 30, 2006. Otherwise, we will have to meet the requirements by December 31, 2007.

PART II - OTHER INFORMATION

Item 1.                                   Legal Proceedings

From time to time, Focus is party to certain other claims and legal proceedings that arise in the ordinary course of business of which, in the opinion of management, do not have a material adverse effect on Focus’ financial position or results of operation.

Item 1A. Risk Factors

Except as described below, there have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. You should carefully consider the risks identified therein any of which could materially affect our business, financial condition or future results.

From March to August of 2005 and November 2005 to early May 2006, our common stock did not meet the minimum bid price requirement to remain listed on the Nasdaq Capital Market. If we were to be delisted, it could make trading in our stock more difficult.

Our voting common stock is traded on the Nasdaq Capital Market. There are various quantitative listing requirements for a company to remain listed on the Nasdaq Capital Market, including maintaining a minimum bid price of $1.00 per share of common stock and maintaining stockholders’ equity of $2.5 million. On November 23, 2005, the Nasdaq Stock Market notified us that for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share price requirement for continued inclusion under Nasdaq Marketplace Rules. We were given until May 22, 2006 to regain compliance with the Nasdaq Capital Market $1.00 minimum bid price rule. On May 10, 2006, we received notification from Nasdaq that we had regained compliance and the matter was closed.

At March 31, 2006, we had total stockholders’ equity of $5.0 million. To the extent we incur net losses and do not raise additional capital, our stockholders’ equity will be reduced.

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

At May 10, 2006, we had 3,161 shares of preferred shares issued and outstanding, 5,592,644 warrants and 6,977,936 options outstanding, and $10.0 million of convertible notes, which are all exercisable into shares of common stock. The 3,161 shares of preferred stock are convertible into 3,161,000 shares of our voting common stock and the convertible notes are convertible into 10,000,000 shares of common stock. Furthermore, at May 10, 2006, 797,897 additional shares of common stock were available for grant to our employees, officers, directors and consultants under our current stock option and incentive plans. We also may issue additional shares in acquisitions. Any additional grant of options under existing or future plans or issuance of shares in connection with an acquisition will further dilute existing stockholders.

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

May 15, 2006 Focus Enhancements, Inc.
Date		Registrant

	By:	/s/	Brett A. Moyer
Brett A. Moyer
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/	Gary L. Williams
Gary L. Williams
Executive Vice President of Finance,
Chief Financial Officer
(Principal Accounting Officer)