Form 10-Q
period 2006-06-30
FOCUS ENHANCEMENTS INC
filed 2006-08-14
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2006, or

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

Yes: ☐  No: ☒

As of August 8, 2006, there were 69,909,744 shares of common stock outstanding.

Documents Incorporated by Reference: None

FOCUS ENHANCEMENTS, INC.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Focus Enhancements, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Net revenue	$8,457	$6,133	$15,590	$11,588
Cost of revenue	4,670	3,744	9,138	7,444
Gross margin	3,787	2,389	6,452	4,144

Operating expenses:
Sales, marketing and support	2,548	1,751	4,622	3,175
General and administrative	1,065	994	1,980	1,995
Research and development	2,866	3,341	5,847	7,283
Amortization of intangible assets	127	127	254	276
	6,606	6,213	12,703	12,729
Loss from operations	(2,819)	(3,824)	(6,251)	(8,585)
Interest expense, net	(292)	(68)	(491)	(81)
Value of derivative security	—	—	(4,000)	—
Change in value of derivative security	(1,761)	—	(1,361)	—
Other income (expense), net	(2)	(40)	68	(40)
Loss before income tax expense	(4,874)	(3,932)	(12,035)	(8,706)
Income tax expense	—	7	9	11
Net loss	$(4,874)	$(3,939)	$(12,044)	$(8,717)

Net loss per share
Basic and diluted	$(0.07)	$(0.07)	$(0.18)	$(0.15)

Weighted average number of shares used in per share calculations:
Basic and diluted	68,755	59,893	68,455	59,487

The accompanying notes are an integral part of the condensed consolidated financial statements.

Focus Enhancements, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2006	2005
Assets

Current assets:
Cash and cash equivalents	$866	$637
Accounts receivable, net of allowances of $376 and $418, respectively	4,805	3,197
Inventories	4,716	3,743
Prepaid expenses and other current assets	874	759
Total current assets	11,261	8,336

Long-term assets:
Property and equipment, net	1,110	1,212
Other assets	152	54
Intangible assets, net	521	866
Goodwill	13,191	13,191
	$26,235	$23,659

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,383	$3,001
Accrued liabilities	3,161	3,292
Current portion of capital lease obligations	45	107
Borrowings under line of credit	3,000	2,966
Current portion of notes payable to bank	—	3
Term loan	—	2,500
Total current liabilities	9,589	11,869

Long-term liabilities:
Convertible notes	10,425	—
Other liabilities	—	100
Capital lease obligations, net of current portion	—	10
Total liabilities	20,014	11,979

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; 3,161 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively (aggregate liquidation preference $3,917)	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 70,290,685 and 68,382,113 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	693	674
Treasury stock at cost, 497,055 shares at June 30, 2006 and December 31, 2005	(750)	(750)
Additional paid-in capital	107,756	101,297
Deferred stock-based compensation	—	(214)
Accumulated other comprehensive income (loss)	(60)	47
Accumulated deficit	(101,418)	(89,374)

Total stockholders’ equity	6,221	11,680

	$26,235	$23,659

The accompanying notes are an integral part of the condensed consolidated financial statements.

Focus Enhancements, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net loss	$(12,044)	$(8,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	749	672
Stock-based compensation	323	88
Amortization of debt issuance costs	—	40
Value of derivative security	4,000	—
Change in value of derivative security	1,361	—
Changes in assets and liabilities:
Accounts receivable	(1,567)	(28)
Inventories	(925)	(298)
Prepaid expenses and other assets	(277)	(47)
Other assets	(98)	—
Accounts payable	368	1,311
Accrued liabilities	225	887
Net cash used in operating activities	(7,885)	(6,092)

Cash flows from investing activities:
Decrease in restricted cash	—	294
Purchases of property and equipment	(296)	(503)
Net cash used in investing activities	(296)	(209)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	10,000	—
Net proceeds from private offerings of common stock	—	1,607
Repayment of lines of credit	(2,966)	(360)
Repayment of term loan	(2,500)	—
Repayment of short-term debt	(3)	(19)
Repayment of transaction costs related to acquisition of Visual Circuits Corporation	—	225
Proceeds from exercise of warrants	499	10
Proceeds from exercise of common stock options	446	—
Payments under capital lease obligations	(72)	—
Proceeds from issuance of escrow stock related to acquisition of COMO Computer and Motion GmbH	—	310
Borrowings under term loan	—	2,500
Borrowings under lines of credit	3,000	2,600
Net cash provided by financing activities	8,404	6,873

Effect of exchange rate changes on cash and cash equivalents	6	(11)

Increase in cash and cash equivalents	229	561
Cash and cash equivalents at beginning of period	637	3,380
Cash and cash equivalents at end of period	$866	$3,941

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Description of Business

Focus Enhancements, Inc. (“Focus” or “the Company”), headquartered in Campbell, California, is a leading designer of solutions in advanced, proprietary video and wireless video technologies. Focus’ Semiconductor group develops integrated circuits (ICs) for high-performance applications in the video convergence market, including IPTV set-top boxes and portable media players. Focus is currently developing a wireless IC chip set based on the WiMedia Ultra Wideband (“UWB”) standard and designed to be compatible with Wireless USB and used in personal computer (PC), consumer electronics and mobile electronics applications. Focus’ System group develops video products for the digital media markets, with customers in the broadcast, video production, digital signage and digital asset management markets.

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

In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Focus’ financial position, operating results and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2006 and cash flows for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for any future period.

The condensed consolidated financial statements of Focus as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005 are unaudited and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005, included in Focus’ Annual Report on Form 10-K for the year ended December 31, 2005.

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

On January 1, 2006, Focus adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards issued to employees.  SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award. Focus adopted SFAS 123R using the modified prospective transition approach and therefore prior periods have not been restated to reflect the impact of SFAS 123R. Under SFAS 123R, stock-based awards granted prior to its adoption will be expensed over the remaining portion of their requisite service period. These awards will be expensed under the accelerated amortization method using the same fair value measurements that were used in calculating pro forma stock-based compensation expense under SFAS 123. For stock-based awards granted on or after January 1, 2006, Focus will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a four year vesting period. SFAS 123R requires that the deferred stock-based compensation on the condensed consolidated balance sheets on the date of adoption be netted against additional paid-in capital. As of December 31, 2005, there was a balance of $214,000 of deferred stock-based compensation, which was netted against additional paid-in capital on January 1, 2006.

The effect of recording stock-based compensation for the three and six months ended June 30, 2006 was as follows:

(In thousands, except per share data)	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Stock-based compensation expense by type of award:
Employee stock options	$123	$274
Restricted stock awards	27	49

Total stock-based compensation	150	323

Tax effect on stock-based compensation	—	—

Effect on net loss	$150	$323

Effect on net loss per share basic and diluted	$0.00	$0.00

The implementation of SFAS 123R did not affect basic and diluted net loss per share nor cash flows from operations for the three and six months ended June 30, 2006. For the three and six months ended June 30, 2005, Focus recognized $17,000 and $24,000, respectively, of employee stock-based compensation expense under the intrinsic value method.

Stock Options

The exercise price of each stock option equals the market price of Focus’ common stock on the date of grant. Option grants generally vest over four years and expire 5 to 10 years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in the model are outlined in the following table:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Average computed life of options	4 years	4-5 years
Risk-free rate of interest	5.03%	4.56% - 5.03%
Volatility of common stock	81%	81%
Dividend yield	0%	0%

A summary of activity related to Focus’ stock option incentive plans for the six months ended June 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000s)

Options outstanding at beginning of year	7,253,787	$1.10
Options granted	728,574	$0.75
Options exercised	(756,160)	$0.60
Options canceled	(226,134)	$0.98

Options outstanding at June 30, 2006	7,000,067	$1.12	5.6	$436

Options exercisable and expected to be exercisable at June 30, 2006	6,542,485	$1.13	5.4	$380

Options exercisable at June 30, 2006	4,772,850	$1.19	5.9	$226

The weighted average grant date fair value of options granted in the three and six months ended June 30, 2006 was $0.61 and $0.47 per share, respectively. The intrinsic value of options exercised during the three and six months ended June 30, 2006 was $1,000 and $49,000, respectively. At June 30, 2006, Focus had $706,000 of unrecognized stock compensation expense, net of estimated forfeitures, related to stock option plans, which will be recognized over the weighted average remaining service period of 2.1 years. Cash received from stock option exercises was $89,000 and $456,000 for the three and six months ended June 30, 2006, respectively.

The options outstanding and exercisable at June 30, 2006 were in the following exercise price ranges:

				Options Vested and Exercisable
Options Outstanding at June 30, 2006				at June 30, 2006
			Weighted-Average
		Weighted-Average	Remaining		Weighted-Average
Range of Exercise Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
$0.43 — $0.97	1,770,164	$0.73	5.9	922,390	$0.74
$1.01 — $1.43	4,312,567	$1.14	5.5	2,983,378	$1.16
$1.53 — $1.97	824,557	$1.62	5.0	783,053	$1.62
$2.05 — $10.21	92,779	$2.80	5.8	84,029	$2.87

	7,000,067	$1.12	5.6	4,772,850	$1.19

Restricted Stock Awards

A summary of activity related to Focus’ restricted stock awards for the six months ended June 30, 2006 is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000s)

Non-vested restricted stock shares outstanding at beginning of year	245,000	$1.11
Restricted stock shares granted	570,176	$0.67
Restricted stock shares vested	(61,250)	$1.11
Restricted stock shares cancelled	(23,619)	$0.82

Non-vested restricted stock shares outstanding at June 30, 2006	730,307	$0.79	3.4	$716

Non-vested restricted stock shares expected to vest at June 30, 2006	520,077	$0.81	3.3	$509

At June 30, 2006, Focus had $366,000 of unrecognized compensation expense, net of forfeitures, related to restricted stock awards, which will be recognized over the weighted average period of 3.3 years.  During the six months ended June 30, 2006, 61,250 shares of restricted stock vested with a fair market value of $41,000. No restricted stock vested during the three months ended June 30, 2006.

Pro Forma Information under SFAS 123 for the Three and Six Months Ended June 30, 2005

Prior to 2006, Focus followed the disclosure-only provisions of SFAS 123. The following table illustrates the effect on net loss and net loss per share for the three and six months ended June 30, 2005, had the fair value recognition provisions of SFAS 123 been applied to options granted under Focus’ equity-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods. If Focus had recognized the expense of equity programs in the condensed consolidated statements of operations, additional paid-in capital would have increased by a corresponding amount.

(In thousands, except per share data)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Reported net loss	$(3,939)	$(8,717)
Add: Stock-based compensation expense included in net loss	17	24
Deduct: Stock-based compensation determined under fair value method for all awards, net of related tax effects	(335)	(711)

Pro forma net loss	$(4,257)	$(9,404)

Reported net loss per share	$(0.07)	$(0.15)

Basic and diluted pro forma net loss per share	$(0.07)	$(0.16)

For purposes of the weighted average estimated fair value calculations, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Average computed life of options	3.5 - 5.0 years	3.5 - 5.0 years
Risk-free rate of interest	3.3% - 3.8%	3.0% - 3.8%
Volatility of common stock	87%	87% - 88%
Dividend yield	0%	0%

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was $0.45 and $0.55 per share for the three and six months ended June 30, 2005.

4.                                      Net Loss per Share

Basic net loss per share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period, if dilutive. Options to purchase 7,000,067 and 7,831,179 shares of common stock, unvested shares of restricted stock of 730,307 and 245,000, warrants to purchase 5,442,761 and 4,160,621 shares of common stock and 3,161 shares of preferred stock convertible into 3,161,000 shares of common stock were outstanding at June 30, 2006 and 2005, respectively, but were not included in the computation of diluted net loss per share as the effect would have been anti-dilutive. In addition, convertible notes that are convertible into 10,425,000 shares of common stock were outstanding at June 30, 2006, but were not included in the computation of diluted net loss per share as the effect would have been anti-dilutive.

5.                                      Significant Customers

Sales to two customers accounted for 36% of Focus’s revenue in the three months ended June 30, 2006.  Sales to two customers accounted for 25% of Focus’s revenue in the six months ended June 30, 2006.  Sales to one customer accounted for 10% of Focus’s revenue in the three months ended June 30, 2005.  No customer accounted for more than 10% of Focus’s revenue in the six months ended June 30, 2005.

Three customers had accounts receivable balances in excess of 10% of Focus’ total accounts receivable at June 30, 2006. These customers accounted for 43% of Focus’ total accounts receivable at that date. As of December 31, 2005, two distributors each represented approximately 12% of Focus’ accounts receivable.

6.                                    Management’s Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2006 and the year ended December 31, 2005, Focus incurred net losses of $12.0 million and $15.4 million, respectively, and used net cash in operating activities of $7.9 million and $12.5 million, respectively. These results indicate that Focus may potentially be unable to continue as a going concern.

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

There is no assurance that management’s plans will be successful, or if successful, that they will result in Focus continuing as a going concern.

7.                                      Goodwill and Intangible Assets

Goodwill as of June 30, 2006 and December 31, 2005 included the following:

(In thousands)	Goodwill

Videonics	$5,070
Tview	121
COMO	1,104
Visual Circuits	6,896

$13,191

The following tables provide a summary of the carrying amounts of intangible assets:

	June 30, 2006
		Accumulated	Net
(In thousands)	Gross Amount	Amortization	Amount

Existing technology	$3,945	$(3,424)	$521
Tradename	176	(176)	—

	$4,121	$(3,600)	$521

	December 31, 2005
		Accumulated	Net
(In thousands)	Gross Amount	Amortization	Amount

Existing technology	$3,945	$(3,079)	$866
Tradename	176	(176)	—

	$4,121	$(3,255)	$866

The total expected future amortization related to intangible assets is provided in the table below:

(In thousands)	Amortization

Six months ending December 31, 2006	$464
Fiscal year 2007	57

$521

8.                                      Inventories

Inventories are stated at lower of cost (first-in, first-out) or market:

(In thousands)	June 30, 2006	December 31, 2005

Raw materials	$2,668	$2,427
Work in process	31	146
Finished goods	2,017	1,170

	$4,716	$3,743

9.                                      Borrowings

(In thousands)	June 30, 2006	December 31, 2005

Short-term debt:
Current portion of notes payable to bank	$—	$3
Term loan	—	2,500
Accounts receivable-based line of credit	3,000	2,966
	3,000	5,469
Long-term debt:
Convertible notes	10,425	—

	$13,425	$5,469

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

The credit line is subject to ongoing covenants including a covenant based on operating results. Borrowings under the credit line bear interest at a rate of prime plus 1%, which was 9.25% at June 30, 2006. At June 30, 2006, there was

$3.0 million outstanding on this credit line and Focus had the ability to borrow up to the maximum available amount of $4.0 million. At June 30, 2006, Focus was not incompliance with the maximum net loss covenant as a result of the $1.8 million expense related to the change in value of the derivative security. If a waiver is not obtained, all amounts outstanding under the credit line would be immediately due and payable. Focus is currently working with Greater Bay Bank and expects to obtain a waiver.

Term Loan

On June 28, 2005, Focus signed a term loan agreement with Greater Bay Bank under which Focus can borrow up to $2.5 million. The term loan has a maturity date of December 24, 2006. Mr. Berg has personally guaranteed the loan, which is interest only until maturity and is in addition to Focus’ existing $4.0 million accounts receivable based secured line of credit that Focus has with this bank. Interest is payable under this term loan at prime plus 1%, which was 9.25% at June 30, 2006. At June 30, 2006, there was no outstanding balance under this term loan.

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

•                  The notes are convertible, at the option of the holder, into shares of Focus common stock at a conversion price of $1.00 per share. The conversion price is subject to adjustment for stock splits, reverse stock splits, recapitalizations and similar corporate actions.

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

On May 10, 2006, the registration statement filed by Focus to register the shares underlying the notes was declared effective by the Securities and Exchange Commission as required by the Registration Rights Agreements. Focus must maintain an effective registration statement until the earlier to occur of (i) the date after which all the shares registered there under have been sold or (ii) the date all shares underlying the notes may be sold without volume restrictions pursuant to Rule 144(k). Subject to certain conditions, the holders of the convertible notes may, at their election, exchange the notes for interests in an entity or entities to which Focus’ semiconductor business is spun off, if such an event occurs prior to July 24, 2007, at a conversion rate equal to 1% of voting interests in such other entity for every $400,000 of note principal, up to a collective maximum of 25% of the voting power of such other entity. As of June 30, 2006, no date has been set for the potential spin-off nor have the exact assets and liabilities to be included in such a spin-off been determined.

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

Using a binomial options valuation model, the fair value of the conversion option within the convertible notes was initially computed at $4.0 million. The model used several assumptions to determine the estimated fair value of the derivative liability including: historical stock price volatility (utilizing a five-year period), risk-free interest rate (4.50%), remaining time to maturity and the closing price of Focus’ common stock.  The value of this embedded derivative instrument was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a discount to the initial carrying amount of the convertible notes. The $4.0 million discount was immediately expensed in the condensed consolidated statements of operations as value of derivative security as the notes may be converted to common stock at any time after issuance.

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

Effective June 28, 2006, Focus amended certain agreements associated with the convertible notes, eliminating the requirements that Focus: (i) register the common stock underlying the convertible notes issuable pursuant to the Note Purchase Agreement and (ii) once such underlying stock is registered, keep such registration continuously effective. Such amendments effectively removed the derivative liability component of the convertible notes. However, in accordance with SFAS 133, Focus was required to revalue the derivative liability based on the closing price of Focus’ common stock on June 28, 2006 ($0.85), utilizing the remaining original contract term and a volatility of 83%. In accordance with such revaluation, Focus recorded a $1.8 million expense for the change in the fair value of the derivative liability between March 31, 2006 and June 18, 2006. With the elimination of the derivative component, Focus reclassified the total derivative liability of approximately $5.4 million to additional paid-in capital.

10.                               Commitments and Contingencies

Research and Development Agreements

In October 2004, Focus entered into a design services contract under which Focus agreed to pay $2.9 million to a third party for the design and development of high performance UWB integrated circuits. The contract amount was subsequently increased to $3.3 million. Payments are made upon the completion of specific milestones by the third party, which are expected to be completed by December 2006. For the three months ended June 30, 2006 and 2005, $117,000 and $672,000, respectively, was charged to research and development expense based on the level of effort incurred by the third party. For the six months ended June 30, 2006 and 2005, $409,000 and $1.5 million was charged to research and development based on the level of effort incurred by the third party.  At June 30, 2006, Focus had $112,000 recorded as payable, of which $29,000 was included within accounts payable and $83,000 was included in other accrued liabilities.

In July 2005, Focus entered into a development agreement with a customer under which the customer agreed to pay Focus for the joint development by Focus and the customer of a custom product. The customer agreed to pay Focus $600,000 in four installments of $150,000 at the completion of specific milestones. For the three months ended June 30, 2006, $46,000 was recognized as revenue based on the level of effort incurred by Focus and $45,000 of development expense was recorded in cost of revenue. For the six months ended June 30, 2006, $263,000 was recognized as revenue based on the level of effort incurred by Focus and $319,000 of development expense was recorded in cost of revenue.  The project was completed in April 2006 and all amounts due under the development agreement were billed and collected by June 30, 2006.

Leases

Focus leases office facilities and certain equipment under operating and capital leases. Under the lease agreements, Focus is obligated to pay for utilities, taxes, insurance and maintenance.

Minimum lease commitments at June 30, 2006 were as follows:

(In thousands)	Operating Lease Commitments	Capital Lease Commitments

2006	$306	$32
2007	612	15
2008	235	—
2009	192	—
2010	114	—

	$1,459	47

Less: amount representing interest		(2)

Present value of future minimum future lease payments		$45

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

At June 30, 2006, Focus had issued non-cancelable purchase orders for approximately $4.6 million to purchase finished goods from its contract manufacturers, and had not incurred any significant liability for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

General

From time-to-time, Focus is party to certain other claims and legal proceedings that arise in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on Focus’ financial position or results of operation.

11.                             Stockholders’ Equity

As of June 30, 2006, Focus was obligated under certain circumstances, to issue the following additional shares of common stock pursuant to derivative securities, instruments or agreements:

(In thousands)	Shares of Common Stock

Options to purchase common stock	7,000
Warrants to purchase common stock	5,443
Preferred stock convertible into common stock	3,161
Convertible notes	10,425

26,029

During the three months ended June 30, 2006, 594,104 shares of common stock were issued upon the exercise of warrants, for gross proceeds of approximately $499,000.

12.                               Related Party Transactions

Carl Berg

In December 2002, Mr. Berg provided Samsung Semiconductor Inc., Focus’ contracted Application Specific Integrated Circuit (“ASIC”) manufacturer, with a personal guarantee to secure Focus’ working capital requirements for ASIC purchase order fulfillment. Mr. Berg agreed to provide the personal guarantee on Focus’ behalf without additional cost or collateral, as Mr. Berg maintains a secured priority interest in substantially all of Focus’ assets. At June 30, 2006, Focus owed Samsung $277,000 under net 30 terms.

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

Dolby Laboratories Inc.

N. William Jasper Jr., who is the Chairman of Focus’ Board of Directors, is also the President and Chief Executive Officer of Dolby Laboratories, Inc. (“Dolby”), a signal processing technology company located in San Francisco, California. Focus is required to submit quarterly royalty payments to Dolby based on Dolby technology incorporated into certain products. For the three months ended June 30, 2006 and 2005, Focus paid Dolby $4,000 in royalties each period, which were recorded in cost of revenue.  For the six months ended June 30, 2006 and June 30, 2005, Focus paid Dolby $9,000 and $7,000, respectively, which were recorded in cost of revenue.

Norman Schlomka

Norman Schlomka, General Manager of COMO Computer & Motion GmbH (“COMO”), Focus’ wholly owned German subsidiary, and an executive officer of Focus since February 2006, owns one third of the building that COMO occupies. For both three month periods ended June 30, 2006 and 2005, COMO paid rent of approximately $15,000 related to this building.  For the six month periods ended June 30, 2006 and 2005, COMO paid rent of approximately $30,000 related to this building.

13.          Business Segment Information

Focus’ reportable segments are Systems and Semiconductor. These reportable segments have distinct products – Systems consists of video products for the digital media markets, with customers in the broadcast, video production, digital signage and digital asset management markets and Semiconductor develops integrated circuits (ICs) for high-performance applications in the video convergence market. Focus’ chief operating decision maker is the CEO.

Focus evaluates segment performance based on operating income (loss) and does not allocate net interest, other income or taxes to operating segments. Additionally, Focus does not allocate assets by operating segment.

	Three Months Ended June 30, 2006
	Systems	Semiconductor	Total

Net revenue	$6,663	$1,794	$8,457
Cost of revenue	3,730	940	4,670
Gross margin	2,933	854	3,787

Operating expenses:
Sales, marketing and support	2,076	472	2,548
General and administrative	545	520	1,065
Research and development	678	2,188	2,866
Amortization of intangible assets	75	52	127
	3,374	3,232	6,606
Loss from operations	$(441)	$(2,378)	$(2,819)

	Six Months Ended June 30, 2006
	Systems	Semiconductor	Total

Net revenue	$12,415	$3,175	$15,590
Cost of revenue	7,403	1,735	9,138
Gross margin	5,012	1,440	6,452

Operating expenses:
Sales, marketing and support	3,659	963	4,622
General and administrative	1,150	830	1,980
Research and development	1,334	4,513	5,847
Amortization of intangible assets	157	97	254
	6,300	6,403	12,703
Loss from operations	$(1,288)	$(4,963)	$(6,251)

	Three Months Ended June 30, 2005
	Systems	Semiconductor	Total

Net revenue	$5,278	$855	$6,133
Cost of revenue	3,227	517	3,744
Gross margin	2,051	338	2,389

Operating expenses:
Sales, marketing and support	1,417	334	1,751
General and administrative	630	364	994
Research and development	966	2,375	3,341
Amortization of intangible assets	82	45	127
	3,095	3,118	6,213
Loss from operations	$(1,044)	$(2,780)	$(3,824)

	Six Months Ended June 30, 2005
	Systems	Semiconductor	Total

Net revenue	$10,242	$1,346	$11,588
Cost of revenue	6,668	776	7,444
Gross margin	3,574	570	4,144

Operating expenses:
Sales, marketing and support	2,510	665	3,175
General and administrative	1,292	703	1,995
Research and development	2,048	5,235	7,283
Amortization of intangible assets	178	98	276
	6,028	6,701	12,729
Loss from operations	$(2,454)	$(6,131)	$(8,585)

14.                               Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 gives entities the option of applying fair value accounting to certain hybrid financial instruments in their entirety if they contain certain embedded derivatives that would otherwise require bifurcation under SFAS 133. SFAS 155 will be effective as of January 1, 2007. Focus is currently assessing the impact that SFAS 155 may have on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting For Uncertain Tax Positions – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Focus is currently evaluating the impact of FIN 48 to its financial position and results of operations.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Focus’ Annual Report on Form 10-K for the year ended December 31, 2005 and Item 1A—”Risk Factors”—contained therein.

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

In particular, statements contained in this document that are not historical facts (including, but not limited to, statements concerning anticipated revenues, anticipated operating expense levels, capital resources and liquidity outlook, potential new products and orders, and such expense levels relative to our total revenues) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results of operations and financial condition have varied and may in the future vary significantly and materially from those stated in any forward-looking statements.  Factors that may cause such differences include, without limitation, the availability of capital to fund our future cash needs, reliance on major customers, history of operating losses, market acceptance of our products, technological obsolescence, competition, successful integration of acquisitions, component supply problems and protection of proprietary information, the unpredictability of costs to develop new technologies, as well as the accuracy of our internal estimates of revenue and operating expense levels.  For a discussion of these factors and some of the factors that might cause such a difference see also Item 1A of our Form 10-K under the heading “Risk Factors” and those described from time to time in our other reports filed with the Securities and Exchange Commission.  These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by law.

RESULTS OF OPERATIONS

Net revenue

	Three Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	Increase	% increase

System products	$6,663	$5,278	$1,385	26.2%
Semiconductor products	1,794	855	939	109.8%

	$8,457	$6,133	$2,324	37.9%

	Six Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	Increase	% increase

System products	$12,415	$10,242	$2,173	21.2%
Semiconductor products	3,175	1,346	1,829	135.9%

	$15,590	$11,588	$4,002	34.5%

Revenue for the three months ended June 30, 2006 was $8.5 million, an increase of $2.3 million, or 38%, compared with the three months ended June 30, 2005.  Revenue for the six months ended June 30, 2006 was $15.6 million, an increase of $4.0 million, or 35%, compared with the six months ended June 30, 2006.

For the three months ended June 30, 2006, net sales of system products to distributors, retailers and Value Added Resellers, were approximately $6.7 million compared to $5.3 million for the same period in 2005, an increase of $1.4 million. For the six months ended June 30, 2006, net sales of our system products were approximately $12.4 million compared to $10.2 million for the same period in 2005, an increase of $2.2 million. This increase in sales of systems products mainly reflects sales of our FS-4, which was introduced in the first quarter of 2005, and the release of high definition variations of the FS-4 in the first quarter of 2006. Offsetting this increase were decreased sales of our mature mixer and consumer scan conversion products.

Sales of semiconductor products to distributors and OEM customers were approximately $1.8 million in the three months ended June 30, 2006, compared to $855,000 for the same period in 2005, an increase of $939,000. For the six months ended June 30, 2006, sales of our semiconductor products were approximately $3.2 million compared to $1.3 million for the same period in 2005, an increase of $1.8 million. This increase reflects continued increasing demand by our customers incorporating our video convergence chips in their portable media player (PMP) designs.

As of June 30, 2006, we had a sales order backlog of approximately $8.8 million, an increase of $6.0 million when compared to the first quarter of 2006. The increase in sales order backlog primarily reflects orders for our personal media player video convergence chips as our customers ramp up for the holiday season.

Sales to two customers accounted for 36% of Focus’s revenue in the three month ended June 30, 2006.  Sales to two customers accounted for 25% of Focus’s revenue in the six months ended June 30, 2006. Sales to one customer accounted for 10% of our revenue in the three months ended June 30, 2005.  No customer accounted for more than 10% of our revenue in the six months ended June 30, 2005.

Gross margin

	Three Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	Increase

Gross margin	$3,787	$2,389	$1,398

Gross margin rate	44.8%	39.0%	5.8 percentage points

	Six Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	Increase

Gross margin	$6,452	$4,144	$2,308

Gross margin rate	41.4%	35.8%	5.6 percentage points

Our gross margin rate for the three months ended June 30, 2006 increased to 44.8% from 39.0% for the three months ended June 30, 2005, an increase of 5.8 percentage points. Our gross margin rate in the six months ended June 30, 2006 increased to 41.4% from 35.8% in the six months ended June 30, 2005, an increase of 5.6 percentage points. This increase in the gross margin rate mainly reflects an increase in sales of our higher margin Direct to Edit (DTE) HD recorders and semiconductor chips and an increase in overall sales volume.

Operating expenses

	Three Months Ended
	June 30, 2006		June 30, 2005		Increase / (Decrease)
		% of		% of		% of
(Dollars in thousands)		revenue		revenue		revenue

Sales, marketing and support	$2,548	30.1%	$1,751	28.6%	$797	1.5%
General and administrative	1,065	12.6%	994	16.2%	71	-3.6%
Research and development	2,866	33.9%	3,341	54.5%	(475)	-20.6%
Amortization of intangible assets	127	1.5%	127	2.1%	—	-0.6%

	$6,606	78.1%	$6,213	101.3%	$393	-23.2%

	Six Months Ended
	June 30, 2006		June 30, 2005		Increase / (Decrease)
		% of		% of		% of
(Dollars in thousands)		revenue		revenue		revenue

Sales, marketing and support	$4,622	29.6%	$3,175	27.4%	$1,447	2.2%
General and administrative	1,980	12.7%	1,995	17.2%	(15)	-4.5%
Research and development	5,847	37.5%	7,283	62.8%	(1,436)	-25.3%
Amortization of intangible assets	254	1.6%	276	2.4%	(22)	-0.8%

	$12,703	81.5%	$12,729	109.8%	$(26)	-28.3%

Sales, marketing and support

Sales, marketing and support expenses for the three months ended June 30, 2006 were $2.5 million, an increase of $797,000 million from $1.8 million in the three months ended June 30, 2005. The increase in sales, marketing and support expenses mainly reflects the increase of trade show expenses of approximately $150,000 due to a larger booth and floor space to present our expanded product line, an increase in payroll and payroll-related expenses of $290,000 resulting from an increase in headcount and an increase in commission and bonus expense primarily reflecting the increase in sales revenue and an increase of $155,000 of consulting and temporary help to assist with advertising, lead generation and web marketing. Additionally, advertising and direct marketing activity increased $65,000 over prior period. Stock-based compensation increased $30,000 over the prior period.

Sales, marketing and support expenses for the six months ended June 30, 2006 were $4.6 million, an increase of $1.4 million from the six months ended June 30, 2005.  The increase in sales, marketing and support expenses mainly reflects an increase in payroll and payroll-related expenses of over $610,000 resulting from an overall increase in headcount of nine employees mainly in our Systems customer support department and Semiconductor sales department, an increase in commission and bonus expense primarily reflecting the increase in sales revenue and an increase of $185,000 in the use of consultants to assist with advertising, lead generation and web marketing. Trade show expenses increased $160,000 as a result of a larger booth and floor space to present our expanded product line. Increased advertising and direct marketing resulted in additional marketing expenses of $190,000 during the period. Stock-based compensation increased $71,000 in the six months ended June 30, 2006, compared with the six months ended June 30, 2005.

General and administrative

General and administrative expenses for the three months ended June 30, 2006 were $1.1 million, an increase of $71,000 from $994,000 for the three months ended June 30, 2005. The increase in general and administrative expenses was due to an increase in payroll and payroll-related expenses of $40,000 resulting from an increase in headcount and an increase in bonus expense and increased investor relation fees of approximately $26,000.

General and administrative expenses for the six months ended June 30, 2006 were $2.0 million, a decrease of $15,000 from $2.0 million for the six months ended June 30, 2005.  The increase in general and administrative expenses was due to an increase in payroll and payroll-related expenses of $40,000 resulting from an increase in headcount and bonus expense, additional stock-based compensation expense of $80,000 offset by a decrease in legal and accounting fees of $92,000 and decreased recruiting fees of $36,000.

Research and development

Research and development expenses for the three months ended June 30, 2006 were $2.9 million, a decrease of $475,000 from $3.3 million for the three months ended June 30, 2005. The decrease in research and development expenses mainly reflects a decrease in payroll and payroll-related expenses of $145,000 and a decrease in consulting expenses of $760,000, partially offset by increased material and prototyping charges of $440,000 related to our UWB initiative. The decrease in payroll and payroll-related expenses is due to the classification of expenses related to a certain engineering project in cost of revenue and a lower average headcount during the second quarter ended June 30, 2006 compared to the quarter ended June 30, 2005. The decrease in consulting expense is due to the UWB development project nearing completion.

Research and development expenses for the six months ended June 30, 2006 were $5.8 million, compared to $7.3 million for the six months ended June 30, 2005, a decrease of $1.4 million. The decrease in research and development expenses mainly reflects a decrease in payroll and payroll-related expenses of $624,000 and a decrease in consulting expenses of $1.8 million, partially offset by increased material and prototyping charges of $840,000 related to our UWB initiative and increased stock-based compensation of $95,000. The decrease in payroll and payroll-related expenses mainly reflects the classification of expenses related to a certain engineering project in cost of revenue and lower average headcount. The decrease in consulting expense is due to the UWB development project nearing completion.

Amortization

Amortization expense was recorded as follows:

	Three Months Ended
(In thousands)	June 30, 2006	June 30, 2005	Increase / (Decrease)

Cost of revenue	$46	$45	$1
Operating expenses	127	127	—

	$173	$172	$1

	Six Months Ended
(In thousands)	June 30, 2006	June 30, 2005	Increase / (Decrease)

Cost of revenue	$91	$90	$1
Operating expenses	254	276	(22)

	$345	$366	$(21)

Amortization expense for the three months ended June 30, 2006 was $173,000, which was consistent with the three months ended June 30, 2005.  Amortization expense for the six months ended June 30, 2006 was $345,000, which decreased $21,000 from the six months ended June 30, 2005. The decrease in amortization expense reflects the completion of amortization for certain intangibles associated with our acquisition of Videonics in January 2001.

Non-Operating Items

	Three Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	Increase / (Decrease)

Interest expense, net	$(292)	$(68)	$224

Change in value of derivative security	$(1,761)	$—	$1,761

Other income (expense), net	$(2)	$(40)	$(38)

	Six Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	Increase / (Decrease)

Interest expense, net	$(491)	$(81)	$410

Value of derivative security	$(4,000)	$—	$4,000

Change in value of derivative security	$(1,361)	$—	$1,361

Other income (expense), net	$68	$(40)	$108

Net interest expense for the three months ended June 30, 2006 was $292,000, compared to $68,000 in the three months ended June 30, 2005. Net interest expense for the six months ended June 30, 2006 were $491,000 compared to $81,000 in the six months ended June 30, 2005. The increase in net interest expense reflects interest expense on approximately $13.4 million of debt at June 30, 2006 compared to debt of approximately $5.5 million in the same period a year ago.

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

Effective June 28, 2006, we amended certain agreements associated with the $10 million convertible notes, eliminating the derivative component. However, we were required to revalue the derivative liability as of the amendment date based on the closing price of Focus’ common stock of $0.85, the remaining term coinciding with the contract and a volatility of 83%. As such, we recorded a $1.8 million expense for the change in the fair value of the derivative liability. With the elimination of the derivative component, we reclassified the total derivative liability of approximately $5.4 million to additional paid-in capital.

The three month change in value of the derivative security represents the difference between the fair value of the derivative liability at March 31, 2006 and the fair value of the derivative liability at June 28, 2006. The revaluation of the derivative liability resulted in a $1.7 million expense in the three months ended June 30, 2006.

The six month change in value of the derivative security represents the difference between the fair value of the derivative liability when the convertible notes were issued and the fair value of the derivative liability at June 30, 2006. The revaluation of the derivative liability resulted in a $1.3 million expense in the six months ended June 30, 2006.

Other income (expense) for the three and six months ended June 30, 2006 consists mainly of fluctuations associated with exchange rate differences related to transactions denominated in Euros.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2006 and the year ended December 31, 2005, we incurred net losses of $12.0 million and $15.4 million, respectively, and used cash in operating activities of $7.9 million, and $12.5 million, respectively. These factors indicate that we may potentially be unable to continue as a going concern.

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

(Dollars in thousands)	June 30, 2006	December 31, 2005

Cash and cash equivalents	$866	$637
Working capital (deficit)	$1,672	$(3,533)
Days sales outstanding (DSO)	49.2	48.1
Inventory turns - annualized	4.0	4.1

	Six Months Ended
	June 30, 2006	June 30, 2005

Net cash used in operating activities	$(7,885)	$(6,092)
Net cash used in investing activities	$(296)	$(209)
Net cash provided by financing activities	$8,404	$6,873

Net cash used in operating activities

	Six Months Ended,
	June 30, 2006	June 30, 2005	Change in
	cash (used),	cash (used),	cash (used),
(In thousands)	provided	provided	provided

Net loss	$(12,044)	$(8,717)	$(3,327)
Non-cash income statement items	6,433	800	5,620
	(5,611)	(7,917)	2,293

Changes in assets and liabilities	(2,274)	1,825	(4,086)

	$(7,885)	$(6,092)	$(1,793)

Net cash used in operating activities for the six months ended June 30, 2006 and 2005 was $7.9 million and $6.1 million, respectively. The increase in net cash used in operating activities mainly reflects an increase in cash used for accounts receivable, inventories and other assets, partially offset by a decrease in the net loss adjusted for non-cash items and an increase in accounts payable and accrued liabilities. The increase in accounts receivable reflects an increase in sales in the six months ended June 30, 2006. The increase in inventories reflects the increased sales forecast for the remainder of 2006. The increase in accounts payable and accrued liabilities mainly reflects timing of payments related to our UWB investment.

Three customers had accounts receivable balances in excess of 10% of our total accounts receivable at June 30, 2006. These customers accounted for 43% of our total accounts receivable at that date.

We expect that our operating cash flows may fluctuate in future periods as a result of fluctuations in our operating results, shipment timetable and accounts receivable collections, inventory management, and the timing of payments among other factors.

Net cash used in investing activities

Net cash used in investing activities was $296,000 for the six months ended June 30, 2006, compared to $209,000 used in the six months ended June 30, 2005. The increase in cash used in investing activities mainly reflects an increase in purchases of equipment for our semiconductor operations and purchases of design tools primarily related to our investment in UWB technology.

Net cash provided by financing activities

Net cash provided by financing activities was $8.4 million for the six months ended June 30, 2006, compared to $6.9 million for the six months ended June 30, 2005. The net cash provided by financing activities in the six months ended June 30, 2006 mainly consists of proceeds of $10.0 million from the issuance of convertible notes, $3.0 million of borrowing under the line of credit and proceeds of $945,000 from the exercise of stock options and warrants, partially offset by the repayment of $5.5 million associated with our term loan and line of credit. The net cash provided by financing activities in the six months ended June 30, 2005 consisted of borrowings under lines of credit of $2.6 million, borrowings under the term loan of $2.5 and net proceeds of $1.6 million from private placement of common stock which was partially offset by repayment of $360,000 under the lines of credit.

Capital Resources and Liquidity Outlook

We have incurred losses and used net cash in operating activities for the six months ended June 30, 2006 and each of the two years in the period ended December 31, 2005, and as such, have been dependent upon raising money for short- and long-term cash needs through debt, proceeds from the exercise of options and warrants, and the sale of our securities in private placements.

For the year ended December 31, 2005, we received approximately $4.5 million in proceeds from the sale of approximately 7.4 million shares of our common stock in private placement transactions.

In November 2004, we obtained a revolving $4.0 million bank credit line under which we can borrow up to 90% of our eligible outstanding accounts receivable, excluding accounts receivable of COMO. Carl Berg, a Company director and shareholder, provided a personal guarantee to secure this credit line. In connection with this credit line, the Greater Bay Bank obtained a first priority security interest on our accounts receivable through an agreement with Mr. Berg, which enabled Mr. Berg to retain his existing security interest in all of our assets while subordinating to Greater Bay Bank his security interest in our accounts receivable. The bank credit line is subject to ongoing covenants, including a covenant related to operating results. Interest is payable under this loan at prime plus 1%. At June 30, 2006, there was $3.0 million outstanding balance on this credit line and $1.0 million was available to borrow. The credit line expires on December 24, 2006.

On June 28, 2005, we signed a term loan agreement with Greater Bay Bank under which we can borrow up to $2.5 million. The term loan has a maturity date of December 24, 2006, is interest only until maturity and is in addition to our existing $4.0 million accounts receivable based secured line of credit facility described above with this same bank. Interest is payable under this loan at prime plus 1%. At June 30, 2006, there was no outstanding balance under this term loan and the maximum amount of $2.5 million was available to borrow.

On January 27, 2006, we raised gross proceeds of $10.0 million from the issuance of secured convertible notes to a group of private investors. On June 30, 2006, in accordance with the terms of the secured convertible notes, we issued an additional $425,000 of convertible notes in lieu of a cash payment due on June 30, 2006.  While we believe that these funds, along with the cash flow generated by our expanding Systems business, should be adequate to enable us to complete our UWB engineering development and launch commercialization of UWB products, depending upon the results and timing of our UWB initiative and the profitability of our Systems business, we may need to raise further capital in 2006. There can be no assurance that sufficient funds will be raised. Moreover, any equity financing or convertible debt financing would result in dilution to our existing stockholders and could have a negative effect on the market price of our common stock. Furthermore, any additional debt financing will result in higher interest expense.

Summary of Certain Contractual Obligations as of June 30, 2006

(In thousands)	< 1 year	1-3 years	3-5 years	Total

Capital and operating leases (including interest)	$658	$637	$211	$1,506
Line of credit	3,000	—	—	3,000
Inventory purchase commitments	4,600	—	—	4,600
Convertible notes	—	—	10,425	10,425
Interest expense on convertible notes	1,068	3,448	578	5,094

	$9,326	$4,085	$11,214	$24,625

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At June 30, 2006, we did not hold any short-term investments that would be exposed to market risk from adverse movements in interest rates.

At June 30, 2006, our outstanding debt obligations consisted of secured convertible notes of $10.4  million – see Note 9, “Borrowings”. A fixed interest rate is applicable to these debt obligations of 10.0% per annum.

Foreign Currency Risk

Gains or losses related to foreign exchange currency transactions were not material for the periods ended June 30, 2006 and 2005.

Item 4. Controls and Procedures

Management of the Company, with the participation of the President and Chief Executive Officer and the Chief Financial Officer (its principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of the end of the period covered by this Report.

Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended, are effective.

There was no change in our internal control over financial reporting that occurred during our second fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We will be required to evaluate our internal controls over financial reporting and prepare a management assessment on our internal controls in order to comply with the requirements of the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 requires that the management assessment of our internal controls be audited. We estimate the cost of meeting these requirements will be approximately $750,000. We will be required to meet these requirements by December 31, 2007.

PART II - OTHER INFORMATION

Item 1.                                Legal Proceedings

From time to time, Focus is party to certain other claims and legal proceedings that arise in the ordinary course of business of which, in the opinion of management, do not have a material adverse effect on Focus’ financial position or results of operation.

Item 1A.        Risk Factors

Except as described below, there have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. You should carefully consider the risks identified therein any of which could materially affect our business, financial condition or future results as well as the following risk factors.

From November 2005 to early May 2006 and late May 2006 to mid July 2006, our common stock did not meet the minimum bid price requirement to remain listed on the Nasdaq Capital Market. If we were to be delisted, it could make trading in our stock more difficult.

Our voting common stock is traded on the Nasdaq Capital Market. There are various quantitative listing requirements for a company to remain listed on the Nasdaq Capital Market, including maintaining a minimum bid price of $1.00 per share of common stock and maintaining stockholders’ equity of $2.5 million. On June 27, 2006, the Nasdaq Stock Market notified us that for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share price requirement for continued inclusion under Nasdaq Marketplace Rules. We were given until December 26, 2006 to regain compliance with the Nasdaq Capital Market $1.00 minimum bid price rule. On July 28, 2006, we received notification from Nasdaq that we had regained compliance and the matter was closed.

At June 30, 2006, we had total stockholders’ equity of $6.2 million. To the extent we incur net losses and do not raise additional capital, our stockholders’ equity will be reduced.

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

At August 8, 2006, we had 3,161 shares of preferred shares issued and outstanding, 5,195,261 warrants and 6,808,471 options outstanding, and $10.4 million of convertible notes outstanding, which are all exercisable into shares of common stock. The 3,161 shares of preferred stock are convertible into 3,161,000 shares of our voting common stock and the convertible notes are convertible into 10,425,000 shares of common stock. Furthermore, at August 8, 2006, 478,057 additional shares of common stock were available for grant to our employees, officers, directors and consultants under our current stock option and incentive plans. We also may issue additional shares in acquisitions and additional convertible notes as interest payments on our outstanding convertible notes. Any additional grant of options under existing or future plans or issuance of shares in connection with an acquisition or issuance of additional convertible notes will further dilute existing stockholders.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

On April 7, 2006, we issued a warrant to Marketing By Design, to purchase 30,000 shares of our common stock at a purchase price of $0.79 per share for marketing services. The warrant was issued pursuant to section 4(2) of the Securities Act based on the nature of the investor and certain representations made to us. The warrant was immediately exercisable and expires four years from the date of grant.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

None.

Item 6.           Exhibits

Exhibit 10.1 - Amendment to Senior Secured Convertible Note Purchase Agreement, effective June 28, 2006 (incorporated by reference from our Form 8-K filed on August 2, 2006)

Exhibit 10.2- Amendment to Registration Rights Agreement, effective June 28, 2006 (incorporated by reference from our Form 8-K filed on August 2, 2006)

Exhibit 31.1 - Rule 13a-14(a) Certification of CEO

Exhibit 31.2 - Rule 13a-14(a) Certification of CFO

Exhibit 32.1 – CEO 906 Certification

Exhibit 32.2 – CFO 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2006	Focus Enhancements, Inc.
Date	Registrant

	By:	/s/ Brett A. Moyer
Brett A. Moyer
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Gary L. Williams
Gary L. Williams
Executive Vice President of Finance,
Chief Financial Officer
(Principal Accounting Officer)