Form 10-Q
period 2006-09-30
FOCUS ENHANCEMENTS INC
filed 2006-11-14
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006, or

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

As of the close of business on November 7, 2006, there were 70,764,700 million shares of Focus Enhancement’s common stock issued and outstanding.

Documents Incorporated by Reference: None

FOCUS ENHANCEMENTS, INC.

PART I - FINANCIAL INFORMATION

Item 1.                          Financial Statements

Focus Enhancements, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Net revenue	$11,605	$6,880	$27,195	$18,468
Cost of revenue	5,819	4,360	14,957	11,804
Gross margin	5,786	2,520	12,238	6,664

Operating expenses:
Sales, marketing and support	2,131	1,783	6,753	4,958
General and administrative	1,025	925	3,005	2,920
Research and development	3,114	2,977	8,961	10,260
Amortization of intangible assets	127	127	381	403
	6,397	5,812	19,100	18,541
Loss from operations	(611)	(3,292)	(6,862)	(11,877)
Interest expense, net	(337)	(93)	(828)	(174)
Value of derivative security	—	—	(4,000)	—
Change in value of derivative security	—	—	(1,361)	—
Other income (expense), net	82	(10)	150	(50)
Loss before income tax expense (benefit)	(866)	(3,395)	(12,901)	(12,101)
Income tax expense (benefit)	—	(1)	9	10
Net loss	$(866)	$(3,394)	$(12,910)	$(12,111)

Net loss per share
Basic and diluted	$(0.01)	$(0.05)	$(0.19)	$(0.20)

Weighted average number of shares used in per share calculations:
Basic and diluted	69,233	62,268	68,611	60,414

The accompanying notes are an integral part of the condensed consolidated financial statements.

Focus Enhancements, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2006	2005
Assets

Current assets:
Cash and cash equivalents	$1,133	$637
Accounts receivable, net of allowances of $367 and $418, respectively	3,707	3,197
Inventories	4,551	3,743
Prepaid expenses and other current assets	1,183	759
Total current assets	10,574	8,336

Long-term assets:
Property and equipment, net	1,023	1,212
Other assets	177	54
Intangible assets, net	349	866
Goodwill	13,191	13,191
	$25,314	$23,659

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,730	$3,001
Accrued liabilities	4,031	3,292
Current portion of capital lease obligations	24	107
Borrowings under line of credit	500	2,966
Current portion of notes payable to bank	—	3
Term loan	700	2,500
Total current liabilities	8,985	11,869

Long-term liabilities:
Convertible notes	10,425	—
Other liabilities	—	100
Capital lease obligations, net of current portion	—	10
Total liabilities	19,410	11,979

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; 3,161 shares issued and outstanding at September 30, 2006 and December 31, 2005 (aggregate liquidation preference of $3,917)	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 70,724,461 and 68,382,113 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	698	674
Treasury stock at cost, 497,055 shares at September 30, 2006 and December 31, 2005	(750)	(750)
Additional paid-in capital	108,322	101,297
Deferred stock-based compensation	—	(214)
Accumulated other comprehensive income	(82)	47
Accumulated deficit	(102,284)	(89,374)
Total stockholders’ equity	5,904	11,680
	$25,314	$23,659

The accompanying notes are an integral part of the condensed consolidated financial statements.

Focus Enhancements, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net loss	$(12,910)	$(12,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,124	1,015
Stock-based compensation	494	105
Amortization of debt issuance costs	—	40
Interest on convertible notes payable	689	—
Value of derivative security	4,000	—
Change in value of derivative security	1,361	—
Changes in assets and liabilities:
Accounts receivable	(467)	(304)
Inventories	(749)	124
Prepaid expenses and other assets	(638)	(277)
Other assets	(123)
Accounts payable	714	1,116
Accrued liabilities	418	935
Net cash used in operating activities	(6,087)	(9,357)

Cash flows from investing activities:
Decrease in restricted cash	—	289
Purchases of property and equipment	(412)	(496)
Net cash used in investing activities	(412)	(207)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	10,000	—
Net proceeds from private offerings of common stock	—	1,564
Repayment of lines of credit	(2,966)	(375)
Repayments of term loan	(2,500)	(1,500)
Repayments of short-term debt	(3)	(33)
Repayment of transaction costs related to acquisition of Visual Circuits Corporation	—	225
Proceeds from exercise of warrants	499	—
Proceeds from exercise of common stock options, net	845	57
Payments under capital lease obligations	(93)	(62)
Proceeds from issuance of escrow stock related to acquisition of COMO Computer and Motion GmbH	—	488
Borrowings under term loan	700	4,000
Borrowings under lines of credit	500	2,585
Net cash provided by financing activities	6,982	6,949

Effect of exchange rate changes on cash	13	(7)

Increase(decrease) in cash and cash equivalents	496	(2,622)
Cash and cash equivalents at beginning of period	637	3,380
Cash and cash equivalents at end of period	$1,133	$758

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                                      Description of Business

Focus Enhancements, Inc. (“Focus” or “the Company”), headquartered in Campbell, California, is a leading designer of solutions in advanced, proprietary video and wireless video technologies. Focus’ Semiconductor group develops integrated circuits (“ICs”) for high-performance applications in the video convergence market, including integrated internet protocol television (“IPTV”) set-top boxes and portable media players. Focus is currently developing a wireless IC chip set based on the WiMedia Ultra Wideband (“UWB”) standard, designed to be compatible with wireless universal serial bus (“USB”) and used in personal computer (“PC”), consumer electronics and mobile electronics applications. Focus’ Systems group develops video products for the digital media markets, with customers in the broadcast, video production, digital signage and digital asset management markets.

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

In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Focus’ financial position, operating results and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2006 and cash flows for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for any future period.

The condensed consolidated financial statements of Focus as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 are unaudited and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005, included in Focus’ Annual Report on Form 10-K for the year ended December 31, 2005.

3.                                      Management’s Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2006 and the year ended December 31, 2005, Focus incurred net losses of $12.9 million and $15.4 million, respectively, and used net cash in operating activities of $6.1 million and $12.5 million, respectively. These results indicate that Focus may potentially be unable to continue as a going concern.

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

Focus received gross proceeds of $10.0 million from the issuance of secured convertible notes to a group of private investors in January 2006. While management believes that these funds, along with the cash flow generated by Focus’ expanding Systems business, should be adequate to enable Focus to complete its UWB engineering development and launch commercialization of its UWB products, depending upon the results and timing of its UWB initiative and the profitability of its Systems business, Focus may need to raise further capital in 2007. There can be no assurance that sufficient funds will be raised. Moreover, any equity financing or convertible debt financing would result in dilution to Focus’ existing stockholders and could have a negative effect on the market price of its common stock. Furthermore, any additional debt financing will result in higher interest expense.

There is no assurance that management’s plans will be successful, or if successful, that they will result in Focus continuing as a going concern.

4.                                      Equity-Based Compensation

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

On January 1, 2006, Focus adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards issued to employees.  SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award. Focus adopted SFAS 123R using the modified prospective transition approach and therefore prior periods have not been restated to reflect the impact of SFAS 123R. Under SFAS 123R, stock-based awards granted prior to its adoption will be expensed over the remaining portion of their requisite service period. These awards will be expensed under the accelerated amortization method using the same fair value measurements that were used in calculating pro forma stock-based compensation expense under SFAS 123. For stock-based awards granted on or after January 1, 2006, Focus will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a four year vesting period. SFAS 123R requires that the deferred stock-based compensation on the balance sheet on the date of adoption be netted against additional paid-in capital. As of December 31, 2005, there was a balance of $214,000 of deferred stock-based compensation, which was netted against additional paid-in capital on January 1, 2006.

The effect of recording stock-based compensation for the three and nine months ended September 30, 2006 was as follows:

(In thousands, except per share data)	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Stock-based compensation expense by type of award:
Employee stock options	$134	$408
Restricted stock awards	37	86

Total stock-based compensation	171	494

Tax effect on stock-based compensation	—	—

Effect on net loss	$171	$494

Effect on net loss per share basic and diluted	$0.00	$0.01

The implementation of SFAS 123R did not affect basic and diluted net loss per share nor cash flows from operations for the three months ended September 30, 2006 and did not effect cash flow from operations for the nine months ended September 30, 2006. For the three and nine months ended September 30, 2005, Focus recognized $17,000 and $41,000, respectively, of employee stock-based compensation expense under the intrinsic value method.

At September 30, 2006, Focus had the ability to issue an additional 479,628 shares of common stock under its current stock option and incentive option plans, which include restricted stock.

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

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Average expected term of options	4 years	4 years
Risk-free rate of interest	4.71% - 5.11%	4.56% - 5.11%
Volatility of common stock	81%	81%
Dividend yield	0%	0%

A summary of activity related to Focus’ stock option incentive plans for the nine months ended September 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000s)

Options outstanding at beginning of year	7,253,787	$1.10
Options granted	892,199	$0.82
Options exercised	(1,178,555)	$0.73
Options canceled	(459,574)	$1.11

Options outstanding at September 30, 2006	6,507,857	$1.13	5.8	$2,168

Options vested and exercisable and expected to be exercisable at September 30, 2006	6,167,155	$1.14	5.7	$2,006

Options vested and exercisable at September 30, 2006	4,419,455	$1.20	4.6	$1,220

The weighted average grant date fair value of options granted in the three and nine months ended September 30, 2006 was $0.72 and $0.51 per share, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $145,000 and $194,000, respectively. At September 30, 2006, Focus had $690,000 of unrecognized stock compensation expense, net of estimated forfeitures, related to stock option plans, which will be recognized over the weighted average remaining service period of 2.0 years. Cash received from stock option exercises was $399,000 and $856,000 for the three and nine months ended September 30, 2006, respectively. Focus settles employee stock option exercises with newly issued shares of common stock.

The options outstanding and exercisable at September 30, 2006 were in the following exercise price ranges:

Options Outstanding at September 30, 2006				Options Vested and Exercisable at September 30, 2006
			Weighted Average
		Weighted Average	Remaining		Weighted Average
Range of Exercise Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
$0.430 — $0.970	1,434,938	$0.71	6.6 yrs	703,861	$0.69
$0.971 — $1.430	4,211,644	$1.15	5.7 yrs	2,867,481	$1.17
$1.431 — $1.970	772,411	$1.62	4.8 yrs	763,124	$1.62
$1.971 — $10.210	88,864	$2.47	5.8 yrs	84,989	$2.49

	6,507,857	$1.13	5.8 yrs	4,419,455	$1.20

Restricted Stock Awards

A summary of activity related to Focus’ restricted stock awards for the nine months ended September 30, 2006 is presented below:

	Shares	Weighted Average Grant Date Fair Value

Non-vested restricted stock shares outstanding at beginning of year	245,000	$1.11
Restricted stock shares granted	570,176	$0.69
Restricted stock shares vested	(61,250)	$1.11
Restricted stock shares cancelled	(23,619)	$0.82

Non-vested restricted stock shares outstanding at September 30, 2006	730,307	$0.79

At September 30, 2006, Focus had $383,000 of unrecognized compensation expense, net of estimated forfeitures, related to restricted stock awards, which will be recognized over the weighted average period of 3.1 years.  During the nine months ended September 30, 2006, 61,250 shares of restricted stock vested with a fair market value of $41,000. No restricted stock vested during the three months ended September 30, 2006.

Pro Forma Information under SFAS 123 for the Three and Nine Months Ended September 30, 2005

Prior to 2006, Focus followed the disclosure-only provisions of SFAS 123. The following table illustrates the effect on net loss and net loss per share for the three and nine months ended September 30, 2005 had the fair value recognition provisions of SFAS 123 been applied to options granted under Focus’ equity-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods. If Focus had recognized the expense of equity programs in the condensed consolidated statements of operations, additional paid-in capital would have increased by a corresponding amount.

(In thousands, except per share data)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Reported net loss	$(3,394)	$(12,111)
Add: Stock-based compensation expense included in net loss	17	41
Deduct: Stock-based compensation determined under fair value method for all awards, net of related tax effects	(226)	(937)

Pro forma net loss	$(3,603)	$(13,007)

Reported net loss per share	$(0.05)	$(0.20)

Basic and diluted pro forma net loss per share	$(0.06)	$(0.22)

For purposes of the weighted average estimated fair value calculations, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Average computed life of options	3.45 years	3.28 years
Risk-free rate of interest	3.9% - 4.2%	3.0% - 4.2%
Volatility of common stock	86%	86% - 88%
Dividend yield	0%	0%

Based on the Black-Scholes option pricing model, the weighted average grant date fair value of employee stock option grants was $0.52 and $0.54 per share for the three and nine months ended September 30, 2005

5.                                      Net Loss per Share

Basic net loss per share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period, if dilutive. Options to purchase 6,507,857 and 7,488,758 shares of common stock, unvested shares of restricted stock of 730,307 and 245,000, warrants to purchase 5,195,261 and 4,160,621 shares of common stock and 3,161 shares of preferred stock convertible into 3,161,000 shares of common stock were outstanding at September 30, 2006 and 2005, respectively, but were not included in the computation of diluted net loss per share for the three and nine month periods as the effect would have been anti-dilutive. In addition, convertible notes that are convertible into 10,425,000 shares of common stock were outstanding at September 30, 2006, but were not included in the computation of diluted net loss per share for the three and nine month periods as the effect would have been anti-dilutive.

6.                                      Significant Customers

Sales to one customer accounted for 48% of Focus’ revenue in the three months ended September 30, 2006.  Sales to one customer accounted for 26% of Focus’ revenue in the nine months ended September 30, 2006.  No customer accounted for more than 10% of Focus’ revenue in the three and nine months ended September 30, 2005.

One customer had accounts receivable balances in excess of 10% of Focus’ total accounts receivable at September 30, 2006. This customer accounted for 24% of Focus’ total accounts receivable at that date. As of December 31, 2005, two distributors each represented approximately 12% of Focus’ accounts receivable.

7.                                      Goodwill and Intangible Assets

Goodwill as of September 30, 2006 and December 31, 2005 included the following:

(In thousands)	Goodwill

Videonics	$5,070
Tview	121
COMO	1,104
Visual Circuits	6,896

$13,191

The following tables provide a summary of the carrying amounts of intangible assets:

	September 30, 2006
		Accumulated	Net
(In thousands)	Gross Amount	Amortization	Amount

Existing technology	$3,945	$(3,596)	$349
Tradename	176	(176)	—

	$4,121	$(3,772)	$349

	December 31, 2005
		Accumulated	Net
	Gross Amount	Amortization	Amount

Existing technology	$3,945	$(3,079)	$866
Tradename	176	(176)	—

	$4,121	$(3,255)	$866

The total expected future amortization related to intangible assets is provided in the table below:

(In thousands)	Amortization

Three months ending December 31, 2006	$292
Fiscal year 2007	57

$349

8.                                      Inventories

Inventories are stated at lower of cost (first-in, first-out) or market:

(In thousands)	September 30, 2006	December 31, 2005

Raw materials	$2,240	$2,427
Work in process	349	146
Finished goods	1,962	1,170

	$4,551	$3,743

9.                                      Borrowings

(In thousands)	September 30, 2006	December 31, 2005

Short-term debt:
Current portion of notes payable to bank	$—	$3
Term loan	700	2,500
Accounts receivable-based line of credit	500	2,966
	1,200	5,469
Long-term debt:
Convertible notes	10,425	—

	$11,625	$5,469

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

The credit line is subject to ongoing covenants including a covenant based on operating results. Borrowings under the credit line bear interest at a rate of prime plus 1%, which was 9.25% at September 30, 2006. At September 30, 2006, there was $500,000 outstanding on this credit line and Focus had the ability to borrow up to $2.9 million.  At September 30, 2006, Focus was not in compliance with the maximum net loss covenant.  On November 8, 2006, Focus received a waiver from Greater Bay Bank.

Term Loan

On June 28, 2005, Focus signed a term loan agreement with Greater Bay Bank under which Focus can borrow up to $2.5 million. The term loan has a maturity date of December 24, 2006. Mr. Berg has personally guaranteed the loan, which is interest only until maturity and is in addition to Focus’ existing $4.0 million accounts receivable-based secured line of credit that Focus has with this bank. Interest is payable under this term loan at prime plus 1%, which was 9.25% at September 30, 2006. At September 30, 2006, there was $700,000 outstanding balance under this term loan.

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

•                  Upon a fundamental change, which includes a change in control of Focus or failure of Focus’ common stock to be listed for quotation on the Nasdaq Stock Market or another established automated over-the-counter trading marking in the United States, each holder of the notes may require Focus to repurchase all of its debt at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest.

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

On May 10, 2006, the registration statement filed by Focus to register the shares underlying the notes was declared effective by the Securities and Exchange Commission as required by the Registration Rights Agreement. Focus must maintain an effective registration statement until the earlier to occur of (i) the date after which all the shares registered there under have been sold or (ii) the date all shares underlying the notes may be sold without volume restrictions pursuant to Rule 144(k). Subject to certain conditions, the holders of the convertible notes may, at their election, exchange the notes for interests in an entity or entities to which Focus’ semiconductor business is spun off, if such an event occurs prior to July 24, 2007, at a conversion rate equal to 1% of voting interests in such other entity for every $400,000 of note principal, up to a collective maximum of 25% of the voting power of such other entity. As of September 30, 2006, no date has been set for the potential spin-off nor have the exact assets and liabilities to be included in such a spin-off been determined.

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

Effective June 28, 2006, Focus amended certain agreements associated with the convertible notes, eliminating the requirements that Focus: (i) register the common stock underlying the convertible notes issuable pursuant to the Note Purchase Agreement and (ii) once such underlying stock is registered, keep such registration continuously effective. Such amendments effectively removed the derivative liability component of the convertible notes. However, in accordance with SFAS 133, Focus was required to revalue the derivative liability based on the closing price of Focus’ common stock on June 28, 2006 ($0.85), utilizing the remaining original contract term and a volatility of 83%. In accordance with such revaluation, Focus recorded a $1.8 million expense for the change in the fair value of the derivative liability between March 31, 2006 and June 28, 2006. With the elimination of the derivative component, Focus reclassified the total derivative liability of approximately $5.4 million to additional paid-in capital.

10.                               Commitments and Contingencies

Research and Development Agreements

In October 2004, Focus entered into a design services contract under which Focus agreed to pay $2.9 million to a third party for the design and development of high performance UWB integrated circuits. The contract amount was subsequently increased to $3.3 million. Payments are made upon the completion of specific milestones by the third party, which are expected to be completed by January 2007. For the three months ended September 30, 2006 and 2005, $58,000 and $218,000, respectively, was charged to research and development expense based on the level of effort incurred by the third party. For the nine months ended September 30, 2006 and 2005, $467,000 and $1.7 million was charged to research and development expense based on the level of effort incurred by the third party.  At September 30, 2006, Focus had $229,000 recorded as payable, of which $88,000 was included within accounts payable and $141,000 was included in other accrued liabilities.

In July 2005, Focus entered into a development agreement with a customer under which the customer agreed to pay Focus for the joint development by Focus and the customer of a custom product. The customer agreed to pay Focus $600,000 in four installments of $150,000 at the completion of specific milestones. For the nine months ended September 30, 2006, $263,000 was recognized as revenue based on the level of effort incurred by Focus and $319,000 of development expense was recorded in cost of revenue.  The project was completed in April 2006 and all amounts due under the development agreement were billed and collected by June 30, 2006.

Leases

Focus leases office facilities under operating leases. Under the lease agreements, Focus is obligated to pay for utilities, taxes, insurance and maintenance.

Minimum lease commitments at September 30, 2006 were as follows:

(In thousands)	Operating Lease Commitments	Capital Lease Commitments

2006	$170	$10
2007	668	15
2008	266	—
2009	192	—
2010	114	—

	$1,410	25

Less: amount representing interest		(1)

Present value of future minimum future lease payments		$24

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

At September 30, 2006, Focus had issued non-cancelable purchase orders for approximately $4.9 million to purchase finished goods from its contract manufacturers, and had not incurred any significant liability for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

General

From time-to-time, Focus is party to certain other claims and legal proceedings that arise in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on Focus’ financial position or results of operation.

11.                               Stockholders’ Equity

As of September 30, 2006, Focus was obligated under certain circumstances, to issue the following additional shares of common stock pursuant to derivative securities, instruments or agreements:

(In thousands)	Shares of Common Stock

Options to purchase common stock	6,508
Warrants to purchase common stock	5,195
Preferred stock convertible into common stock	3,161
Convertible notes	10,425

25,289

During the three and nine months ended September 30, 2006, 594,104 shares of common stock were issued upon the exercise of warrants, for gross proceeds of approximately $499,000.

12.                               Related Party Transactions

Carl Berg

In December 2002, Mr. Berg provided Samsung Semiconductor Inc., Focus’ contracted Application Specific Integrated Circuit (“ASIC”) manufacturer, with a personal guarantee to secure Focus’ working capital requirements for ASIC purchase order fulfillment. Mr. Berg agreed to provide the personal guarantee on Focus’ behalf without additional cost or collateral, as Mr. Berg maintains a secured priority interest in substantially all of Focus’ assets. At September 30, 2006, Focus owed Samsung $624,000 under net 30 day payment terms.

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

Dolby Laboratories Inc.

N. William Jasper Jr., who is the Chairman of Focus’ Board of Directors, is also the President and Chief Executive Officer of Dolby Laboratories, Inc. (“Dolby”), a signal processing technology company located in San Francisco, California. Focus is required to submit quarterly royalty payments to Dolby based on Dolby technology incorporated into certain products. For the three months ended September 30, 2006 and 2005, Focus paid Dolby $8,000 and $1,000, respectively, which were recorded in cost of revenue.  For the nine months ended September 30, 2006 and September 30, 2005, Focus paid Dolby $17,000 and $8,000, respectively, which were recorded in cost of revenue.

Norman Schlomka

Norman Schlomka, General Manager of COMO Computer & Motion GmbH (“COMO”), Focus’ wholly owned German subsidiary, and an executive officer of Focus since February 2006, owns one third of the building that COMO occupies. For both three month periods ended September 30, 2006 and 2005, COMO paid rent of approximately $15,000 related to this building.  For the nine month periods ended September 30, 2006 and 2005, COMO paid rent of approximately $45,000 related to this building.

13.          Business Segment Information

Focus’ reportable segments are Systems and Semiconductor. These reportable segments have distinct products – Systems consists of video products for the digital media markets, with customers in the broadcast, video production, digital signage and digital asset management markets and Semiconductor develops integrated circuits for high-performance applications in the video convergence market. Focus’ chief operating decision maker is the CEO.

Focus evaluates segment performance based on operating income (loss) and does not allocate net interest, other income or taxes to operating segments. Additionally, Focus does not allocate assets by operating segment.

	Three Months Ended September 30, 2006
(In thousands)	Systems	Semiconductor	Total

Net revenue	$5,441	$6,164	$11,605
Cost of revenue	3,332	2,487	5,819
Gross margin	2,109	3,677	5,786

Operating expenses:
Sales, marketing and support	1,488	643	2,131
General and administrative	618	407	1,025
Research and development	902	2,212	3,114
Amortization of intangible assets	78	49	127
	3,086	3,311	6,397
Income(loss) from operations	$(977)	$366	$(611)

	Three Months Ended September 30, 2005
(In thousands)	Systems	Semiconductor	Total

Net revenue	$5,934	$946	$6,880
Cost of revenue	3,733	627	4,360
Gross margin	2,201	319	2,520

Operating expenses:
Sales, marketing and support	1,351	432	1,783
General and administrative	548	377	925
Research and development	786	2,191	2,977
Amortization of intangible assets	79	48	127
	2,764	3,048	5,812
Loss from operations	$(563)	$(2,729)	$(3,292)

	Nine Months Ended September 30, 2006
(In thousands)	Systems	Semiconductor	Total

Net revenue	$17,856	$9,339	$27,195
Cost of revenue	10,735	4,222	14,957
Gross margin	7,121	5,117	12,238

Operating expenses:
Sales, marketing and support	5,147	1,606	6,753
General and administrative	1,768	1,237	3,005
Research and development	2,236	6,725	8,961
Amortization of intangible assets	235	146	381
	9,386	9,714	19,100
Loss from operations	$(2,265)	$(4,597)	$(6,862)

	Nine Months Ended September 30, 2005
(In thousands)	Systems	Semiconductor	Total

Net revenue	$16,176	$2,292	$18,468
Cost of revenue	10,401	1,403	11,804
Gross margin	5,775	889	6,664

Operating expenses:
Sales, marketing and support	3,860	1,098	4,958
General and administrative	1,841	1,079	2,920
Research and development	2,834	7,426	10,260
Amortization of intangible assets	257	146	403
	8,792	9,749	18,541
Loss from operations	$(3,017)	$(8,860)	$(11,877)

14.                               Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 gives entities the option of applying fair value accounting to certain hybrid financial instruments in their entirety if they contain certain embedded derivatives that would otherwise require bifurcation under SFAS 133. SFAS 155 will be effective as of January 1, 2007. Focus is currently assessing the impact that SFAS 155 may have on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting For Uncertain Tax Positions — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Focus is currently evaluating the impact of FIN 48 to its consolidated financial position and results of operations.

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. Focus is currently assessing the impact of the adoption that EITF 06-3 may have on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007; therefore, Focus anticipates adopting SFAS 157 as of January 1, 2008. Focus is assessing the impact of the adoption of SFAS 157.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically, there have been two approaches commonly used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. Focus is currently evaluating the impact, if any, of adopting the provisions of SAB 108 on its consolidated financial position, results of operations and liquidity.

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

In particular, statements contained in this document that are not historical facts (including, but not limited to, statements concerning anticipated revenues, anticipated operating expense levels, capital resources and needs and liquidity outlook, potential new products and orders, and such expense levels relative to our total revenues) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results of operations and financial condition have varied and may in the future vary significantly and materially from those stated in any forward-looking statements.  Factors that may cause such differences include, without limitation, the availability of capital to fund our future cash needs, reliance on major customers, history of operating losses, market acceptance of our products, technological obsolescence, competition, successful integration of acquisitions, component supply problems and protection of proprietary information, the unpredictability of costs to develop new technologies, as well as the accuracy of our internal estimates of revenue and operating expense levels.  For a discussion of these factors and some of the factors that might cause such a difference see also Item 1A of our Form 10-K under the heading “Risk Factors” and those described from time to time in our other reports filed with the Securities and Exchange Commission.  These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by law.

RESULTS OF OPERATIONS

Net revenue

	Three Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	Increase/(decrease)

System products	$5,441	$5,934	$(493)	-8.3%
Semiconductor products	6,164	946	5,218	551.6%

	$11,605	$6,880	$4,725	68.7%

	Nine Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	Increase

System products	$17,856	$16,176	$1,680	10.4%
Semiconductor products	9,339	2,292	7,047	307.5%

	$27,195	$18,468	$8,727	47.3%

Revenue for the three months ended September 30, 2006 was $11.6 million, an increase of $4.7 million, or 69%, compared with the three months ended September 30, 2005. Revenue for the nine months ended September 30, 2006 was $27.2 million, an increase of $8.7 million, or 47%, compared with the nine months ended September 30, 2005.

For the three months ended September 30, 2006, sales of system products to distributors, retailers and Value Added Resellers were approximately $5.4 million compared to $5.9 million for the same period in 2005, a decrease of $493,000. The decrease was due to decreased sales of our mature mixer and consumer scan conversion products partially offset by increased sales of our recently introduced variants of our high definition Direct to Edit product line.

For the nine months ended September 30, 2006, sales of our system products were approximately $17.9 million compared to $16.2 million for the same period in 2005, an increase of $1.7 million. The increase was due to the strong sales of high definition Direct to Edit product line and increased sales of ProxSys partially offset by decreased sales of our mature mixer and scan versions products.

Sales of semiconductor products to distributors and OEM customers were $6.2 million in the three months ended September 30, 2006, an increase of $5.2 million compared to $946,000 in the comparative period in 2005. For the nine months ended September 30, 2006, sales of our semiconductor products were approximately $9.3 million compared to $2.3 million for the same period in 2005, an increase of $7.0 million. This increase is being driven by customers incorporating our video convergence chips in their portable media player (PMP) designs for the 2006 holiday season.

As of September 30, 2006, we had a sales order backlog of $4.9 million, a decrease of $3.9 million when compared to the second quarter of 2006. The decrease in backlog between the third quarter and second quarter of 2006 is primarily the result of the seasonality of our customer’s ordering.  Backlog for the third quarter of 2005 was $893,000.

Sales to one customer accounted for 48% our revenue in the three months ended September 30, 2006.  Sales to one customer accounted for 26% of our revenue in the nine months ended September 30, 2006. No customer accounted for more than 10% of our revenue in the three and nine months ended September 30, 2005.

Gross margin

	Three Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	Increase

Gross margin	$5,786	$2,520	$3,266

Gross margin rate	49.9%	36.6%	13.3 percentage points

	Nine Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	Increase

Gross margin	$12,238	$6,664	$5,574

Gross margin rate	45.0%	36.1%	8.9 percentage points

Our gross margin rate in the three months ended September 30, 2006 increased to 49.9% from 36.6% in the three months ended September 30, 2005, an increase of 13.3 percentage points. Our gross margin rate in the nine months ended September 30, 2006 increased to 45.0% from 36.1% in the nine months ended September 30, 2005, an increase of 8.9 percentage points. This increase in the gross margin rate mainly reflects an increase in sales of our higher margin Direct to Edit HD recorders, higher margin semiconductor chips and an increase in overall sales volume.

Operating expenses

	Three Months Ended
(Dollars in thousands)	September 30, 2006		September 30, 2005		Increase
		% of revenue		% of revenue

Sales, marketing and support	$2,131	18.4%	$1,783	25.9%	$348	19.5%
General and administrative	1,025	8.8%	925	13.4%	100	10.8%
Research and development	3,114	26.8%	2,977	43.3%	137	4.6%
Amortization of intangible assets	127	1.1%	127	1.8%	—	0.0%

	$6,397	55.1%	$5,812	84.5%	$585	10.1%

	Nine Months Ended
(Dollars in thousands)	September 30, 2006		September 30, 2005		Increase / (decrease)
		% of revenue		% of revenue

Sales, marketing and support	$6,753	24.8%	$4,958	26.8%	$1,795	36.2%
General and administrative	3,005	11.0%	2,920	15.8%	85	2.9%
Research and development	8,961	33.0%	10,260	55.6%	(1,299)	-12.7%
Amortization of intangible assets	381	1.4%	403	2.2%	(22)	-5.5%

	$19,100	70.2%	$18,541	100.4%	$559	3.0%

Sales, marketing and support

Sales, marketing and support expenses for the three months ended September 30, 2006 were $2.1 million compared to $1.8 million in the three months ended September 30, 2005, an increase of $348,000. The increase in sales, marketing and support expenses mainly reflects an increase in payroll and payroll-related expenses of $125,000 resulting from an increase in headcount and an increase in commission and bonus expense primarily reflecting the increase in sales revenue, an increase of trade show expenses of approximately $61,000 and an increase of $89,000 of consulting and temporary help to assist with advertising, lead generation and web marketing. Stock-based compensation increased $48,000 over the prior period.

Sales, marketing and support expenses for the nine months ended September 30, 2006 were $6.8 million, compared to $5.0 million for the nine months ended September 30, 2005, an increase of $1.8 million. The increase in sales, marketing and support expenses mainly reflects an increase in payroll and payroll-related expenses of over $960,000 resulting from an overall increase in headcount of eight employees in our Systems customer support department and Semiconductor sales department, an increase in commission and bonus expense primarily reflecting the increase in sales revenue, an increase of $294,000 in consultants and temporary help, an increase of $218,000 related to trade show expenses and $170,000 in increased advertising and direct marketing expenses associated with lead generation and web marketing during the period. Stock-based compensation increased $120,000 in the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005.

General and administrative

General and administrative expenses for the three months ended September 30, 2006 were $1.0 million, compared to $925,000 in the three months ended September 30, 2005, an increase of $100,000. The increase in general and administrative expenses was due to an increase in payroll and payroll-related expenses of $150,000 resulting from an increase in headcount and bonus expense, increased stock-based compensation expense of $136,000 and increased accounting fees of approximately $45,000 partially offset by a decrease in bad debt expense of $67,000 and decreased legal fees of $88,000.

General and administrative expenses for the nine months ended September 30, 2006 were $3.0 million, compared to $2.9 million for the nine months ended September 30, 2005, an increase of $85,000. The increase in general and administrative expenses was due to an increase in payroll and payroll-related expenses of $200,000 resulting from an increase in headcount and bonus expense and increased stock-based compensation expense of $136,000 largely offset by a decrease in legal fees of $87,000, a decrease in bad debt expense of $75,000 and decreased consulting and recruiting expenses of $100,000.

Research and development

Research and development expenses for the three months ended September 30, 2006 were $3.1 million, compared to $3.0 million in the three months ended September 30, 2005, an increase of $137,000. The increase in research and development expenses mainly reflects an increase in payroll and payroll-related expenses of $238,000 and increased expenses for development tools and tooling charges of $142,000 related to our UWB development.  The increase was partially offset by a decrease of $124,000 in consulting fees due to the UWB project nearing completion and decreased development fees.

Research and development expenses for the nine months ended September 30, 2006 were $9.0 million, compared to $10.3 million for the nine months ended September 30, 2005, a decrease of $1.3 million.  The decrease in research and development expenses mainly reflects a decrease in consulting and temporary help expenses of $2.2 million, partially offset by increased material and prototyping charges of $600,000 related to our UWB initiative, increased license fees of $72,000 for development tools and increased stock-based compensation of $149,000. The decrease in consulting and temporary help expense is due to the UWB development project nearing completion

Amortization of intangible assets

Amortization expense was recorded as follows:

	Three Months Ended
(In thousands)	September 30, 2006	September 30, 2005	Decrease

Cost of revenue	$45	$45	$—
Operating expenses	127	127	—

	$172	$172	$—

	Nine Months Ended
(In thousands)	September 30, 2006	September 30, 2005	Increase/ (Decrease)

Cost of revenue	$136	$135	$1
Operating expenses	381	403	(22)

	$517	$538	$(21)

Amortization expense for the three months ended September 30, 2006 was $172,000, which was consistent with the three months ended September 30, 2005.  Amortization expense for the nine months ended September 30, 2006 was $517,000, which decreased $21,000 from the nine months ended September 30, 2005. The decrease in amortization expense reflects the completion of amortization for certain intangibles associated with our acquisition of Videonics in January 2001.

Interest expense, net and Other income (expense), net

	Three Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	Increase

Interest expense, net	$(337)	$(93)	$244

Other income (expense), net	$82	$(10)	$92

	Nine Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	Increase

Interest expense, net	$(828)	$(174)	$654

Value of derivative security	$(4,000)	$—	$4,000

Change in value of derivative security	$(1,361)	$—	$1,361

Other income (expense), net	$150	$(50)	$200

Net interest expense for the three months ended September 30, 2006 was $337,000, compared to $93,000 in the three months ended September 30, 2005. Net interest expense for the nine months ended September 30, 2006 was $828,000 compared to $174,000 in the nine months ended September 30, 2005. The increase in net interest expense reflects interest expense on approximately $11.6 million of debt at September 30, 2006 compared to debt of approximately $5.5 million at September 30, 2005.

The $4.0 million derivative liability represents the fair value of the conversion option in connection with the $10.0 million convertible notes issued in January 2006. The value of the conversion option was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a discount to the initial carrying amount of the convertible notes. The $4.0 million discount was immediately expensed in the condensed consolidated statements of operations as value of derivative security as the notes may be converted to common stock at any time after issuance.

Effective June 28, 2006, we amended certain agreements associated with the $10 million convertible notes, eliminating the derivative component. However, we were required to revalue the derivative liability as of the amendment date based on the closing price of our common stock of $0.85, the remaining term coinciding with the contract and a volatility of 83%. As such, we recorded a $1.8 million expense for the change in the fair value of the derivative liability in the three months ended June 30, 2006. With the elimination of the derivative component, we reclassified the total derivative liability of approximately $5.4 million to additional paid-in capital during the quarter ended June 30, 2006.

The nine month change in value of the derivative security represents the difference between the fair value of the derivative liability when the convertible notes were issued and the fair value of the derivative liability at June 30, 2006. The revaluation of the derivative liability resulted in a $1.4 million expense in the nine months ended September 30, 2006.

Other income (expense) for the three and nine months ended September 30, 2006 consists mainly of fluctuations associated with exchange rate differences related to transactions denominated in foreign currency.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2006 and the year ended December 31, 2005, we incurred net losses of $12.9 million and $15.4 million, respectively, and used cash in operating activities of $6.1 million, and $12.5 million, respectively. These factors indicate that we may potentially be unable to continue as a going concern.

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

(Dollars in thousands)	September 30, 2006	December 31, 2005

Cash and cash equivalents	$1,133	$637
Working capital (deficit)	$1,589	$(3,533)
Days sales outstanding (DSO)	33	48
Inventory turns - annualized	5.1	4.1

	Nine Months Ended
	September 30, 2006	September 30, 2005

Net cash used in operating activities	$(6,087)	$(9,357)
Net cash used in investing activities	$(412)	$(207)
Net cash provided by financing activities	$6,982	$6,949

Net cash used in operating activities

	Nine Months Ended
	September 30, 2006	September 30, 2005	Change in
	cash (used)/	cash (used)/	cash (used)/
(In thousands)	provided	provided	provided

Net loss	$(12,910)	$(12,111)	$(799)
Non-cash income statement items	7,668	1,160	6,098
	(5,242)	(10,951)	5,299

Changes in assets and liabilities	(845)	1,594	(2,029)

	$(6,087)	$(9,357)	$3,270

Net cash used in operating activities for the nine months ended September 30, 2006 and 2005 was $6.1 million and $9.4 million, respectively. The decrease in net cash used in operating activities mainly reflects a decrease in the net loss adjusted for non-cash items and an increase in accounts payable and accrued liabilities partially offset by an increase in cash used for accounts receivable, inventories and other current assets. The increase in accounts receivable reflects an increase in net revenue in the nine months ended September 30, 2006. The increase in inventories reflects our higher sales run rate compared to prior year. The increase in accounts payable and accrued liabilities mainly reflects timing of payments related to our UWB investment.

One customer had accounts receivable balances in excess of 10% of our total accounts receivable at September 30, 2006. This customer accounted for 24% of our total accounts receivable at that date.

We expect that our operating cash flows may fluctuate in future periods as a result of fluctuations in our operating results, shipment timetable and accounts receivable collections, inventory management, and the timing of payments among other factors.

Net cash used in investing activities

Net cash used in investing activities was $412,000 for the nine months ended September 30, 2006, compared to $207,000 for the nine months ended September 30, 2005. The increase in cash used in investing activities for the nine months ended September 30, 2006 does not include the decrease in restricted cash of $289,000 reflected for the nine months ended September 30, 2005 partially offset by purchases of equipment for our semiconductor operations and purchases of design tools primarily related to our investment in UWB technology.

Net cash provided by financing activities

Net cash provided by financing activities was $7.0 million for the nine months ended September 30, 2006, compared to $6.9 million for the nine months ended September 30, 2005. The net cash provided by financing activities in the nine months ended September 30, 2006 mainly consists of proceeds of $10.0 million from the issuance of convertible notes, $500,000 of borrowing under the line of credit, $700,000 of borrowing under the term loan and proceeds of $1.3 million from the exercise of stock options and warrants, partially offset by total repayment on our term loan and line of credit facilities totaling $5.5 million. Net cash from financing activities in the nine months ended September 30, 2005 consisted mainly of borrowings of $2.6 million under our accounts receivable-based line of credit and $4.0 million under our term loan, net proceeds of $1.6 million received in June 2005 from a private equity placement transaction, proceeds of $488,000 from the sale of escrow shares and the reimbursement of acquisition fees by Visual Circuits Corporation Liquidating Trust related to the acquisition of Visual Circuits, partially offset by repayments of $375,000 related to our German subsidiary’s line of credit balance and $1.5 million repayments under our term loan.

Capital Resources and Liquidity Outlook

We have incurred losses and used net cash in operating activities for the nine months ended September 30, 2006 and each of the two years in the period ended December 31, 2005, and as such, have been dependent upon raising money for short- and long-term cash needs through debt, proceeds from the exercise of options and warrants, and the sale of our securities in private placements.

For the year ended December 31, 2005, we received approximately $4.5 million in proceeds from the sale of approximately 7.4 million shares of our common stock in private placement transactions.

In November 2004, we obtained a revolving $4.0 million bank credit line under which we can borrow up to 90% of our eligible outstanding accounts receivable, excluding accounts receivable of COMO. Carl Berg, a Company director and shareholder, provided a personal guarantee to secure this credit line. In connection with this credit line, the Greater Bay Bank obtained a first priority security interest on our accounts receivable through an agreement with Mr. Berg, which enabled Mr. Berg to retain his existing security interest in all of our assets while subordinating to Greater Bay Bank his security interest in our accounts receivable. The bank credit line is subject to ongoing covenants, including a covenant related to operating results. Interest is payable under this loan at prime plus 1%. At September 30, 2006, there was $500,000 outstanding balance on this credit line and $2.4 million was available to borrow. The credit line expires on December 24, 2006. At September 30, 2006, Focus was not in compliance with the net loss covenant.  On November 8, 2006, Focus received a waiver from Greater Bay Bank

On June 28, 2005, we signed a term loan agreement with Greater Bay Bank under which we can borrow up to $2.5 million. The term loan has a maturity date of December 24, 2006, is interest only until maturity and is in addition to our existing $4.0 million accounts receivable-based secured line of credit facility described above with this same bank. Interest is payable under this loan at prime plus 1%. At September 30, 2006, there was $700,000 outstanding balance under this term loan and $1.8 million was available to borrow.

On January 27, 2006, we raised gross proceeds of $10.0 million from the issuance of secured convertible notes to a group of private investors. On June 30, 2006, in accordance with the terms of the secured convertible notes, we issued an additional $425,000 of convertible notes in lieu of a cash interest payment due on June 30, 2006. While we believe that these funds, along with the cash flow generated by our expanding Systems business, should be adequate to enable us to complete our UWB engineering development and launch commercialization of UWB products, depending upon the results and timing of our UWB initiative and the profitability of our Systems business, we may need to raise further capital in 2007. There can be no assurance that sufficient funds will be raised. Moreover, any equity financing or convertible debt financing would result in dilution to our existing stockholders and could have a negative effect on the market price of our common stock. Furthermore, any additional debt financing will result in higher interest expense.

Summary of Certain Contractual Obligations as of September 30, 2006

	Payment due by Period
(In thousands)	< 1 year	1-3 years	3-5 years	Total

Capital and operating leases (including interest)	$696	$576	$163	$1,435
Line of credit	500	—	—	500
Term loan	700	—	—	700
Inventory purchase commitments	5,000	—	—	5,000
Convertible notes	—	—	10,425	10,425
Interest on convertible notes	1,068	3,448	578	5,094

	$7,964	$4,024	$11,166	$23,154

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At September 30, 2006, we did not hold any short-term investments that would be exposed to market risk from adverse movements in interest rates.

At September 30, 2006, our outstanding debt obligations consisted of secured convertible notes of $10.4  million – see Note 9, “Borrowings”. A fixed interest rate is applicable to these debt obligations of 10.0% per annum.

Foreign Currency Risk

Gains or losses related to foreign exchange currency transactions were not material for the periods ended September 30, 2006 and 2005.

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

There was no change in our internal control over financial reporting that occurred during our third fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

From November 2005 to early May 2006 and late May 2006 to mid July 2006, our common stock did not meet the minimum bid price requirement to remain listed on the Nasdaq Capital Market. If we were to be delisted, it could make trading in our stock more difficult and our $10.4 million outstanding principal amount of convertible notes would be deemed payable at the option of the holders

Our voting common stock is traded on the Nasdaq Capital Market. There are various quantitative listing requirements for a company to remain listed on the Nasdaq Capital Market, including maintaining a minimum bid price of $1.00 per share of common stock and maintaining stockholders’ equity of $2.5 million. On June 27, 2006, the Nasdaq Stock Market notified us that for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share price requirement for continued inclusion under Nasdaq Marketplace Rules. We were given until December 26, 2006 to regain compliance with the Nasdaq Capital Market $1.00 minimum bid price rule. On July 28, 2006, we received notification from the Nasdaq Stock Market that we had regained compliance and the matter was closed.

At September 30, 2006, we had total stockholders’ equity of $5.9 million. To the extent we incur net losses and do not raise additional capital, our stockholders’ equity will be reduced.

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

In the event we are delisted from the Nasdaq Capital Market, we would be forced to list our shares on the OTC Electronic Bulletin Board or some other quotation medium, such as the pink sheets, depending on our ability to meet the specific listing requirements of those quotation systems. As a result, an investor might find it more difficult to trade, or to obtain accurate price quotations for, such shares. Delisting might also reduce the visibility, liquidity, and price of our voting common stock. In the event our common stock was not listed on the Nasdaq Stock Market or another established automated over-the-counter trading market in the United States, all amounts outstanding under our $10.4 million convertible notes would become due and payable at the option of the holders

We have a significant amount of convertible securities that will dilute existing stockholders upon conversion.

At November 7, 2006, we had 3,161 shares of preferred shares issued and outstanding, 4,928,882 warrants and 5,951,571 options outstanding, and $10.4 million of convertible notes outstanding, which are convertible into shares of common stock. The 3,161 shares of preferred stock are convertible into 3,161,000 shares of our voting common stock and the convertible notes are convertible into 10,425,000 shares of common stock. Furthermore, at November 7, 2006, 475,001 additional shares of common stock were available for grant to our employees, officers, directors and consultants under our current stock option and incentive plans. We also may issue additional shares in acquisitions and additional convertible notes as interest payments on our outstanding convertible notes. Any additional grant of options under existing or future plans or issuance of shares in connection with an acquisition or issuance of additional convertible notes will further dilute existing stockholders.

A significant portion of our semiconductor revenue is from products that are designed for consumer goods that have seasonal sales.

A significant portion of our semiconductor revenue is subject to risks associated with the sales of certain end products at retail that are seasonal, with a majority of retail sales occurring during the period of August through October. As a result, our annual operating results with respect to sales of our semiconductor chips designed into newly introduced products depend, in large part, on sales during the relatively brief holiday season.

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

November 14, 2006		Focus Enhancements, Inc.
Date		Registrant

	By:	/s/	Brett A. Moyer
Brett A. Moyer
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/	Gary L. Williams
Gary L. Williams
Executive Vice President of Finance,
Chief Financial Officer
(Principal Accounting Officer)