Form 10-K
period 2006-12-31
FOCUS ENHANCEMENTS INC
filed 2007-03-30
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006, or

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

Nasdaq Stock Market LLC

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

Based on the closing sales price as of June 30, 2006, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $64.8 million.

As of March 16, 2007, there were 78.3 million shares of common stock outstanding.

Documents Incorporated by Reference:  The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of Focus Enhancements Inc. definitive proxy statement for the 2007 annual meeting of stockholders, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Part I

Item 1. Business

Forward-Looking Statements

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

In particular, statements contained in this document that are not historical facts (including, but not limited to, statements concerning anticipated revenue, anticipated operating expense levels, potential new products and orders, and expected expense levels relative to our total revenue) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results of operations and financial condition have varied, and may in the future vary, significantly from those stated in any forward-looking statements.  Factors that may cause such differences include, without limitation, the availability of capital to fund our future cash needs, reliance on major customers, changes in economic conditions, changes in government regulation, history of operating losses, market acceptance of our products, the unpredictability of costs and time to develop new technologies and products, technological obsolescence, competition, successful integration of acquisitions, component supply problems, protection of proprietary information, as well as the accuracy of our internal estimates of revenue and operating expense levels.  For a discussion of these factors and some of the factors that might cause such a difference see also “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We do not undertake, and specifically disclaim any obligations, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by law.

General

References in this Annual Report on Form 10-K to “we”, “us”, “our”, “the Company” and “Focus” collectively refer to Focus Enhancements Inc. and its subsidiaries and predecessors. Incorporated in 1992, we develop and market proprietary video technology in two areas: semiconductors (“semiconductor products”) and digital media video systems (“systems products”). We market our products globally to original equipment manufacturers (“OEMs”), and dealers and distributors in the consumer and professional channels. Our semiconductor products include several series of Application Specific Integrated Circuits (“ASICs”), which address the wireless video and data market using Ultra Wideband (“UWB”) technology and the TV-out encoder market. The UWB ASICs are targeted for the wireless USB (Universal Serial Bus) market while the TV–Out chips (or video convergence chips) are deployed into portable media players, video conferencing systems, Internet TV, media center and interactive TV applications. We market our ASICs through semiconductor distribution channels. Our systems products are designed to provide solutions for the video acquisition and production, media asset management, media conversion and digital signage markets. We market our systems products primarily through the professional channel. Our production products include video scan converters, video mixers, standard and high definition digital video disk recorders, MPEG (Moving Picture Experts Group) recorders and file format conversion tools. Our media asset management systems products include network-based video servers, long-duration program monitors and capture/playout components. Our digital signage and retail media solutions products include standard and high definition MPEG players, servers and associated control software.

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

In February of 2004, we completed the acquisition of COMO Computer & Motion GmbH (“COMO”), located in Kiel, Germany, pursuant to which COMO became a wholly-owned subsidiary of Focus. Founded in 1990 and incorporated in Germany, COMO develops, manufactures and distributes digital video solutions. The acquisition enabled new features for our entire video technology product line, including MPEG encoding, content storage and media asset management, and provides support for our European distributors and customers.

In May of 2004, we acquired substantially all the assets and assumed certain liabilities of Visual Circuits Corporation (“Visual Circuits”). Founded in 1991, Visual Circuits manufactured and developed integrated hardware, software and network products. These products are used by us in digital signage and enterprise media installations to manage, schedule, distribute, store and present digital media.

In 2006, we formed subsidiaries in Korea and Japan to provide sales and customer support for our Semiconductor group.

Our corporate offices are located at 1370 Dell Avenue, Campbell, CA 95008-6604, and our Semiconductor group is located at 22867 Northwest Bennett St., Hillsboro, Oregon 97124. Focus’ general telephone number is (408) 866-8300, and our Internet address is http://www.focusinfo.com. Information contained on the web site is not part of this document.

Business Strategy

We currently derive revenue from the sale of systems products and semiconductor products. While we believe that the semiconductor market may offer the best potential for future growth, our digital media-related systems products remain an important and substantial contributor to our growth. Our systems products provide acquisition, production, conversion and delivery for prosumers (professional consumer), professional, and commercial media applications.

According to surveys by iSuppli/Stanford Resources and Frost & Sullivan, the digital signage market and media asset management market, respectively, which we entered through acquisitions in 2004, are expected to experience 20-30 percent annual growth through 2008.

Although the general video production market is not experiencing the faster growth rates of digital signage and media asset management, it is going through a transition from standard definition (“SD”) video to high definition (“HD”) video, as well as experiencing changes to file storage and distribution formats.

Our current semiconductor products target the Internet appliance and home entertainment industries and consist of ASIC chips used for PC-to-TV conversion by portable media players, set top boxes, and media and Internet devices. In 2006, our Semiconductor group remained focused on the development of a UWB chipset. We began research and development efforts on developing UWB technology in 2002 for use in transmitting wireless video. UWB is a radio technology enabling very high speed transmission of data over short distances. We are a member of WiMedia, the industry standards setting trade association group for UWB and one of the authors of the WiMedia specifications. WiMedia is the industry trade association which is standardizing UWB technology. We expect wireless home media and wireless USB to be the first markets which will use our UWB chips in volume, as these currently are the leading applications of high-bandwidth wireless chips.

We plan to vigorously pursue the semiconductor market for this technology in 2007, building on our existing business in the commercial TV, portable media players, video conferencing and Internet Protocol TV (IPTV) set-top box markets. We intend to continue to invest a significant amount of research and development efforts and dollars in UWB technology in 2007. Based on our current development activities, we anticipate accepting orders for production quality UWB chips in the second half of 2007.

Our Products

We market two distinctive product lines: semiconductor and systems products. Our semiconductor products target the video convergence market and the high-bandwidth wireless market. Our systems products target the video acquisition and production, media asset management, media conversion and digital signage markets.

Semiconductor products

Our ASIC chips are custom designed for a specific application rather than general-purposes like a microprocessor.  The use of ASIC chips improves performance over general-purpose semiconductors, because the chips are “hardwired” to do a specific job. Our ASICs provide solutions for customers who need high quality digital images on a television screen. The PC-to-TV video convergence market exists as a result of incompatibility between a PC’s progressive scan image and a TV’s interlace image. Our ASIC products include the FS401/2/3, FS453/4, and FS455/6 series used for scaling, scan conversion, Internet TV, Portable Media Players and interactive TV applications. These chips, due to their features and applicability, are used in many of our, and third party consumer, systems products. The following is a listing of some of the applications for our chips:

•                  Media Centers and Portable Media Players;

•                  Information Appliances;

•                  Interactive Home Entertainment;

•                  Interactive Television;

•                  PC Video Out (TV-Ready PCs);

•                  Set Top Boxes;

•                  Videoconferencing Systems;

•                  Television Broadcast and Video Design;

•                  Video Kiosks;

•                  Web Appliances; and

•                  Automotive Video and GPS Systems

The wide number of applications for our semiconductor products provides the opportunity to grow our business for applications requiring broadcast quality in electronics devices and components including Internet set top boxes, Cable/DVD Player set top boxes, Internet appliances, graphics cards and laptops.

Our proprietary NTSC/PAL (National Television Standards Committee/Phase Alternating Line) digital video co-processor technology is for designers of video and large display monitor products, as well as a variety of industrial applications. The FS401/2/3 series of chips are advanced PC to TV processors with patented designs that dramatically improve video quality while reducing costs for the manufacturer. The chips are marketed to manufacturers of media players, scan converters, video-conferencing equipment and commercial television OEMs including our own consumer electronics product line marketed under the TView brand.

Our FS453/4 was originally designed for use in the Microsoft Xbox. Microsoft funded $2.1 million for the development of the FS453/4. In July of 2003, we began production shipments of the FS454 to Microsoft to meet Microsoft’s Xbox peak production period. Although we continued shipments in 2004, shipments were at significantly reduced levels when compared to the third and fourth quarters of 2003 and no shipments were made in 2005. In addition to compatibility with the Microsoft Xbox, the FS453/4 has broad applications in other products that need TV-Out, such as PCs, DVD players, media centers and media adaptors. The chip provides normal TV and HDTV outputs, has a small footprint, and has low power consumption.

In July 2004, we began sampling the FS455/6. The FS455/6 uses the same technology as the FS454, but in a smaller (7mm x 7mm) ball grid array (“BGA”) package, which is best suited for applications where space is critical. Applications that can potentially use the FS455 include portable phones, portable media players, personal digital assistants (PDAs) and other small, portable devices.  We made substantial shipments of the FS455/6 into Portable Media Player applications in 2006.

Our UWB ASIC chips have been marketed in packaged form as the FS1100 and FS1200. Together, these chips comprise a UWB radio. The FS1100 is an analog ASIC made using 180nm Silicon-Germanium and the FS1200 is a digital chip made using 130nm CMOS (Complementary metal–oxide–semiconductor). In the second half of 2006, we began shipping engineering samples of these chips in the Evaluation and Verification Kit. In the second half of 2006, we also announced the TT-1013, which is a package that incorporates both the FS1100 and FS1200. The potential applications for these chips are widespread, including:

•       Wireless USB Dongles and Hubs;

•       Printers;

•       Digital Still Cameras;

•       Video Camcorders;

•       Portable Media Players;

•       External Hard Drives;

•       Media Centers;

•       Media Adaptors;

•       Televisions;

•       Personal Computers;

•       Portable Telephones;

•       Smart Phones;

•       GPS Navigation Devices; and

•       Professional Video Products

We believe the breadth of applications provides us substantial opportunity to grow in a new market.

Systems products

Our systems product line includes products in four main categories:

•                  Video Acquisition and Production;

•                  Media Asset Management;

•                  Media Conversion; and

•                  Digital Signage and Media Delivery

Each of our product categories has specific market segment focus, and together offer a broad range of digital video solutions. Specific product functionality includes recording video to disk, digital video mixing, digital video file conversion, encoding, playout, streaming, presentation, and rich media management. We sell our products through a network of distributors in more than 50 countries worldwide.

Video Acquisition and Production.  Our FireStore disk recorder dynamically formats digital media into specific formats for most major non-linear editing programs (NLE’s), prior to recording this media to a standard computer hard drive. FireStore greatly improves the production workflow by eliminating post-acquisition capture steps. We have named this process, Direct To Edit ® (“DTE”). Since 2003, we have constantly broadened the FireStore product line. In 2003, we introduced the camera-mounted FireStore FS-3 and the FireStore DRDV-5000 variation, which we manufacture for JVC Corporation. In that same year, we acquired certain intangible assets of DVUnlimited, a small Hungarian company, to integrate digital video file conversion utility programs into out FireStore line. In April 2004, FireStore FS-2 Studio DTE recorder began to ship, this was followed in 2005 by the FireStore FS-4, a smaller more portable version. In March 2006, we began shipping the FS-100, a custom model for Panasonic that is capable of higher bit rate recording as required for Panasonic’s DVCPRO format. In 2006, we completed a standard definition to high definition transition for all FS-4 variations.

Our MX-4TM family of digital video mixers, serve the live video production markets as well as the post-acquisition video mixing markets.

Media Asset Management.  Our ProxSys® family of media asset management products, acquired in our 2004 acquisition of COMO, allows customers to upload, store, search, and playout media and media-related data. ProxSys is sold through system integrators who primarily target education, post production, medical, legal, and corporate applications.  Components of the ProxSys family include live and scheduled capture, 24/7 play, storage, conversion and 24/7 channel monitoring.  Typically, a ProxSys model can store and serve out hundreds of hours of media to user groups ranging from small 10-25 person production companies to enterprise-sized organizations.

Media Conversion. Our consumer line of converters, TViewTM, builds on PC-to-TV convergence technology. TView products, which are sub-categorized Gold, Silver and Micro for performance and description, convert any standard television into a large screen computer display. The product line targets presenters, educators, trainers and the expanding gamers market. The majority of the products in the consumer line integrate core technology provided by our FS401/2/3 series of chips. The TView Gold product accepts computer desktop resolutions up to 1600x1280 at millions of colors on both Window and Mac platforms. Much like the professional products, TView is offered in multiple forms including a portable version for mobile users. Our studio converters include the MC-2E, a single-rack mount converter featuring DV, Serial Digital and analog cross-conversion.

Digital Signage and Media Delivery. Our family of products resulting from the acquisition of Visual Circuits enables customers to manage, distribute and present standard and high definition video and graphics over networks using media servers, players and control software. Solutions range from single channel play-out solutions to enterprise-sized deployments that involve hundreds of channels. The family includes our MantisTM HD MPEG players, FireFlyTM SD

MPEG players, and Media MessengerTM and DARTTM control software. In addition to these products, we also sell SD and HD MPEG decoder computer cards to a number of integrators that incorporate these into their own OEM media products.

Research and Development

We continue to invest heavily in research and development. Of the $12.7 million invested in research and development in 2006, constituting almost 26% of our revenue, approximately 75% was spent on our UWB chip development and related activities, with the remainder supporting research and development on our systems products.

Intellectual Property and Proprietary Rights

As of December 31, 2006, we held five patents and four pending patent applications in the United States. Certain of these patents have also been filed and issued in countries outside the United States. We treat our technical data as confidential and rely on internal non-disclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect our proprietary information.

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

Marketing and Sales

As with most electronic equipment manufacturers, we introduce new products and technologies at industry conferences such as the International Consumer Electronics Show, International Broadcasting Convention and the National Association of Broadcasters Expo. In addition to these events, we also visit and present at major conferences in our target markets.  It is our experience that our presence at these conferences adds to our name recognition and market acceptance.

Distribution

In the United States and Canada, we market and sell our products through the following channels:

Semiconductor products:

•                  direct to our customers; and

•                  indirectly through OEM relationships.

Systems products:

•                  national distributors such as Ingram Micro, D&H Distributing and DBL Distributing;

•                  third party mail order resellers such as B&H Photo and CDW;

•                  Value Added Resellers (“VARs”) and System Integrators; and

•                  directly to our customers via our Web site.

Internationally, we sell our products directly to large semiconductor customers, resellers, independent mail order companies and system and semiconductor distributors in numerous countries, including France, the United Kingdom, Germany, Italy, Australia, Mexico, Japan, Taiwan, Hong Kong, China, Singapore, the Republic of Korea and in Scandinavia.

Customer Support

We believe that our future success will depend, in part, upon the continued strength of our customer relationships. In an effort to ensure customer satisfaction, we currently provide customer service and technical support through a five-days-per-week telephone service. We primarily use a local telephone number for customer service and a local telephone number for technical support for which the customer pays the phone charge. The customer service and support lines are currently staffed by technicians who provide advice free of charge to ensure customer satisfaction and obtain valuable feedback on new product concepts. In order to educate our telephone support personnel, we periodically conduct in-house training programs and seminars on new products and technology advances in the industry. We offer this base level of support to our entire domestic market including direct market customers that purchase our products through national resellers, mail order, value added resellers or system integrators. Internationally, we also provide technical support to international resellers and distributors who, in turn, give local support to their customers.

We provide our systems customers with a 90-day to two-year warranty on all products and will repair or replace a defective product under warranty coverage. The majority of defective product returns are repaired or replaced and returned to customers within ten business days.

Our Semiconductor group provides application support to our customers through its own application engineers located in the United States, Korea, Japan and Taiwan, as well as through application engineers employed by our representatives and distributors. We replace those ASIC chips that are proven to be defective at the time of installation by our customers.

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

We believe that our semiconductor products compete for market share with the following companies in the following markets:

•                  Videographic ASIC - Conexant Systems Inc., NXP Semiconductor, and Chrontel Inc.; and

•                  UWB - Alereon Inc., Realtek, Wisair, TZero, Sigma Designs, WiQuest, and Staccato Communications, Inc.

We believe that our systems products compete for market share with the following companies in the following markets:

•                  Video Acquisition and Production – Datavideo, Editrol, For-A, and Shining;

•                  Media Asset Management –Cinegy, Dalet, North Plains, and Sonic Foundry;

•                  Media Conversion - ADS Technologies , AverMedia Technologies, Canopus, Laird Telemedia, Miranda; and

•                  Digital Signage and Media Delivery – Adtec, Digital View, Electrosonic, Enseo, Sencore, Scala, Stradis, and Vela.

Some of our competitors have greater technical and capital resources, more marketing experience, and larger research and development staffs than we have. At any time, actions of these competitors and other technological developments in the market place could have a substantial adverse impact on our business.

We believe that our products compete favorably on the basis of product quality and technical benefits and features. We also believe that we provide competitive pricing, quality, warranty coverage, and strong customer relationships, including selling, servicing and after-market support for our finished products. However, there can be no assurance that we will be able to compete successfully in the future against existing companies or new entrants to the marketplace.

Manufacturing

We rely on subcontractors who operate under two different models in manufacturing our systems products. The first model utilizes components that we purchase and then send to the manufacturer who in turn manufactures board level subassemblies. The products that incorporate these subassemblies are completed, tested and distributed to customers by us from our facility in Campbell, California. This model provides for higher margin and control in a lower volume product. The second model is subcontractor type that uses a turnkey manufacturer who builds the entire product as designed and specified by us for a fixed price. The turnkey house is responsible for component procurement, board level assembly, product assembly, quality control testing and final packaging. In addition, some board level assembly and testing for low volume products are obtained through these turnkey houses. For certain commercial PC-to-TV video conversion products, turnkey manufacturers ship directly to the OEM customer and forward shipping information to us for our billing.

Our four turnkey manufacturers accounted for 80% of our manufacturing capabilities in 2006. One manufacturer, based in Taiwan, supplies the portable versions of our DTE disk recorders including FS-4 and FS-100 and all of our scan conversion products for the computer and display markets; another manufacturer in Minnesota provides all of our digital signage products; a third manufacturer in Korea currently provides the majority of our ASIC production; and a fourth manufacturer in California provides our video mixer products. Under the turnkey model, quality control is maintained through standardized quality assurance practices at the build site and random testing of finished products as they arrive at our fulfillment centers. Management believes that the turnkey model is appropriate for higher-volume products and helps us to lower inventory and staff requirements, maintain better quality control and product flexibility, achieve higher product turns and improved cash flow.

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

Personnel

As of December 31, 2006, we employed 143 people on a full-time basis, of whom 18 were in operations, 47 in sales and marketing, 63 in research and development and 15 in finance and administration.

Backlog

At December 31, 2006, we had a backlog of approximately $2.4 million for products ordered by customers as compared to a backlog of approximately $903,000 at December 31, 2005. We do not believe backlog for products ordered by customers is a meaningful indicator of future sales for a particular time period since the historical order patterns of our customers has demonstrated that backlog is episodic.

Available Information

Our principal executive offices are located at 1370 Dell Ave, Campbell, California 95008, and our main telephone number is (408) 866-8300. Our Internet website is located at http://www.focusinfo.com. The reference to our Internet website does not constitute incorporation by reference of the information contained on or hyperlinked from our Internet website and should not be considered part of this document.

The public may read and copy any material we file with the Securities and Exchange Commission, or SEC, at the SEC’s Public Reference Room at 100 F Street, NE., Washington D.C., 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, http://www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

As of December 31, 2006, we had an accumulated deficit of $105.3 million. We incurred net losses of $15.9 million, $15.4 million and $11.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. There can be no assurance that we will ever become profitable. Additionally, our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements for the year ended December 31, 2006 with respect to substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

We will need to raise additional capital, which, if through equity securities placements, will result in further dilution of existing and future stockholders.

Historically, we have met our short- and long-term cash needs through debt issuances and the sale of common stock in private placements, because cash flow from operations has been insufficient to fund our operations. Set forth below is information regarding net proceeds received recently through private placements of our convertible debt, common stock and through the exercise of stock options and warrants:

(In thousands)	Private Placement of Convertible Debt	Private Placements of Common Stock	Exercise of Stock Options and Warrants

2006	$10,000	—	$3,843
2005	—	$4,531	$152
2004	—	$10,741	$192

We received gross proceeds of $6.3 million from the issuance of common stock to a group of private investors in February 2007. While we believe that these funds, along with the cash flow generated by our anticipated growth in our Semiconductor and Systems businesses, should be adequate to enable us to complete our UWB engineering development and launch commercialization of UWB products. Depending upon the results and timing of our UWB initiative and the growth of our Semiconductor and Systems businesses, we may need to raise further capital in 2007 or in subsequent years. 2007 and future capital requirements will depend on many factors, including cash flow from operations, maintaining our gross margins at current levels, continued progress in research and development programs, competing technological and market developments, and our ability to market our products successfully.  There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all. Moreover, any equity financing or convertible debt financing would result in dilution to our existing stockholders and could have a negative effect on the market price of our common stock.

From November 2005 to early May 2006 and late May 2006 to mid July 2006, our common stock did not meet the minimum bid price requirement to remain listed on the Nasdaq Capital Market. If we were to be delisted, it could make trading in our stock more difficult and our $10.9 million outstanding principal amount of convertible notes would be deemed immediately payable at the option of the holders.

Our voting common stock is traded on the Nasdaq Capital Market. There are various quantitative listing requirements for a company to remain listed on the Nasdaq Capital Market, including maintaining a minimum bid price of $1.00 per share of common stock and maintaining stockholders’ equity of $2.5 million. On June 27, 2006, the Nasdaq Stock Market notified us that for the previous 30 consecutive business days the bid price of our common stock had closed below the minimum $1.00 per share price requirement for continued inclusion under Nasdaq Marketplace Rules. We were given until December 26, 2006 to regain compliance with the Nasdaq Capital Market $1.00 minimum bid price rule. On July 28, 2006, we received notification from the Nasdaq Stock Market that we had met the compliance standards and the matter was closed.

At December 31, 2006, we had total stockholders’ equity of $6.0 million. To the extent we incur net losses and do not raise additional equity capital, our stockholders’ equity would decline. If the minimum bid price of our common stock were to close below $1.00 for 30 consecutive days, or our stockholders equity fell below the $2.5 million and we did not otherwise have $35 million market value of our securities, we would likely again receive notification from the Nasdaq Capital Market that we were not in compliance with the $1.00 minimum bid price rule. If we do not regain compliance within the allotted compliance period, including any extensions that may be granted by the Nasdaq Capital Market, the Nasdaq Capital Market would notify us that our common stock would be delisted from the Nasdaq Capital Market, eliminating the only established trading market for our shares. We would then be entitled to appeal this determination to a Nasdaq Listing Qualifications Panel and request a hearing. If we fail at such hearing in our efforts to retain our listing, we would be delisted.

In the event we are delisted from the Nasdaq Capital Market, we would be forced to list our shares on the OTC Electronic Bulletin Board or some other quotation medium, such as the pink sheets, depending on our ability to meet the specific listing requirements of those quotation systems. As a result, an investor might find it more difficult to trade, or to obtain accurate price quotations for, such shares. Delisting might also reduce the visibility, liquidity, and price of our voting common stock. In the event our common stock was not listed on the Nasdaq Capital Market or another established automated over-the-counter trading market in the United States, all amounts outstanding under our $10.9 million senior secured convertible notes would become due and payable at the option of the holders.

We are dependent upon a significant shareholder to meet our financing needs and there can be no assurance that this shareholder will continue to provide financing.

We have relied upon the ability of Carl Berg, a director and significant owner of our common stock, for interim financing needs. Mr. Berg has provided a personal guarantee to Samsung Semiconductor Inc., one of our contract ASIC manufacturers, to secure our working capital requirements for ASIC purchase order fulfillment and a personal guarantee to Greater Bay Bank, N.A. in connection with our existing $4.0 million accounts receivable-based line of credit facility and $2.5 million term loan. In connection with these guarantees, Mr. Berg maintains a security interest in all the Company’s assets, subject to the bank’s lien on our accounts receivable, and has subordinated that security interest in accounts receivable to holders of our convertible debt. There can be no assurances that Mr. Berg will continue to provide such interim financing or personal guarantees, should we need additional funds or increased credit facilities with our vendors.

We have a significant amount of convertible securities that will dilute existing stockholders upon conversion.

At March 16, 2007, we had outstanding 3,161 shares of preferred shares, 4,236,110 warrants, and 5,714,642 options, and $10.9 million of convertible notes, which are all exercisable into or convertible for shares of common stock. The 3,161 shares of preferred stock are convertible into 3,161,000 shares of our voting common stock and the convertible notes are convertible into 10,946,250 shares of common stock. Furthermore, at March 16, 2007, 2,125,330 additional shares of common stock were available for grant to our employees, officers, directors and consultants under our current stock option and incentive plans. We also may issue additional shares in acquisitions and additional convertible notes as interest payments on our outstanding convertible notes. Any additional grant of options under existing or future plans or issuance of shares in connection with an acquisition or issuance of additional convertible notes will further dilute existing stockholders.

Delays in product development could adversely affect our market position or customer relationships.

We have experienced delays in product development in the past and may experience similar future delays. Given the short product life cycles in the markets for certain products, any delay or unanticipated difficulty associated with new product introductions or product enhancements could cause us to lose customers, damage our competitive position and not achieve revenues which would otherwise have been the case.  Prior delays have resulted from numerous factors, such as:

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

The development of new, technologically advanced products, including our significant investment in UWB, is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. In order to compete, we must be able to deliver to customers products that are highly reliable, operate with the customer’s existing equipment, lower the customer’s costs of acquisition, installation and maintenance, and provide an overall cost-effective solution. We may not be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, our new products may not gain market acceptance or we may not be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Our failure to respond effectively to technological changes would significantly harm our business. Finally, there can be no assurances we will be successful in our product development efforts.

We rely on certain vendors for a significant portion of our manufacturing. If these vendors experience delays in the production and shipping of our products, this would have an adverse effect on our results of operations.

At December 31, 2006, approximately 80% of our products are manufactured on a turnkey basis by four vendors: BTW Inc., Furthertec Company Ltd., Samsung Semiconductor Inc. and Veris Manufacturing. If these vendors experience production or shipping problems for any reason, we in turn could experience delays in the production and shipping of our products, which would have an adverse effect on our results of operations.

A significant portion of our semiconductor revenue is from products that are designed for consumer goods that have seasonal sales. To the extent that consumers do not purchase end products in which our products appear demand for our products and our revenues will decline.

A significant portion of our semiconductor revenue is subject to risks associated with seasonal sales of certain end products through retail outlets, with a majority of such sales occurring from October through December. As a result, our annual operating results with respect to sales of our semiconductor chips designed into newly introduced products depend, in large part, on the quantity of consumer purchases of certain end products during the relatively brief holiday season.

We are dependent on our suppliers. If our suppliers experience labor problems, supply shortages or product discontinuations, this would have an adverse effect on our results of operations.

We purchase all of our parts from outside suppliers and from time-to-time experience delays in obtaining some components or peripheral devices. Additionally, we are dependent on sole source suppliers for certain components.  There can be no assurance that labor problems, supply shortages or product discontinuations will not occur in the future, which could significantly increase the cost, delay shipment, or cause us to cease production of our products, which, in turn could adversely affect our results of operations.

If we fail to meet certain covenants required by our credit facilities, we may not be able to draw down on such facilities and our ability to finance our operations could be adversely affected.

We have access to a $4.0 million credit line under which we can borrow up to 90% of our eligible outstanding accounts receivable and a $2.5 million term loan with the same bank. The various agreements in connection with such credit line and term loan require us to maintain certain covenants. At December 31, 2006, we were in compliance with all covenants, including the net loss covenant. In the event we violate any covenants and are not able to obtain a waiver, we will not be able to draw down on the line of credit or term loan, and any amounts outstanding under such line of credit or term loan may become immediately due and payable. Either event could have a material adverse impact on our financial condition and results of operation.

Furthermore, the restrictions contained in the line of credit and term loan documents, as well as the terms of other indebtedness we may incur from time-to-time, could limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans. These restrictions could also adversely affect our ability to finance our operations, meet other capital needs, or to engage in other business activities that would be in our interest.

Certain events will result in our senior secured convertible notes becoming due and payable prior to maturity or will require us to repurchase our senior secured convertible notes prior to maturity, either of which would adversely affect our ability to finance our operations.

The provisions of our senior secured convertible notes, due January 1, 2011, provide that if we, among other things: (i) default on any principal or interest payment on our senior secured convertible notes; (ii) fail to comply with any of our covenants in the documents governing the issuance of our senior secured convertible notes; (iii) do not pay at final maturity (either at stated maturity or upon acceleration) any of our other indebtedness with an aggregate principal amount of $1.0 million, the outstanding principal and accrued interest on such notes will become due and payable. In addition, our senior secured convertible notes provide, that, upon the occurrence of any of the following events, the holders of the notes will have the right to require us to repurchase any or all of such notes at a purchase price equal to 101% of the principal amount of notes to be repurchased plus accrued and unpaid interest: (i) failure of our common stock to be traded on a national securities exchange, Nasdaq Stock Market or another established automated over-the-counter trading market in the United States or (ii) acquisition of more than 50% of our outstanding voting stock or merger with another company if our then shareholders do not continue to own a majority of our outstanding voting stock. At December 31, 2006, we owed $10.9 million under our senior secured convertible notes. Repayment of this amount prior to stated maturity would adversely impact our ability to finance our operations or other capital needs.

If we are unable to renew or extend our existing line of credit or term loan upon their expiration date, our ability to finance our operations could be adversely affected.

Our $2.5 million term loan and a $4.0 million credit line expire on February 23, 2008. If we are unable to renew the term loan or credit line on favorable terms upon expiration, we would be required to immediately pay all outstanding obligations under these facilities. Repayment of the principal amounts and interest due could adversely affect our other capital requirements, as well as our ability to finance our operations on an ongoing basis.

We depend on a few customers for a high percentage of our revenues and the loss or failure to pay of any one of these customers could result in a substantial decline in our revenues and profits and affect our cash flow.

For the year ended December 31, 2006, our five largest customers collectively provided 43% of our total revenue and as of December 31, 2006, comprised 40% of our accounts receivable balance. Sales to one customer accounted for 24% of our revenue in the year ended December 31, 2006. We do not have long-term contracts requiring any customer to purchase any minimum amount of products. There can be no assurance that we will continue to receive orders of the same magnitude as in the past from existing customers or will be able to market our current or proposed products to new customers. The loss of any major customer, the failure of any major customer to pay us, or failure of a major customer to issue additional purchase orders, would have a material adverse effect on our revenue, results of operation, and business as a whole, absent the timely replacement of the associated revenues and profit margins associated with such business. Furthermore, since many of our semiconductor products are integrated into our customers’ products, these products are dependent upon the overall success of our customers’ products, over which we often have no control.

Our quarterly financial results are subject to significant fluctuations and if actual revenues are less than projected revenues, we may be unable to reduce expenses proportionately, and our operating results, cash flows and liquidity would likely be adversely affected.

We have been unable in the past to forecast accurately our operating expenses and revenue. Revenues currently depend heavily on volatile customer purchasing patterns. If actual revenues are less than projected revenues, we may be unable to reduce expenses proportionately, and our operating results, cash flows and liquidity would likely be adversely affected.

Our markets are subject to rapid technological change, and to compete effectively, we must continually introduce new products, requiring a significant influx of additional capital.

Many of our markets are characterized by extensive research and development and rapid technological change resulting in short product life cycles. Development by others of better, new or improved products, processes or technologies may make our products or proposed products obsolete or less competitive. We must devote substantial efforts and financial resources to enhance our existing products and to develop new products, such as our significant investment in UWB technology. To fund such ongoing research and development, we will require a significant influx of additional capital. There can be no assurance that we will succeed with these efforts. Failure to effectively develop such products, notably our UWB technology, could have a material adverse effect on our financial condition and results of operations.

We may not be able to protect our proprietary information.

As of December 31, 2006, we held five patents and four pending applications in the United States. Certain of these patents have also been filed and issued in countries outside the United States. We treat our technical data as confidential and rely on internal non-disclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect our proprietary information. There can be no assurance that these measures will adequately protect the confidentiality of our proprietary information or prove valuable in light of future technological developments.

In addition, we occasionally receive notices by third parties of claims regarding infringement by our products of intellectual property rights held by such third parties. Since 2001, we have not had to engage in any material litigation or incur material expenses regarding such claims. However, there can be no assurance that third parties will not assert infringement claims against us in the future or that such claims will not result in costly litigation or require us to license intellectual proprietary rights from third parties. In addition, there can be no assurance that any such licenses would be available on terms acceptable to us, if at all.

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

We typically operate with a small amount of backlog. Accordingly, we generally do not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. Any significant weakening in current customer demand for any of our lead products would therefore have, and has had in the past, an almost immediate adverse impact on our operating results.

Our common stock price is volatile.

The market price for our voting common stock is volatile and has fluctuated significantly to date. For example, between January 1, 2006 and March 16, 2007, the per share price has fluctuated between $0.62 and $1.85 per share, closing at $1.32 on March 16, 2007. The trading price of our voting common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to numerous factors including the following:

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

•                                          changes in the economic performance and/or market valuations of other multi-media, or fabless semiconductor companies;

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

In addition, the securities markets have experienced extreme price and volume fluctuations in recent times, and the market prices of the securities of technology companies have been especially volatile. These broad market and industry factors may adversely affect the market price of common stock, regardless of actual operating performance. In the past, following periods of volatility in the market price of stock, many companies have been the object of securities class action litigation, including us. If we are subject to a securities class action, then it could result in additional substantial costs and a diversion of management’s attention and resources.

We are subject to various environmental laws and regulations that could impose substantial costs upon us and may adversely affect our business.

Some of our operations are subject to state, federal, and international laws governing protection of the environment, human health and safety, and regulating the use of certain chemical substances. We endeavor to comply with these environmental laws, yet compliance with such laws could increase our operations and product costs. Any violation of these laws can subject us to significant liability, including fines and penalties, and prohibit sales of our products in one or more states or countries, and result in a material adverse effect on our financial condition.

Recent environmental legislation within the European Union (EU) may increase our cost of doing business internationally and impact our revenues from EU countries as we comply with and implement these new requirements. The European Parliament has enacted the Restriction on Use of Hazardous Substances Directive, or “RoHS Directive,” which restricts the use of certain hazardous substances in electrical and electronic equipment. We need to redesign products containing hazardous substances regulated under the RoHS Directive to reduce or eliminate regulated hazardous substances contained in our products. As an example, certain of our products include lead, which is included in the list of restricted substances.

As of December 31, 2006, our semiconductor products and many of our systems products complied with the RoHS Directive. However, due to the level of effort and cost in redesigning products, certain systems products will not be redesigned to become RoHS compliant. Such decisions have been made based on the products estimated remaining life and the products primary sales regions being located outside the EU. For certain of our mixer and digital signage products, we continue our compliance efforts but do not expect to meet the requirements of the RoHS Directive until March 31, 2007 and September 30, 2007, respectively. As a result, we will be unable to sell these products into the EU market absent compliance. These delays may have an adverse effect on our overall sales and results of operations.

Any acquisitions of companies or technologies by us may result in distraction of our management and disruptions to our business.

We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise, as was the case in February 2004 when we acquired the stock of COMO Computer and Motion GmbH and in May 2004 when we acquired substantially all the assets of Visual Circuits Corporation. From time-to-time, we may engage in discussions and negotiations with companies regarding the possibility of acquiring or investing in their businesses, products, services or technologies. We may not be able to identify suitable acquisition or investment candidates in the future, or if we do identify suitable candidates, we may not be able to make such acquisitions or investments on commercially acceptable terms, if at all. If we acquire or invest in another company, we could have difficulty assimilating that company’s personnel, operations, technology or products and service offerings. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely otherwise affect operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions and/or pay for the legal, accounting or finders fees typically associated with an acquisition. The issuance of equity securities could be dilutive to our existing stockholders. In addition, the accounting treatment for any acquisition transaction may result in accounting for significant goodwill and intangible assets, which, if impaired, will adversely affect our consolidated results of operations. The accounting treatment for any potential acquisition may also result in a charge for in-process research and development expense, as was the case with the acquisition of Visual Circuits Corporation, which will negatively affect our consolidated results of operations.

We are exposed to potential risks from legislation requiring companies to evaluate financial controls under Section 404 of the Sarbanes-Oxley Act of 2002.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls. We will be required to meet the requirements of Section 404 of the Sarbanes-Oxley Act by December 31, 2007. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. We estimate that we will spend approximately $650,000 to comply. If we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

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

Our businesses are very competitive.

The computer peripheral and semiconductor markets are extremely competitive and are characterized by significant price erosion over the life of a product. We currently compete with other developers of video conversion products and with video-graphic integrated circuit developers. Many of our competitors have greater market recognition and greater financial, technical, marketing and human resources. There can be no assurance that we will be able to compete successfully against existing companies or new entrants to the marketplace.

The video production equipment and semiconductor markets are highly competitive and characterized by rapid technological change, new product development and obsolescence, evolving industry standards and significant price erosion over the life of a product. Competition is fragmented with several hundred manufacturers supplying a variety of products to this market. We anticipate increased competition from both existing manufacturers and new market entrants. Increased competition and rapid technological advances could result in price reductions, reduced margins and loss of market share, any of which could materially and adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors in these markets.

Often our competitors have greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than we possess. In addition, some of our competitors also offer a wide variety of product offerings which may confer a competitive advantage based upon their ability either to bundle their equipment in certain large system sales or combine products more cost effectively than we can offer.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The following table sets forth certain information concerning the properties that we lease. We do not own any real property.

Property Location and Primary Use	Lease Expires	Square Feet	Monthly Rent

1370 Dell Avenue Campbell, California Corporate Headquarters (Manufacturing, Sales, R&D, Marketing, Customer Support, Administration)	December 31, 2007	27,500	$22,880

2 Milliston Rd. Millis, Massachusetts Systems R&D	January 31, 2008	1,000	$1,000

5155 E. River Rd. Fridley, Minnesota Systems R&D and Customer Support	December 31, 2007	8,609	$6,270

22867 N.W. Bennett St. Hillsboro, Oregon Semiconductor R&D, Marketing, Customer Support and Sales	July 19, 2010	17,771	$14,069

Lise-Meitner Strasse 15 D-24223 Raisdorf, Germany COMO Headquarters (Manufacturing, Sales, R&D, Marketing, Customer Support, Administration)	July 31, 2008	8,245	$7,199

9F-1, No. 6, Lane 180, Sec. 6, Mincyuan E. Road Neihu District, Taipei City 114, Taiwan Semiconductor Sales and Customer Support	April 30, 2007	902	$1,273

1285 66th Street Emeryville, California Systems R&D	October 31, 2008	400	$750

No 2 Yamaguchi Bldg, 10F 6-20-12 Nishishinjuku Shinjuku-ku, Tokyo 182-0024 Japan Semiconductor Sales and Customer Support	June 19, 2008	920	$2,313

Suite 759 TRAPLACE 10-1 Sunae-dong, Bundang-gu Seongnam-si, Gyeonggi, 463-825, Korea Semiconductor Sales and Customer Support	July 7, 2007	972	$1,871

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

Item 4. Submission of Matters to a Vote of Security Holders

Focus held its annual meeting of shareholders at its corporate headquarters located at 1370 Dell Avenue, Campbell, California, on Friday, November 17, 2006. Shareholders of record on September 27, 2006 were entitled to vote on matters to be considered at the meeting.

Following are the proposals voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions for each such proposal:

		Votes
		For	Withheld
Proposal 1: Election of the following as a director of Focus:

Name	Term
William B. Coldrick	3 years	67,032,219	720,967
Michael L. D’Addio	3 years	66,840,020	913,166

The following directors’ terms continued after the meeting: N. William Jasper Jr., Brett A. Moyer, Carl E. Berg, Tommy Eng and Sam Runco.

	For	Against	Abstained	Broker Non- Votes

Proposal 2: To amend Focus’ Certificate of Incorporation to increase the authorized number of shares of common stock from 100,000,000 to 150,000,000.	65,283,137	2,066,551	403,500	—

Proposal 3: To amend and restate the 2004 Incentive Stock Plan to increase the number of shares reserved for issuance of restricted stock and upon exercise of options from 2,452,000 to 4,952,000.	28,374,956	2,340,949	115,422	36,921,862

Proposal 4: To ratify the selection of Burr, Pilger & Mayer LLP as Focus’ independent registered public accounting firm for the year ending December 31, 2006.	67,381,692	105,692	265,804	—

Part II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

Trading in our common stock commenced on May 25, 1993 when we completed our initial public offering.

Since that time our common stock traded principally on the Nasdaq Capital Market under the symbol “FCSE”. The prices per share reflected in the following table represent the range of high and low closing prices for the quarters indicated. The closing price of our common stock on the Nasdaq Capital Market on March 16, 2007 was $1.32 per share.

	Common Stock
	High	Low
2006 Quotations
Fourth Quarter	$1.85	$1.38
Third Quarter	1.56	0.92
Second Quarter	1.33	0.67
First Quarter	0.74	0.62

2005 Quotations
Fourth Quarter	$1.10	$0.62
Third Quarter	1.06	0.62
Second Quarter	0.94	0.64
First Quarter	1.22	0.85

As of March 16, 2007, Focus had approximately 367 holders of record and 78,310,451 shares of common stock outstanding on that date. As of March 16, 2007, approximately 7,888 stockholders held Focus voting common stock in street name. It is not possible to determine the actual number of beneficial owners who may be the underlying holders of such shares.

We have not declared nor paid any cash dividends on our common stock since our inception. We intend to retain future earnings, if any, for use in our business.

In connection with our credit line and term loan facilities with Great Bay Bank, we are prohibited from paying any dividends on our common stock without the consent of Greater Bay Bank if we have any amounts outstanding under our credit facilities with Greater Bay Bank or if any credit is available to us under such facilities.

See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation - Stock Issuances,” for a description of securities we sold during 2006 pursuant to one or more exemptions from registration under the Securities Act of 1933, as amended.

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

We did not repurchase any securities during the year ended December 31, 2006.

Company Stock Price Performance Graph

The graph below compares the five-year cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq US Market Index and the Nasdaq Electronic Components Index for the last five fiscal years ended December 31, 2006, assuming an investment of $100 at the beginning of that five-year period and the reinvestment of any dividends. No dividends were declared or paid by Focus during the five-year period.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Item 6.  Selected Financial Data

The following table presents selected historical financial data of Focus for the periods indicated. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information of Focus in this Form 10-K.

(In thousands, except per-share data)	As of or for the years ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations Data:
Net revenue	$37,478	$24,551	$20,015	$26,575	$17,312
Cost of revenue	20,259	15,520	13,514	17,477	11,354
Gross margin	17,219	9,031	6,501	9,098	5,958
Total operating expenses	26,306	24,048	17,681	10,840	11,702
Loss from operations	(9,087)	(15,017)	(11,180)	(1,742)	(5,744)
Net loss	$(15,923)	$(15,368)	$(10,985)	$(1,698)	$(5,957)

Per-Share Data:
Net loss	$(0.23)	$(0.25)	$(0.22)	$(0.04)	$(0.17)
Weighted average common and common equivalent shares - basic and diluted	69,071	61,664	50,078	39,121	35,697

Balance Sheet Data:
Total assets	$29,980	$23,659	$27,325	$16,100	$12,034
Long-term liabilities	10,946	110	174	3,867	3,868
Total liabilities	23,972	11,979	6,007	8,148	7,790
Total stockholders’ equity	$6,008	$11,680	$21,318	$7,952	$4,244

The results of operations for the year ended December 31, 2006 include charges of $4.0 million and $1.4 million related to a derivative liability and a change in value of the derivate liability, respectively, associated with the issuance of convertible notes in January 2006.

The results of operations for the year ended December 31, 2004 include the results of COMO and Visual Circuits from the dates of the respective acquisitions and also include a charge of $300,000 for in-process research and development expense associated with the acquisition of Visual Circuits.

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to contract revenue, customer programs and incentives, product returns, accounts receivable allowances, inventory valuation allowances, warranty accruals, deferred tax asset valuation allowances, the value of equity instruments issued for services, the recoverability of goodwill and other intangibles related to acquisitions, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. We record estimated reductions to revenue for product returns based primarily on historical return rates, return policies and price protection arrangements. In addition, we sometimes accept returns for stock balancing and negotiate accommodations with customers, which include price discounts, credits and returns, when demand for specific products falls below expectations. If market conditions for our products were to decline, we could experience an increase in the volume of returns and our reported revenue would be affected accordingly. However, currently only a limited number of our consumer channel distributors have return rights under their agreements with us. In connection with these agreements, distributors may return or exchange slow moving inventory held by such distributors. However, these return rights are limited to 25% of the distributor’s prior quarter purchases. We recognize contract revenue and profit as work progresses on long-term, fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We use this method since reasonably dependable estimates of the revenue and costs applicable to various stages of the contract can be made. Recognized revenue and profit are subject to revisions as a contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Provisions for the entire amount of estimated losses, or uncompleted contracts are made in the periods such losses are determined.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We assess collectibility based on a number of factors, including credit-worthiness and past transaction history with the customer. Although collateral is generally not requested, in certain situations we will require confirmed letters of credit or cash in advance of shipping to specific customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

We evaluate our ending inventories for excess quantities and obsolescence at each balance sheet date. This evaluation includes review of materials usage, market conditions and product life cycles and an analysis of sales levels by product and projections of future demand and market conditions. We reserve for inventories that are considered excess or obsolete. We adjust remaining inventory balances to approximate the lower of our standard manufacturing cost or market value. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required, and would be reflected in cost of product revenues in the period the revision is made.

Our policy on capitalized software costs determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or cost of revenue. We use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

Our business acquisitions have resulted in goodwill and other intangible assets, which affect the possible future impairment expense that we may incur, and in the case of intangible assets, the amount of future period amortization expense. In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets which will reduce their value and could affect current period reported earnings. We performed our annual impairment assessment of goodwill and intangible assets in the fourth quarter of 2006, and no impairment was recorded.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

RESULTS OF OPERATIONS

Overview

In 2006, both our Systems and Semiconductor groups demonstrated significant growth in revenue and gross margin. Overall company revenue grew 53% and gross margin improved as a percentage of revenue by 9.1% year-over-year from 36.8% to 45.9%.

The Systems group’s revenue growth reflects the trend to high definition video format and the need for greater storage capacity in a digital world. Professional and prosumer videographers are using HD more frequently in their recording and post-production activities. We believe the growing number of daily network and cable telecasts, movies and other special programming now coming in HD, bodes well for demand in this key market segment.

The dramatic revenue growth from our Semiconductor group was primarily due to customers incorporating our video convergence chips in their portable media player designs. As digital media is being transported through an ever increasing number of devices, demand for semiconductor convergence chips, like those of our Semiconductor group, is increasing in parts of the electronics sector, including end products for portable media players, automotive and mobile entertainment, IPTV set-top boxes, medical imaging, and handheld GPS systems.

We expect the factors that drove our revenue increase in 2006 — the trend to HD products and the success of our video convergence chips — to continue in 2007. However, a significant portion of our 2006 semiconductor revenue was associated with the introduction of one new consumer product by a well known consumer electronics (“CE”) company. The product includes integrated components which use our video convergence chips. We shipped a large volume of our products to meet this manufacturer’s demand and do not know how many of its products were shipped, and of those shipped, how many were sold to end users.  We do not know if the CE company will re-order our chips for use in subsequent versions of its product. If we do not receive subsequent orders, we would have to replace the lost revenue in order to duplicate or improve upon last year’s results. Failure to do so could adversely affect our results of operations.

The impact of higher margin products and increased revenue increased our absolute gross margin as a percentage of revenue by 9.1%, from 36.8% for the year ended December 31, 2005 to 45.9% for the year ended December 31, 2006.

In 2006, we continued to make a significant investment in research and development which resulted in significant progress in developing our UWB wireless video technology. In the second half of 2006, we began shipping engineering samples of these UWB chips in our Evaluation and Verification Kit. We expect to begin shipments of production UWB chips in the second half of 2007.

Year ended December 31, 2006 compared to year ended December 31, 2005

Net revenue

	Years ended December 31,
(Dollars in thousands)	2006	2005	Increase	% increase

Systems products	$25,042	$21,148	$3,894	18.4%
Semiconductor products	12,436	3,403	9,033	265.4%

	$37,478	$24,551	$12,927	52.7%

Revenue for the year ended December 31, 2006 was $37.5 million, an increase of $12.9 million compared with the year ended December 31, 2005.

For the year ended December 31, 2006, sales of systems products were approximately $25.0 million compared to $21.1 million for the year ended December 31, 2005, an increase of $3.9 million or 18%. This increase was due to the strong sales of our high definition Direct to Edit FireStore product line with our camera partners Panasonic, JVC, and Canon and increased sales of ProxSys, partially offset by decreased sales of our mature mixer and scan version products. Revenue from our mixer product has been trending lower over the past 12 months as video enthusiasts continue to move from stand-alone editing systems to computer based or non-linear editing systems.

Sales of semiconductor products to distributors and OEM customers were approximately $12.4 million in the year ended December 31, 2006, compared to $3.4 million for 2005. The $9.0 million increase in sales of semiconductor products (approximately 265%) was primarily driven by customers incorporating our video convergence chips in their portable media player (PMP) designs.  For the year ended December 31, 2006, one semiconductor customer represented approximately 24% of our total revenue and approximately 72% of our semiconductor revenue.

At December 31, 2006, our backlog was approximately $2.4 million for products ordered by customers, compared to a backlog of $903,000 at December 31, 2005. This increase reflects increased orders for our portable Direct to Edit products and video convergence chips. Our backlog frequently varies and is not indicative of quarterly performance for the products covered by such orders.

Gross margin

	Years ended December 31,
(Dollars in thousands)	2006	2005	Increase

Gross margin	$17,219	$9,031	$8,188

Gross margin rate	45.9%	36.8%	9.1 percentage points

Our gross margin rate for the year ended December 31, 2006 increased as a percentage of revenue by 9.1% to 45.9% from 36.8% in the year ended December 31, 2005.

This increase in the gross margin rate mainly reflects an increase in sales of our higher margin Direct to Edit HD recorders, higher margin semiconductor chips, and overall sales volume. Stock-based compensation charges of $32,000 for the year ended December 31, 2006 were included in cost of revenue. No stock-based compensation charges were included in the year ended December 31, 2005.

Operating expenses

	Years ended December 31,
	2006		2005		Increase / (Decrease)
		% of		% of		% of
(Dollars in thousands)		revenue		revenue		revenue

Sales, marketing and support	$8,930	23.8%	$6,668	27.2%	$2,262	(3.4)%
General and administrative	4,148	11.1%	4,059	16.5%	89	(5.4)%
Research and development	12,720	33.9%	12,791	52.1%	(71)	(18.2)%

	$25,798	68.8%	$23,518	95.8%	$2,280	(27.0)%

Sales, marketing and support

Sales, marketing and support expenses for the year ended December 31, 2006 were $8.9 million, compared to $6.7 million for the year ended December 31, 2005, an increase of $2.3 million but a 3.4% decline as a percentage of revenue for the same period.

The increase in sales, marketing and support expenses mainly reflects an increase in payroll expense of $1.2 million resulting from an increase in employees in our Systems customer support department and Semiconductor sales department, an increase in commission and bonus expense primarily reflecting the increase in sales revenue, an increase of $155,000 in stock-based compensation, an increase of $300,000 in consultants and temporary help, an increase of $273,000 related to trade show expenses and $229,000 in increased advertising and direct marketing expenses associated with lead generation and web marketing during the period. For the year ended December 31, 2006, stock-based compensation included in sales, marketing and support expenses totaled $155,000. No stock-based compensation charges were included for the year ended December 31, 2005.

General and administrative

General and administrative expenses for the year ended December 31, 2006 were $4.1 million, an increase of $89,000 compared to the year ended December 31, 2005 but a 5.4% decline as a percentage of revenue for the same period.

The increase in general and administrative expenses was due to an increase in payroll and payroll-related expenses (overtime, employer taxes, benefits, commission and bonus) of $292,000, partially offset by a decrease in legal fees of $110,000 and a decrease in recruiting expenses of $57,000. Stock-based compensation charges of $264,000 and $285,000 for the years ended December 31, 2006 and 2005 respectively, were included in general and administrative expenses.

Research and development

Research and development expenses for the year ended December 31, 2006 were $12.7 million, a decrease of $71,000 compared to the year ended December 31, 2005 and an 18.2% decline as a percentage of revenue for the same period.

The decrease in research and development expenses mainly reflects a decrease in consulting and temporary help expenses of $1.8 million related to our UWB chip design, partially offset by an increase in payroll and payroll-related expenses (overtime, employer taxes, benefits, commission and bonus) of $563,000, increase of stock compensation charges of $211,000, increased material and prototyping charges of $600,000, increased license fees of $254,000 for design tools and tooling expenses of $210,000 related to our UWB initiative. The lower consulting and temporary help expense is due to the UWB development project moving from the chip design phase to the production phase. Stock-based compensation charges of $211,000 for the year ended December 31, 2006 was included in research and development expenses. No stock-based compensation charges were included for the year ended December 31, 2005.

In 2007, to complete our UWB products we plan continued significant investment in the development and production of the UWB technology - see note 2, “Management’s Plans” of the notes to consolidated financial statements.

Amortization

Amortization expense was recorded as follows:

	Years ended December 31,
(In thousands)	2006	2005	Decrease

Cost of revenue	$172	$181	$(9)
Operating expenses	508	530	(22)

	$680	$711	$(31)

Amortization expense for the year ended December 31, 2006 was $680,000, a decrease of $31,000 from $711,000 for the year ended December 31, 2005. The decrease reflects the completion of amortization for certain intangible assets associated with the acquisitions of Videonics and DVUnlimited.

Interest expense, net, Value of derivative liability, Change in value of derivative liability and warrant liability and Other income (expense), net

	Years ended December 31,
(Dollars in thousands)	2006	2005	Increase

Interest expense, net	$(1,423)	$(298)	$1,125

Value of derivative liability	$(4,000)	$—	$4,000

Change in value of derivative liability and warrant liability	$(1,361)	$—	$1,361

Other income (expense), net	$6	$(76)	$82

Net interest expense for the year ended December 31, 2006 was $1.4 million, compared to $298,000 for the year ended December 31, 2005, an increase of $1.1 million. This increase mainly reflects interest expense on convertible notes, of which $10.0 million, $425,000 and $521,250 were issued on January 27, 2006, June 30, 2006 and December 30, 2006, respectively, and remained outstanding on December 31, 2006. Additionally, during the fourth quarter of 2006, a charge of $292,000 was recorded to interest expense as a result of the issuance of the December 30, 2006 convertible notes. On the date of issuance, the fair market value of our stock exceeded the $1.00 conversion price of the convertible notes, resulting in a beneficial conversion feature.

The $4.0 million derivative liability represents the fair value of the conversion option in connection with the $10.0 million convertible notes issued in January 2006. The value of the conversion option was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a discount to the initial carrying amount of the convertible notes. The $4.0 million discount was immediately expensed in the consolidated statements of operations as value of derivative security since the notes may be converted to common stock at any time after issuance.

Effective June 28, 2006, we amended certain agreements associated with the $10.0 million convertible notes, eliminating the derivative component. However, we were required to revalue the derivative liability as of the amendment date. Therefore, as a result of fluctuations in the price of our common stock, and its volatility between the date the notes were issued and the June 28, 2006 amendment date, the fair value of the derivative liability increased by

$1.4 million resulting in an additional $1.4 million expense charge for the year ended December 31, 2006.

Other income (expense) for the years ended December 31, 2006 and 2005 consists mainly of fluctuations associated with exchange rate differences related to transactions denominated in foreign currency.

Tax expense (benefit)

	Years ended December 31,
(Dollars in thousands)	2006	2005	Increase

Tax expense (benefit)	$58	$(23)	$81

Our tax expense for the year ended December 31, 2006 of $58,000 is primarily comprised of minimum tax payments due within the United States and taxes due in foreign locations.

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

Year ended December 31, 2005 compared to year ended December 31, 2004

Net revenue

	Years ended December 31,
(Dollars in thousands)	2005	2004	Increase/ (decrease)	% increase/ (decrease)

Systems products	$21,148	$16,553	$4,595	27.8%
Semiconductor products	3,403	3,462	(59)	(1.7)%

	$24,551	$20,015	$4,536	22.7%

Revenue for the year ended December 31, 2005 was $24.6 million, an increase of $4.5 million compared with the year ended December 31, 2004.

For the year ended December 31, 2005, sales of systems products were approximately $21.1 million compared to $16.6 million for the year ended December 31, 2004, an increase of $4.6 million or 28%. This increase in sales of our systems products mainly reflects the introduction of a new variation of FireStore — the FS-4 — and sales of products acquired through the acquisitions of COMO in February 2004 and Visual Circuits in May 2004, partially offset by a decrease in sales of our consumer scan conversion and home theater products. Our consumer scan conversion product sales have decreased in recent years as an increasing number of personal computers and televisions now incorporate scan conversion technology. We discontinued our home theater line in 2004.

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

Gross margin

	Years ended December 31,
(Dollars in thousands)	2005	2004	Increase

Gross margin	$9,031	$6,501	$2,530

Gross margin rate	36.8%	32.5%	4.3 percentage points

Our gross margin rate for the year ended December 31, 2005 increased as a percentage of revenue by 4.3% to 36.8% from 32.5% in the year ended December 31, 2004.

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

Operating expenses

	Years ended December 31,
	2005		2004		Increase
		% of		% of		% of
(Dollars in thousands)		revenue		revenue		revenue

Sales, marketing and support	$6,668	27.2%	$4,853	24.2%	$1,815	3.0%
General and administrative	4,059	16.5%	3,110	15.5%	949	1.0%
Research and development	12,791	52.1%	8,558	42.8%	4,233	9.3%

	$23,518	95.8%	$16,521	82.5%	$6,997	13.3%

Sales, marketing and support

Sales, marketing and support expenses for year ended December 31, 2005 were $6.7 million, compared to $4.9 million for the year ended December 31, 2004, an increase of $1.8 million or 37.4% from the prior year.

The increase in sales, marketing and support expenses mainly reflects an increase in salary expense of $900,000 resulting from an overall increase in headcount of 13 in our business development and customer support departments and Semiconductor group. Also contributing to the increase sales, marketing and support expenses were additional advertising expenses of $340,000 associated with introductions of our new FS-4 and mixer products, and increased sales and representative commission expense of $390,000 as a result of increased revenue attributable to our new products. The increase in sales, marketing and support expenses also reflects, to a lesser extent, the inclusion of Visual Circuits and COMO’s sales and marketing expenses for the entire period. Visual Circuits’ and COMO’s expenses were only partially included in the year ended December 31, 2004 as the respective acquisitions occurred on May 28, 2004 and February 27, 2004, respectively.

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

Amortization

Amortization expense was recorded as follows:

	Years ended December 31,
(In thousands)	2005	2004	Increase / (decrease)

Cost of revenue	$181	$149	$32
Operating expenses	530	860	(330)

	$711	$1,009	$(298)

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

Other expense for the year ended December 31, 2005 consists mainly of fluctuations associated with exchange rate differences related to transactions denominated in Euros.

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

LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the years ended December 31, 2006, 2005 and 2004, we incurred net losses of $15.9 million, $15.4 million and $11.0 million, respectively, and used cash in operating activities of $8.3 million, $12.5 million and $9.4 million, respectively. Absent continued access to capital from the sale of securities or other sources, we may potentially be unable to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Continuing as a going concern depends upon our ability to generate sufficient positive cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to return to profitability.

Since inception, we have financed our operations primarily through the public and private sale of common stock and other convertible debt securities, lines of credit and debt borrowings from financial institutions, proceeds from the exercise of options and warrants, short-term borrowings or guarantees from private lenders (including individuals) and credit arrangements with vendors and suppliers.

	As of or for the years ended December 31,
(Dollars in thousands)	2006	2005	2004

Cash and cash equivalents	$5,969	$637	$3,380
Working capital (deficit)	$2,410	$(3,533)	$5,546
Inventory turns	5.2	4.0	3.6
Days sales outstanding (DSO)	36.0	48.1	51.6

Net cash used in operating activities	$(8,255)	$(12,507)	$(9,381)
Net cash used in investing activities	$(537)	$(295)	$(1,758)
Net cash provided by financing activities	$14,104	$10,064	$10,782

Net cash used in operating activities

	Years ended December 31,
	2006	2005	2004
	cash (used)	cash (used)	cash (used)
(In thousands)	provided	provided	provided

Net loss	$(15,923)	$(15,368)	$(10,985)
Non-cash income statement items	8,772	1,677	1,585
Adjusted net loss	(7,151)	(13,691)	(9,400)

Changes in working capital	(1,104)	1,184	19

Net cash used in operating activities	$(8,255)	$(12,507)	$(9,381)

Net cash used in operating activities for the years ended December 31, 2006, 2005 and 2004 was $8.3 million, $12.5 million and $9.4 million, respectively.

Net cash used in operating activities of $8.3 million in 2006 reflected our net loss, adjusted for non-cash items, of $7.2 million, and cash used for working capital of $1.1 million. Non-cash income statement items included the value of derivative liability of $4.0 million and the $1.4 million change in value of the derivative liability both associated with the convertible notes, depreciation and amortization of $1.5 million, stock-based compensation expense of $662,000, accrued interest on convertible notes of $974,000 and the non-cash interest expense on convertible notes of $292,000. The changes in working capital were mainly due to an increase in accounts receivable of $893,000, reflecting an increase in sales, an increase in inventories of $235,000 and an increase in prepaid expenses and other assets, partially offset by an increase in accounts payable of $395,000 and accrued liabilities of $273,000, primarily attributable to the timing of our payments related to our UWB initiative.

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

Net cash used in operating activities in 2004 of $9.4 million reflected our net loss, adjusted for non-cash items, of $9.4 million, partially offset by changes in working capital of $19,000. Non-cash income statement items included depreciation and amortization of $1.2 million, stock compensation expense of $42,000 and a charge for in-process research and development expense of $300,000 related to our acquisition of Visual Circuits. The changes in working capital were mainly due to an increase in accrued liabilities of $474,000, reflecting project expenses related to our investment in UWB technology, partially offset by a reduction in accounts payable of $509,000, which reflected the timing of our payments.

We expect that our operating cash flows will fluctuate in future periods due to our operating results, shipment timetable and accounts receivable collections, inventory management, and the timing of payments among other factors.

Net cash used in investing activities

Net cash used in investing activities for the year ended December 31, 2006 of $537,000 reflected capital expenditures primarily related to our ongoing investment in UWB technology. Net cash used in investing activities for the year ended December 31, 2005 of $295,000 reflected capital expenditures of $579,000, primarily related to our investment in UWB technology, partially offset by a decrease in a restricted cash balance of $284,000. Net cash used in investing activities for the year ended December 31, 2004 of $1.8 million reflected net costs of $220,000 and $424,000 associated with the acquisitions of COMO and Visual Circuits, respectively, in 2004, and capital expenditures of $1.0 million, primarily related to our investment in UWB technology.

Net cash provided by financing activities

Net cash provided by financing activities was $14.1 million for the year ended December 31, 2006, and consisted mainly of proceeds from the issuance of our convertible notes of $10.0 million, $3.8 million received from the exercise of common stock options and warrants, and a net increase in borrowings of $424,000 under our accounts receivable-based line of credit.

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

Capital Resources and Liquidity Outlook

We have incurred losses and used net cash in operating activities in each of the three years in the period ended December 31, 2006, and as such, have been dependent upon raising money for short- and long-term cash needs through issuance of debt, proceeds from the exercise of options and warrants, and the sale of our common stock in private placements. For the years ended December 31, 2005 and 2004, we received net proceeds of approximately $4.5 million and $10.7 million, respectively, from the sale of approximately 7.4 million shares and 10.5 million shares, respectively, of our common stock in private placement transactions.

In November 2004, we obtained a revolving $4.0 million bank credit line under which we can borrow up to 90% of our eligible outstanding accounts receivable. Carl Berg, a Company director and shareholder, provided a personal guarantee to secure this credit line. In connection with this credit line, Greater Bay Bank obtained a first priority security interest on our accounts receivable through an agreement with Mr. Berg, which enabled Mr. Berg to retain his existing security interest in all of our assets while subordinating to Greater Bay Bank his security interest in our accounts receivable. The bank credit line is subject to ongoing covenants, including a covenant related to operating results. Interest is payable under this loan at prime plus 1% (9.25% as of December 31, 2006). At December 31, 2006, the outstanding balance was

$3.4 million and we had the ability to borrow an additional $500,000. The credit line has since been renewed and currently expires on February 23, 2008.

On June 28, 2005, we signed a term loan agreement with Greater Bay Bank under which we can borrow up to $2.5 million. The term loan has a maturity date of February 23, 2008, is interest only until maturity and is in addition to our existing $4.0 million accounts receivable based secured line of credit facility described above with this same bank. Interest is payable under this loan at prime plus 1% (9.25% as of December 31, 2006). At December 31, 2006, there was an outstanding balance under this term loan of the maximum available amount of $2.5 million.

On January 27, 2006, we raised gross proceeds of $10.0 million from the issuance of secured convertible notes to a group of private investors. Interest accrues on the principal amount of the notes at a rate of 10% per annum, payable semi-annually. The notes are convertible into shares of Focus common stock at a conversion price of $1.00 per share. The notes are due January 1, 2011 and are secured by all of the assets of Focus. Under certain circumstances, including a change in control or our failure to continue to be listed on the Nasdaq Stock Market, the due date of the notes may be accelerated. On June 30, 2006 and December 30, 2006, in accordance with the terms of the secured convertible notes, we issued an additional $425,000 and $521,000 of convertible notes in lieu of a cash interest payment due on June 30, 2006 and December 30, 2006, respectively. We are permitted to issue an additional note to satisfy our interest obligations under the secured convertible notes for the interest payment due June 30, 2007.

Subsequent developments

We received gross proceeds of $6.3 million from the issuance of common stock to a group of private investors in February 2007. While we believe that these funds, along with the cash flow generated by our anticipated growth in our Semiconductor and Systems businesses, should be adequate to enable us to complete our UWB engineering development and launch commercialization of UWB products. Depending upon the results and timing of our UWB initiative and the growth of our Semiconductor and Systems businesses, we may need to raise further capital in 2007 or in subsequent years. 2007 and future capital requirements will depend on many factors, including cash flow from operations, maintaining our gross margins at current levels, continued progress in research and development programs, competing technological and market developments, and our ability to market our products successfully.

Summary of Certain Contractual Obligations as of December 31, 2006

(In thousands)	< 1 year	1-3 years	3-5 years	Total

Capital and operating leases (including interest)	$677	$443	$114	$1,234
Inventory purchase commitments	2,322	—	—	2,322
Convertible notes	—	—	10,946	10,946
Interest on convertible notes	1,122	3,448	—	4,570
Term loan	2,500	—	—	2,500
Line of credit	3,390	—	—	3,390
	$10,011	$3,891	$11,060	$24,962

Additionally, in December 2002, Mr. Berg provided Samsung Semiconductor Inc., one of our contracted ASIC manufacturers, with a personal guarantee to secure our working capital requirements for ASIC purchase order fulfillment. Mr. Berg agreed to provide the personal guarantee on our behalf without additional cost or collateral, as Mr. Berg maintains a secured priority interest in substantially all Focus’ assets. At December 31, 2006, we owed Samsung $91,000, under net 30 terms.

Stock Issuances

We will use the proceeds from the private placement described in “Subsequent developments” above further to develop our UWB technology, which will enable wireless video transmission in a wide range of applications. Any funds not expended for UWB development will be for general corporate purposes.

Recent Accounting Pronouncements

See note 1, “Summary of Significant Accounting Policies – Recent Accounting Pronouncements” to our consolidated financial statements, for a full description of recent accounting pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

At December 31, 2006, we did not hold any short-term investments that would be exposed to market risk from adverse movements in interest rates.

At December 31, 2006, our outstanding debt obligations, which have variable interest rates, consisted of a term loan of $2.5 million and borrowings under a line of credit of $3.4 million. The variable interest rate applicable to these debt obligations was 9.25% per annum. If short-term interest rates were to increase 100 basis points (100 basis points equals 1%), the increased interest expense associated with these debt obligations would be approximately $59,000 on an annual basis.

Foreign currency risk

Due to our reliance on international and export sales, we are subject to the risks of fluctuations in currency exchange rates. Because a substantial majority of our international and export revenue, as well as expenses, are typically denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Gains or losses related to foreign exchange currency transactions were not material for the years ended December 31, 2006, 2005 and 2004. A 10% movement in the EUR/USD exchange rate would not have a material impact on our consolidated financial statements.

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

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We will be required to evaluate our internal controls over financial reporting and prepare a management assessment on our internal controls in order to comply with the requirements of the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 requires that the management assessment of our internal controls be audited. We estimate the cost of meeting these requirements will be approximately $650,000. We will be required to meet these requirements by December 31, 2007.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The additional information required by this item will appear in the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”), and such information either shall be (i) deemed to be incorporated herein by reference from that portion of the 2007 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 11. Executive Compensation

The additional information required by this item will appear in the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”), and such information either shall be (i) deemed to be incorporated herein by reference from that portion of the 2007 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The additional information required by this item will appear in the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”), and such information either shall be (i) deemed to be incorporated herein by reference from that portion of the 2007 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 13. Certain Relationships and Related Transactions

The additional information required by this item will appear in the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”), and such information either shall be (i) deemed to be incorporated herein by reference from that portion of the 2007 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 14. Principal Accountant Fees and Services.

The additional information required by this item will appear in the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”), and such information either shall be (i) deemed to be incorporated herein by reference from that portion of the 2007 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

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

(ii) All financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

(3) Management Contracts or Compensatory Plans:

Exhibits 10.1, 10.9, 10.16, 10.18, 10.19, 10.27, 10.35, 10.45, 10.46, 10.47, 10.48, 10.49, 10.50, 10.52, 10.53, 10.54, 10.55 and 10.58  listed in (b) below identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this report, and such listing is incorporated herein by reference.

(b)       Exhibits

The following exhibits, required by Item 601 of Regulation S-K, are filed as a part of this Annual Report on Form 10-K or are incorporated by reference to previous filings as indicated by the footnote immediately following the exhibit. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-K.

Exhibit No.	Description

3.1	Second Restated Certificate of Incorporation of Focus (1)
3.2	Certificate of Amendment to Second Restated Certificate of Incorporation of Focus (2)
3.3	Certificate of Amendment to Second Restated Certificate of Incorporation of Focus dated July 25, 1997 (3)
3.4	Restated Bylaws of Focus (1)(32)
3.5	Certificate of Designation – Series B Preferred Stock (4)
3.6	Certificate of Amendment to Second Restated Certificate of Incorporation of Focus dated January 16, 2001 (16)
3.7	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Focus dated January 8, 2003 (16)
3.8	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Focus dated March 12, 2004 (18)
3.9	Certificate of Designation – Series C Preferred Stock (18)
3.10	Certificate of Amendment of the Second Restated Certificate of Incorporation of Focus dated November 17, 2006 (32)
4.1	Specimen certificate for Common Stock of Focus (1)
4.2	Form of Common Stock Purchase Warrant dated January 11, 2002 issued by Focus to five Investors (7)
4.3	Common Stock Purchase Warrant dated December 27, 2001 issued by Focus to vFinance (7)
4.4	Warrant issued to vFinance dated November 25, 2002 (16)
4.5	Form of Warrant to Investors dated July 1, 2003 (17)
4.6	Form of Common Stock Purchase Warrant issued to Investors and Placement Agent dated April 6-14, 2004 (19)
4.7	Form of Common Stock Purchase Warrant issued to Investors and Private Placement Agents dated November 16-17, 2004 (21)

Exhibit No.	Description

4.8	Warrant to purchase common stock issued to Greater Bay Bank, dated November 15, 2004 (21)
4.9	Warrant to purchase common stock issued to Wall Street Communications dated June 1, 2004 (21)
4.10	Form of Common Stock Purchase Warrant issued to Investors and Private Placement Agents dated June 20-21, 2005 (23)
4.11	Form of Common Stock Purchase Warrant issued to Carl E. Berg, Keith L. Lippert and John W. Heilshorn dated June 28, 2005, February 22, 2005 and February 22, 2005, respectively (23)
4.12	Form of Common Stock Purchase Warrant issued to Investors and Placement Agent dated November 7, 2005 (25)
4.13	Form of Senior Secured Convertible Note issued to Investors on January 24, 2006, due January 1, 2011 (27)
4.14	Warrant to Purchase Common Stock issued to Crestline Consultancy Ltd, dated December 6, 2005 (28)
4.15	Warrant to Purchase Common Stock Issued to Greater Bay Bank N.A., dated December 6, 2005 (28)
4.16	Warrant to Purchase Common Stock issued to Marketing By Design, dated April 7, 2006 (29)
4.17	Form of Common Stock Purchase Warrant (34)
10.1	1997 Director Stock Option Plan (8)
10.2	Common Stock and Warrants Purchase Agreement with AMRO International, S.A. (5)
10.3	Common Stock and Warrant Purchase Agreement, as amended, with BNC Bach International Ltd., Inc. (6)
10.4	Form Of Registration Rights Agreement with BNC Bach International Ltd., Inc. (included as Exhibit B to the Common Stock and Warrant Purchase Agreement (6)
10.5	Agreement between Union Atlantic, L.C. and FOCUS Enhancements, Inc. confirming Reorganization Agreement to issue warrant in exchange for fee reduction (6)
10.6	Common Stock Warrant and Purchase Agreement with AMRO International, S.A. dated June 9, 2000 (5)
10.7	Promissory Note, dated October 26, 2000, from Focus Enhancements, Inc. to Carl Berg (9)
10.8	Security Agreement dated October 26, 2000, between Focus Enhancements, Inc. and Carl Berg (9)
10.9	2000 Non-Qualified Stock Option Plan (10)
10.10	Amendment No. 1 to Secured Promissory Note dated April 24, 2001 issue by Focus to Carl Berg (excludes exhibits B and C) (4)
10.11	Registration Rights Agreement dated May 1, 2001 between Focus and Carl Berg (4)
10.12	Promissory note issued to Carl Berg dated June 29, 2001 (11)
10.13	Termination Agreement between Focus and Euston dated January 11, 2002 (7)
10.14	Form of Common Stock and Warrant Purchase Agreement with four investors dated January 11, 2002 (7)
10.15	Form of Registration Rights Agreement with four investors dated January 11, 2002 (7)
10.16	1998 Non-Qualified Stock Option Plan (12)
10.17	Third Addendum to Lease dated July 6, 1994, by and between H-K Associates (Lessor) and Focus Enhancements, Inc. (Lessee) for premises at 1370 Dell Ave, Campbell, California (13)
10.18	Employment agreement between Focus Enhancements and Brett Moyer (14)
10.19	Amended 2002 Non-Qualified Stock Option Plan (15)
10.20	Common Stock Purchase Agreement with two investors dated November 25, 2002 (excludes annexes) (16)
10.21	Registration Rights Agreement with two investors dated November 25, 2002 (16)

Exhibit No.	Description

10.22	Extension of Notes Payable between the Company and Carl Berg dated April 28, 2003 (17)
10.23	Common Stock and Warrant Purchase Agreement (excluding exhibits) with two investors dated July 1, 2003 (17)
10.24	Registration Rights Agreement with two investors dated July 1, 2003 (19)
10.25	Form of Securities Purchase Agreement (excluding exhibits) with investors dated April 5, 2004 (19)
10.26	Form of Registration Rights Agreement with investors dated April 5, 2004 (20)
10.27	2004 Stock Incentive Plan (21)
10.28	Form of Securities Purchase Agreement (excluding exhibits) with investors dated November 15, 2004 (21)
10.29	Form of Registration Rights Agreement with investors dated November 15, 2004 (21)
10.30	Loan and Security Agreement with Venture Banking Group dated November 15, 2004 (22)
10.31	Fourth Addendum to Lease dated July 6, 1994, by and between H-K Associates (Lessor) and Focus Enhancements, Inc. (Lessee) for premises at 1370 Dell Ave, Campbell, California (22)
10.32	Third amendment to Lease dated June 3, 2000, by and between Carramerica (Lessor) and Focus Enhancements, Inc. (Lessee) for premises at 22867 NW Bennett Street, Hillsboro, Oregon (22)
10.33	Form of Securities Purchase Agreement (Excluding Exhibits) with investors dated as of June 17, 2005 (23)
10.34	Form of Registration Rights Agreement with investors dated June 17, 2005 (23)
10.35	2004 Stock Incentive Plan, as Amended (24)
10.36	Form of Securities Purchase Agreement (excluding exhibits) with investors dated as of November 3, 2005 (25)
10.37	Form of Registration Rights Agreement with investors dated November 3, 2005 (25)
10.38	Form of Warrant Acquisition Agreement with placement agents and service providers (25)
10.39	Form of Third Amendment To Loan And Security Agreement between Venture Banking Group, a division of Greater Bay Bank N.A., and the Company, dated December 1, 2005. (26)
10.40	Senior Secured Convertible Note Purchase Agreement by and among Focus Enhancements, Inc., and the purchasers thereto (the “Purchasers’), dated as of January 24, 2006 (27)
10.41	Security Agreement by and among Focus Enhancements, the Purchasers and Ingalls & Snyder LLC, dated as of January 24, 2006 (27)
10.42

Amendment No. 1 to Intercreditor Agreement by and among Carl Berg, Venture Banking Group, a division of Greater Bay Bank, N.A. the Purchasers and Ingalls & Snyder LLC, dated as of January 24, 2006 (27)

10.43	Intercreditor Agreement by and among Carl Berg, the Purchasers and Ingalls & Snyder LLC, dated as of January 24, 2006 (27)
10.44	Registration Rights Agreement and among Focus Enhancements, the Purchasers and Ingalls & Snyder LLC, dated as of January 24, 2006 (27)
10.45	Employment agreement between Focus Enhancements and Thomas Hamilton dated October 13, 1996 (28)
10.46	Amendment to Employment agreement between Focus Enhancements and Thomas Hamilton dated February 1, 1999 (28)
10.47	Employment agreement between Focus Enhancements and Gary Williams dated May 28, 2004 (28)
10.48	Employment agreement between Focus Enhancements and Michael Conway dated March 31, 2005 (28)
10.49	Employment agreement between Focus Enhancements and Peter Mor dated April 18, 2005 (28)
10.50	Employment agreement between Focus Enhancements and Norman Schlomka dated December 28, 2005 (28)
10.51	Base Salaries of the Named Executive Officers of the Registrant (28)

Exhibit No.	Description

10.52	Form of Executive Stock Option Agreement - 2000 Plan (28)
10.53	Form of Executive Restricted Stock Agreement - 2000 Plan (28)
10.54	Form of Executive Stock Option Agreement - 2002 Plan (28)
10.55	Form of Executive Restricted Stock Agreement - 2004 Plan (28)
10.56	Amendment No. 1 to Senior Secured Convertible Note Purchase Agreement by and among Focus Enhancements, Inc., and the purchasers thereto (the “Purchasers’), dated as of June 28, 2006. (30)
10.57	Amendment No. 1 to Registration Rights Agreement and among Focus Enhancements, the Purchasers and Ingalls & Snyder LLC, dated as of June 28, 2006. (30)
10.58	Amended 2004 Stock Incentive Plan (31)
10.59	Fourth Amendment to Loan and Security Agreement between Venture Banking Group, a division of Greater Bay Bank N.A. and Focus Enhancements, dated December 11, 2006. (33)
10.60	Form of Securities Purchase Agreement between the Company and the investor signatories thereto (Sale of 4,500,000 shares of common stock). (34)
10.61	Form of Securities Purchase Agreement between the Company and the investor signatories thereto (Sale of 500,000 shares of common stock). (34)
10.62	Fifth Amendment to Loan and Security Agreement between Venture Banking Group, a division of Greater Bay Bank N.A. and Focus Enhancements, dated February 21, 2007. (34)
14	Code of Ethics (23)
21.1	Subsidiaries of the Registrant*
23.1	Consent of Burr, Pilger & Mayer LLP *
23.2	Consent of Deloitte & Touche LLP *
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by CEO*
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by CFO*
32.1	Certification Pursuant to 18 U.S.C. Section 1350 by CEO*
32.2	Certification Pursuant to 18 U.S.C. Section 1350 by CFO*

* Included.

1.	Filed as an exhibit to Focus’ Registration Statement on Form SB-2 (No. 33-60248-B) and incorporated herein by reference.
2.	Filed as an exhibit to Focus’ Form 10-QSB for the period ended September 30, 1995, and incorporated herein by reference.
3.	Filed as an exhibit to Focus’ Form 10-QSB dated August 14, 1997, and incorporated herein by reference.
4.	Filed as an exhibit to Focus’ Amended Registration Statement on Form SB-2 (No. 333-55178) filed on August 9, 2001 as amended, incorporated herein by reference.
5.	Filed as an exhibit to Focus’ Registration Statements on Form S-3 (No. 333-81177) filed with the Commission on June 21, 1999, and incorporated herein by reference.
6.	Filed as an exhibit to Focus’ Registration Statement on Form S-3 (No. 333-94621) filed with the Commission on January 13, 2000, and incorporated herein by reference.
7.	Filed as an exhibit to Focus’ Amendment No. 3 to Registration Statement on Form SB-2 (No. 333-55178) filed on January 23, 2002, and incorporated herein by reference.
8.	Filed as an exhibit to Focus’ Registration Statement on Form S-8 (No. 333-33243) filed with the Commission on August 8, 1997, and incorporated herein by reference.
9.	Filed as an exhibit to Focus’ Current Report on Form 8-K dated October 31, 2000, as amended by Focus’ Current Report on Form 8-K/A dated November 2, 2000, and incorporated herein by reference.
10.	Filed as an exhibit to Focus’ Form S-8 (No. 333-57762) filed with the Commission on March 28, 2001, and incorporated herein by reference.

11.	Filed as an exhibit to Focus’ Amendment No. 4 to Registration Statement on Form SB-2 (No. 333-55178) filed on February 11, 2002, and incorporated herein by reference.
12.	Filed as an exhibit to Focus’ Form S-8 (No. 333-89770) filed with the Commission on June 4, 2002, and incorporated herein by reference.
13.	Filed as an exhibit to Focus’ Form l0-QSB dated August 14, 2002, and incorporated herein by reference.
14.	Filed as an exhibit to Focus’ Form l0-QSB dated November 14, 2002, and incorporated herein by reference.
15.	Filed as an exhibit to Focus’ Registration Statement on Form S-8 (No. 333-115013) filed with the Commission on May 28, 2004, and incorporated herein by reference.
16.	Filed as an exhibit to Focus’ Form 10-KSB dated March 31, 2003, and incorporated herein by reference.
17.	Filed as an exhibit to Focus’ Registration Statement on Form S-3 (No. 333-108134) filed with the SEC on August 21, 2003, and subsequently amended, and incorporated herein by reference.
18.	Filed as an exhibit to Focus’ Form 10-K filed with the SEC on March 16, 2004, and incorporated herein by reference.
19.	Filed as an exhibit to Focus’ Form S-3 filed with the SEC on May 28, 2004 (No. 333-116031), and incorporated herein by reference.
20.	Filed as Appendix A to Focus’ Definitive Proxy Statement filed with the SEC on July 9, 2004, and incorporated herein by reference.
21.	Filed as an exhibit to Focus’ Form S-3 filed with the SEC on December 13, 2004 (No. 333-121206).
22.	Filed as an exhibit to Focus’ Form 8-K filed with the SEC on June 30, 2005 and incorporated herein by reference.
23.	Filed as an exhibit to Focus’ Registration Statement on Form S-3 filed with the SEC on July 15, 2005 (No. 333-126629) and incorporated herein by reference.
24.	Filed as an exhibit to Focus’ Form 8-K filed with the SEC on October 4, 2005 and incorporated herein by reference.
25.	Filed as an exhibit to Focus’ Form 8-K filed with the SEC on November 10, 2005 and incorporated herein by reference.
26.	Filed as an exhibit to Focus’ Form 8-K filed with the SEC on December 6, 2005 and incorporated herein by reference.
27.	Filed as an exhibit to Focus’ Form 8-K filed with the SEC on January 30, 2006 and incorporated herein by reference.
28.	Filed as an exhibit to Focus’ Form 10-K filed with the SEC on March 15, 2005, and incorporated herein by reference.
29.	Filed as an exhibit to Focus’ Registration Statement on Form S-3 filed with the SEC on April 13, 2006 (No. 333-133291) and incorporated herein by reference.
30.	Filed as an exhibit to Focus’ Form 8-K filed with the SEC on August 2, 2006 and incorporated herein by reference.
31.	Filed as an exhibit to Focus’ Form 8-K filed with the SEC on November 21, 2006 and incorporated herein by reference.
32.	Filed as an exhibit to Focus’ Registration Statement on Form S-3 filed with the SEC on December 8, 2006 (No. 333-129224) and incorporated herein by reference.
33.	Filed as an exhibit to Focus’ Form 8-K filed with the SEC on December 12, 2006 and incorporated herein by reference.
34.	Filed as an exhibit to Focus’ Form 8-K filed with the SEC on February 22, 2007 and incorporated herein by reference.

(c)       Financial Schedules

Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Focus Enhancements, Inc.:

We have audited the accompanying consolidated balance sheets of Focus Enhancements, Inc. and its subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Focus Enhancements, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 and Note 10 to the consolidated financial statements, on January 1, 2006 the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” applying the modified prospective method.

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

San Jose, California
March 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Focus Enhancements, Inc.

Campbell, CA

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows of Focus Enhancements, Inc. and its subsidiary (the “Company”) for the year ended December 31, 2004.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Focus Enhancements, Inc. and its subsidiary for the year then ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 15, 2005

Focus Enhancements, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2006	December 31, 2005
Assets

Current assets:
Cash and cash equivalents	$5,969	$637
Accounts receivable, net of allowances of $304 in 2006 and $418 in 2005	4,188	3,197
Inventories	4,072	3,743
Prepaid expenses and other current assets	1,207	759
Total current assets	15,436	8,336

Property and equipment, net	980	1,212
Other assets	187	54
Intangible assets, net	186	866
Goodwill	13,191	13,191
	$29,980	$23,659

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,424	$3,001
Borrowings under line of credit	3,390	2,966
Current portion of notes payable to bank	—	3
Current portion of capital lease obligations	10	107
Term loan	2,500	2,500
Accrued liabilities	3,702	3,292
Total current liabilities	13,026	11,869

Convertible notes	10,946	—
Capital lease obligations, net of current portion	—	10
Other liabilities	—	100
Total liabilities	23,972	11,979

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; 3,161 shares issued and outstanding at December 31, 2006 and 2005, respectively (aggregate liquidation preference $3,917)	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 73,210,870 and 68,382,113 shares issued and outstanding at December 31, 2006 and 2005, respectively	722	674
Treasury stock at cost, 497,055 shares at December 31, 2006 and 2005, respectively	(750)	(750)
Additional paid-in capital	111,203	101,297
Deferred stock-based compensation	—	(214)
Accumulated other comprehensive income	130	47
Accumulated deficit	(105,297)	(89,374)

Total stockholders’ equity	6,008	11,680

	$29,980	$23,659

The accompanying notes are an integral part of these consolidated financial statements.

Focus Enhancements, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years ended December 31,
	2006	2005	2004

Net revenue	$37,478	$24,551	$20,015
Cost of revenue	20,259	15,520	13,514
Gross margin	17,219	9,031	6,501

Operating expenses:
Sales, marketing and support	8,930	6,668	4,853
General and administrative	4,148	4,059	3,110
Research and development	12,720	12,791	8,558
Amortization of intangible assets	508	530	860
In-process research and development	—	—	300
	26,306	24,048	17,681
Loss from operations	(9,087)	(15,017)	(11,180)
Interest expense, net	(1,423)	(298)	(80)
Value of derivative liability	(4,000)	—	—
Change in value of derivative liability and warrant liability	(1,361)	—	—
Other income (expense)	6	(76)	(7)
Loss before income tax expense (benefit)	(15,865)	(15,391)	(11,267)
Income tax expense (benefit)	58	(23)	(282)
Net loss	$(15,923)	$(15,368)	$(10,985)

Net loss per share - basic and diluted	$(0.23)	$(0.25)	$(0.22)

Weighted average common and common equivalent shares - basic and diluted	69,071	61,664	50,078

The accompanying notes are an integral part of these consolidated financial statements.

Focus Enhancements, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(In thousands)

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Deferred Stock- based	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Compensation	Income	Deficit	Equity	Loss
Balance at December 31, 2003	2	$—	42,800	$428	$(750)	$71,295	$—	$—	$(63,021)	$7,952
Issuance of common stock from private offerings, net of issuance costs of $859	—	—	10,530	105	—	10,636	—	—	—	10,741
Warrants issued in connection with line of credit	—	—	—	—	—	77	—	—	—	77
Warrants issued in connection with consultancy services	—	—	—	—	—	32	—	—	—	32
Issuance of common stock in connection with COMO acquisition	—	—	215	2	—	351	—	—	—	353
Issuance of common stock in connection with Visual Circuits Corporation acquisition	—	—	3,740	38	—	8,450	—	—	—	8,488
Issuance of shares held in escrow related to Visual Circuits reimbursement of transaction costs (see Note 10)	—	—	145	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	150	1	—	123	—	—	—	124
Issuance of common stock upon exercise of warrants	—	—	50	1	—	67	—	—	—	68
Conversion of promissory notes into common and preferred stock	1		2,173	22	—	4,432	—	—	—	4,454
Issuance of shares held in escrow for nonrecourse note from former COMO shareholders (see Note 10)	—	—	610	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(10,985)	(10,985)	$(10,985)
Foreign currency translation adjustments	—	—	—	—	—	—	—	14	—	14	14
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(10,971)
Balance at December 31, 2004	3	$—	60,413	$597	$(750)	$95,463	$—	$14	$(74,006)	$21,318

(Continued)

Focus Enhancements, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (Continued)

(In thousands)

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Deferred Stock- based	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Compensation	Income	Deficit	Equity	Loss
Balance at December 31, 2004	3	$—	60,413	$597	$(750)	$95,463	$—	$14	$(74,006)	$21,318
Issuance of common stock from private offerings, net of issuance costs of $458	—	—	7,433	74	—	4,457	—	—	—	4,531
Fair value of warrants issued	—	—	—	—	—	80	—	—	—	80
Reimbursement from Visual Circuits Liquidating Trust of transaction costs related to acquisition (see Note 10)	—	—	—	—	—	225	—	—	—	225
Deferred stock compensation associated with issuance of restricted stock grants	—	—	245	—	—	272	(214)	—	—	58
Issuance of common stock upon exercise of stock options	—	—	268	3	—	149	—	—	—	152
Issuance of common stock in connection with earn out agreement with COMO Computer and Motion GmbH acquisition	—	—	23	—	—	38	—	—	—	38
Proceeds from the sale of shares held in escrow for nonrecourse note from former COMO shareholders (see Note 10)	—	—	—	—	—	509	—	—	—	509
Compensation charge associated with the modification of employee stock options	—	—	—	—	—	104	—	—	—	104
Net loss	—	—	—	—	—	—	—	—	(15,368)	(15,368)	$(15,368)
Foreign currency translation adjustments	—	—	—	—	—	—	—	33	—	33	33
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(15,335)
Balance at December 31, 2005	3	$—	68,382	$674	$(750)	$101,297	$(214)	$47	$(89,374)	$11,680

(Continued)

Focus Enhancements, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (Continued)

(In thousands)

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Deferred Stock- based	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Compensation	Income	Deficit	Equity	Loss
Balance at December 31, 2005	3	$—	68,382	$674	$(750)	$101,297	$(214)	$47	$(89,374)	$11,680
Reclassification of deferred stock based compensation	—	—	—	—	—	(214)	214	—	—	—
Issuance of common stock upon exercise of stock options	—	—	2,230	22	—	1,936	—	—	—	1,958
Issuance of common stock upon exercise of warrants	—	—	2,029	20	—	1,865	—	—	—	1,885
Issuance of common stock in connection with earn out agreement with COMO Computer and Motion GmbH acquisition	—	—	23	—	—	37	—	—	—	37
Issuance of restricted stock	—	—	547	6	—	(6)	—	—	—	—
Reclassification of warrant liability	—	—	—	—	—	39	—	—	—	39
Stock issuance costs	—	—	—	—	—	(53)	—	—	—	(53)
Stock based compensation	—	—	—	—	—	662	—	—	—	662
Reclassification of derivative liability	—	—	—	—	—	5,348	—	—	—	5,348
Issuance of convertible notes with beneficial conversion feature	—	—	—	—	—	292	—	—	—	292
Net loss	—	—	—	—	—	—	—	—	(15,923)	(15,923)	$(15,923)
Foreign currency translation adjustments	—	—	—	—	—	—	—	83	—	83	83
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(15,840)
Balance at December 31, 2006	3	$—	73,211	$722	$(750)	$111,203	$—	$130	$(105,297)	$6,008

The accompanying notes are an integral part of these consolidated financial statements.

Focus Enhancements, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(15,923)	$(15,368)	$(10,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,459	1,366	1,243
Stock-based compensation	662	242	42
Value of derivative liability	4,000	—	—
Change in value of derivative liability and warrant liability	1,361	—	—
Non-cash interest expense on convertible notes	292	—	—
Accrued interest on convertible notes	974	—	—
Amortization of debt issuance costs	24	69	—
In-process research and development	—	—	300
Changes in assets and liabilities:
Accounts receivable	(893)	(21)	95
Inventories	(235)	118	164
Prepaid expenses and other assets	(644)	(241)	(205)
Accounts payable	395	512	(509)
Accrued liabilities	273	816	474
Net cash used in operating activities	(8,255)	(12,507)	(9,381)

Cash flows from investing activities:
Purchases of property and equipment	(537)	(579)	(1,044)
Decrease (increase) in restricted cash	—	284	(70)
Acquisition of COMO Computer and Motion GmbH net of cash acquired	—	—	(220)
Acquisition of Visual Circuits Corporation	—	—	(424)
Net cash used in investing activities	(537)	(295)	(1,758)

Cash flows from financing activities:
Borrowings from line of credit	3,390	2,966	129
Repayments of line of credit	(2,966)	(516)	—
Borrowings from term loan	2,500	4,000	—
Repayments of term loan	(2,500)	(1,500)	—
Proceeds from exercise of common stock options and warrants	3,843	152	192
Proceeds from issuance of convertible notes	10,000	—	—
Payments on notes payable to bank	(3)	(206)	(280)
Payments under capital lease obligations	(107)	(97)	—
Net proceeds from private offerings of common stock	(53)	4,531	10,741
Proceeds from sale of escrow stock related to acquisition of
COMO Computer and Motion GmbH	—	509	—
Reimbursement of transaction costs related to acquisition of Visual Circuits Corporation	—	225	—
Net cash provided by financing activities	14,104	10,064	10,782

Effect of exchange rate changes on cash and cash equivalents	20	(5)	6

Increase (decrease) in cash and cash equivalents	5,332	(2,743)	(351)
Cash and cash equivalents at beginning of period	637	3,380	3,731
Cash and cash equivalents at end of period	$5,969	$637	$3,380

(Continued)

Focus Enhancements, Inc.

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	Years ended December 31,
	2006	2005	2004
Supplemental cash flow disclosures

Interest paid	$231	$301	$130
Taxes paid	$39	$2	$5

Supplemental schedule of non-cash investing and financing activities

Conversion of notes payable and accrued interest to related party into common and preferred stock	$—	$—	$4,454
Acquisition of Visual Circuits Corporation for common stock	$—	$—	$8,488
Acquisition of property and equipment through capital leases	$—	$192	$—
Issuance of common stock in connection with earn out agreement with COMO acquisition	$37	$38	$—
Warrants issued in connection with line of credit	$—	$24	$—
Reclassification of warrant liability	$39	$—	$—
Reclassification of derivative liability	$5,348	$—	$—
Issuance of convertible notes for accrued interest	$946	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

1.                                      Summary of Significant Accounting Policies

Business of the Company. Focus Enhancements, Inc. and its subsidiaries (the “Company” or “Focus”) was incorporated in 1992 and develops and markets proprietary video technology in two areas: semiconductor and systems. Focus markets its products globally to original equipment manufacturers (“OEMs”), and dealers and distributors in the consumer and professional channels. Semiconductor products include several series of Application Specific Integrated Circuits (“ASICs”), which address the wireless video and data market using Ultra Wideband (“UWB”) technology and the video convergence market. The UWB ASICs are targeted for the wireless USB market while the video convergence chips are deployed into portable media players, video conferencing systems, Internet TV, media center and interactive TV applications. Focus’ systems products are designed to provide solutions for the professional video production market particularly for the video acquisition, media asset management and digital signage markets. Focus markets its systems products primarily through the professional channel. Focus production products include video scan converters, video mixers, standard and high definition digital video disk recorders, MPEG (Moving Picture Experts Group) recorders and file format conversion tools. Focus media asset management systems products include network-based video servers, long-duration program monitors and capture/playout components. Focus digital signage and retail media solutions products include standard and high definition MPEG players, servers.

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

Use of Estimates. The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Actual results may differ from estimated amounts. Significant estimates used in preparing these consolidated financial statements are related primarily to accounts receivable allowances, warranty accruals, inventory valuation allowances, deferred tax asset valuation allowances, the value of equity instruments issued for services and the recoverability of goodwill and other intangible assets related to acquisitions.

Financial Instruments. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate the respective fair values due to the short-term maturity of these instruments. Debt and capital lease obligations approximate fair value as these instruments bear interest at terms that would be available through similar transactions with other third parties.

Cash and Cash Equivalents. Focus considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue and Cost Recognition. Revenue consists primarily of sales of products to OEMs, dealers and distributors. Focus recognizes revenues, net of discounts, when all the following conditions have been met: shipment of product (as title transfers upon shipment); a purchase order has been received; the sales price is fixed or determinable; collection of the resulting receivable is probable; and all significant obligations have been met. At the time a sale is recorded, provisions are made to estimate customer returns, reflected as a reduction of revenue and trade receivables, and warranty repair/replacement costs, reflected as an increase to cost of revenue. Although Focus may choose to take back product at its discretion, only a limited number of consumer channel distributors have return rights. In connection with these agreements, distributors may return or exchange slow moving inventory held by that distributor. However, these return rights are limited to 25% of the customer’s prior quarter purchases.

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

Focus defers revenue recognition of sales to certain distributors until the distributor sells through such products to the end customer, or if sell through information is not available from the distributor, when cash is received from the distributors. Receipt of cash from those distributors that do not provide sell through information has historically been indicative of sell through to an end user by that distributor. Management is not aware of any circumstances that would require the return of cash to a distributor, once payment from a distributor has been received. Focus’ inventory at such distributors at December 31, 2006 and 2005 was $2,000 and $12,000, respectively.

Contract revenues are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for the contract. This method is used because management considers expended labor hours to be the best available measure of progress on the contract. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Provisions for the entire amount of estimated losses, or uncompleted contracts are made in the periods such losses are determined. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Contract revenues were $264,000 and $336,000 for the years ended December 31, 2006 and 2005, respectively. Contract costs for the years ended December 31, 2006 and 2005 were $319,000 and $287,000, respectively, and were recorded in cost of revenue in the consolidated statements of operations. Focus did not record contract revenues nor did it incur costs associated with contract revenues in 2004.

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

As of December 31, 2006, one customer represented approximately 19% of Focus’ accounts receivable. As of December 31, 2005, two customers each represented approximately 12% of Focus’ accounts receivable. Focus provides credit to customers in the normal course of business with terms generally ranging between 30 to 60 days. Focus does not usually require collateral for trade receivables, but attempts to limit credit risk through its customer credit evaluation process.

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

Property and Equipment. Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets as set forth below. Focus evaluates property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be measured based on the discounted cash flows compared to the carrying amount. No impairment charge for property and equipment has been recorded in the years ended December 31, 2006, 2005 or 2004. Repair and maintenance costs are expensed as incurred.

Category	Depreciation Period
Equipment	3-5 years
Tooling	2 years
Furniture and fixtures	5 years
Purchased software	1-3 years
Leasehold improvements	Lesser of estimated life of the asset or the term of the lease

Capitalized Software. Certain software development costs are capitalized when incurred under Statement of Financial Accounting Standard (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are amortized based on the greater of (1) the ratio of the current gross revenues for a product to the total current and anticipated future gross revenues for the product, or (2) the straight-line basis over the estimated useful life of the asset commencing on the date the product is released. No software development costs were capitalized in 2006, 2005 or 2004.

Goodwill and Intangible Assets.  Focus reviews identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management evaluates possible impairment of long-lived assets using estimates of undiscounted future cash flows. The impairment loss to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management evaluates the fair value of identifiable intangibles using primarily the estimated discounted future cash flows method. Effective January 1, 2002, Focus adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 removes goodwill from its scope and retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. There was no effect from the adoption of SFAS No. 144.

Effective January 1, 2002, Focus adopted SFAS No. 142, Goodwill and Other Intangibles (“SFAS No. 142”). Under SFAS No. 142, goodwill is no longer subject to amortization. Rather, SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and at least annually thereafter. Focus completed its annual impairment review during the fourth quarter of 2006. Management has determined that goodwill was not impaired at the annual review date. Under SFAS No. 142, goodwill impairment may exist if the net book value of a reporting unit exceeds its estimated fair value.

Intangible assets other than goodwill are amortized using the straight-line basis over their estimated useful lives ranging from three to four years.

Advertising and Sales Promotion Costs. Advertising and sales promotion costs are expensed as incurred. Advertising costs consist primarily of magazine advertisements, agency fees and other direct production costs. Advertising and sales promotion costs totaled approximately $471,000, $483,000 and $390,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Legal Fees. Legal fees are charged to expense in the period the legal services are performed.

Research and Development. Research and development costs are expensed as incurred and consist primarily of salaries and related expenses for research and development personnel, outside professional services, prototype materials, supplies, depreciation for related equipment, allocated facilities costs and expenses related to stock-based compensation.

Product Warranty Costs. Focus’ warranty period for its products is generally one to two years. Focus accrues for warranty costs based on estimated warranty return rates and costs to repair.

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

Stock Compensation Plans. Prior to January 1, 2006, Focus accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with Accounting Principles Board (“APB”) Opinion No. 25 and SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No.148 “Accounting for Stock-Based Compensation—Transition and Disclosures”. Employee stock options granted by Focus with an exercise price equal to the grant date fair value of the Company’s stock had no intrinsic value and therefore no expense was recorded for these options under APB Opinion No. 25. Grants of restricted stock awards were measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock with such value recognized as an expense over the corresponding vesting period of the award.

On January 1, 2006, Focus adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards issued to employees.  SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the requisite service period during which an employee is required to provide services in exchange for the award. Focus adopted SFAS 123R using the modified prospective transition approach and therefore prior periods have not been restated to reflect the impact of SFAS 123R. Under SFAS 123R, stock-based awards granted prior to its adoption will be expensed over the remaining portion of their requisite service period. These awards will be expensed under the accelerated amortization method using the same fair value measurements that were used in calculating pro forma stock-based compensation expense under SFAS 123. For stock-based awards granted on or after January 1, 2006, Focus will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which ranges from three to five years. SFAS 123R requires that the deferred stock-based compensation on the balance sheet on the date of adoption be netted against additional paid-in capital. As of December 31, 2005, there was a balance of $214,000 of deferred stock-based compensation, which was netted against additional paid-in capital on January 1, 2006.

Earnings Per Share. Focus calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share represents net loss available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed conversion. Potential common shares that may be issued by Focus relate to preferred stock and outstanding stock options and warrants. The number of common shares that would be issued under outstanding options and warrants is determined using the treasury stock method. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive due to net losses reported in the periods presented.

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

Recent Accounting Pronouncements. In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, or (“SFAS No. 155”). SFAS No. 155 will be effective for us beginning in the first quarter of 2007. SFAS No. 155 permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. Focus is currently evaluating the impact of SFAS No. 155 on its consolidated financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting For Uncertain Tax Positions — An Interpretation of FASB Statement No. 109”, or (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109 “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Focus is currently evaluating the impact of FIN 48 on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007; therefore, Focus anticipates adopting this standard as of January 1, 2008. Focus is currently evaluating the impact of SFAS No. 157 on its consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or (“SAB 108”). SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically, there have been two approaches commonly used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. Focus adopted SAB No. 108 in the fourth quarter of fiscal year 2006 and it did not have a material impact on its consolidated financial statements.

In June 2006, the Emerging Issues Task Force issued Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” or (“EITF 06-3”), to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this Issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. Focus is currently evaluating the impact of EITF 06-3 on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115”, or (“SFAS No. 159”), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective for us beginning on January 1, 2008. Focus is currently evaluating the impact of SFAS No. 159 on its consolidated financial position and results of operations.

2.                                      Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the years ended December 31, 2006, 2005 and 2004, Focus incurred net losses of $15.9 million, $15.4 million and $11.0 million, respectively, and used net cash in operating activities of $8.3 million, $12.5 million and $9.4 million, respectively. These factors raise substantial doubt at Focus’ ability to continue as a going concern.

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

Focus received gross proceeds of $6.3 million from the issuance of common stock to a group of private investors in February 2007. Focus believes that these funds, along with the cash flow generated by its anticipated growth in its Semiconductor and Systems businesses, should be adequate to enable it to complete its UWB engineering development and launch commercialization of UWB products. Depending upon the results and timing of its UWB initiative and the growth of its Semiconductor and Systems businesses, Focus may need to raise further capital in 2007 or in subsequent years. Focus’ 2007 and future capital requirements will depend on many factors, including cash flow from operations, maintaining its gross margins at current levels, continued progress in research and development programs, competing technological and market developments, and its ability to market its products successfully.

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

The following pro forma information presents the results of operations of Focus as if the Visual Circuits transaction had occurred on January 1, 2004:

Year ended December 31,
(In thousands, except per share data)	2004

Revenue	$21,797

Net loss	$(11,532)

Net loss per share - basic and diluted	$(0.22)

COMO Computer & Motion GmbH

On February 27, 2004, Focus completed the acquisition of COMO, located in Kiel, Germany, pursuant to which COMO became a wholly-owned subsidiary of Focus. The acquisition was accounted for as a purchase business combination at a total cost of approximately $1.0 million. Under the terms of the agreement, Focus acquired COMO through the issuance of 185,066 shares of its common stock and approximately $359,000 in cash to COMO’s shareholders. Focus also agreed to issue up to an additional 46,266 shares of its common stock to COMO’s shareholders, in the event certain conditions are met at the end of 2005 and 2004. These relevant conditions were met at the end of 2005 and 2004, and accordingly, 23,134 and 23,132 shares were issued to COMO’s former shareholders in 2006 and 2005, respectively. Additionally, Focus issued 610,096 common shares, held in escrow, to COMO’s two former shareholders who became employees of Focus. In the year ended December 31, 2005 these 610,096 common shares were sold with the net proceeds from the sale of such shares of $509,000 remitted to Focus and recorded as an increase in additional paid-in capital – see note 10, “Stockholders Equity”. In connection with this transaction, Focus paid vFinance Investments, Inc. (a related party) a success fee of $100,000 and 30,000 shares of Focus’ common stock.

Founded in 1990, COMO develops, manufactures and distributes digital video solutions. COMO’s results of operations are included in Focus’ consolidated financial statements from the date of acquisition, and the assets and liabilities were recorded based on their fair values as of the date of acquisition. There were no employee stock options or warrants assumed as a result of the acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to Focus’ financial position or results of operations.

The purchase price of approximately $1.0 million, consisting of 185,066 shares of Focus common stock issued to the COMO shareholders, the fair value of the 46,266 earn-out shares included in accrued liabilities, 30,000 shares of Focus common stock issued to vFinance, cash paid to the COMO shareholders of $359,000, and acquisition costs of approximately $220,000, has been allocated based on the estimated fair value of net tangible and intangible assets acquired, and liabilities assumed. The earn-out shares were included in the purchase price because Focus management believed it was probable that the conditions under which such shares would become payable would be met. The value of the 610,096 common shares issued to COMO’s two shareholders and held in escrow are not included in the purchase price (see note 10, “Stockholders’ Equity”). A summary of the allocation of the purchase price to the assets acquired and liabilities assumed is as follows:

(In thousands)	Purchase Price Allocation

Assets acquired	$782
Intangible asset: Existing technology	890
Goodwill	1,104
Liabilities assumed	(1,766)

$1,010

Existing technology is being amortized on a straight-line basis over an estimated useful life of three years.

4.                                      Goodwill and Intangible Assets

The following table provides a summary of goodwill by acquisition:

	December 31,
(In thousands)	2006	2005

Videonics	$5,070	$5,070
Tview	121	121
COMO	1,104	1,104
Visual Circuits	6,896	6,896

	$13,191	$13,191

The above goodwill is attributable to the Systems business segment.

The following tables provide a summary of the carrying amounts of intangible assets subject to amortization:

	December 31, 2006
		Accumulated	Net
(In thousands)	Gross Amount	Amortization	Amount

Existing technology	$3,945	$(3,759)	$186
Tradename	176	(176)	—

	$4,121	$(3,935)	$186

	December 31, 2005
		Accumulated	Net
	Gross Amount	Amortization	Amount

Existing technology	$3,945	$(3,079)	$866
Tradename	176	(176)	—

	$4,121	$(3,255)	$866

The net intangible assets balance at December 31, 2006 of $186,000 is expected to be amortized in the 2007 fiscal year.

Amortization expense for the years ended December 31, 2006, 2005 and 2004 was recorded as follows:

	Years ended December 31,
(In thousands)	2006	2005	2004

Cost of revenue	$172	$181	$149
Operating expenses	508	530	860

	$680	$711	$1,009

5.                                      Significant Reserves

A summary of the activity in the significant reserves relating to doubtful accounts receivable, sales returns and warranty reserve is as follows (in thousands):

Accounts Receivable Reserve

December 31,	Beginning Balance	Acquisitions	Charged to Operations	Reductions	Ending Balance
2006	$184	$—	$87	$127	$144
2005	$209	$—	$60	$85	$184
2004	$188	$11	$71	$61	$209

Sales Return Reserve

December 31,	Beginning Balance	Acquisitions	Charged to Operations	Reductions	Ending Balance
2006	$234	$—	$1,074	$1,148	$160
2005	$234	$—	$1,136	$1,136	$234
2004	$196	$38	$979	$979	$234

The accounts receivable reserve and the sales return reserve are deducted from accounts receivable on the consolidated balance sheets.

Warranty Reserve

December 31,	Beginning Balance	Acquisitions	Charged to Operations	Reductions	Ending Balance
2006	$220	$—	$191	$220	$191
2005	$170	$—	$365	$315	$220
2004	$59	$50	$152	$91	$170

The warranty reserve is included in accrued liabilities on the consolidated balance sheets.

6.                                      Inventories

	December 31,
(In thousands)	2006	2005

Raw materials	$1,286	$916
Work in process	1,055	1,273
Finished goods	1,731	1,554

	$4,072	$3,743

Focus periodically reviews its inventories for excess and obsolete inventory items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost. As a result of this inventory review, Focus charged approximately $247,000, $475,000 and $597,000 to cost of revenue for the years ended December 31, 2006, 2005 and 2004, respectively.

Management reclassified certain prior year amounts between inventory categories, to be consistent with the December 31, 2006 presentation. There was no change to total inventory.

7.                                      Property and Equipment

	December 31,
(In thousands)	2006	2005

Equipment	$1,848	$1,488
Tooling	439	391
Furniture and fixtures	129	118
Leasehold improvements	197	180
Purchased software	1,128	1,047
	$3,741	$3,224
Accumulated depreciation and amortization	(2,761)	(2,012)

Property and Equipment, net	$980	$1,212

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2006, 2005 and 2004 was $779,000, $655,000 and $235,000, respectively.

Property and equipment includes $109,000 and $225,000 of equipment under capital lease at December 31, 2006 and 2005, respectively. Accumulated amortization of assets under capital lease totaled $64,000 and $52,000 at December 31, 2006 and 2005, respectively.

8.                                      Borrowings

Borrowings consisted of the following:

	December 31,
(In thousands)	2006	2005
Short-term debt:
Current portion of notes payable to bank	$—	$3
Accounts receivable-based line of credit	3,390	2,966
Term loan	2,500	2,500
	5,890	5,469
Long-term debt:
Convertible notes	10,946	—

	$16,836	$5,469

Notes Payable

Notes payable to a bank were assumed by Focus as a result of the acquisition of COMO in February 2004 — see note 3, “Business Combinations”. The notes payable were with a local German bank.

The notes payable to a bank, originally consisting of two notes of $191,000 and $38,000 were denominated in Euros and were originally scheduled to be repaid through December 2011 and December 2005, respectively, at an average interest rate of 6% per annum. However, the bank exercised its right to call these notes due and these notes were repaid in January of 2006.

Accounts Receivable-Based Line of Credit

In November 2004, Focus obtained a $4.0 million line of credit from Greater Bay Bank under which it can borrow up to 90% of its eligible outstanding accounts receivable. This credit line is collateralized by a personal guarantee from Carl Berg, a Company director and shareholder. In connection with this credit line, the bank has obtained a first priority security interest in Focus’ accounts receivable through an agreement with Mr. Berg, which enables Mr. Berg to retain his existing security interest in all of Focus’ assets while subordinating his interest in Focus’ accounts receivable. The credit line had a maturity date of February 23, 2007. As discussed in note 17 “Subsequent Events”, as a result of extensions granted in February and March 2007, the credit line maturity date was extended to February 23, 2008.

The credit line is subject to ongoing covenants including a covenant based on operating results. Focus was in compliance with this covenant at December 31, 2006. Borrowings under the credit line bear interest at a rate of prime plus 1%, which was 9.25% at December 31, 2006. In December 2004, in connection with the establishment of this line of credit, Focus issued warrants to the bank to purchase 77,186 shares of Focus’ common stock at an exercise price of $1.17 per share. These warrants were valued at $76,000 using the Black-Scholes option-pricing model and were amortized to general and administrative expenses over the initial one-year term of the credit line. In December 2005, an additional 40,000 warrants were issued to the bank at an exercise price of $1.00 per share upon the granting of an extension to the maturity date of the credit line. These warrants were valued at $26,000 and were amortized to general and administrative expenses over the initial one-year extended term. At December 31, 2006, the outstanding balance was $3.4 million and Focus had the ability to borrow an additional $500,000.

Term Loan

On June 28, 2005, Focus signed a term loan agreement with Greater Bay Bank under which Focus can borrow up to $2.5 million. The term loan had a maturity date of February 23, 2007. As discussed in note 17 “Subsequent Events”, as a result of extensions granted in February and March 2007, the term loan maturity date was extended to February 23, 2008. Mr. Berg has personally guaranteed the loan, which is interest only until maturity and is in addition to Focus’ existing $4.0 million accounts receivable based secured line of credit that Focus has with this bank. Interest is payable under this term loan at prime plus 1%, which was 9.25% at December 31, 2006. In connection with Mr. Berg’s personal guarantee, Focus issued Mr. Berg a warrant to purchase 100,000 shares of common stock at an exercise price of $0.81 per share. Mr. Berg exercised such warrant in 2006. Focus recorded a charge of $42,000 to general and administrative expenses at the time of issuance based on the fair value of this warrant, determined using the Black-Scholes option-pricing model. At December 31, 2006, there was an outstanding balance of $2.5 million under this term loan.

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

On May 10, 2006, the registration statement filed by Focus to register the shares underlying the notes was declared effective by the Securities and Exchange Commission as required by the Registration Rights Agreement. Focus must maintain an effective registration statement until the earlier to occur of (i) the date after which all the shares registered there under have been sold or (ii) the date all shares underlying the notes may be sold without volume restrictions pursuant to Rule 144(k). Subject to certain conditions, the holders of the convertible notes may, at their election, exchange the notes for interests in an entity or entities to which Focus’ semiconductor business is spun off, if such an event occurs prior to July 24, 2007, at a conversion rate equal to 1% of voting interests in such other entity for every $400,000 of note principal, up to a collective maximum of 25% of the voting power of such other entity. As of December 31, 2006, no date had been set for the potential spin-off nor had the exact assets and liabilities to be included in such a spin-off been determined.

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

The conversion feature fails to qualify for equity classification under EITF 00-19, and must be accounted for as a derivative liability. Focus accounts for derivative financial instruments in accordance with SFAS 133. Derivative financial instruments are recorded as liabilities in the consolidated balance sheets and measured at fair value. When available, quoted market prices are used in determining fair value. However, if quoted market prices are not available, Focus estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques.

Using a binomial options valuation model, the fair value of the conversion option within the convertible notes was initially computed at $4.0 million. The model used several assumptions to determine the estimated fair value of the derivative liability including: historical stock price volatility (utilizing a five-year period), risk-free interest rate (4.50%), remaining time to maturity and the closing price of Focus’ common stock.  The value of this embedded derivative instrument was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a discount to the initial carrying amount of the convertible notes. The $4.0 million discount was immediately expensed in the consolidated statements of operations as value of derivative security as the notes may be converted to common stock at any time after issuance.

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

On June 30, 2006 and December 30, 2006, Focus issued additional notes in the amounts of $425,000 and $521,250, in lieu of the cash interest payments due on June 30, 2006 and December 30, 2006, respectively. These notes retain the same terms and conditions as the $10.0 million convertible notes issued on January 27, 2006. The difference between the $1.00 conversion price and the fair market value of Focus’ common stock at December 30, 2006 ($1.56) resulted in a beneficial conversion feature of approximately $292,000 which has been recorded as a charge to interest expense in the consolidated statements of operations. At June 30, 2006, the fair market value of Focus’ common stock was less than the conversion price so there was no beneficial conversion feature related to the June 30, 2006 note issuance.

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

In October 2004, Focus entered into a design services contract under which Focus agreed to pay $2.9 million to a third party for the design and development of high performance UWB integrated circuits. The contract amount was subsequently increased to $3.3 million. Payments are made upon the completion of specific milestones by the third party, which are expected to be completed by April 2007. For the years ended December 31, 2006, 2005 and 2004, $467,000, $1.8 million and $648,000, respectively, was charged to research and development expense based on the level of effort incurred by the third party. At December 31, 2006 and 2005, $141,000 and $622,000, respectively, was included within accrued liabilities.

In July 2005, Focus entered into a development agreement with a customer under which the customer agreed to pay Focus for the joint development by Focus and the customer of a custom product. The customer agreed to pay Focus $600,000 in four installments of $150,000 at the completion of specific milestones. For the year ended December 31, 2006, $264,000 was recognized as revenue based on the level of effort incurred by Focus and $319,000 of development expense was recorded in cost of revenue. For the year ended December 31, 2005, $336,000 was recognized as revenue and $287,000 of development expense was recorded in cost of revenue.  An amount of $36,000 was recorded in accounts receivable at December 31, 2005, representing the difference between the amount received from the customer of $300,000 and the revenue recognized. The project was completed in April 2006 and all remaining amounts due under the development agreement were billed and collected in 2006.

Leases

Focus leases office facilities and certain equipment under operating and capital leases, with interest rates ranging from 8.5% to 39.75% per annum. Under certain of the lease agreements, Focus is obligated to pay for utilities, taxes, insurance and maintenance. Total rent expense for the years ended December 31, 2006, 2005 and 2004 was approximately $838,000, $831,000 and $670,000 respectively.

Minimum lease commitments at December 31, 2006 are as follows:

(In thousands)	Operating Lease Commitments	Capital Lease Commitments

2007	$667	$10
2008	253	—
2009	190	—
2010	114	—

	$1,224	10

Less: amount representing interest		—
Present value of future minimum future lease payments		10
Less: current portion		(10)

Long-term portion		$—

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

At December 31, 2006, Focus had issued non-cancelable purchase orders for approximately $2.3 million to purchase finished goods from its contract manufacturers, and had not incurred any significant liability for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

Employment Agreements

Focus has employment agreements with certain corporate officers. The agreements are generally one year in length and provide for minimum salary levels. These agreements include severance payments of approximately half to one times each officer’s annual compensation.

Indemnification agreements

Focus enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that Focus’ products infringe a patent, copyright or trademark, or misappropriate a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including but not limited to product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them noninfringing. Such indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies”, and are generally limited to the amount paid by the customer. Focus has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications are outstanding as of December 31, 2006. As a result, Focus believes the estimated fair value of these indemnification agreements, if any, to be minimal, and therefore no liability has been recorded with respect to such indemnifications as of December 31, 2006 and 2005.

General

From time-to-time, Focus is party to certain other claims and legal proceedings that arise in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on Focus’ financial position or results of operation.

10.                               Stockholders’ Equity

Preferred Stock

The Board of Directors (“Board”) of Focus adopted a Certificate of Designation whereby a total of 3,000 shares of Series B preferred stock, $0.01 par value per share are authorized for issuance. At December 31, 2006 and 2005, 2,744 shares of Series B preferred stock were outstanding. Each share has a liquidation preference in the amount of $1,190.48 plus all accrued or declared but unpaid dividends. Cash dividends on the stock are non-cumulative and are paid at the option of the Board of Directors. If paid, the rate shall be seven percent per annum. The Board does not presently intend to pay dividends on the stock. At the option of the holder, each share is convertible into 1,000 shares of Focus common stock.

The Board of Focus adopted a Certificate of Designation whereby a total of 500 shares of Series C preferred stock, $0.01 par value per share are authorized for issuance. At December 31, 2006 and 2005, 417 shares of Series C preferred stock were outstanding. Each share has a liquidation preference in the amount of $1,560.00 plus all accrued or declared but unpaid dividends. Cash dividends on the stock are non-cumulative and are paid at the option of the Board of Directors. If paid, the rate shall be seven percent per annum. The Board does not presently intend to pay dividends on the stock. At the option of the holder, each share is convertible into 1,000 shares of Focus common stock.

At December 31, 2003, Focus owed Carl Berg approximately $4.4 million in principal and accrued interest on various notes. On March 19, 2004, Mr. Berg converted his approximately $3.9 million of debt and $587,000 of accrued interest into common and preferred stock. This conversion resulted in the issuance of 2,173,193 shares of Focus’ common stock and 840 shares of Series B preferred stock and 417 shares of Series C preferred stock, which are convertible into an additional 840,000 and 417,000 shares of Focus’ common stock, respectively.

Common Stock

For the year ended December 31, 2006, Focus issued at various times, an additional 4,259,068 shares of common stock through exercises of options and warrants, receiving cash of approximately $3.8 million.

For the year ended December 31, 2006, Focus granted 570,176 shares of restricted stock to employees and directors of the Company. The value of these grants of $394,000 will be amortized as compensation expense over the four year vesting period of the grants. For the year ended December 31, 2006, Focus cancelled 23,619 shares of restricted stock, as a result of an employee terminating his employment prior to vesting.

On April 7, 2006, Focus issued a warrant to purchase 30,000 shares of common stock as compensation to an unrelated party for marketing services. The warrant is immediately exercisable for a period of three years at an exercise price of $0.79 per share. The fair value of the warrant, based on the Black-Scholes option pricing model, was deemed insignificant.

On November 17, 2006, Focus’ stockholders approved an increase to the authorized common shares from 100,000,000 to 150,000,000. This increase was recommended and approved by Focus’ Board to ensure that sufficient shares were available for issuance under Focus’ stock incentive plans and for issuances associated with potential acquisitions, private placements and services provided by non-employees.

For the year ended December 31, 2005, Focus issued at various times, an additional 268,000 shares of common stock through exercises of options, receiving cash of approximately $152,000.

For the year ended December 31, 2005, Focus granted 245,000 shares of restricted stock to employees and directors of the Company. The value of these grants of $272,000 will be amortized as compensation expense over the four year vesting period of the grants.

On March 22, 2005, Focus issued warrants to purchase 35,000 shares of common stock as compensation to unrelated parties for investor relation services. The warrants are immediately exercisable for a period of five years at an exercise price of $0.92 per share, were valued at $23,000 using the Black-Scholes option-pricing model and were expensed to general and administrative expenses.

On June 21, 2005, Focus completed the sale of 2,414,282 shares of its common stock in a private placement to 11 independent third party investors, receiving proceeds of approximately $1.5 million, net of offering costs of approximately $126,000. The shares were issued at $0.70 per share, an approximate 5% discount to the closing price of Focus’ common stock on June 20, 2005. Additionally, Focus issued warrants to the investors and placement agents to purchase an aggregate of 795,713 shares of common stock at an exercise price of $0.70 per share. The warrants are exercisable immediately and expire four years from the date of grant. No compensation expense was recorded given that the warrants were issued in connection with the issuance of common stock.

In connection with Mr. Berg’s extension of his personal guarantee that collateralizes Focus’ accounts receivable-based line of credit - see note 8, “Borrowings – Accounts Receivable-Based Line of Credit” - Focus issued to Mr. Berg a warrant to purchase 100,000 shares of Focus common stock at an exercise price of $0.81 per share. Mr. Berg exercised such warrant in 2006. The warrant was valued at $42,000 using the Black-Scholes option-pricing model and was charged to general and administrative expense at the time of issuance.

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

On December 6, 2005, Focus issued a warrant to purchase 40,000 shares of common stock as compensation to Greater Bay Bank for the extension of Focus’ line of credit facility from November 2005 to December 24, 2006. This warrant is immediately exercisable for a period of five years at an exercise price of $1.00 per share and was valued at $26,000 using the Black-Scholes option-pricing model. The value of the warrant was amortized to general and administrative expense over the life of the line of credit extension. During the years ended December 31, 2006 and 2005, $24,000 and $2,000, respectively, were amortized to general and administrative expense.

The warrant was classified as a liability and was measured at fair value for each reporting period, with changes in fair value reported in the statements of operations. For the year ended December 31, 2006, $13,000 was recorded to other expense for the change in fair value. Classification of this warrant as a liability is based on the fact that it requires net-cash settlement on the occurrence of certain events outside the control of Focus. In May 2006, the warrant was amended to eliminate the net-cash settlement clause. Pursuant to EITF 00-19, with the elimination of the net-cash settlement clause, the fair value of the warrant on the date of the amendment was reclassified to equity from liability, and losses recorded to account for the warrant at fair value during the period that the warrant was classified as a liability were not reversed.

For the year ended December 31, 2004, Focus issued at various times, 199,806 shares of common stock through exercises of options and warrants, receiving cash of approximately $192,000.

The acquisition of COMO on February 27, 2004 resulted in the issuance of 215,066 shares of Focus’ common stock, consisting of 185,066 shares issued to COMO’s shareholders, and 30,000 shares issued to vFinance Investments, Inc., (a related party) for investment banking services related to the acquisition. Additionally, Focus issued 610,096 common shares, held in escrow, (“the Escrow shares”) to COMO’s two former shareholders (“the Sellers”) who became employees of Focus. The Escrow shares were issued in exchange for the Sellers non-interest bearing, non-recourse, demand notes payable to Focus and COMO in the aggregate amount of $1.1 million. The two former shareholders of COMO were able to sell the Escrow shares at no less than the then current fair market value, with all proceeds to be remitted to Focus and COMO in exchange for cancellation of the outstanding note obligations, regardless of whether such proceeds are greater than or less than the balance of the notes. For accounting purposes, the Escrow shares were reported in the consolidated financial statements as outstanding, subscribed shares. In the year ended December 31, 2005 the 610,096 common shares were sold for net proceeds of $509,000. The proceeds from the sale of such shares were remitted to Focus by the Sellers and recorded as an increase in additional paid-in capital. The note receivable from the Sellers was not recorded in the accompanying consolidated financial statements, as it was cancelled upon the transfer from Focus to COMO of the Escrow share proceeds. Focus also agreed to issue up to an additional 46,266 shares of its common stock to COMO’s shareholders, in the event certain conditions are met at the end of 2004 and 2005. These relevant conditions were met at the end of 2005 and 2004, and accordingly, 23,134 and 23,132 shares were issued to COMO’s former shareholders in 2006 and 2005, respectively.

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

On June 1, 2004, Focus issued warrants to purchase 50,000 shares of common stock as compensation to an unrelated party for investor relation services. The warrants are exercisable for a period of two years at exercise prices ranging from $1.35 to $1.80 per share. Focus recorded a charge to general and administrative expenses of approximately $32,000 for the quarter ended June 30, 2004 based on the fair value of these warrants.

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

Focus issued a warrant to a bank to purchase 77,186 shares of Focus’ common stock at $1.17 per share in connection with a credit line Focus entered into in November 2004. This warrant is immediately exercisable for a period of seven years and was valued at $76,000 using the Black-Scholes option-pricing model. Focus recorded a charge to general and administrative expenses of approximately $66,000 and $10,000 for the years ended December 31, 2005 and 2004 respectively.

Common Stock Purchase Warrants

Total expense recognized relating to warrants issued in connection with compensation for financial advisory, investor relations and other services in 2006, 2005 and 2004 was approximately $37,000, $149,000 and $42,000, respectively. Focus calculated the fair value of the warrants using the Black-Scholes option-pricing model and the following assumptions:

	2006	2005		2004
Risk-free rate of interest	4.9%	3.8% – 4.	5%	1.5% – 3.9%
Average computed life of warrants	3 years	4-5 years		2-7 years
Dividend yield	0%	0%		0%
Volatility of common stock	81%	83%-94%		94%

Common stock warrant activity is summarized as follows:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Warrants outstanding at beginning of year	6,063,865	$1.17	3,276,768	$1.48	429,500	$1.94
Warrants granted	30,000	$0.79	2,787,097	$0.83	3,022,268	$1.49
Warrants exercised	(2,029,255)	$0.93	—	—	(50,000)	$1.35
Warrants canceled	(304,500)	$1.46	—	—	(125,000)	$2.88

Warrants outstanding at end of year	3,760,110	$1.28	6,063,865	$1.17	3,276,768	$1.48

Weighted average fair value of warrants granted during the year		$0.43		$0.46		$0.85

Information pertaining to warrants outstanding and exercisable at December 31, 2006 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Life (Yrs)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price

$0.70-$0.79	265,714	2.45	$0.71	265,714	$0.71
$0.85-$1.00	1,119,728	3.80	$0.86	1,119,728	$0.86
$1.17-$1.25	1,434,254	2.04	$1.25	1,434,254	$1.25
$2.00-$2.00	940,414	1.27	$2.00	940,414	$2.00

	3,760,110	2.40	$1.28	3,760,110	$1.28

Stock Option Plans

1992 Stock Option Plan

Focus’ 1992 Stock Option Plan (the “1992 Plan”) provides for the granting of incentive and non-qualified options to purchase up to approximately 1.8 million shares of common stock. Incentive stock options may be granted to employees of Focus and non-qualified options may be granted to employees, directors or consultants. Incentive stock options may not be granted at a price less than 100% (110% in certain cases) of the fair-market value of common stock at date of grant. Non-qualified options may not be granted at a price less than 85% of fair-market value of common stock at date of grant. As of December 31, 2006, all options granted under the 1992 Plan were issued at market value at the date of grant. Additionally, no further options were available for grant under the 1992 Plan. Options generally vest annually over a three-year period and are exercisable over a five-year period from date of grant. The term of each option under the 1992 Plan is for a period not exceeding ten years from date of grant. As of December 31, 2006, options under the 1992 Plan to purchase 80,512 shares of the Company’s common stock were outstanding with an exercise price of $1.28 per share.

1997 Director Stock Option Plan

In 1997, the Board of Directors adopted the 1997 Director Stock Option Plan (the “1997 Director Plan”), which authorized the grant of options to purchase up to an aggregate of 1.0 million shares of common stock. The exercise price per share of options granted under the 1997 Director Plan was equal to the market value of the common stock of Focus on the date of grant. Options granted under the 1997 Director Plan are exercisable over a ten-year period with vesting determined at varying amounts over a three-year period. As of December 31, 2006, options under the 1997 Director Plan to purchase 174,574 shares of Focus’ common stock were outstanding with an exercise price between $1.15 and $1.22 per share.

1998 Non-Qualified Stock Option Plan

In 1998 Focus adopted the 1998 Non-qualified Stock Option Plan (the “1998 NQSO Plan”), which authorized the grant of options to purchase up to an aggregate of 1.3 million shares of common stock. The exercise price per share of options granted under the 1998 NQSO Plan was equal to the market value of the common stock of Focus on the date of grant. Options granted under the 1998 NQSO Plan are exercisable over a five-year period with vesting determined at varying amounts over a three-year period. As of December 31, 2006, options under the 1998 NQSO Plan to purchase 284,436 shares of Focus’ common stock were outstanding with an exercise price between $0.68 and $1.60 per share.

2000 Non-Qualified Option Plan

On April 27, 2000, the Board of Directors of Focus adopted the 2000 Non-Qualified Stock Option Plan (the “2000 Plan”) and on December 28, 2000 the Company’s stockholders approved the 2000 Plan. On September 28, 2005, the maximum number of options available under the 2000 Plan was increased from 5,000,000 to 5,500,000 and the 2000 Plan was modified to allow the issuance of restricted stock. On November 14, 2005, the Company’s stockholders approved these amendments to the 2000 Plan. Options and restricted stock under the 2000 Plan may be granted to employees or directors of the Company. The exercise price per share of options granted under the 2000 Plan is equal to the market value of the common stock of the Company on the date of grant. The 2000 Plan requires that options granted will expire ten years from the date of grant. Each option or restricted stock granted under the 2000 Plan first becomes exercisable upon time periods set by the Compensation Committee of the Focus Board of Directors. Options and restricted stock issued from the 2000 Plan generally vest over a period of four years.

On January 16, 2001 in connection with the acquisition of Videonics, options outstanding under the Videonics 1987 Stock Option Plan and the 1996 Amended Stock Option Plan were exchanged for Focus 2000 Plan options to purchase common stock. Focus issued 0.87 shares of Focus options for each issued and outstanding share of Videonics options on the closing date. Based on the exchange ratio, a total of 1,117,597 shares were issued. Such options retained their original vesting periods of three to four years and are canceled 90 days after termination of employment. As of December 31, 2006, options under the 2000 Plan, including those converted in connection with the Videonics merger, to purchase 1,082,407 shares of Focus’ common stock were outstanding with an exercise price between $0.66 and $5.75 per share.

2002 Non-Qualified Option Plan

On October 30, 2002, the Board of Directors of Focus adopted the 2002 Non-Qualified Stock Option Plan (the “2002 Plan”). Focus’ stockholders approved the 2002 Plan on December 20, 2002. On September 24, 2003, the maximum number of options available under the 2002 Plan was increased from 1,000,000 to 2,200,000. On December 19, 2003, Focus’ stockholders approved the amendment to the 2002 Plan. Options under the 2002 Plan may be granted to employees or directors of the Company. The exercise price per share of options granted under the 2002 Plan is equal to the market value of the common stock of the Company on the date of grant. The 2002 Plan requires that options granted will expire ten years from the date of grant. Each option granted under the 2002 Plan first becomes exercisable upon time periods set by the Compensation Committee of the Focus Board of Directors. Options and restricted stock issued from the 2002 Plan generally vest over a period of four years.  As of December 31, 2006, options under the 2002 Plan to purchase 2,063,286 shares of Focus’ common stock were outstanding with an exercise price between $0.66 and $2.22 per share.

2004 Non-Qualified Option Plan

On May 27, 2004, Focus’ Board of Directors adopted, and on August 6, 2004 Focus’ shareholders approved, the 2004 Stock Incentive Plan (the “2004 Plan”). Options and restricted stock under the 2004 Plan may be granted to employees or directors of the Company. The exercise price per share of options granted under the 2004 Plan is equal to the market value of the common stock of the Company on the date of grant. The 2004 Plan requires that options granted will expire ten years from the date of grant. Each option or restricted stock granted under the 2004 Plan first becomes exercisable upon time periods set by the Compensation Committee of the Focus Board of Directors. Options and restricted stock issued from the 2004 Plan generally vest over a period of three to five years. As of December 31, 2006, options under the 2004 Plan to purchase 1,368,510 shares of Focus’ common stock were outstanding with an exercise price between $0.73 and $1.14 per share.

Stock Compensation Plans

Prior to January 1, 2006, Focus accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with APB Opinion No. 25 and SFAS No. 123. Employee stock options granted by Focus with an exercise price equal to the grant date fair value of the Company’s stock had no intrinsic value and therefore no expense was recorded for these options under APB Opinion No. 25. Grants of restricted stock awards were measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock with such value recognized as an expense over the corresponding vesting period of the award.

On January 1, 2006, Focus adopted SFAS 123R. SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards issued to employees.  SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award. Focus adopted SFAS 123R using the modified prospective transition approach and therefore prior periods have not been restated to reflect the impact of SFAS 123R. Under SFAS 123R, stock-based awards granted prior to its adoption will be expensed over the remaining portion of their requisite service period. These awards will be expensed under the accelerated amortization method using the same fair value measurements that were used in calculating pro forma stock-based compensation expense under SFAS 123. For stock-based awards granted on or after January 1, 2006, Focus will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a four year vesting period. SFAS 123R requires that the deferred stock-based compensation on the balance sheet on the date of adoption be netted against additional paid-in capital. As of December 31, 2005, there was a balance of $214,000 of deferred stock-based compensation, which was netted against additional paid-in capital on January 1, 2006.

Prior to the adoption of SFAS 123R, Focus accounted for forfeitures upon occurrence. SFAS 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on Focus’ historical experience of option pre-vesting cancellations and estimates of future forfeiture rates, Focus has assumed an annualized forfeiture rate of 10.5% for its options.

The effect of recording stock based compensation for the year ended December 31, 2006 was as follows:

(In thousands, except per share data)	Year Ended December 31, 2006

Stock-based compensation expense by type of award:
Employee stock options	$524
Restricted stock awards	138
Total stock-based compensation	662

Tax effect on stock-based compensation	—
Effect on net loss	$662

Effect on net loss per share - basic and diluted	$0.01

The implementation of SFAS 123R resulted in a $0.01 increase in the basic and diluted net loss per share for the year ended December 31, 2006. However, it did not affect cash flow from operations for the year ended December 31, 2006.

At December 31, 2006, Focus had the ability to issue an additional 2,933,071 shares of common stock under its current stock option and incentive plans, which includes restricted stock.

Stock Options

The exercise price of each stock option equals the market price of Focus’ common stock on the date of grant. Option grants generally vest over four years and expire five to ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in the model are outlined in the following table:

Year ended December 31, 2006

Average expected term of options	4 years
Risk-free rate of interest	4.72%
Volatility of common stock	81%
Dividend yield	0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the combination of historical volatility of the Company’s common stock and the expected moderation in future volatility over the period commensurate with the expected life of the options and other factors. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded Treasury securities for terms equal to the expected term of the options. The expected term calculation is based on the Company’s observed historical option exercise behavior and post-vesting forfeitures of options by employees.

The following table summarizes activity under the equity incentive plans for the indicated periods:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000s)

Options outstanding at December 31, 2003	5,188,150	$1.07
Options granted	3,026,432	$1.20
Options exercised	(149,806)	$0.83
Options canceled	(624,057)	$1.28
Options outstanding at December 31, 2004	7,440,719	$1.11
Options granted	819,753	$0.91
Options exercised	(268,859)	$0.56
Options canceled	(737,826)	$1.24
Options outstanding at December 31, 2005	7,253,787	$1.10
Options granted	946,499	$0.87
Options exercised	(2,229,813)	$0.88
Options canceled	(490,936)	$1.09
Options outstanding at December 31, 2006	5,479,537	$1.15	5.9	$2,400
Options vested and exercisable and expected to be exercisable at December 31, 2006	5,114,728	$1.16	5.7	$2,172
Options vested and exercisable at December 31, 2006	3,568,585	$1.24	4.9	$1,273

The weighted average grant date fair value of options granted in the year ended December 31, 2006 was $0.54 per share. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was approximately $840,000, $55,000 and $90,000, respectively. At December 31, 2006, Focus had $618,000 of unrecognized stock compensation expense, net of estimated forfeitures, related to stock option plans, which will be recognized over the weighted average remaining service period of 2.2 years. Cash received from stock option exercises was $1,958,000 for the year ended December 31, 2006. Focus settles employee stock option exercises with newly issued shares of common stock.

The options outstanding and exercisable at December 31, 2006 were in the following exercise price ranges:

Options Outstanding at December 31, 2006				Options Vested and Exercisable
			Weighted Average	at December 31, 2006
		Weighted Average	Remaining		Weighted Average
Range of Exercise Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
$0.430 — $0.970	1,225,424	$0.71	6.6 yrs	568,332	$0.70
$0.971 — $1.430	3,359,434	$1.15	5.9 yrs	2,163,472	$1.20
$1.431 — $1.970	805,815	$1.62	4.8 yrs	747,917	$1.63
$1.971 — $5.750	88,864	$2.47	5.5 yrs	88,864	$2.47

	5,479,537	$1.15	5.9 yrs	3,568,585	$1.24

Restricted Stock Awards

A summary of activity related to Focus’ restricted stock awards for the years ended December 31, 2006, 2005 and 2004 are presented below:

	Shares	Weighted Average Grant Date Fair Value

Non-vested restricted stock shares outstanding at December 31, 2004	—	$—
Restricted stock shares granted	245,000	$1.11
Restricted stock shares vested	—	$—
Restricted stock shares cancelled	—	$—
Non-vested restricted stock shares outstanding at December 31, 2005	245,000	$1.11
Restricted stock shares granted	570,176	$0.69
Restricted stock shares vested	(61,250)	$1.11
Restricted stock shares cancelled	(23,619)	$0.82
Non-vested restricted stock shares outstanding at December 31, 2006	730,307	$0.79

At December 31, 2006, Focus had $335,000 of unrecognized compensation expense, net of estimated forfeitures, related to restricted stock awards, which will be recognized over the weighted average period of 2.9 years.  During the year ended December 31, 2006, 61,250 shares of restricted stock vested with a fair market value of $42,000. For the year ended December 31, 2005, Focus recognized $58,000 of employee stock-based compensation expense relating to restricted stock.

Pro Forma Information under SFAS 123 for the Years ended December 31, 2005 and 2004

Prior to 2006, Focus followed the disclosure-only provisions of SFAS 123. The following table illustrates the effect on net loss and net loss per share for the years ended December 31, 2005 and 2004 had the fair value recognition provisions of SFAS 123 been applied to options granted under Focus’ equity-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods. If Focus had recognized the expense of equity programs in the consolidated statements of operations, additional paid-in capital would have increased by a corresponding amount.

(In thousands, except per share data)	Year Ended December 31, 2005	Year Ended December 31, 2004

Reported net loss	$(15,368)	$(10,985)
Add: Stock-based compensation expense included in net loss	162	—
Deduct: Stock-based compensation determined under fair value method for all awards, net of related tax effects	(1,196)	(1,148)

Pro forma net loss	$(16,402)	$(12,133)

Reported net loss per share	$(0.25)	$(0.22)

Basic and diluted pro forma net loss per share	$(0.27)	$(0.24)

For purposes of the weighted average estimated fair value calculations, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Year Ended December 31, 2005	Year Ended December 31, 2004

Average expected term of options	1-6 years	2-6 years
Risk-free rate of interest	3.0% - 4.5%	1.2% - 3.8%
Volatility of common stock	84% - 88%	91% - 94%
Dividend yield	0%	0%

Based on the Black-Scholes option pricing model, the weighted average grant date fair value of employee stock option grants was $0.54 and $0.73 per share for the years ended December 31, 2005 and 2004, respectively.

11.                               Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

(In thousands, except per share data)	Years ended December 31,
	2006	2005	2004
Numerator - basic and diluted:
Net loss	$(15,923)	$(15,368)	$(10,985)

Denominator - basic and diluted:
Weighted average common shares outstanding	69,805	62,054	50,823
Weighted average common shares subject to repurchase	(734)	(390)	(745)
Weighted average common and common equivalent shares	69,071	61,664	50,078

Basic and diluted net loss per share	$(0.23)	$(0.25)	$(0.22)

The following table summarizes common stock equivalents that are not included in the denominator or used in the diluted net loss per share calculation because to do so would be antidilutive for the years ended December 31, 2006, 2005 and 2004:

	December 31,
	2006	2005	2004

Preferred stock convertible into common stock	3,161,000	3,161,000	3,161,000
Convertible notes	10,946,250	—	—
Options to purchase common stock	5,479,537	7,253,787	7,440,719
Warrants to purchase common stock	3,760,110	6,063,865	3,276,768

Total common stock equivalents	23,346,897	16,478,652	13,878,487

12.                   Income Taxes

Focus’ 2006, 2005 and 2004 effective tax rates were (0.4%), 0.2% and 2.5%, respectively. Focus’s income tax expense of $58,000 for the year ended December 31, 2006 is comprised of minimum tax payments due within the United States and taxes due in foreign locations.

Focus’ income tax benefit of $23,000 for the year ended December 31, 2005, is comprised of a $47,000 tax benefit generated by its foreign subsidiary, COMO, offset by a $24,000 tax provision related to minimum tax payments due within the United States and foreign locations. The $47,000 tax benefit generated by COMO results primarily from the tax benefit associated with 2005 operating losses and the reduction of a deferred tax liability associated with the amortization of intangible assets.

Focus’ income tax benefit of $282,000 for the year ended December 31, 2004, is comprised of a $298,000 tax benefit generated by COMO, offset by a $16,000 tax provision related to minimum tax payments due within the United States and foreign locations. The $298,000 tax benefit generated by COMO results primarily from the tax benefit associated with 2004 operating losses and the reduction of a deferred tax liability associated with the amortization of intangible assets.

The differences between income tax expense (benefit) from the benefit computed by applying the statutory Federal income tax rate are as follows:

	Years ended December 31,
(In thousands)	2006	2005	2004

Benefit computed at statutory rate (34%)	$(5,349)	$(5,233)	$(3,831)
State income tax, net of federal tax	(1,089)	(1,061)	1,120
Increase in valuation allowance on deferred tax assets	6,912	6,686	2,677
Current year research credits	(335)	(386)	(262)
Research credit true-up and acquired net operating loss true-up	(71)	(8)	(71)
Write-off of in-process research and development	—	—	102
Other	(10)	(21)	(17)

	$58	$(23)	$(282)

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

	Year ended December 31,
(In thousands)	2006	2005	2004
Net operating loss carryforward	$35,680	$29,350	$24,315
Income tax credit carryforward	2,356	1,976	1,317
Tax basis in excess of book basis of fixed assets	208	15	152
Book inventory cost less than tax basis	151	598	484
Reserve for bad debts	50	50	58
Tax basis in subsidiaries in excess of book value	915	915	915
Deferred research and development cost	2,041	1,416	864
Other accruals	523	506	495
Intangible assets	336	120	(159)
Deferred revenue	130	74	—
Equity compensation	284	147	—
Other	97	55	48
	42,771	35,222	28,489
Valuation allowance on deferred tax asset	(42,771)	(35,222)	(28,536)

Net deferred tax liability	$—	$—	$(47)

A summary of the change in the valuation allowance on deferred tax assets is as follows:

	Year ended December 31,
(In thousands)	2006	2005	2004
Balance at beginning of year	$35,222	$28,536	$26,339
Addition to the allowance for deferred tax assets	7,549	6,686	2,197

Balance at end of year	$42,771	$35,222	$28,536

The valuation allowance increased by approximately $7.5 million, $6.7 million and $2.2 million in 2006, 2005 and 2004, respectively. As of December 31, 2006, approximately $2.2 million of the valuation allowance is related to the benefits attributable to stock option deductions which will be credited to additional paid-in capital when realized.

Focus has placed a full valuation allowance against its net deferred tax asset. Realization of its deferred tax assets depends on generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and credit carryforwards. Due to the uncertainty of the timing and the amount of such realization in the other tax jurisdictions, management concluded that a full valuation allowance was required for the net deferred tax assets generated in the other tax jurisdictions as of December 31, 2006.

At December 31, 2006, Focus had the following carryforwards available for income tax purposes:

(In thousands)

Federal net operating loss carryforwards	$100,029

State net operating loss carryforwards	$24,894

Foreign net operating loss carryforwards	$562

Federal credit for research activities	$1,906

State credit for research activities	$682

The federal net operating loss carryforwards will expire completely by 2026 if not utilized. The state net operating loss carryforwards will expire at various times in various jurisdictions and will expire completely by 2026 if not utilized. Foreign net operating losses have an indefinite carryforward period. The federal credits for research activities will expire completely 2026 if not utilized. The state credits for research activities have an indefinite carryforward period.

Due to the uncertainty surrounding the realization of these favorable tax attributes, Focus has placed a valuation allowance against its otherwise recognizable net deferred tax assets. Current federal and state laws include substantial restrictions on the utilization of the tax credits in the event of an “ownership change” of a corporation, as provided in section 382 of the internal revenue code. Accordingly, utilization of Focus’ net operating losses and tax credits may be limited.

13.                               Business Segment and Geographic Information

Focus’ reportable segments are Systems and Semiconductor. These reportable segments have distinct products — Systems consists of products designed for the video acquisition, media asset management and digital signage markets and Semiconductor consists of ASICs. Focus’ chief operating decision maker is the CEO.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Focus evaluates segment performance based on operating loss and does not allocate net interest, other income or taxes to operating segments. Additionally, Focus does not allocate assets by operating segment.

	Year ended December 31, 2006
(In thousands)	Systems	Semiconductor	Total

Net revenue	$25,042	$12,436	$37,478
Cost of revenue	14,759	5,500	20,259
Gross margin	10,283	6,936	17,219

Operating expenses:
Sales, marketing and support	6,540	2,390	8,930
General and administrative	2,468	1,680	4,148
Research and development	3,158	9,562	12,720
Amortization of intangible assets	312	196	508
	12,478	13,828	26,306
Loss from operations	$(2,195)	$(6,892)	$(9,087)

	Year ended December 31, 2005
(In thousands)	Systems	Semiconductor	Total

Net revenue	$21,148	$3,403	$24,551
Cost of revenue	13,403	2,117	15,520
Gross margin	7,745	1,286	9,031

Operating expenses:
Sales, marketing and support	5,115	1,553	6,668
General and administrative	2,530	1,529	4,059
Research and development	3,596	9,195	12,791
Amortization of intangible assets	335	195	530
	11,576	12,472	24,048
Loss from operations	$(3,831)	$(11,186)	$(15,017)

	Year ended December 31, 2004
(In thousands)	Systems	Semiconductor	Total

Net revenue	$16,553	$3,462	$20,015
Cost of revenue	11,281	2,233	13,514
Gross margin	5,272	1,229	6,501

Operating expenses:
Sales, marketing and support	3,937	916	4,853
General and administrative	2,291	819	3,110
Research and development	3,895	4,663	8,558
Amortization of intangible assets	585	275	860
In-process research and development	300	—	300
	11,008	6,673	17,681
Loss from operations	$(5,736)	$(5,444)	$(11,180)

Geographic and Customer Information

During 2006, Focus established wholly-owned subsidiaries in Japan and in Korea to provide sales and application support for its semiconductor business. During 2003, Focus established a semiconductor sales and application support office in Taiwan. In February 2004, Focus completed the acquisition of COMO, located in Kiel, Germany, pursuant to which COMO became a wholly-owned subsidiary of Focus — see note 3, “Business Combinations”. COMO is included within the Systems reporting segment. The net book value of long-lived assets located outside the United States totaled $103,000 and $83,000 at December 31, 2006 and 2005, respectively.

For the year ended December 31, 2006, one customer from Focus’ Semiconductor business represented 24% of Focus’ total revenue. For the year ended December 31, 2004 one customer from Focus’ Systems business represented 11% of Focus’ total net revenue. No customers represented more than 10% of Focus’ net revenue for the year ended December 31, 2005.

The following table summarizes revenue by geographic area, based on customer billing address:

	Years ended December 31,
(In thousands)	2006	2005	2004

United States	$15,646	$16,731	$14,429
Americas (excluding the United States)	1,289	896	490
Europe	6,217	3,873	2,440
Asia	14,147	2,739	2,656
Middle East and Africa	179	312	—

	$37,478	$24,551	$20,015

14.                               Employee Benefit Plan

Focus has a Section 401(k) Savings and Investment Plan (the “401(k) Plan”) for all eligible employees, located in the United States. Employees are permitted to make pre-tax elective deferrals up to the maximum allowed by law. Employee contributions to the 401(k) Plan are fully vested at all times. In accordance with the 401(k) Plan, Focus may make discretionary matching contributions based on an employee’s pre-tax contributions and/or may make discretionary profit —sharing contributions. Depending on the type of contribution by Focus, amounts either become vested to an employee over a period of five years or are vested immediately. For the years ended December 31, 2006, 2005 and 2004, Focus made contributions of approximately $243,000, $162,000 and $59,000, respectively.

15.                               Related Party Transactions

Carl Berg

In December 2002, Mr. Berg, a member of Focus’ Board, provided Samsung Semiconductor Inc., one of Focus’ contracted ASIC manufacturers, with a personal guarantee to secure Focus’ working capital requirements for ASIC purchase order fulfillment. Mr. Berg agreed to provide the personal guarantee on Focus’ behalf without additional cost or collateral, as Mr. Berg maintains a secured priority interest in substantially all of Focus’ assets. At December 31, 2006 and 2005, Focus owed Samsung $91,000 and $342,000, respectively, under net 30 terms.

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

On June 28, 2005, Focus signed a term loan agreement with Greater Bay Bank under which Focus can borrow up to $2.5 million - see note 8, “Borrowings”. Mr. Berg has personally guaranteed the term loan. In connection with Mr. Berg’s extension of his personal guarantee, Focus agreed to continue Mr. Berg’s priority interest in the Company’s assets, except for Focus’ accounts receivable, which Mr. Berg has subordinated to the bank, and to issue to Mr. Berg a warrant to purchase 100,000 shares of common stock at an exercise price of $0.81 per share. Mr. Berg exercised such warrant in 2006. The warrant was valued at $42,000 using the Black-Scholes option-pricing model and was charged to general and administrative expense at the time of issuance.

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

Dolby Laboratories Inc.

N. William Jasper Jr., who is the Chairman of Focus’ Board is also the President and Chief Executive Officer of Dolby Laboratories, Inc. (“Dolby”), a signal processing technology company located in San Francisco, California. Focus is required to submit quarterly royalty payments to Dolby based on Dolby technology incorporated into certain products assumed in the acquisition of Visual Circuits. For the years ended December 31, 2006 and 2005, and from the date of acquisition of Visual Circuits in May 2004 through December 31, 2004, Focus paid Dolby $30,000, $21,000 and $33,000 in royalties, respectively, which were recorded in cost of revenue.

Norman Schlomka

Norman Schlomka, General Manager of COMO and an executive officer of Focus since February 2006, owns one third of the building that COMO occupies. In the years ended December 31, 2006 and 2005 Focus paid rents of approximately $74,000 and $60,000 respectively, related to this building.

vFinance, Inc.

Timothy Mahoney was the Chairman and C.O.O. of vFinance, Inc., the parent company to vFinance Investments and vFinance Consulting, and owned approximately 20% of the shares of vFinance Inc. Mr. Mahoney was a member of the Focus Board of Directors from March 1997 until August 2004.  Focus engaged vFinance Investments to act as its financial advisor for the purpose of merger and acquisition services. Focus paid vFinance Investments $268,000 in fees and 110,000 shares of common stock during 2004 in connection with the acquisitions of COMO and Visual Circuits.

16.          Unaudited Quarterly Financial Data

	Year ended December 31, 2006				Year ended December 31, 2005
(In thousands, except per- share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net revenue	$7,133	$8,457	$11,605	$10,283	$5,455	$6,133	$6,880	$6,083
Gross margin	2,665	3,787	5,786	4,981	1,755	2,389	2,520	2,367
Loss from operations	(3,432)	(2,819)	(611)	(2,225)	(4,761)	(3,824)	(3,292)	(3,140)
Net loss	(7,170)	(4,874)	(866)	(3,013)	(4,778)	(3,939)	(3,394)	(3,257)
Net loss per share - basic and diluted	$(0.11)	$(0.07)	$(0.01)	$(0.04)	$(0.08)	$(0.07)	$(0.05)	$(0.05)

During the first quarter of 2006, a charge of $4.0 million was recorded to other expense as a result of a derivative liability associated with the $10.0 million convertible notes Focus issued in January 2006.

During the second quarter of 2006, a charge of $1.4 million was recorded to other expense as a result of a change in derivative liability associated with the $10.0 million convertible notes Focus issued in January 2006.

During the fourth quarter of 2006, a charge of $292,000 was recorded to interest expense as a result of the issuance of the December 30, 2006 convertible notes as the fair market value of Focus’ stock exceeded the $1.00 conversion price of the convertible notes, resulting in a beneficial conversion feature.

17.                               Subsequent Events

Issuance of Common Stock

On February 20, 2007, Focus entered into two separate transactions with certain investors, relating to the issuance and sale of (i) 4,500,000 shares of Focus common stock at a purchase price of $1.26 per share and warrants to purchase 450,000 shares of common stock at an exercise price of $2.00 per share and (ii) 500,000 shares of common stock at a purchase price of $1.26 per share and warrants to purchase 50,000 shares of common stock at an exercise price of $2.00 per share. In aggregate, Focus sold 5,000,000 shares of common stock and issued warrants to purchase an additional 500,000 shares of common stock. In connection with this transaction Focus received net proceeds of approximately $6.3 million.

Extension of Account Receivable-Based Line of Credit and Term Loan

On February 21, 2007, Focus entered into a Fifth Amendment to Loan and Security Agreement (“Fifth Amendment”) with Venture Banking Group, a division of Greater Bay Bank N.A. (“Bank”). In connection with this Fifth Amendment, Focus’ $4.0 million account receivable-based line of credit and $2.5 million term loan, previously maturing on February 23, 2007, were extended to March 23, 2007.

On March 19, 2007, Focus entered into a Sixth Amendment to Loan and Security Agreement (“Sixth Amendment”) with Venture Banking Group, a division of Greater Bay Bank N.A. (“Bank”). In connection with this Sixth Amendment, Focus’ $4.0 million account receivable-based line of credit and $2.5 million term loan, previously maturing on March 23, 2007, were extended to February 23, 2008. In connection with the Sixth Amendment, Focus agreed to pay loan commitment fees of $22,500 and agreed to issue a warrant to purchase 48,148 shares of common stock at an exercise price of $1.35 per share. In addition, Mr. Berg agreed to continue to personally guarantee both the $4.0 million account receivable-based line of credit and the $2.5 million term loan to the Bank. In connection with Mr. Berg’s continued extension of his personal guarantee, Focus agreed to continue Mr. Berg’s priority interest in the Company’s assets, except for Focus’ accounts receivable, which Mr. Berg has subordinated to the Bank, and to issue to Mr. Berg a warrant to purchase 48,148 shares of common stock at an exercise price of $1.35 per share.

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

Signature	Title	Date

/s/ N. William Jasper, Jr.	Chairman of the Board	March 25, 2007
N. William Jasper, Jr.

/s/ Brett A. Moyer	President, Chief Executive	March 28, 2007
Brett A. Moyer	Officer and Director

/s/ Gary L. Williams	Principal Accounting Officer	March 29, 2007
Gary L. Williams	Vice President of Finance and
CFO

/s/ Carl E. Berg	Director	March 25, 2007
Carl E. Berg

/s/ William B. Coldrick	Director	March 28, 2007
William B. Coldrick

/s/ Michael D’Addio	Director	March 26, 2007
Michael D’Addio

/s/ Tommy Eng	Director	March 27, 2007
Tommy Eng

/s/ Sam Runco	Director	March 28, 2007
Sam Runco