Form 10-K/A
period 2006-12-31
FOCUS ENHANCEMENTS INC
filed 2007-04-27
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of April 16, 2007, there were 78,312,789 shares of common stock outstanding.

Explanatory Note

The registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 2006 to update certain information on the cover of the Form 10-K and to include Part III of Form 10-K, to the extent such information was not previously included in the Annual Report on Form 10-K, as set forth below. Items in the Annual Report on Form 10-K not referenced herein are not amended, and this amendment does not reflect events occurring after the original filing of the Annual Report on Form 10-K, or modify or update those disclosures as presented in the Form 10-K except to the extent set forth herein. Items referenced herein are amended as set forth below.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to report to the Securities and Exchange Commission (SEC) their initial ownership and any changes in that ownership. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us or written representations from certain reporting persons that no other reports were required, we believe that all filing requirements applicable to Focus’ officers, directors, and greater than 10% beneficial owners were complied with during the year ended December 31, 2006, except for Norman Schlomka who filed two Form 4s late. The first Form 4 was to report one transaction and was filed two days late. The second Form 4 was to report two transactions and was filed one day late.

Management

Our executive officers and directors as of April 16, 2007 are as follows:

Name (1)	Age	Position
N. William Jasper, Jr. (2)	59	Chairman of the Board
Brett A. Moyer	49	Director, President and Chief Executive Officer
Carl E. Berg (2) (3)	69	Director
William B. Coldrick (3)	65	Vice Chairman of the Board
Michael L. D’Addio (2)	62	Director
Tommy Eng	49	Director
Sam Runco (3)	58	Director
Michael F. Conway	43	Senior Vice President of Strategy and Business Development
Thomas M. Hamilton	57	Executive Vice President and General Manager of the Semiconductor Group
Peter T. Mor	57	Senior Vice President of Engineering and Operations
Norman Schlomka	42	Senior Vice President of European Operations
Gary L. Williams	40	Secretary, Executive Vice President of Finance and Chief Financial Officer

(1)             Each member of our Board of Directors generally serves for a three-year term and until their successors are elected and qualified.

(2)             Member of the Audit Committee.

(3)             Member of the Compensation Committee.

Directors

N. William Jasper, Jr. has served as Chairman of our Board of Directors since December 20, 2002. Mr. Jasper became a member of our Board of Directors on March 6, 2001, in connection with our acquisition of Videonics. Mr. Jasper had previously served as a member of the Videonics Board of Directors since August 1993. Mr. Jasper is the President and Chief Executive Officer of Dolby Laboratories, Inc., (NYSE: DLB) a signal processing technology company located in San Francisco, California. He has been President since 1983 and serves on Dolby Laboratories’ Board of Directors. Mr. Jasper holds a B.S. in Industrial Engineering from Stanford University and an M.B.A. from the University of California, Berkeley. Mr. Jasper’s term as a director expires in 2007. See also “Certain Relationships and Related Transactions.”

Brett A. Moyer joined us in May 1997. On September 30, 2002 he assumed the role of President and Chief Executive Officer and became a member of our Board of Directors. From May 1997 to September 29, 2002, Mr. Moyer served as our Executive Vice President and Chief Operating Officer. From February 1986 to April 1997, Mr. Moyer worked at Zenith Electronics Corporation, Glenview, Illinois, where he had most recently been the Vice President and General Manager of Zenith’s Commercial Products Division.  Mr. Moyer is also a member of the Board of Directors of NeoMagic Corporation, (NasdaqGM: NMGC) a developer of semiconductor chips and software that enable multimedia applications for handheld devices and HotChalk, a developer of software for the educational market. Mr. Moyer has a Bachelor of Arts in Economics from Beloit College in Wisconsin and a Masters of International Management with a concentration in finance and accounting from The American Graduate School of International Management (Thunderbird). Mr. Moyer’s term as a director expires in 2008.

Carl E. Berg, a co-founder of Videonics, served on Videonics’ Board of Directors from June 1987 through its acquisition by Focus in January 2001.  In connection with the Videonics acquisition, Mr. Berg became one of our directors. Since 1997 Mr. Berg has been Chief Executive Officer and a director for Mission West Properties, (AMEX: MSW) a real estate investment company located in Cupertino, California. Mr. Berg is also a member of the Board of Directors of Valence Technology, Inc., (NasdaqCM: VLNC) a developer of advanced rechargeable battery technology and MoSys Inc., (NasdaqGM: MOSY) a developer of memory technology for semiconductors. Mr. Berg holds a B.A. degree from the University of New Mexico. Mr. Berg’s term as a director expires in 2007.  See also “Certain Relationships and Related Transactions.”

William B. Coldrick has served as our Director since January 1993 and was our Executive Vice President from July 1994 to May 1995. Mr. Coldrick is currently a principal of Enterprise Development Partners, a consulting firm serving emerging growth companies that he founded in April 1998. From July 1996 to April 1998, Mr. Coldrick was Group Vice President and General Manager of Worldwide Field Operations for the Computer Systems Division of Unisys Corp. From 1982 to 1992, Mr. Coldrick served with Apple Computer Inc. in several senior executive positions including Senior Vice President of Apple USA from 1990 to 1992. Prior to joining Apple Computer Inc., Mr. Coldrick held several sales and marketing management positions with Honeywell Inc. from 1968 to 1982. Mr. Coldrick holds a Bachelor of Science degree in Marketing from Iona College in New Rochelle, New York. Mr. Coldrick’s term as a director expires in 2009.

Michael L. D’Addio joined us on January 16, 2001, in connection with our acquisition of Videonics, Inc., and served as our President, Chief Executive Officer and Director until September 30, 2002 when he voluntarily resigned as President and Chief Executive Officer. Mr. D’Addio is currently the President of Arrha Incorporated, which is principally involved in management consulting to entrepreneurial technology companies. Mr. D’Addio served as President and Chief Executive Officer of Coaxsys, Inc., a network technology company located in Los Gatos, California from January 2003 to May 2006. Mr. D’Addio was a co-founder of Videonics, and had served as Chief Executive Officer and Chairman of the Board of Directors since Videonics’ inception in July 1986. In addition, Mr. D’Addio served as Videonics’ President from July 1986 until November 1997. From May 1979 through November 1985 he served as President, Chief Executive Officer and Chairman of the Board of Directors of Corvus Systems, a manufacturer of small computers and networking systems. Mr. D’Addio holds an A.B. degree in Mathematics from Northeastern University. Mr. D’Addio’s term as a director expires in 2009. See also “Certain Relationships and Related Transactions.”

Tommy Eng has served as our Director since January 2004. Mr. Eng is a founding partner in Exa Ventures, a venture capital investment firm specializing in IT, semiconductor, communication, multimedia technology/services/content, software, and incubation of early stage technology companies where he as been a partner since October 2004. Prior to Exa Ventures, Mr. Eng was the founder of Tera Systems, a privately-held Electronic Design Automation (EDA) company. At Tera Systems Mr. Eng held various management positions, including President, CEO and Vice Chairman from 1996 to 2004. Mr. Eng has more than 20 years of management and entrepreneurial startup experience in software/hardware design, system/IC design, IP business, design services business, and EDA. Prior to Tera Systems, Mr. Eng held various executive and engineering positions at Mentor Graphics, Silicon Compiler Systems, and Bell Labs. Mr. Eng holds an M.S. in Electrical Engineering from the University of California, Berkeley. Mr. Eng also serves on the Board of Directors of MoSys Inc., (NasdaqGM: MOSY) a developer of memory technology for semiconductors. Mr. Eng’s term as a director expires in 2008.

Sam Runco has served as our Director since August 2004. Mr. Runco is the founder and Chief Executive Officer of Runco International, incorporated in 1987, a world leader in high-end home theater, video display technology, located in Union City, California. Mr. Runco has more than 30 years of experience in the home theater industry, is a respected leader in the consumer video projection industry, and is credited by numerous publications with coining the term “Home Theater.” Mr. Runco plays a leadership role in the industry as a member of numerous organizations and associations and is the recipient of CEDIA’s (Consumer Electronic Design and Installation Association) peer-selected Lifetime Achievement Award as well as Dealerscope’s Magazine Hall of Fame. Mr. Runco is also in his fourth term on the Board of Directors of the Consumer Electronics Association (CEA) and is on the Board of the CEA Video Division. Mr. Runco’s term expires in 2008.

Non-Director Executive Officers

Michael F. Conway joined us on January 2001 in connection with the acquisition of Videonics, Inc. In March 2005 he assumed the role of Senior Vice President of Strategy and Business Development, where his responsibilities include strategic product planning and technological liaison. Mr. Conway had served as Vice President of Marketing for Videonics since February 2000, and prior to that was the Director of Technical Marketing where he focused on Internet marketing. Mr. Conway joined Videonics in May 1996 with the acquisition of the start-up KUB Systems Inc., where he served in various management and engineering positions. From 1988 to 1993, Mr. Conway was a Product Engineer for Abekas Video Systems and from 1985 to 1987 was an Operations Engineer with WLEX-TV, an NBC affiliate in Lexington, Kentucky. Mr. Conway serves on the National Academy of Television Arts and Sciences (NATAS) Engineering Emmy Awards Committee. Mr. Conway holds a B.S. in Electrical Engineering from the University of Kentucky and a Technology Management Certificate from California Institute of Technology.

Thomas M. Hamilton joined us in September 1996 and in July 2001 assumed the role of Executive Vice President and General Manager of the Focus Semiconductor Group. From September 1996 to July 2001, Mr. Hamilton served as Vice President of Engineering and our Chief Technical Officer. From 1992 to 1995, Mr. Hamilton was President, Chief Executive Officer and in 1995-1996 Vice President of Software Development and in 1996 served once more as CEO of TView, Inc., a company of which he was a co-founder and which was acquired by us. From 1985 to 1990, Mr. Hamilton was Vice President of Engineering of TSSI. From 1973 to 1985, Mr. Hamilton held a variety of engineering and marketing management positions at Tektronix, Inc. Mr. Hamilton has a B.S. in Mathematics from Oregon State University.

Peter T. Mor joined us in February 2005 as our Senior Vice President of Engineering and Operations. Prior to joining Focus, Mr. Mor served as Vice President of Engineering for Sony Corporation’s VAIO notebook and desktop personal computers and peripherals from August 2000 to January 2005. At Sony Corporation, Mr. Mor was responsible for six departments, and over 100 hardware, software, and network engineers or consultants. Prior to Sony Corporation, Mr. Mor served as Vice President of Engineering and Operations for AMAX Engineering, and has served in managerial roles at Qume Corporation, Xerox Corporation, and Fujitsu Ltd. Mr. Mor holds a B.S. in Electrical Engineering from Cheng Kung University, Taiwan, and an M.S. in Computer Science from the University of Oregon.

Norman Schlomka has served as Managing Director of COMO Computer and Motion GmbH (“COMO”), our wholly owned European subsidiary, which develops and manufactures video editing and archiving solutions. He has served as our Senior Vice President of European Operations since February 2006. Mr. Schlomka joined us in February 2004 as Managing Director of COMO and Vice President of European Operations in connection with our acquisition of COMO. Mr. Schlomka was a founder of COMO, and had served as Managing Director of COMO since its inception in 1990. Mr. Schlomka holds an Electrical Engineering degree from the University of Braunschweig, Germany.

Gary L. Williams has served as our Secretary, Executive Vice President of Finance and CFO since February 2005. Mr. Williams joined us as Secretary, Vice President of Finance and CFO in January 2001, in connection with the acquisition of Videonics, Inc. Mr. Williams had served Videonics as Vice President of Finance, CFO and Secretary since February 1999. From February 1995 to January 1999, Mr. Williams served as Videonics’ Controller. From July 1994 to January 1995, he served as Controller for Western Micro Technology, a publicly traded company in the electronics distribution business. From January 1990 to June 1994, Mr. Williams worked in public accounting for Coopers & Lybrand LLP. Mr. Williams is a Certified Public Accountant and has a Bachelors Degree in Business Administration, with an emphasis in Accounting, from San Diego State University.

Committees of the Board of Directors

Our Board of Directors has two committees: an Audit Committee and a Compensation Committee. Each committee has the authority to engage legal counsel or other experts to carry out its responsibilities.  Below is a description of each committee of our Board of Directors.

Audit Committee

The Audit Committee of the board is composed of three members and operates under a written charter adopted by the Board of Directors. The Audit Committee currently consists of Messrs. Berg, D’Addio, and Jasper. The Board of Directors has determined that all three members are “independent,” as defined by the Nasdaq current listing standards. The Board has determined that Mr. Jasper qualifies as an audit committee financial expert as defined in Item 401(h)(1) of Regulation S-K and therefore meets the Nasdaq listing requirements for having related financial expertise.

Compensation Committee

The Compensation Committee’s responsibilities are to make determinations with respect to salaries and bonuses payable to executive officers and to administer stock incentive plans. The Compensation Committee is currently comprised of Messrs. Berg, Coldrick and Runco.

Code of Business Conduct and Ethics

We have adopted a Code of Conduct, which is applicable to all of our directors and employees, including the principal executive officer, the principal financial officer and the principal accounting officer. The Code of Conduct is posted on our website at www.focusinfo.com. We intend to file amendments to or waivers from our Code of Conduct (to the extent applicable to our chief executive officer, principal financial officer or principal accounting officer) on a Form 8-K with the SEC.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

We have adopted a practice of offering competitive compensation intended to attract, retain and motivate a qualified executive management team at market rates. With respect to our chief executive officer, chief financial officer, and the other three most highly-compensated executive officers (collectively referred to as the “Named Executives”), this Compensation  Discussion and Analysis describes our compensation philosophy and objectives, methodologies to establish their compensation, and the practices to administer such programs.

A.            Compensation Philosophy and Objectives

The compensation committee consisted entirely of non-employee directors in 2006. Apart from offering market competitive compensation programs, we place strong emphasis on pay for performance, where our primary goal is motivating executive management to reach business and strategic objectives driving stockholder value. Our executive compensation programs have been designed to achieve the following objectives:

•                  To attract and retain talented and experienced executives by offering market competitive compensation programs;

•                  To support a pay-for-performance policy that provides bonuses among the Named Executives on both an individual basis and that of our overall performance;

•                  To make consistent our executives’ interests with the long-term interests of the stockholders through stock and option awards where the value over time depends upon the market value of our  common stock; and

•                  To encourage key executives to achieve strategic business initiatives and to reward them for such achievements.

The compensation committee believes that these objectives are best achieved by compensation packages including both cash and stock-based compensation, with an emphasis on pay for performance.

B.            Methodologies for Establishing Compensation

To determine the appropriate compensation levels for our chief executive officer, the compensation committee meets outside the presence of all our executive officers. With respect to the compensation levels of all other Named Executives, the compensation committee meets outside the presence of all executive officers except our chief executive officer. Mr. Moyer, our chief executive officer, annually reviews each other Named Executive’s performance with the compensation committee.

With the input of our human resources department and salary survey data, the chief executive officer makes recommendations to the compensation committee regarding base salary levels, target incentive awards, performance goals, special bonuses, and equity incentive awards for the other Named Executives. In combination with the annual performance review of each Named Executive in February of each year, the compensation committee then carefully considers the recommendations of the chief executive officer when making decisions on setting base salary, bonus payments under the prior year’s annual incentive plan, target amounts and performance criteria for the current year’s annual incentive plan, and special bonuses for prior year accomplishments. In February, the compensation committee makes the same determinations with respect to the chief executive officer as well. The compensation committee similarly determines equity incentive awards for each Named Executive in February of each year. Throughout the year as required, the compensation committee discusses and reviews the analyses and supporting materials provided by our chief executive officer and human resources department regarding the Named Executives’ compensation. In making compensation determinations other than for the chief executive officer, the compensation committee acts on the recommendations of the chief executive officer with modifications it deems appropriate. The compensation committee determines each element of compensation for the chief executive officer.

We seek to attract and retain executives by offering total compensation competitive with the geographical and business markets in which we compete for executive talent. To determine these competitive pay levels for the Named Executives, the human resources department, with the assistance of compensation surveys, compiles analysis of the market practices based on published survey data and on the compensation practices of publicly-traded companies comparable to Focus Enhancements, Inc. (the “Compensation Peer Group”). The Compensation Peer Group is comprised of electronic equipment and semiconductor companies, businesses which may or may not compete directly with our various product offerings, but in any case compete with us in the market for executive talent.  The companies included in the Compensation Peer Group are similar to us in revenue and/or market capitalization. Each element of the compensation mix is compared against the market data as well as the total direct compensation value provided. The compensation committee periodically reviews the Compensation Peer Group data.

The compensation committee generally targets total direct compensation (i.e., base salary, annual cash incentives and value of long-term equity incentives) for the Named Executives at or approaching the 50th percentile of the market data. The allocation between cash and non-cash compensation is based on the compensation committee’s determination of the appropriate mix among base pay, annual cash incentives and long-term equity incentives to encourage retention and performance. For the fiscal year ended December 31, 2006, the elements of the compensation mix include:

•                  Base salary,

•                  Annual cash bonuses,

•                  Equity-based compensation, and

•                  Broad-based benefits programs.

Base Salary

We establish the base salary of each Named Executive based on consideration of the 50th percentile pay level of the Compensation Peer Group, published survey data and on other internal factors, such as the individual’s performance and experience, company performance and how the salary relates to all employees’ salaries. Market analysis and compensation surveys are reviewed by our chief executive officer and compensation committee. The compensation committee considers the recommendations of our chief executive officer and human resources department and the data provided by the compensation surveys in determining the appropriate base salary levels for the Named Executives. The compensation committee increased base salary levels for our Named Executives, except for our executive vice-president and general manager of our semiconductor group by 5% in 2006. Base salary increases also take into account any terms and conditions provided by any employment agreement with the Named Executive. Although the compensation committee believes that competitive base salaries are necessary to attract and retain a highly qualified executive team, it feels that a significant portion of executive compensation should be based on actual performance.

Annual Cash Bonuses

For our Named Executives, annual cash incentive payments under our Management Bonus Plan, are based upon (1) the Company’s attaining specified revenue and operating income targets and (2) achievement of individual management objectives. In setting the target bonus amounts for each of the Named Executives, we consider bonus levels at the 50th percentile of the Compensation Peer Group and published survey data. Bonuses paid to the Named Executives, however, are subject to the discretion of the compensation committee based on its assessment of the participant’s contribution to the organization and general and industry-specific conditions existing during the applicable period. For 2006, the compensation committee approved bonus payments to our CEO, CFO, and Executive Vice-President and general manager of or semiconductor group as set forth in our Summary Compensation Table. All other bonus payments to our Named Executives were approved by our CEO pursuant to a delegation of authority under guidelines established by the compensation committee.

In addition to the cash bonuses payable under the Management Bonus Plan, special bonuses for extraordinary performance and achievement may be awarded to the Named Executives from time to time. These extraordinary bonus payments are based on the recommendation of the chief executive officer and subject to approval of the compensation committee. No discretionary bonuses were awarded to the Named Executives in fiscal year 2006.

Equity-Based Compensation

In 2006, grants of restricted stock were made to the Named Executives pursuant to the 2004 Amended Stock Incentive Plan to aid in their long-term retention and to align their interests with those of our stockholders. Historically, the compensation committee had emphasized equity-based compensation in the form of stock option grants. However, as a result of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), the compensation committee decided to alter its equity-compensation practices by awarding primarily restricted stock rather than stock options. The compensation committee determined that this mix would be less dilutive to our current stockholders than its traditional option award practices and would reduce the amount of compensation expense that would be recognized in our statements of operations, which in turn would result in higher reported net income or lower net loss.

The equity-based compensation awarded to the Named Executives is set by the compensation committee based on the practices of the Compensation Peer Group, published survey data and the recommendation of the chief executive officer. In addition, the compensation committee also considered the specific individual’s replacement value, individual performance and achievements.

The restricted stock grants vest over four years (25% annually on each anniversary of the grant date), subject to the Named Executive’s continued employment with the Company. All stock grants to the Named Executives in 2006 expire ten years from the grant date, unless the participant’s employment with the Company terminates before the end of such ten-year period. No options were granted to Named Executives in 2006.

Executive Employment Agreements

Each of the Named Executives has entered into an employment agreement with the Company. The employment agreements have different terms for each Named Executive. The terms provide cash severance of between six and twelve month’s base pay and benefits, including health and disability insurance, upon involuntary termination of employment “without cause” or in the event of voluntary termination for “good reason.” In addition, unvested stock options and restricted stock grants become immediately exercisable or no longer subject to vesting restrictions. The terms “cause” and “good reason” are defined in the employment agreements.

Broad-Based Benefits Programs

These benefits include health, dental, disability and life insurance, paid vacation or personal time and Company contributions to a 401(k) savings and investment plan. Benefits are provided to all employees in accordance with practices within the marketplace and are a necessary element of compensation in attracting and retaining employees.

C.            Administrative Policies and Practices

In administering the compensation programs for the Named Executives, the compensation committee meets when necessary in conjunction with regularly scheduled Board of Director meetings. The compensation committee also meets telephonically to discuss extraordinary items (such as the hiring or dismissal of a Named Executive). The compensation committee members regularly confer with our chief executive officer on matters regarding the compensation of the Named Executives and other executive officers. In 2006, the compensation committee met in February, and conducted the rest of its business by written consents. For 2007, the compensation committee met in February at the regularly scheduled Board meeting; it is scheduled to meet at every currently scheduled Board meeting.

Timing of Grants of Options and Restricted Stock

In 2006, we granted restricted stock to our Named Executives, Directors and certain employees and stock options to our other employees at the February compensation committee meeting. It has been our practice to use the date the compensation committee approves the grants for purposes of establishing the exercise price of the stock options and for purposes of determining the “fair market value” of the restricted awarded to the Named Executives. Accordingly, these grants were effective on February 8, 2006, the compensation committee meeting date.

Grants of restricted stock and options are also made to executive officers at such time, if any, as they may become new-hire employees of the Company.

Annual refresher grants. If the compensation committee determines to authorize regularly scheduled “refresher” grants of restricted stock or stock options, such grants will be made in February of each year.

Continuing Grants. In addition to the regularly scheduled “refresher” grants of stock options or restricted stock, the Company may grant stock options or restricted stock to existing employees who are not executive officers for retention, promotion or special bonus reasons or to new employees as part of their recruitment. Beginning in July 2006, this was done on the 20th day of each month or as near thereto as was practicable, under a delegation of authority from the compensation committee to the Company’s chief executive officer.

Exercise or Purchase Price of Stock Options/Restricted Stock. In all instances, the exercise price for stock options and the value of restricted stock will be set as the closing price of the Company’s common stock on the grant date, or the closing price on the last day of trading prior to that date if the grant date falls on a weekend or holiday.

Stock Ownership Guidelines

Stock ownership guidelines have not been implemented by the compensation committee for our Named Executives. We will continue to periodically review best practices and re-evaluate our position with respect to stock ownership guidelines.

Tax Deductibility and Executive Compensation

Section 162(m) of the Internal Revenue Code generally limits the corporate deduction for compensation paid to the chief executive officer and other Named Executives to $1 million per individual, unless certain requirements are met which establish that compensation as performance-based. The compensation committee has considered the impact of this tax code provision and attempts, to the extent practical, to implement compensation policies and practices that maximize the potential income tax deductions available to the Company by qualifying such policies and practices as performance-based compensation exempt from the deduction limits of Section 162(m).

The compensation committee will continue to review and modify our compensation practices and programs as necessary to ensure our ability to attract and retain key executives while taking into account the deductibility of compensation payments. Awards of stock options under all of the Company’s Stock Plans (the 1998 Non-Qualified Stock Option Plan, 2000 Amended and Restated Incentive Plan, 2002 Amended Non-Qualified Stock Option Plan, and 2004 Amended Stock Incentive Plan) and awards of restricted stock under the 2000 and 2004 Plans are designed generally to satisfy the deductibility requirements of Section 162(m). However, the compensation committee has deemed it desirable to retain the flexibility in rewarding senior management for extraordinary contributions that cannot properly be recognized under a predetermined quantitative plan, and, therefore, bonuses to our Named Executives under the Management Bonus Plan generally will be counted against the $1 million limitation on deductible compensation, and any compensation in excess of such limitation will not be deductible by us. Neither the chief executive officer nor any other Named Executive received compensation in excess of such limitation in 2006.

COMPENSATION COMMITTEE REPORT

The compensation committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Members of the Compensation Committee

Carl Berg

William B. Coldrick

Sam Runco

Summary Compensation Table

The following table sets forth information for the year ended December 31, 2006 regarding the compensation of the Chief Executive Officer and the Chief Financial Officer of Focus and the employees, who were, at December 31, 2006, the other three most highly compensated executive officers of Focus.

Name and Principal Position	Year	Salary	Bonus (1)	Restricted Stock Awards (2) (3)	Stock Option Awards (2) (3)	Non-Equity Incentive Plan Compensation (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (4)	Total ($)
Brett A. Moyer	2006	$324,711	$—	$22,018	$14,464	$157,634	—	$9,800	$528,627
President & Chief
Executive Officer

Gary L. Williams	2006	$214,186	$—	$15,413	$11,129	$60,270	—	$6,363	$307,361
Secretary, Executive Vice
President of Finance and
Chief Financial Officer

Michael F. Conway	2006	$170,670	$—	$4,076	$15,626	$28,557	—	$4,871	$223,800
Senior Vice President of
Strategy and Business
Development

Thomas M. Hamilton	2006	$185,000	$—	$5,707	$28,854	$160,843	—	$6,884	$387,288
Executive Vice President
and General Manager,
Semiconductor Group

Peter T. Mor	2006	$208,962	$—	$—	$34,390	$24,586	—	$5,696	$273,634
Senior Vice President of
Engineering and Operations

(1)               Amounts earned under our Management Bonus Plan, which in previous years were reported in the “Bonus” column, are now reported in the “Non-Equity Incentive Plan Compensation” column.

(2)               The dollar value of restricted stock awards and stock option awards set forth in these columns is equal to the compensation cost recognized during 2006 for financial statement purposes in accordance with Statement of Financial Accounting Standards No. 123R (“SFAS 123R”). For purposes of this table, the value excludes the impact of estimated forfeitures. This valuation method values restricted stock and stock options granted during 2006 and previous years. For a discussion of other valuation assumptions used in calculating the compensation cost see note 10 of the Notes to Consolidated Financial Statements.

(3)               Information regarding the shares of restricted stock granted to our Named Executives during 2006 is set forth in the Grants of Plan-Based Awards Table.  There were no stock option awards granted to our Named executives in 2006.

(4)               Represents discretionary amounts contributed to the Named Executive’s account under our 401(k) plan.

Grants of Plan-Based Award

The table below sets forth information regarding annual cash incentive compensation, stock option grants and restricted stock grants to the Named Executives in fiscal year 2006.

		Estimated Future Payouts Under Non-Equity			Estimated Future Payouts Under Equity			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Shares	Price of Option	Grant Date Fair Value of Stock and
		Incentive Plan Awards (1)			Incentive Plan Awards			Restricted	underlying	Exercise	Option
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock (3)	Options (4)	Awards	Awards (5)
Brett A. Moyer	n/a	—	$163,013	(2)	—	—	—	—	—	—	—
	February 8, 2006	—	—	—	—	—	—	53,729	—	—	$36,536

Gary L. Williams	n/a	—	$75,338	$92,288	—	—	—	—	—	—	—
	February 8, 2006	—	—	—	—	—	—	37,611	—	—	$25,575

Michael F. Conway	n/a	—	$51,455	$62,647	—	—	—	—	—	—	—
	February 8, 2006	—	—	—	—	—	—	26,865	—	—	$18,268

Thomas M. Hamilton	n/a	—	$74,000	(2)	—	—	—	—	—	—	—
	February 8, 2006	—	—	—	—	—	—	37,611	—	—	$25,575

Peter T. Mor	n/a	—	$52,500	$58,800	—	—	—	—	—	—	—

(1)          The amounts set forth in these columns reflect the annual cash incentive compensation amounts that potentially could have been earned during 2006 based upon the achievement of performance goals under our Management Bonus Plan. The amounts paid are included in the “Non-Equity Incentive Plan Compensation” column of the 2006 Summary Compensation Table.

(2)          A portion of Messrs. Moyer and Hamilton cash incentive compensation was based on our semiconductor group’s gross margin achievement compared to plan and was not capped.

(3)          The number of shares of restricted stock granted in February 2006 under our 2004 Amended Stock Incentive Plan. These shares vest annually at the rate of 25% per year.

(4)          There were no stock option awards granted to our Named Executives in 2006.

(5)          The dollar values of restricted stock set forth in this column is equal to the aggregate grant date fair value computed in accordance with SFAS 123R. For purposes of this table, the value excludes the impact of estimated forfeitures. For a discussion of other valuation assumptions used in calculating the compensation cost see note 10 of the Notes to Consolidated Financial Statements.

Employment Agreements

Brett Moyer is party to an employment contract with us effective September 30, 2002.  Pursuant to this employment contract, Mr. Moyer serves as our Chief Executive Officer and President at a current annual salary of $335,000. This employment contract provides for payment of 12 months of salary and accelerated vesting of all options held by Mr. Moyer so as to be immediately exercisable if Mr. Moyer is terminated “without cause,” as defined in the employment contract. Additionally, in the event Mr. Moyer’s contract is not renewed, Mr. Moyer shall receive 12 months of his then current salary. The employment contract provides for incentive bonuses as determined by our Board of Directors, and employee benefits, including health and disability insurance, in accordance with our policies.  Additionally, vesting of certain of Mr. Moyer’s options would accelerate so as to be immediately exercisable and restricted stock grants would become immediately exercisable or no longer subject to vesting restrictions in the event of a “change in control,” as defined in the respective option plan/grant.  Mr. Moyer’s employment contract with us automatically renews for successive one-year terms, unless terminated by either party 30 days prior to the end of the then current term.

Michael Conway is party to an employment contract with us effective February 24, 2005.  Pursuant to this employment contract, Mr. Conway serves as our Senior Vice President of Strategy and Business Development at a current annual salary of $183,518. Mr. Conway’s contract automatically renews for one-year terms unless terminated by either party 30 days prior to the end of the then current term.  This employment contract provides for payment of six months of salary, payment of prorated bonus amounts and accelerated vesting of all options held by Mr. Conway so as to be immediately exercisable if Mr. Conway is terminated either “without cause” or in the event of a “change in control,” as defined in the employment contract during the term of the contract.  Mr. Conway’s employment contract with us provides for bonuses, as determined by our Board of Directors, and employee benefits, including health and disability insurance, in accordance with Focus’ policies.

Thomas Hamilton is party to an employment contract with us effective October 17, 1996, as amended to date, which renews automatically for one-year terms, unless terminated by either party 30 days prior to the end of the then current term.  Pursuant to this employment contract, Mr. Hamilton serves as the General Manager and Executive Vice President of our Semiconductor Group, at a current salary of $185,000.  This employment contract provides for payment of 12 months of salary and accelerated vesting of all options held by Mr. Hamilton so as to be immediately exercisable if Mr. Hamilton is terminated “without cause” as defined in the employment contract during the term of the contract.  Additionally, vesting of certain of Mr. Hamilton’s options would accelerate so as to be immediately exercisable and restricted stock grants would become immediately exercisable or no longer subject to vesting restrictions in the event of a “change in control,” as defined in the respective option plan/grant.  Mr. Hamilton’s employment contract with us provides for bonuses, as determined by our Board of Directors, and employee benefits, including health and disability insurance, in accordance with Focus’ policies.

Peter Mor is party to an employment contract with us effective February 24, 2005.  Pursuant to this employment contract, Mr. Mor serves as our Senior Vice President of Engineering and Operations at a current annual salary of $216,000.  Mr. Mor’s contract automatically renews for one-year terms unless terminated by either party 30 days prior to the end of the then current term. This employment contract provides for payment of six months of salary, payment of prorated bonus amounts and accelerated vesting of all options held by Mr. Mor so as to be immediately exercisable if Mr. Mor is terminated either “without cause” or in the event of a “change in control,” as defined in the employment contract during the term of the contract.  Mr. Mor’s employment contract with us provides for bonuses, as determined by our Board of Directors, and employee benefits, including health and disability insurance, in accordance with Focus’ policies.

Gary Williams is party to an employment contract with us effective May 28, 2004.  Pursuant to this employment contract, Mr. Williams serves as our Executive Vice President of Finance and Chief Financial Officer at a current annual salary of $222,000.  Mr. Williams’ contract automatically renews for a one-year term unless terminated by either party 90 days prior to the end of the then current term. This employment contract provides for payment of twelve months of salary, payment of prorated bonus amounts and accelerated vesting of all options held by Mr. Williams so as to be immediately exercisable if Mr. Williams is terminated either “without cause” or in the event of a “change in control,” as defined in the employment contract during the term of the contract.  Mr. Williams’ employment contract with us provides for bonuses, as determined by our Board of Directors, and employee benefits, including health and disability insurance, in accordance with Focus’ policies.

Grants of Restricted Stock during 2006

In 2006, the Compensation Committee approved grants of restricted stock pursuant to the terms of the 2004 Amended Stock Incentive Plan.  The 2004 Plan is administered by the Compensation Committee of Focus.  The maximum number of shares authorized for grant under the 2004 Plan is 4,952,000. If any options or restricted shares granted under the Plan are surrendered before exercise or lapse without exercise or are otherwise forfeited, in whole or in part, the shares reserved shall continue to be available under the 2004 Plan.

In addition to options, the 2004 Plan provides that we can also grant shares of restricted stock to participants. Such grants are subject to the continued employment of the participant and may also be subject to performance criteria at our discretion. Performance criteria for restricted stock awards under the 2004 Plan may include one or more of the following operating performance measures:

•                  Earnings,

•                  Revenue,

•                  Operating or net cash flows,

•                  Financial return ratios,

•                  Total stockholder return; or

•                  Market share

Generally, if the participant’s employment terminates prior to the completion of the specified employment or the attainment of the specified performance goals, the awards will lapse. We may provide for a pro-rated attainment of the performance criteria or a pro-rated attainment of time-based restrictions.  Generally, restricted stock will not vest during a period less than one year following the date of an award unless the Compensation Committee determines otherwise.  During the restriction period, the participant is entitled to vote the shares and to receive dividends, if any are declared.

Furthermore, we can grant restricted shares to our directors in lieu of board fees. Currently, Board members do not receive cash compensation for board service.

The vesting of restricted stock awarded to our Named Executives in 2006 accelerates in the event of a change in control.

Outstanding Equity Awards at December 31, 2006

The following table sets forth information regarding the number of shares of unexercised stock options and the number of shares and value of unvested restricted stock outstanding on December 31, 2006 for our executive officers named in the Summary Compensation Table.

	Option Awards					Stock Awards
Name	Number of Shares Underlying Unexercised Options: Exercisable	Number of Shares Underlying Unexercised Options: Unexercisable (1)	Equity Incentive Plan Awards: Number of Shares Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares that have not Vested (2)	Market Value of Shares that have not Vested (3)	Equity Incentive Plan Awards: Number of Unearned Shares that have not Vested	Equity Incentive Plan Awards: Market Value of Unearned Shares that have not Vested
Brett A. Moyer	350,000	—		$1.15	Aug 6, 2007
	150,000	—		$0.75	Mar 31, 2013
	52,239	—		$1.57	Jul 22, 2013
	37,763	7,553		$1.38	Jun 1, 2014
	40,000	—		$1.01	Nov 30, 2014
						91,229	$142,317

Gary L. Williams	25,000	—		$1.15	Aug 6, 2007
	5,220	—		$2.87	Jan 30, 2008
	14,358	—		$1.72	Jun 24, 2008
	43,500	—		$0.90	Feb 17, 2009
	8,700	—		$1.01	Jan 5, 2010
	100,000	—		$0.57	Jan 2, 2011
	36,567	—		$1.57	Jul 22, 2013
	41,667	8,333		$1.38	Jun 1, 2014
						63,861	$99,623

Michael F. Conway	10,000	—		$1.15	Aug 6, 2007
	6,528	—		$5.75	Aug 19, 2007
	2,610	—		$2.87	Jan 30, 2008
	5,436	—		$1.19	Feb 4, 2010
	3,625	—		$0.57	Jan 2, 2011
	20,315	—		$1.57	Jul 22, 2013
	20,833	4,167		$1.38	Jun 1, 2014
	30,556	19,444		$1.05	Feb 16, 2015
						26,865	$41,909

Thomas M. Hamilton	95,000	—		$1.15	Aug 6, 2007
	36,567	—		$1.57	Jul 22, 2013
	14,768	2,954		$1.38	Jun 1, 2014
	50,000	—		$1.20	Sep 10, 2014
	100,000	—		$1.01	Nov 30, 2014
	—	120,000		$1.01	Nov 30, 2014
						37,611	$58,673

Peter T. Mor	106,945	68,055		$1.05	Feb 16, 2015	—	—

(1)             All unexercisable options were granted on June 1, 2004 and become exercisable in 36 equal monthly installments beginning on the first month following the grant date, except for Mr. Hamilton’s option grant of 120,000, expiring on November 30, 2014 and Mr. Mor’s grant for 175,000 expiring on February 16, 2015. Mr. Hamilton’s option for 120,000 shares was made on November 30, 2004 and becomes exercisable in three equal annual installments beginning in the third year following the grant date, unless accelerated in connection with certain performance metrics. Mr. Mor’s option for 175,000 shares was made on February 16, 2005 and becomes exercisable in 36 equal monthly installments beginning on the first month following the grant date.

(2)             Grants of restricted stock vest in four equal installments each year beginning on the first anniversary of the grant date.

(3)             The amounts set forth in this column equal the number of shares of restricted stock indicated multiplied by the closing price of our common stock ($1.56) on December 29, 2006.

Option Exercises and Stock Vested

 The following table sets forth information regarding the number and value of stock options exercised and stock vested during 2006 for our Named Executives.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise (1)	Number of Shares Acquired on Vesting	Value Realized on Vesting (2)
Brett A. Moyer	170,000	$11,475	12,500	$8,250

Gary L. Williams	27,250	$29,697	8,750	$5,775

Michael F. Conway	—	$—	—	$—

Thomas M. Hamilton	125,000	$8,438	—	$—

Peter T. Mor	—	$—	—	$—

(1)             The value realized on the exercise of stock options is based on the difference between the exercise price and the market price of our common stock on the date of exercise.

(2)             The value realized on the vesting of restricted stock awards is equal to the number of shares vesting multiplied by the market price of our common stock on the date of vesting.

Director Compensation

The following table sets forth compensation information for the year ended December 31, 2006 for each non-employee member of Focus’ Board of Directors.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2) (3)	Option Awards (3)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Carl E. Berg	—	$12,871	$6,954	—	—	—	$19,825

William B. Coldrick	—	$12,871	$6,954	—	—	—	$19,825

Michael L. D’Addio	—	$8,581	$5,389	—	—	—	$13,970

Tommy Eng	—	$8,581	$15,978	—	—	—	$24,559

N. William Jasper, Jr.	—	$12,871	$6,954	—	—	—	$19,825

Sam Runco	—	$8,581	$13,937	—	—	—	$22,518

(1)             Our non-employee directors do not receive cash fees for their services, however they are reimbursed for out of pocket expenses incurred in attending board meetings. No director who is an employee receives separate compensation for services rendered as a director.

(2)             Non-employee directors are eligible to participate in our stock incentive plans. During the year ended December 31, 2006, we granted 30,000 shares of restricted stock to Messrs. Berg, Coldrick and Jasper, who each served as members of our Audit Committee, and 20,000 shares of restricted stock to Messrs. Eng, Runco and D’Addio. These grants of restricted stock vest in equal annual installments over a four-year period and were issued from the 2004 Amended Stock Incentive Plan.

(3)             The amounts set forth in these columns reflects the compensation cost recognized during 2006 for financial statement purposes in accordance with Statement of Financial Accounting Standards No. 123R (“SFAS 123R”). For purposes of this table, the value excludes the impact of estimated forfeitures. For a discussion of other valuation assumptions used in calculating the compensation cost see note 10 of the Notes to Consolidated Financial Statements.

Incentive Plans

We maintain various stock option plans for the benefit of our officers, directors and employees. A total of 2,933,071 options and restricted stock were available for issuance under the plans as of December 31, 2006. For additional discussion of the plans and awards there under see note 10 of the Notes to Consolidated Financial Statements.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee are Messrs. Coldrick, Berg and Runco. None of our members of our Compensation Committee presently serves or has previously served as an officer of us or our subsidiaries. For information concerning transactions with Mr. Berg, see “Certain Relationships and Related Transactions”.

Potential Payments Upon Termination or Change in Control

The following table sets forth the potential payments to each Named Executive, assuming involuntary termination “without cause” or voluntary termination for “good reason”, as defined in each Named Executive’s employment agreement, or termination without cause or for good reason following a Change in Control of the Company as of December 31, 2006.

	Salary and Bonus (1)	Benefits (2)	Stock and Option Awards (3)	Total
Brett A. Moyer	$483,659	$15,771	$143,677	$643,107
Gary L. Williams	$275,520	$5,761	$101,123	$382,404
Michael F. Conway	$114,316	$2,821	$52,576	$169,713
Thomas M. Hamilton	$345,843	$15,727	$125,205	$486,775
Peter T. Mor	$129,586	$7,360	$34,708	$171,654

(1)             Reflects 12 months of salary for Messrs. Moyer, Williams and Hamilton and six months of salary for Messrs. Conway and Mor. Includes incentive bonus compensation for each Named Executive earned through December 31, 2006.

(2)             Reflects continued coverage under Focus’ benefits plans for those same periods as applicable to the salary payments.

(3)             Reflects the value of stock options and restricted stock awards accelerated in the event of termination without cause. The value represents (i) for options, the difference between the closing price of Focus’ common stock on the last trading day of 2006 (December 29, 2006 - $1.56), and the option exercise price multiplied by the number of shares as to which vesting would have been accelerated and (ii) for restricted stock, the number of shares of restricted stock for which vesting was accelerated multiplied by the closing price of Focus’ common stock on December 29, 2006 ($1.56).

In the event of a change in control which is not accompanied by a termination of the Named Executive’s employment, the unvested stock and option awards for each Named Executive would accelerate in full and the Named Executive, other than Mr. Hamilton, would be entitled to the amounts set forth in the table above under the heading “Stock and Option Awards”. Because all of Mr. Hamilton’s unvested options do not accelerate upon a Change in Control, Mr. Hamilton would only be entitled to $59,205.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of April 16, 2007, regarding the shares of our common stock beneficially owned by those Focus stockholders known by management to own beneficially more than five percent (5%) of our common stock, each of our directors, nominees, and Named Executives, as well as all directors and Named Executives as a group.  Except as noted, we believe each person has sole voting and investment power with respect to the shares shown subject to applicable community property laws.

“Beneficial ownership” is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. For example, you beneficially own our common stock not only if you hold it directly, but also indirectly, if you, through a relationship, contract or understanding, have, or share, the power to vote the stock, to sell the stock or have the right to acquire the stock. The percentage of beneficial ownership presented in the table includes shares issuable upon the exercise of stock options and warrants exercisable within 60 days of April 16, 2007 and shares issuable on conversion of our outstanding preferred stock. Shares of common stock issuable upon exercise of stock options and warrants exercisable within 60 days of that date or upon conversion of our preferred stock are deemed outstanding for computing the ownership percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Mr. Carl Berg, a director, owns 100% of our outstanding preferred stock which is convertible into our common stock at a ratio of 1,000 shares of common stock for each share of preferred stock.

Name	Number of Shares Beneficially Owned	Percentage of Beneficial Ownership (1)
Brett A. Moyer (2)	823,582	1.0%
Carl E. Berg (3)	5,751,915	7.0%
William B. Coldrick (4)	267,369	*
Michael L. D’Addio (5)	559,932	*
Tommy Eng (6)	160,000	*
N. William Jasper, Jr. (7)	314,669	*
Sam Runco (8)	154,445	*
Michael F. Conway (9)	161,212	*
Thomas M. Hamilton (10)	504,817	*
Peter T. Mor (11)	153,750	*
Gary L. Williams (12)	389,910	*
Norman Schlomka (13)	107,769	*
033 Asset Management (14)	8,253,171	10.4%
Ingalls & Snyder LLC (15)	5,473,129	6.5%
Paul Roiff (16)	7,028,807	9.0%
All executive officers and directors as a group (12 persons) (17)	9,241,601	11.1%

*                    Less than 1% of the outstanding common stock.

(1)             Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares.

(2)             Includes 41,563 shares of common stock held directly by Mr. Moyer. Includes 666,722 shares issuable pursuant to outstanding stock options that are exercisable at April 16, 2007, or within 60 days thereafter and 115,297 shares of restricted stock, which are not yet vested but are authorized to vote.

(3)             Includes 2,395,693 shares of common stock held directly by Mr. Berg and 3,161 shares of preferred stock held directly by Mr. Berg, which are convertible into 3,161,000 shares of our common stock. Includes 79,574 shares issuable pursuant to outstanding stock options and 48,148 shares issuable pursuant to warrants that are exercisable at April 16, 2007, or within 60 days thereafter and 67,500 shares of restricted stock, which are not yet vested but are authorized to vote. Mr. Berg owns all of our outstanding preferred stock. Mr. Berg’s address is 10050 Bandley Dr., Cupertino, California 95014.

(4)             Includes 119,869 shares of common stock held directly or indirectly by Mr. Coldrick. Includes 80,000 shares issuable pursuant to outstanding stock options that are exercisable at April 16, 2007, or within 60 days thereafter and 67,500 shares of restricted stock, which are not yet vested but are authorized to vote.

(5)             Includes 434,932 shares of common stock held directly or indirectly by Mr. D’Addio. Includes 70,000 shares issuable pursuant to outstanding stock options that are exercisable at April 16, 2007, or within 60 days thereafter and 55,000 shares of restricted stock, which are not yet vested but are authorized to vote.

(6)             Includes 15,000 shares of common stock held directly or indirectly by Mr. Eng. Includes 100,000 shares issuable pursuant to outstanding stock options that are exercisable at April 16, 2007, or within 60 days thereafter and 45,000 shares of restricted stock, which are not yet vested but are authorized to vote.

(7)             Includes 151,500 shares of common stock held directly or indirectly by Mr. Jasper. Includes 95,669 shares issuable pursuant to outstanding stock options that are exercisable at April 16, 2007, or within 60 days thereafter and 67,500 shares of restricted stock, which are not yet vested but are authorized to vote.

(8)             Includes 15,000 shares of common stock held directly or indirectly by Mr. Runco. Includes 94,445 shares issuable pursuant to outstanding stock options that are exercisable at April 16, 2007, or within 60 days thereafter and 45,000 shares of restricted stock, which are not yet vested but are authorized to vote.

(9)             Includes 6,716 shares of common stock held directly or indirectly by Mr. Conway. Includes 111,847 shares issuable pursuant to outstanding stock options that are exercisable at April 16, 2007, or within 60 days thereafter and 42,649 shares of restricted stock, which are not yet vested but are authorized to vote.

(10)       Includes 134,403 shares of common stock held directly by Mr. Hamilton. Includes 307,206 shares issuable pursuant to outstanding stock options that are exercisable at April 16, 2007, or within 60 days thereafter and 63,208 shares of restricted stock, which are not yet vested but are authorized to vote.

(11)       Includes 131,250 shares issuable pursuant to outstanding stock options that are exercisable at April 16, 2007, or within 60 days thereafter and 22,500 shares of restricted stock, which are not yet vested but are authorized to vote.

(12)       Includes 23,774 shares of common stock held directly by Mr. Williams. Includes 285,428 shares issuable pursuant to outstanding stock options that are exercisable at April 16, 2007, or within 60 days thereafter and 80,708 shares of restricted stock, which are not yet vested but are authorized to vote.

(13)       Includes 10,978 shares of common stock held directly by Mr. Schlomka. Includes 60,672 shares issuable pursuant to outstanding stock options that are exercisable at April 16, 2007, or within 60 days thereafter and 36,119 shares of restricted stock, which are not yet vested but are authorized to vote.

(14)       Includes 857,039 shares that are issuable pursuant to warrants that are exercisable at April 16, 2007, or within 60 days thereafter. Based on a Schedule 13G/A filed on February 13, 2007 by 033 Asset Management, LLC, located at 125 High Street, Suite 1405, Boston, Massachusetts  02110.  033 Asset Management is the investment manager for (i) 033 Growth Partners I, L.P., (ii) 033 Growth Partners II, L.P., (iii) 033 Growth International Fund, Ltd., and (iv) Oyster Pond Partners, L.P. (each a “Fund,” together, the “Funds”). No Fund individually owns more than 5% of our common stock according to the 13G/A.

(15)       Includes 5,473,125 shares issuable pursuant to convertible notes that are convertible at April 16, 2007. Based on a Schedule 13G filed on February 14, 2007 by Ingalls & Snyder LLC, located at 61 Broadway, New York, New York 10006.  Ingalls & Snyder, LLC manages Ingalls & Snyder Value Partners, L.P. under an investment advisory contract.  Ingalls & Snyder Value Partners, L.P. shares beneficial ownership of the 5,473,125 shares with Ingalls & Snyder, LLC.

(16)       Shares held by Paul Roiff, whose address is 74 A Clarendon St, Boston, MA  02116.

(17)       Includes 3,161 shares of preferred stock which are convertible into 3,161,000 shares of our common stock, 2,082,813 shares issuable pursuant to options and warrants to purchase common stock exercisable at April 16, 2007, or within 60 days thereafter and 707,981 shares of restricted stock.

Set forth below is information concerning our existing equity compensation plans:

At December 31, 2006 Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted - average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	5,479,537	$1.15	2,933,071

(1)          Focus does not maintain any equity compensation plans that were not submitted to, and approved by, its stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to our written Audit Committee Charter, all related party transactions must be approved or disapproved by the Audit Committee whenever the Audit Committee is informed or becomes aware of any such existing or proposed transaction. Related party transactions means transactions required to be disclosed pursuant to SEC Regulation S-K, Item 404.  The Audit Committee reports to the Board all actions taken by it with respect to related party transactions.  One of the members of the Audit Committee, Carl Berg, was a guarantor of certain Company obligations relating to the bank loans described below. The entire Board of Directors approved the transactions with Mr. Berg described below while Mr. Berg recused himself from the discussion and vote. In lieu of audit committee approval, with respect to the other related party transactions described below (i) stock and option grants for Mark D’Addio and Michael D’Addio Jr. were approved by our Compensation Committee and salary and other cash compensation for Mark D’Addio and Michael D’Addio Jr. was approved by our Chief Executive Officer and (ii) contracts relating to Mr. Jasper and Mr. Schlomka were assumed by us in connection with our acquisition of VCC and COMO, respectively which acquisitions were approved by our then constituted Board of Directors.

Carl Berg

In December 2002, Mr. Carl Berg, a director of the Company, provided Samsung Semiconductor Inc., one of the Company’s contracted ASIC manufacturers, with a personal guarantee to secure the Company’s working capital requirements for ASIC purchase order fulfillment. Mr. Berg agreed to provide the personal guarantee on the Company’s behalf without additional cost or collateral, as Mr. Berg maintains a secured priority interest in substantially all the Company’s assets. At December 31, 2006, the Company owed Samsung $91,000, under net 30 terms.

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

On June 28, 2005, we signed a term loan agreement with Greater Bay Bank under which we can borrow up to $2.5 million. Mr. Berg has personally guaranteed the term loan. In connection with Mr. Berg’s extension of his personal guarantee, we agreed to continue Mr. Berg’s priority interest in our assets, except for our accounts receivable, which Mr. Berg has subordinated to the bank, and to issue to Mr. Berg a warrant to purchase 100,000 shares of our common stock at an exercise price of $0.81 per share and which expires on June 28, 2009. Mr. Berg exercised such warrant in 2006.The warrant was valued at $42,000 using the Black-Scholes option-pricing model.

In connection with the $10.0 million convertible note financing completed in January 2006, we entered into an amendment to the Intercreditor Agreement by and among Greater Bay Bank, Mr. Berg and the Company, pursuant to which Greater Bay Bank, Mr. Berg and the holders of the notes have defined their relative rights and priorities with respect to the shared collateral, with Greater Bay Bank having a first priority security interest in certain specified collateral of the Company and an Intercreditor Agreement specifying the shared interests of the note holders and Mr. Berg in the collateral securing both the notes (all of the Company’s assets) and Mr. Berg’s guaranty of the Company’s obligations to Greater Bay Bank, subject to the priority security interest of the Greater Bay Bank.

On March 19, 2007, we entered into a Sixth Amendment to Loan and Security Agreement (“Sixth Amendment”) with Venture Banking Group, a division of Greater Bay Bank N.A. (“Bank”). In connection with this Sixth Amendment, our $4.0 million accounts receivable-based line of credit and $2.5 million term loan, previously maturing on March 23, 2007, were extended to February 23, 2008. In connection with the Sixth Amendment, Mr. Berg agreed to continue to personally guarantee both the $4.0 million account receivable-based line of credit and the $2.5 million term loan to the Bank. In connection with Mr. Berg’s continued extension of his personal guarantee, we agreed to continue Mr. Berg’s priority interest in the Company’s assets, except for our accounts receivable, which Mr. Berg has subordinated to the Bank, and to issue to Mr. Berg a warrant to purchase 48,148 shares of common stock at an exercise price of $1.35 per share. The warrant was valued at $26,000 using the Black-Scholes option-pricing model.

Michael D’Addio

Messrs. Mark D’Addio and Michael D’Addio Jr., both sons of director Michael D’Addio, are employed by Focus as Vice President of World Wide Sales and Director of Test and Documentation, respectively. For the year ended December 31, 2006, Mark D’Addio received wages including commission and bonus of $146,113 and received a grant of restricted stock for 21,492 shares which vests in equal annual installments over a four-year period. For the year ended December 31, 2006, Michael D’Addio Jr. received wages of $136,760 and received a stock option grant for 10,746 shares which vests in equal quarterly installments over a four-year period. Neither are executive officers of the Company.

N. William Jasper Jr.

N. William Jasper Jr., who is the Chairman of Focus’ Board of Directors, is also the President and Chief Executive Officer of Dolby Laboratories, Inc. (“Dolby”), a signal processing technology company located in San Francisco, California. Focus is required to submit quarterly royalty payments to Dolby based on Dolby technology incorporated into certain products assumed in the acquisition of Visual Circuits in May 2004. For the year ended December 31, 2006, Focus has paid Dolby total royalties of $30,000.

Norman Schlomka

Norman Schlomka, General Manager of COMO and one of our executive officers since February 2006, owns one third of the building that COMO occupies. In the year ended December 31, 2006 Focus paid rents of approximately $74,000 related to this building. The lease, entered into on July 1, 2005, runs through June 30, 2008 and calls for monthly payments of approximately $6,200.

Independent Directors

Nasdaq requires that a majority of the Board of Directors be “independent” directors as defined in Nasdaq Rule 4200. We reviewed the independence of the Board of Directors and considered any transaction between each director or any member of his or her family and us. As a result of this review, the Board of Directors has determined that each of the members of the Board of Directors is independent under the Nasdaq definition of “independence” for the Board except for Mr. Moyer, who is not considered independent because of his current employment as the chief executive officer of Focus.

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

The following table sets forth the aggregate audit fees and non-audit related fees that Focus incurred for services provided by BPM and Deloitte relating to the years ended December 31, 2006 and 2005. The table lists audit fees, audit-related fees and all other fees. All services rendered by BPM and Deloitte during the years ended December 31, 2006 and 2005 were furnished at customary rates and terms.

	Years ended December 31,
	2006	2005
	(In thousands)
Audit fees (1)	$328	$275
Audit-related fees (2)	10	2
Tax fees	—	—
All other fees	—	—

Total	$338	$277

(1)             Represents fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with other statutory or regulatory filings.

(2)             Represents fees for assurance services related to the review of proposed financing agreements.

The Audit Committee has considered the role of BPM and Deloitte in providing additional services and other non-audit services to Focus and has concluded that such services are compatible with BPM and Deloitte’s independence as Focus’ independent registered public accounting firm. During 2006 and 2005, the Audit Committee approved in advance all audit and non-audit services provided by BPM and Deloitte. All services rendered by our auditors are required to be pre-approved by our Audit Committee Chairman and ratified by the Audit Committee.

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

      (3) Management Contracts or Compensatory Plans

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

Exhibit No.	Description
3.1	Second Restated Certificate of Incorporation of Focus (1)

3.2	Certificate of Amendment to Second Restated Certificate of Incorporation of Focus (2)

3.3	Certificate of Amendment to Second Restated Certificate of Incorporation of Focus dated July 25, 1997 (3)

3.4	Restated Bylaws of Focus (1)(32)

3.5	Certificate of Designation — Series B Preferred Stock (4)

3.6	Certificate of Amendment to Second Restated Certificate of Incorporation of Focus dated January 16, 2001 (16)

3.7	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Focus dated January 8, 2003 (16)

3.8	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Focus dated March 12, 2004 (18)

3.9	Certificate of Designation — Series C Preferred Stock (18)

3.10	Certificate of Amendment of the Second Restated Certificate of Incorporation of Focus dated November 17, 2006 (32)

4.1	Specimen certificate for Common Stock of Focus (1)

4.2	Form of Common Stock Purchase Warrant dated January 11, 2002 issued by Focus to five Investors (7)

4.3	Common Stock Purchase Warrant dated December 27, 2001 issued by Focus to vFinance (7)

4.4	Warrant issued to vFinance dated November 25, 2002 (16)

4.5	Form of Warrant to Investors dated July 1, 2003 (17)

4.6	Form of Common Stock Purchase Warrant issued to Investors and Placement Agent dated April 6-14, 2004 (19)

4.7	Form of Common Stock Purchase Warrant issued to Investors and Private Placement Agents dated November 16-17, 2004 (21)

4.8	Warrant to purchase common stock issued to Greater Bay Bank, dated November 15, 2004 (21)

4.9	Warrant to purchase common stock issued to Wall Street Communications dated June 1, 2004 (21)

4.10	Form of Common Stock Purchase Warrant issued to Investors and Private Placement Agents dated June 20-21, 2005 (23)

4.11	Form of Common Stock Purchase Warrant issued to Carl E. Berg, Keith L. Lippert and John W. Heilshorn dated June 28, 2005, February 22, 2005 and February 22, 2005, respectively (23)

4.12	Form of Common Stock Purchase Warrant issued to Investors and Placement Agent dated November 7, 2005 (25)

4.13	Form of Senior Secured Convertible Note issued to Investors on January 24, 2006, due January 1, 2011 (27)

4.14	Warrant to Purchase Common Stock issued to Crestline Consultancy Ltd, dated December 6, 2005 (28)

4.15	Warrant to Purchase Common Stock Issued to Greater Bay Bank N.A., dated December 6, 2005 (28)

4.16	Warrant to Purchase Common Stock issued to Marketing By Design, dated April 7, 2006 (29)

4.17	Form of Common Stock Purchase Warrant (34)

10.1	1997 Director Stock Option Plan (8)

10.2	Common Stock and Warrants Purchase Agreement with AMRO International, S.A. (5)

10.3	Common Stock and Warrant Purchase Agreement, as amended, with BNC Bach International Ltd., Inc. (6)

10.4	Form Of Registration Rights Agreement with BNC Bach International Ltd., Inc. (included as Exhibit B to the Common Stock and Warrant Purchase Agreement (6)

10.5	Agreement between Union Atlantic, L.C. and FOCUS Enhancements, Inc. confirming Reorganization Agreement to issue warrant in exchange for fee reduction (6)

10.6	Common Stock Warrant and Purchase Agreement with AMRO International, S.A. dated June 9, 2000 (5)

10.7	Promissory Note, dated October 26, 2000, from Focus Enhancements, Inc. to Carl Berg (9)

10.8	Security Agreement dated October 26, 2000, between Focus Enhancements, Inc. and Carl Berg (9)

10.9	2000 Non-Qualified Stock Option Plan (10)

10.10	Amendment No. 1 to Secured Promissory Note dated April 24, 2001 issue by Focus to Carl Berg (excludes exhibits B and C) (4)

10.11	Registration Rights Agreement dated May 1, 2001 between Focus and Carl Berg (4)

10.12	Promissory note issued to Carl Berg dated June 29, 2001 (11)

10.13	Termination Agreement between Focus and Euston dated January 11, 2002 (7)

10.14	Form of Common Stock and Warrant Purchase Agreement with four investors dated January 11, 2002 (7)

10.15	Form of Registration Rights Agreement with four investors dated January 11, 2002 (7)

10.16	1998 Non-Qualified Stock Option Plan (12)

10.17	Third Addendum to Lease dated July 6, 1994, by and between H-K Associates (Lessor) and Focus Enhancements, Inc. (Lessee) for premises at 1370 Dell Ave, Campbell, California (13)

10.18	Employment agreement between Focus Enhancements and Brett Moyer (14)

10.19	Amended 2002 Non-Qualified Stock Option Plan (15)

10.20	Common Stock Purchase Agreement with two investors dated November 25, 2002 (excludes annexes) (16)

10.21	Registration Rights Agreement with two investors dated November 25, 2002 (16)

10.22	Extension of Notes Payable between the Company and Carl Berg dated April 28, 2003 (17)

10.23	Common Stock and Warrant Purchase Agreement (excluding exhibits) with two investors dated July 1, 2003 (17)

10.24	Registration Rights Agreement with two investors dated July 1, 2003 (19)

10.25	Form of Securities Purchase Agreement (excluding exhibits) with investors dated April 5, 2004 (19)

10.26	Form of Registration Rights Agreement with investors dated April 5, 2004 (20)

10.27	2004 Stock Incentive Plan (21)

10.28	Form of Securities Purchase Agreement (excluding exhibits) with investors dated November 15, 2004 (21)

10.29	Form of Registration Rights Agreement with investors dated November 15, 2004 (21)

10.30	Loan and Security Agreement with Venture Banking Group dated November 15, 2004 (22)

10.31	Fourth Addendum to Lease dated July 6, 1994, by and between H-K Associates (Lessor) and Focus Enhancements, Inc. (Lessee) for premises at 1370 Dell Ave, Campbell, California (22)

10.32	Third amendment to Lease dated June 3, 2000, by and between Carramerica (Lessor) and Focus Enhancements, Inc. (Lessee) for premises at 22867 NW Bennett Street, Hillsboro, Oregon (22)

10.33	Form of Securities Purchase Agreement (Excluding Exhibits) with investors dated as of June 17, 2005 (23)

10.34	Form of Registration Rights Agreement with investors dated June 17, 2005 (23)

10.35	2004 Stock Incentive Plan, as Amended (24)

10.36	Form of Securities Purchase Agreement (excluding exhibits) with investors dated as of November 3, 2005 (25)

10.37	Form of Registration Rights Agreement with investors dated November 3, 2005 (25)

10.38	Form of Warrant Acquisition Agreement with placement agents and service providers (25)

10.39	Form of Third Amendment To Loan And Security Agreement between Venture Banking Group, a division of Greater Bay Bank N.A., and the Company, dated December 1, 2005. (26)

10.40	Senior Secured Convertible Note Purchase Agreement by and among Focus Enhancements, Inc., and the purchasers thereto (the “Purchasers’), dated as of January 24, 2006 (27)

10.41	Security Agreement by and among Focus Enhancements, the Purchasers and Ingalls & Snyder LLC, dated as of January 24, 2006 (27)

10.42

Amendment No. 1 to Intercreditor Agreement by and among Carl Berg, Venture Banking Group, a division of Greater Bay Bank, N.A. the Purchasers and Ingalls & Snyder LLC, dated as of January 24, 2006 (27)

10.43	Intercreditor Agreement by and among Carl Berg, the Purchasers and Ingalls & Snyder LLC, dated as of January 24, 2006 (27)

10.44	Registration Rights Agreement and among Focus Enhancements, the Purchasers and Ingalls & Snyder LLC, dated as of January 24, 2006 (27)

10.45	Employment agreement between Focus Enhancements and Thomas Hamilton dated October 13, 1996 (28)

10.46	Amendment to Employment agreement between Focus Enhancements and Thomas Hamilton dated February 1, 1999 (28)

10.47	Employment agreement between Focus Enhancements and Gary Williams dated May 28, 2004 (28)

10.48	Employment agreement between Focus Enhancements and Michael Conway dated March 31, 2005 (28)

10.49	Employment agreement between Focus Enhancements and Peter Mor dated April 18, 2005 (28)

10.50	Employment agreement between Focus Enhancements and Norman Schlomka dated December 28, 2005 (28)

10.51	Base Salaries of the Named Executive Officers of the Registrant (28)

10.52	Form of Executive Stock Option Agreement - 2000 Plan (28)

10.53	Form of Executive Restricted Stock Agreement - 2000 Plan (28)

10.54	Form of Executive Stock Option Agreement - 2002 Plan (28)

10.55	Form of Executive Restricted Stock Agreement - 2004 Plan (28)

10.56	Amendment No. 1 to Senior Secured Convertible Note Purchase Agreement by and among Focus Enhancements, Inc., and the purchasers thereto (the “Purchasers’), dated as of June 28, 2006. (30)

10.57	Amendment No. 1 to Registration Rights Agreement and among Focus Enhancements, the Purchasers and Ingalls & Snyder LLC, dated as of June 28, 2006. (30)

10.58	Amended 2004 Stock Incentive Plan (31)

10.59	Fourth Amendment to Loan and Security Agreement between Venture Banking Group, a division of Greater Bay Bank N.A. and Focus Enhancements, dated December 11, 2006. (33)

10.60	Form of Securities Purchase Agreement between the Company and the investor signatories thereto (Sale of 4,500,000 shares of common stock). (34)

10.61	Form of Securities Purchase Agreement between the Company and the investor signatories thereto (Sale of 500,000 shares of common stock). (34)

10.62	Fifth Amendment to Loan and Security Agreement between Venture Banking Group, a division of Greater Bay Bank N.A. and Focus Enhancements, dated February 21, 2007. (34)

14	Code of Ethics (23)

21.1	Subsidiaries of the Registrant (35)

23.1	Consent of Burr, Pilger & Mayer LLP (35)

23.2	Consent of Deloitte & Touche LLP (35)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by CEO*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by CFO*

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by CEO (35)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by CFO (35)

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

35.            Filed as an exhibit to Focus’ Form 10-K filed with the SEC on March 30, 2007, and incorporated herein by reference.

(c)       Financial Schedules

Not applicable

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

FOCUS ENHANCEMENTS, INC.

April 27, 2007	By:	/s/ Brett Moyer
Brett Moyer, President & CEO