Form 10-Q
period 2007-03-31
FOCUS ENHANCEMENTS INC
filed 2007-05-15
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes: ☐  No: ☒

As of May 9, 2007, there were 78,293,087 shares of common stock outstanding.

FOCUS ENHANCEMENTS, INC.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Focus Enhancements, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2007	December 31, 2006
Assets

Current assets:
Cash and cash equivalents	$2,215	$5,969
Accounts receivable, net of allowances of $256 and $304, respectively	4,050	4,188
Inventories	4,091	4,072
Prepaid expenses and other current assets	1,451	1,207
Total current assets	11,807	15,436

Property and equipment, net	1,173	980
Other assets	184	187
Intangible assets, net	57	186
Goodwill	13,191	13,191
	$26,412	$29,980

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,787	$3,424
Accrued liabilities	4,347	3,702
Current portion of capital lease obligations	113	10
Borrowings under line of credit	—	3,390
Term loan	—	2,500
Total current liabilities	7,247	13,026

Convertible notes	10,946	10,946
Capital lease obligations, net of current portion	93	—
Total liabilities	18,286	23,972

Commitments and contingencies (note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; 3,161 shares issued and outstanding at March 31, 2007 and December 31, 2006 (aggregate liquidation preference $3,917)	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 78,807,596 and 73,210,870 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	778	722
Treasury stock at cost, 516,667 and 497,055 shares at March 31, 2007 and December 31, 2006, respectively	(775)	(750)
Additional paid-in capital	117,659	111,203
Accumulated other comprehensive income	151	130
Accumulated deficit	(109,687)	(105,297)

Total stockholders’ equity	8,126	6,008
	$26,412	$29,980

The accompanying notes are an integral part of the condensed consolidated financial statements.

Focus Enhancements, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Net revenue	$7,087	$7,133
Cost of revenue	3,921	4,468
Gross margin	3,166	2,665

Operating expenses:
Sales, marketing and support	2,125	2,074
General and administrative	1,097	915
Research and development	3,938	2,981
Amortization of intangible assets	105	127
	7,265	6,097
Loss from operations	(4,099)	(3,432)
Interest expense, net	(290)	(199)
Value of derivative liability	—	(4,000)
Change in value of derivative liability	—	400
Other income	3	70
Loss before income taxes	(4,386)	(7,161)
Income tax expense	4	9
Net loss	$(4,390)	$(7,170)

Net loss per share - basic and diluted	$(0.06)	$(0.11)

Weighted average common and common equivalent shares - basic and diluted	74,199	68,155

The accompanying notes are an integral part of the condensed consolidated financial statements.

Focus Enhancements, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net loss	$(4,390)	$(7,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	311	370
Stock-based compensation	228	173
Value of derivative liability	—	4,000
Change in value of derivative liability	—	(400)
Accrued interest on convertible notes	277	173
Amortization of debt issuance costs	2	—
Changes in assets and liabilities:
Accounts receivable	143	(1,236)
Inventories	(3)	(840)
Prepaid expenses and other assets	(212)	(96)
Accounts payable	(638)	1,371
Accrued liabilities	357	(627)
Net cash used in operating activities	(3,925)	(4,282)

Cash flows from investing activities:
Purchases of property and equipment	(142)	(101)
Net cash used in investing activities	(142)	(101)

Cash flows from financing activities:
Net proceeds from private offerings of common stock	6,205	—
Proceeds from exercise of common stock options and warrants, net of issuance costs	55	357
Proceeds from issuance of convertible notes	—	10,000
Repayment of lines of credit	(3,390)	(2,966)
Repayments of term loan	(2,500)	(2,500)
Repurchase of common stock	(25)	—
Payments under capital lease obligations	(37)	(36)
Payments on notes payable to bank	—	(3)
Net cash provided by financing activities	308	4,852

Effect of exchange rate changes on cash and cash equivalents	5	1

Increase (decrease) in cash and cash equivalents	(3,754)	470
Cash and cash equivalents at beginning of period	5,969	637
Cash and cash equivalents at end of period	$2,215	$1,107

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Description of Business

Focus Enhancements, Inc. and its subsidiaries (the “Company” or “Focus”) was incorporated in 1992 and develops and markets proprietary video technology in two areas: semiconductor and systems. Semiconductor products include several series of Application Specific Integrated Circuits (“ASICs”), which address the wireless video and data market using Ultra Wideband (“UWB”) technology and the video convergence market. The UWB ASICs are targeted for the wireless USB (Universal Serial Bus) market while the video convergence chips are deployed into portable media players, GPS navigation devices, video conferencing systems, media center and interactive TV applications. Focus’ systems products are designed to provide solutions for the professional video production market particularly for the video acquisition, media asset management and digital signage markets. Focus markets its systems products primarily through the professional channel. Focus production products include video scan converters, video mixers, standard and high definition digital video disk recorders, MPEG (Moving Picture Experts Group) recorders and file format conversion tools. Focus media asset management systems products include network-based video servers, long-duration program monitors and capture/playout components. Focus digital signage and retail media solutions products include standard and high definition MPEG players and servers. Focus markets its products globally to original equipment manufacturers (“OEMs”), and dealers and distributors in the consumer and professional channels.

2.                                      Basis of Presentation — Interim Financial Information

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

In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Focus’ financial position, operating results and cash flows for the periods presented. The results of operations and cash flows for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any future period. Certain items previously reported in specific financial statement captions have been reclassified. Such reclassifications have not impacted previously reported total assets, total stockholders’ equity or net loss amounts.

The condensed consolidated financial statements of Focus as of March 31, 2007 and for the three-month periods ended March 31, 2007 and 2006 are unaudited and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006, included in Focus’ Annual Report on Form 10-K for the year ended December 31, 2006.

3.                                      Equity-Based Compensation

Focus accounts for equity-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No.123R”), which the Company adopted as of January 1, 2006 using the modified prospective method.

The share-based compensation recognized for the three months ended March 31, 2007 and 2006, respectively, was:

(In thousands, except per share data)	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Stock-based compensation expense by type of award:
Employee stock options	$132	$151
Restricted stock awards	69	22
Total stock-based compensation	201	173

Tax effect on stock-based compensation	—	—
Effect on net loss	$201	$173

Effect on net loss per share - basic and diluted	$0.00	$0.00

Stock Options

The exercise price of each stock option equals the market price of Focus’ common stock on the date of grant. Option grants generally vest over four years and expire 10 years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in the model are outlined in the following table:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Average expected term of options	4 years	4 years
Risk-free rate of interest	4.56%	4.56%
Volatility of common stock	81%	81%
Dividend yield	0%	0%

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

A summary of activity related to Focus’ stock option incentive plans for the three months ended March 31, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000s)
Options outstanding at beginning of year	5,479,537	$1.15
Options granted	994,941	$1.31
Options exercised	(21,418)	$1.16
Options canceled	(218,513)	$1.10

Options outstanding at March 31, 2007	6,234,547	$1.17	6.0	$1,207

Options exercisable and expected to be exercisable at March 31, 2007	5,931,584	$1.18	5.9	$1,131

Options exercisable at March 31, 2007	3,625,292	$1.23	4.9	$624

The weighted average grant date fair value of options granted during the three months ended March 31, 2007 and 2006 was $0.81 and $0.44 per share, respectively. The intrinsic value of options exercised during the three months ended March 31, 2007 was $7,000 and $49,000, respectively. At March 31, 2007, Focus had $1,289,000 of unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options, which will be recognized over the weighted average period of 2.3 years. Cash received from stock option exercises was $25,000 and $367,000 for the three months ended March 31, 2007 and 2006, respectively

The options outstanding and exercisable at March 31, 2007 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Life (Yrs)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.43-$0.97	1,194,029	6.44	$0.71	616,594	$0.70
$0.97-$1.43	4,148,451	6.08	$1.19	2,168,589	$1.20
$1.43-$1.97	803,203	4.58	$1.62	751,245	$1.63
$1.97-$5.75	88,864	5.25	$2.47	88,864	$2.47

Outstanding at March 31, 2007	6,234,547	5.95	$1.17	3,625,292	$1.23

At March 31, 2007, Focus had the ability to issue an additional 1,505,425 shares of common stock under its current stock option and incentive plans, which include restricted stock.

Restricted Stock Awards

A summary of activity related to Focus’ restricted stock awards for the three months ended March 31, 2007 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock shares outstanding at beginning of year	730,307	$0.79
Restricted stock shares granted	551,218	$1.40
Restricted stock shares vested	(188,516)	$0.81

Non-vested restricted stock shares outstanding at March 31, 2007	1,093,009	$1.10

At March 31, 2007, Focus had $961,000 of unrecognized compensation expense, net of forfeitures, related to restricted stock awards, which will be recognized over the weighted average period of 3.3 years. During the three months ended March 31, 2007, 188,516 shares of restricted stock vested with a fair market value of $246,000.

4.                                      Net Loss per Share

Basic net loss per share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period, if dilutive. Options to purchase 6,234,547 and 6,995,992 shares of common stock, unvested shares of restricted stock of 1,093,009 and 718,926, warrants to purchase 4,332,406 and 6,056,865 shares of common stock and 3,161 shares of preferred stock convertible into 3,161,000 shares of common stock were outstanding at March 31, 2007 and 2006, respectively, but were not included in the computation of diluted net loss per share as the effect would have been anti-dilutive. In addition, convertible notes that are convertible into 10,946,000 and 10,000,000 shares of common stock were outstanding at March 31, 2007 and 2006, respectively, but were not included in the computation of diluted net loss per share as the effect would have been anti-dilutive.

5.                                      Significant Customers

No one customer accounted for more than 10% of Focus’ revenue in the three months ended March 31, 2007 or 2006.

Two customers had accounts receivable balances in excess of 10% of Focus’ total accounts receivable at March 31, 2007. These customers accounted for 23% of Focus’ total accounts receivable at that date. As of December 31, 2006, one customer represented approximately 19% of Focus’ accounts receivable.

6.             Goodwill and Intangible Assets

Goodwill as of March 31, 2007 and December 31, 2006 included the following:

(In thousands)	Goodwill
Videonics	$5,070
Tview	121
COMO	1,104
Visual Circuits	6,896
$13,191

The following tables provide a summary of the carrying amounts of intangible assets:

	March 31, 2007
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount
Existing technology	$3,945	$(3,888)	$57
Tradename	176	(176)	—
	$4,121	$(4,064)	$57

	December 31, 2006
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount
Existing technology	$3,945	$(3,759)	$186
Tradename	176	(176)	—
	$4,121	$(3,935)	$186

The net intangibles assets balance at March 31, 2007 of $57,000 is expected to be fully amortized in the nine months ending December 31, 2007.

7.                                      Inventories

Inventories are stated at lower of cost (first-in, first-out) or market:

(In thousands)	March 31, 2007	December 31, 2006
Raw materials	$1,181	$1,286
Work in process	1,225	1,055
Finished goods	1,685	1,731
	$4,091	$4,072

8.                                      Borrowings

(In thousands)	March 31, 2007	December 31, 2006
Short-term debt:
Accounts receivable-based line of credit	$—	$3,390
Term loan	—	2,500
	—	5,890
Long-term debt:
Convertible notes	10,946	10,946
	$10,946	$16,836

Accounts Receivable-Based Line of Credit

In November 2004, Focus obtained a $4.0 million line of credit from Greater Bay Bank (“the Bank”) under which it can borrow up to 90% of its eligible outstanding accounts receivable. The credit line expires on February 23, 2008 as a result of an extension granted in February 2007 and is collateralized by a personal guarantee from Carl Berg, a Company director and shareholder. In connection with this credit line, the Bank has obtained a first priority security interest in Focus’ accounts receivable through an agreement with Mr. Berg, which enables Mr. Berg to retain his existing security interest in all of Focus’ assets while subordinating his interest in Focus’ accounts receivable. In connection with the February 2007 extension, Focus agreed to pay loan commitment fees of $22,500 and agreed to issue a warrant to the Bank to purchase 48,148 shares of common stock at an exercise price of $1.35 per share. In addition, Mr. Berg agreed to continue to personally guarantee both the $4.0 million account receivable-based line of credit and the $2.5 million term loan to the Bank. In connection with Mr. Berg’s continued extension of his personal guarantee, Focus agreed to issue to Mr. Berg a warrant to purchase 48,148 shares of common stock at an exercise price of $1.35 per share. The warrants were each valued at $26,000 using the Black-Scholes option pricing model. The warrant issued to the Bank will be amortized to interest expense over the term of the line of credit and the warrant issued to Mr. Berg was charged to general and administrative expense at the time of issuance.

The credit line is subject to ongoing covenants including a covenant based on operating results. Borrowings under the credit line bear interest at a rate of prime plus 1%, which was 9.25% at March 31, 2007. At March 31, 2007, there was no outstanding balance on this credit line and Focus had the ability to borrow the maximum available amount of $3.5 million.

Term Loan

On June 28, 2005, Focus signed a term loan agreement with the Bank under which Focus can borrow up to $2.5 million. The term loan expires on February 23, 2008 as a result of extensions granted in February and March 2007. Mr. Berg has personally guaranteed the loan, which is interest only until maturity and is in addition to Focus’ existing $4.0 million accounts receivable based secured line of credit that Focus has with this Bank. Interest is payable under this term loan at prime plus 1%, which was 9.25% at March 31, 2007. At March 31, 2007, there was no outstanding balance under this term loan.

9.                                      Commitments and Contingencies

Research and Development Agreements

In October 2004, Focus entered into a design services contract under which Focus agreed to pay $2.9 million to a third party for the design and development of high performance UWB integrated circuits. The contract amount was subsequently increased to $3.3 million. Payments are made upon the completion of specific milestones by the third party, which are expected to be completed in May 2007. For the three months ended March 31, 2007 and 2006, $58,000 and $292,000, respectively, was charged to research and development expense based on the level of effort incurred by the third party. At March 31, 2007 and December 31, 2006, $258,000 and $141,000 respectively, was included within other accrued liabilities on the condensed consolidated balance sheets.

Leases

Focus leases office facilities and certain equipment under operating and capital leases. Under the lease agreements, Focus is obligated to pay for utilities, taxes, insurance and maintenance.

Minimum lease commitments at March 31, 2007 were as follows:

(In thousands)	Operating Lease Commitments	Capital Lease Commitments
2006	$515	$86
2007	261	129
2008	190	10
2009	114	—
	$1,080	225
Less: amount representing interest		(19)
		206
Less: current portion		(113)
Long-term portion		$93

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

At March 31, 2007, Focus had issued non-cancelable purchase orders for approximately $3.5 million to purchase finished goods from its contract manufacturers, and had not incurred any significant liability for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

Product Warranty Costs.

Focus’ warranty period for its products is generally 90 days to two years. Focus accrues for warranty costs, based on estimated warranty return rates and costs to repair, at the time revenue is recognized. At March 31, 2007 and December 31, 2006, Focus’ reserves for warranty costs were $188,000 and $191,000, respectively.

General

From time-to-time, Focus is party to certain other claims and legal proceedings that arise in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on Focus’ financial position or results of operation.

10.          Stockholders’ Equity

As of March 31, 2007, Focus was obligated under certain circumstances, to issue the following additional shares of common stock pursuant to derivative securities, instruments or agreements:

(In thousands)	Shares of Common Stock
Options to purchase common stock	6,235
Warrants to purchase common stock	4,332
Preferred stock convertible into common stock	3,161
Convertible notes	10,946
24,674

On February 20, 2007, Focus entered into two separate transactions with certain investors, relating to the issuance and sale of (i) 4,500,000 shares of Focus common stock at a purchase price of $1.26 per share and warrants to purchase 450,000 shares of common stock at an exercise price of $2.00 per share and (ii) 500,000 shares of common stock at a purchase price of $1.26 per share and warrants to purchase 50,000 shares of common stock at an exercise price of $2.00 per share. In aggregate, Focus sold 5,000,000 shares of common stock and issued warrants to purchase an additional 500,000 shares of common stock. In connection with this transaction Focus received net proceeds of approximately $6.2 million.

During the three months ended March 31, 2007, 45,418 shares of common stock were issued upon the exercise of options and warrants, for gross proceeds of approximately $55,000.

During the three months ended March 31, 2007, Focus repurchased 19,612 shares of common stock for $25,000 and included the repurchased shares in treasury stock at March 31, 2007. Such shares had originally been issued in connection with the Company’s stock compensation plans as restricted stock.

11.                               Related Party Transactions

Carl Berg

In December 2002, Mr. Berg provided Samsung Semiconductor Inc., one of Focus’ contracted Application Specific Integrated Circuit (“ASIC”) manufacturers, with a personal guarantee to secure Focus’ working capital requirements for ASIC purchase order fulfillment. Mr. Berg agreed to provide the personal guarantee on Focus’ behalf without additional cost or collateral, as Mr. Berg maintains a secured priority interest in substantially all of Focus’ assets. At March 31, 2007, Focus owed Samsung $221,000, under net 30 terms.

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

On March 19, 2007, Mr. Berg was awarded a warrant to purchase 48,148 shares of common stock in connection with Mr. Berg maintaining his personal guarantee of the term loan and accounts receivable-based line of credit, which were both extended to February 23, 2008. The warrant was issued at $1.35 per share and expires on March 19, 2012. The warrant was valued at $26,000 using the Black-Scholes option pricing model and was charged to general and administrative expense at the time of issuance.

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

Dolby Laboratories Inc.

N. William Jasper Jr., who is the Chairman of Focus’ Board of Directors, is also the President and Chief Executive Officer of Dolby Laboratories, Inc. (“Dolby”), a signal processing technology company located in San Francisco, California. Focus is required to submit quarterly royalty payments to Dolby based on Dolby technology incorporated into certain products. For the three months ended March 31, 2007 Focus paid Dolby $12,000 in royalties, which were recorded in cost of revenue. Focus did not pay any amounts to Dolby in the three months ended March 31, 2006.

Norman Schlomka

Norman Schlomka, General Manager of COMO and an executive officer of Focus since February 2006, owns one third of the building that COMO occupies. For both the three-month periods ended March 31, 2007 and 2006, Focus paid rent related to this building of approximately $22,000 and $15,000, respectively.

12.          Business Segment Information

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

	Three Months Ended March 31, 2007
	Systems	Semiconductor	Total
Net revenue	$5,853	$1,234	$7,087
Cost of revenue	3,361	560	3,921
Gross margin	2,492	674	3,166

Operating expenses:
Sales, marketing and support	1,313	812	2,125
General and administrative	707	390	1,097
Research and development	1,100	2,838	3,938
Amortization of intangible assets	64	41	105
	3,184	4,081	7,265
Loss from operations	$(692)	$(3,407)	$(4,099)

	Three Months Ended March 31, 2006
	Systems	Semiconductor	Total
Net revenue	$5,752	$1,381	$7,133
Cost of revenue	3,673	795	4,468
Gross margin	2,079	586	2,665

Operating expenses:
Sales, marketing and support	1,583	491	2,074
General and administrative	605	310	915
Research and development	656	2,325	2,981
Amortization of intangible assets	82	45	127
	2,926	3,171	6,097
Loss from operations	$(847)	$(2,585)	$(3,432)

13.          Income Taxes

On January 1, 2007, the Company adopted the provision of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertain Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”) and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the adoption of FIN 48, there was no impact to the Company’s consolidated financial position, results of operations or cash flows for the three month period ended March 31, 2007. In accordance with FIN 48, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes. At March 31, 2007 no interest or penalties related to unrecognized tax benefits had been recorded.  There was no change to the Company’s unrecognized tax benefits for the three month period ended March 31, 2007.

The Company and certain of its subsidiaries are subject to taxation in the U.S. and various states and foreign jurisdictions.  All the Company’s tax years will be open to examination by the U.S. federal and certain state tax authorities due to the Company’s net operating loss and overall credit carryforward position.  With few exceptions, the Company is not subject to examination by foreign tax authorities for years before 2004.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Focus’ Annual Report on Form 10-K for the year ended December 31, 2006 and Item 1A—”Risk Factors”—contained therein.

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

RESULTS OF OPERATIONS

Net revenue

	Three Months Ended
(Dollars in thousands)	March 31, 2007	March 31, 2006	Increase (decrease)	% Increase (decrease)
Systems products	$5,853	$5,752	$101	1.8%
Semiconductor products	1,234	1,381	(147)	(10.6)%
	$7,087	$7,133	$(46)	(0.6)%

Revenue for the three months ended March 31, 2007 was approximately $7.1 million, a decrease of $46,000 from the three months ended March 31, 2006.

For the three months ended March 31, 2006, net sales of systems products to distributors, retailers and Value Added Resellers, were approximately $5.9 million compared to $5.8 million for the same period in 2006, an increase of $101,000.

Sales of semiconductor products to distributors and OEM customers were approximately $1.2 million in the three months ended March 31, 2007, compared to $1.4 million for the same period in 2006, a decrease of $147,000. This decrease is primarily related to the timing of purchases by our customers.

As of March 31, 2007, we had a sales order backlog of approximately $2.3 million, a decrease of $53,000 when compared to December 31, 2006.

No customer accounted for more than 10% of our revenue in the three months ended March 31, 2007 and 2006.

Gross margin

	Three Months Ended
(Dollars in thousands)	March 31, 2007	March 31, 2006	Increase
Gross margin	$3,166	$2,665	$501
Gross margin rate	44.7%	37.4%	7.3 percentage points

Our gross margin rate for the three months ended March 31, 2007 increased to 44.7% from 37.4% for the three months ended March 31, 2006, an increase of 7.3 percentage points. This increase in the gross margin rate mainly reflects the shift to the higher margin products that were introduced in 2006.

Operating expenses

	Three Months Ended
	March 31, 2007		March 31, 2006		Increase / (decrease)
(Dollars in thousands)		% of revenue		% of revenue		% of revenue
Sales, marketing and support	$2,125	30.0%	$2,074	29.1%	$51	0.9%
General and administrative	1,097	15.5%	915	12.8%	182	2.7%
Research and development	3,938	55.6%	2,981	41.8%	957	13.8%
Amortization of intangible assets	105	1.5%	127	1.8%	(22)	(0.3)%
	$7,265	102.5%	$6,097	85.5%	$1,168	17.0%

Sales, marketing and support

Sales, marketing and support expenses for the three months ended March 31, 2007 were $2.1 million, an increase of $51,000 from the three months ended March 31, 2006.

The increase in sales, marketing and support expenses mainly reflects an increase in trade show expenses due to an increased trade show presence at the Consumer and Electronics Show (CES) in January 2007 and expenses associated with our Korean and Japanese subsidiaries opened in mid-2006.

General and administrative

General and administrative expenses for the three months ended March 31, 2007 were $1.1 million, an increase of $182,000 from $915,000 for the three months ended March 31, 2006.

The increase in general and administrative expenses was mainly due to an increase in payroll and payroll related expenses of $90,000, consulting fees of $66,000, associated with the implementation of the requirements of the Sarbanes-Oxley Act and increased stock based compensation charges of $26,000 associated with the issuance of warrants related to the extension of our credit facilities.

Research and development

Research and development expenses for the three months ended March 31, 2007 were $3.9 million, an increase of $957,000 from $3.0 million for the three months ended March 31, 2006.

The increase in research and development expenses mainly reflects an increase in payroll and payroll related expenses of $601,000 primarily related to the hiring of nine additional employees and increased consulting expenses of $288,000 related to ongoing development projects.

Amortization

Amortization expense was recorded as follows:

	Three Months Ended
(In thousands)	March 31, 2007	March 31, 2006	Decrease
Cost of revenue	$24	$45	$(21)
Operating expenses	105	127	(22)
	$129	$172	$(43)

Amortization expense for the three months ended March 31, 2007 was $129,000, a decrease of $43,000 from $172,000 for the three months ended March 31, 2006. The decrease in amortization expense reflects the completion of amortization for certain intangible assets associated with our acquisition of COMO Computer & Motion GmbH in February 2004.

Interest expense, net, Value of derivative liability, Change in value of derivative liability and Other income, net

	Three Months Ended
(Dollars in thousands)	March 31, 2007	March 31, 2006	Increase (Decrease)
Interest expense, net	$(290)	$(199)	$91
Value of derivative liability	$—	$(4,000)	$(4,000)
Change in value of derivative liability	$—	$400	$(400)
Other income, net	$3	$70	$(67)

Net interest expense for the three months ended March 31, 2007 was $290,000, compared to $199,000 in the three months ended March 31, 2006. The increase in net interest expense mainly reflects an increase in the convertible note balance by $946,000 between comparison periods and that the convertible notes were issued on January 27, 2006 and were therefore not outstanding for the entire 2006 comparative three month period.

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

At March 31, 2006, Focus revalued the derivative liability based on the closing price of Focus’ common stock of $0.66, a remaining term coinciding with the contract and a volatility of 87%. For the three months ended March 31, 2006, due in part to a decrease in the market value of Focus’ common stock, Focus recorded a $400,000 gain for the change in the fair value of the derivative liability. The change in value of the derivative security represents the difference between the fair value of the derivative liability when the convertible notes were issued and the fair value of the derivative liability at March 31, 2006. The revaluation of the derivative liability resulted in a $400,000 gain in the three months ended March 31, 2006. Effective June 28, 2006, we amended certain agreements associated with the $10.0 million convertible notes, eliminating the derivative component.

Other income for the three months ended March 31, 2007 consists mainly of income associated with exchange rate differences related to transactions denominated in Euros.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2007 and the year ended December 31, 2006, we incurred net losses of $4.4 million and $15.9 million, respectively, and used cash in operating activities of $3.9 million, and $8.3 million, respectively. Absent continued access to capital from the sale of securities or other sources, we may potentially be unable to continue as a going concern.

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

(Dollars in thousands)	March 31, 2007	December 31, 2006
Cash and cash equivalents	$2,215	$5,969
Working capital	$4,560	$2,410
Days sales outstanding (DSO)	52.3	48.2
Inventory turns - annualized	3.8	5.1

	Three Months Ended
	March 31, 2007	March 31, 2006
Net cash used in operating activities	$(3,925)	$(4,282)
Net cash used in investing activities	$(142)	$(101)
Net cash provided by financing activities	$308	$4,852

Net cash used in operating activities

	Three Months Ended,
	March 31, 2007	March 31, 2006	Change in
(In thousands)	cash (used) provided	cash (used) provided	cash (used) provided
Net loss	$(4,390)	$(7,170)	$2,780
Non-cash income statement items	818	4,316	(3,498)
Adjusted net loss	(3,572)	(2,854)	(718)
Changes in working capital	(353)	(1,428)	1,075
Net cash used in operating activities	$(3,925)	$(4,282)	$357

Net cash used in operating activities for the three months ended March 31, 2007 and 2006 was $3.9 million and $4.3 million, respectively. The decrease in net cash used in operating activities mainly reflects a decrease in cash used for accounts receivable, inventories and accrued liabilities, partially offset by an increase in net loss adjusted for non-cash items and a decrease in accounts payable.

Two customers had accounts receivable balances in excess of 10% of our total accounts receivable at March 31, 2007. These customers accounted for 23% of our total accounts receivable at that date.

We expect that our operating cash flows may fluctuate in future periods as a result of fluctuations in our operating results, shipment timetable and accounts receivable collections, inventory management, and the timing of payments among other factors.

Net cash used in investing activities

Net cash used in investing activities was $142,000 for the three months ended March 31, 2007, compared to $101,000 used in the three months ended March 31, 2006. The increase in cash used in investing activities mainly reflects the timing of purchases of equipment and design tools related to our investment in UWB technology.

Net cash provided by financing activities

Net cash provided by financing activities was $308,000 for the three months ended March 31, 2007, compared to $4.9 million for the three months ended March 31, 2006. The net cash provided by financing activities in the three months ended March 31, 2007 mainly consists of net proceeds of $6.2 million from the issuance of stock in a private placement, partially offset by the repayment of a $3.4 million accounts-receivable based line of credit and a $2.5 million term loan. The net cash provided by financing activities in the three months ended March 31, 2006 mainly consists of proceeds of $10.0 million from the issuance of convertible notes, partially offset by the repayment of a $3.0 million accounts-receivable based line of credit and a $2.5 million term loan.

Capital Resources and Liquidity Outlook

We have incurred losses and used net cash in operating activities for the three months ended March 31, 2007 and each of the two years in the period ended December 31, 2006, and as such, have been dependent upon raising money for short- and long-term cash needs through the issuance of debt, proceeds from the exercise of options and warrants, and the sale of our common stock in private placements.

In November 2004, we obtained a revolving $4.0 million bank credit line under which we can borrow up to 90% of our eligible outstanding accounts receivable, excluding accounts receivable of COMO. Carl Berg, a Company director and shareholder, provided a personal guarantee to secure this credit line. In connection with this credit line, Greater Bay Bank (“the Bank”) obtained a first priority security interest on our accounts receivable through an agreement with Mr. Berg, which enabled Mr. Berg to retain his existing security interest in all of our assets while subordinating to the Bank his security interest in our accounts receivable. The Bank credit line is subject to ongoing covenants, including a covenant related to operating results.

Interest is payable under this loan at prime plus 1%. At March 31, 2007, there was no outstanding balance on this credit line and the maximum amount of $3.5 million was available to borrow. The credit line expires on February 23, 2008.

On June 28, 2005, we signed a term loan agreement with Greater Bay Bank under which we can borrow up to $2.5 million. The term loan has a maturity date of February 23, 2008, is interest only until maturity and is in addition to our existing $4.0 million accounts receivable based secured line of credit facility described above with this same bank. Interest is payable under this loan at prime plus 1%. At March 31, 2007, there was no outstanding balance under this term loan and the maximum amount of $2.5 million was available to borrow.

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

In February 2007, we received net proceeds of $6.2 million from the issuance of common stock to a group of private investors. While we believe that these funds, along with the cash flow generated by our anticipated growth in our Semiconductor and Systems businesses, should be adequate to enable us to complete our UWB engineering development and launch commercialization of UWB products, depending upon the results and timing of our UWB initiative and the growth of our Semiconductor and Systems businesses, we may need to raise further capital in 2007 or in subsequent years. 2007 and future capital requirements will depend on many factors, including cash flow from operations, maintaining our gross margins at current levels, continued progress in research and development programs, competing technological and market developments, and our ability to market our products successfully.

Summary of Certain Contractual Obligations as of March 31, 2007

(In thousands)	< 1 year	1-3 years	3-5 years	Total
Capital and operating leases (including interest)	$681	$624	$—	$1,305
Inventory purchase commitments	3,542	—	—	3,542
Convertible notes	—	—	10,946	10,946
Interest on convertible notes	1,136	3,161	—	4,297
	$5,359	$3,785	$10,946	$20,090

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At March 31, 2007, we did not hold any short-term investments that would be exposed to market risk from adverse movements in interest rates.

At March 31, 2007, our outstanding debt obligations consisted of secured convertible notes of $10.9 million — see Note 8, “Borrowings”. A fixed interest rate is applicable to these debt obligations of 10.0% per annum.

Foreign Currency Risk

Gains or losses related to foreign exchange currency transactions were not material for the periods ended March 31, 2007 and 2006.

Item 4T. Controls and Procedures

Management of the Company, with the participation of the President and Chief Executive Officer and the Chief Financial Officer (its principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of the end of the period covered by this Report.

Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures are effective.

There was no change in our internal control over financial reporting that occurred during our first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                          Risk Factors

Except as described below, there have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. You should carefully consider the risks identified therein any of which could materially affect our business, financial condition or future results.

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

(In thousands)	Private Placement of Convertible Debt	Private Placements of Common Stock	Exercise of Stock Options and Warrants
2007	—	$6,205	$55
2006	$10,000	—	$3,843
2005	—	$4,531	$152

We received net proceeds of $6.2 million from the issuance of common stock to a group of private investors in February 2007. While we believe that these funds, along with the cash flow generated by our anticipated growth in our Semiconductor and Systems businesses, should be adequate to enable us to complete our UWB engineering development and launch commercialization of UWB products, depending upon the results and timing of our UWB initiative and the growth of our Semiconductor and Systems businesses, we may need to raise further capital in 2007 or in subsequent years. 2007 and future capital requirements will depend on many factors, including cash flow from operations, maintaining our gross margins at current levels, continued progress in research and development programs, competing technological and market developments, and our ability to market our products successfully.  There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all. Moreover, any equity financing or convertible debt financing would result in dilution to our existing stockholders and could have a negative effect on the market price of our common stock.

We have a significant amount of convertible securities that will dilute existing stockholders upon conversion.

At May 9, 2007, we had 3,161 shares of preferred stock issued and outstanding, 4,332,406 warrants and 6,124,673 options outstanding, and $10.9 million of convertible notes, which are all exercisable or convertible into shares of common stock. The 3,161 shares of preferred stock are convertible into 3,161,000 shares of our voting common stock and the convertible notes are convertible into 10,946,000 shares of common stock. Furthermore, at May 9, 2007, 1,537,539 additional shares of common stock were available for grant to our employees, officers, directors and consultants under our current stock option and incentive plans. We also may issue additional shares in acquisitions. Any additional grant of options under existing or future plans or issuance of shares in connection with an acquisition will further dilute existing stockholders.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

(a) to (e)                         None.

Item 3.                                   Defaults Upon Senior Securities

None.

Item 4.                                   Submission of Matters to a Vote of Security Holders

None.

Item 5.                                   Other Information

None.

Item 6.                                   Exhibits

4.1	Warrant to Greater Bay Bank dated March 19, 2007 (incorporated by reference to Form 8-K filed on March 23, 2007)
4.2	Warrant to Carl Berg dated March 19, 2007 (incorporated by reference to Form 8-K filed on March 23, 2007)
10.1

Form of Securities Purchase Agreement between the Company and the investor signatories thereto (Sale of 4,500,000 shares of common stock) (incorporated by reference to Form 8-K filed on February 22, 2007).

10.2

Form of Securities Purchase Agreement between the Company and the investor signatories thereto (Sale of 500,000 shares of common stock). (incorporated by reference to Form 8-K filed on February 22, 2007)

10.3

Firth Amendment to Loan and Security Agreement between Venture Banking Group, a division of Greater Bay Bank N.A. and Focus Enhancements Inc., dated February 21, 2007 (incorporated by reference to Form 8-K filed on February 22, 2007).

10.4

Sixth Amendment to Loan and Security Agreement between Venture Banking Group, a division of Greater Bay Bank N.A. and Focus Enhancements Inc., dated March 19, 2007 (incorporated by reference to Form 8-K filed on March 23, 2007).

10.5

Registration Rights Agreement between Venture Banking Group, a division of Greater Bay Bank N.A. and Focus Enhancements Inc., dated March 19, 2007 (incorporated by reference to Form 8-K filed on March 23, 2007).

10.6	Registration Rights Agreement between Carl Berg and Focus Enhancements Inc., dated March 19, 2007 (incorporated by reference to Form 8-K filed on March 23, 2007).
10.7

Affirmation of Guaranty and Intercreditor Agreement between Venture Banking Group, a division of Greater Bay Bank N.A., Focus Enhancements Inc. and Carl Berg (incorporated by reference to Form 8-K filed on March 23, 2007).

31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of CFO
32.1	CEO 906 Certification
32.2	CFO 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2007	Focus Enhancements, Inc.
Date			Registrant

	By:	/s/	Brett A. Moyer
Brett A. Moyer Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/	Gary L. Williams
Gary L. Williams
Executive Vice President of Finance, Chief Financial Officer (Principal Accounting Officer)