Form 10-Q
period 2007-06-30
FOCUS ENHANCEMENTS INC
filed 2007-08-14
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007, or

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

Yes: ☐   No: ☒

As of August 6, 2007, there were 78,454,178 shares of common stock outstanding.

FOCUS ENHANCEMENTS, INC.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Focus Enhancements, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2007	2006
Assets

Current assets:
Cash and cash equivalents	$3,986	$5,969
Accounts receivable, net of allowances of $274 and $304, respectively	4,840	4,188
Inventories	4,296	4,072
Prepaid expenses and other current assets	1,389	1,207
Total current assets	14,511	15,436

Property and equipment, net	1,311	980
Other assets	173	187
Intangible assets, net	—	186
Goodwill	13,191	13,191
	$29,186	$29,980

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,538	$3,424
Accrued liabilities	3,532	3,702
Current portion of capital lease obligations	116	10
Borrowings under line of credit	3,450	3,390
Term loan	2,500	2,500
Total current liabilities	13,136	13,026

Convertible notes	11,493	10,946
Capital lease obligations, net of current portion	63	—
Total liabilities	24,692	23,972

Commitments and contingencies (note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; 3,161 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively (aggregate liquidation preference $3,917)	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 78,970,845 and 73,210,870 shares issued at June 30, 2007 and December 31, 2006, respectively	780	722
Treasury stock at cost, 516,667 and 497,055 shares at June 30, 2007 and December 31, 2006, respectively	(775)	(750)
Additional paid-in capital	118,052	111,203
Accumulated other comprehensive income	91	130
Accumulated deficit	(113,654)	(105,297)

Total stockholders’ equity	4,494	6,008

	$29,186	$29,980

The accompanying notes are an integral part of the condensed consolidated financial statements.

Focus Enhancements, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Net revenue	$8,354	$8,457	$15,441	$15,590
Cost of revenue	4,444	4,670	8,365	9,138
Gross margin	3,910	3,787	7,076	6,452

Operating expenses:
Sales, marketing and support	2,479	2,548	4,604	4,622
General and administrative	1,048	1,065	2,145	1,980
Research and development	3,979	2,866	7,917	5,847
Amortization of intangible assets	51	127	156	254
	7,557	6,606	14,822	12,703
Loss from operations	(3,647)	(2,819)	(7,746)	(6,251)
Interest expense, net	(299)	(292)	(589)	(491)
Value of derivative liability	—	—	—	(4,000)
Change in value of derivative liability	—	(1,761)	—	(1,361)
Other income (expense), net	(2)	(2)	1	68
Loss before income tax expense	(3,948)	(4,874)	(8,334)	(12,035)
Income tax expense	19	—	23	9
Net loss	$(3,967)	$(4,874)	$(8,357)	$(12,044)

Net loss per share
Basic and diluted	$(0.05)	$(0.07)	$(0.11)	$(0.18)

Weighted average number of shares used in per share calculations:
Basic and diluted	77,277	68,755	75,738	68,455

The accompanying notes are an integral part of the condensed consolidated financial statements.

Focus Enhancements, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net loss	$(8,357)	$(12,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	580	749
Stock-based compensation	470	323
Value of derivative liability	—	4,000
Change in value of derivative liability	—	1,361
Accrued interest on convertible notes	550	—
Amortization of debt issuance costs	9	—
Changes in assets and liabilities:
Accounts receivable	(630)	(1,567)
Inventories	(197)	(925)
Prepaid expenses and other assets	(234)	(277)
Other assets	14	(98)
Accounts payable	109	368
Accrued liabilities	(195)	225
Net cash used in operating activities	(7,881)	(7,885)

Cash flows from investing activities:
Purchases of property and equipment	(490)	(296)
Net cash used in investing activities	(490)	(296)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	10,000
Net proceeds from private offerings of common stock	6,205	—
Repayment of lines of credit	(3,390)	(2,966)
Repayment of term loan	(2,500)	(2,500)
Repayment of short-term debt	—	(3)
Proceeds from exercise of common stock options and warrants, net at issuance costs	207	945
Payments under capital lease obligations	(64)	(72)
Repurchase of common stock	(25)	—
Borrowings under term loan	3,450	—
Borrowings under lines of credit	2,500	3,000
Net cash provided by financing activities	6,383	8,404

Effect of exchange rate changes on cash and cash equivalents	5	6

Increase (decrease) in cash and cash equivalents	(1,983)	229
Cash and cash equivalents at beginning of period	5,969	637
Cash and cash equivalents at end of period	$3,986	$866

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

2.                                      Basis of Presentation-Interim Financial Information

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

In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Focus’ financial position, operating results and cash flows for the periods presented. The results of operations and cash flows for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any future period. Certain items previously reported in specific financial statement captions have been reclassified. Such reclassifications have not impacted previously reported total assets, total stockholders’ equity or net loss amounts.

The condensed consolidated financial statements of Focus as of June 30, 2007 and for the three and six-month periods ended June 30, 2007 and 2006 are unaudited and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006, included in Focus’ Annual Report on Form 10-K for the year ended December 31, 2006.

3.                                      Equity-Based Compensation

Focus accounts for equity-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which the Company adopted as of January 1, 2006 using the modified prospective method.

The share-based compensation recognized for the three and six months ended June, 2007 and 2006, respectively, was:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Stock-based compensation expense by type of award:
Employee stock options	$162	$123	$294	$274
Restricted stock awards	81	27	150	49

Total stock-based compensation	243	150	444	323

Tax effect on stock-based compensation	—	—	—	—

Effect on net loss	$243	$150	$444	$323

Effect on net loss per share - basic and diluted	$0.00	$0.00	$0.01	$0.00

Stock Options

The exercise price of each stock option equals the market price of Focus’ common stock on the date of grant. Option grants generally vest over four years and expire 10 years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in the model are outlined in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Average expected term of options	4 years	4 years	4 years	4 years
Risk-free rate of interest	4.82%	5.03%	4.59%	4.68%
Volatility of common stock	77%	81%	81%	81%
Dividend yield	0%	0%	0%	0%

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

A summary of activity related to Focus’ stock option incentive plans for the six months ended June 30, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000s)

Options outstanding at January 1, 2007	5,479,537	$1.15
Options granted	1,109,691	$1.30
Options exercised	(70,706)	$1.13
Options canceled	(363,742)	$1.17

Options outstanding at June 30, 2007	6,154,780	$1.17	5.9	$393

Options exercisable and expected to be exercisable at June 30, 2007	5,862,098	$1.18	5.9	$370

Options exercisable at June 30, 2007	3,707,119	$1.23	5.1	$222

The weighted average grant date fair value of options granted during the three and six months ended June 30, 2007 was $0.75 and $0.80 per share, respectively. The intrinsic value of options exercised during the three and six months ended June 30, 2007 was $10,000 and $17,000, respectively. At June 30, 2007, Focus had $1,195,000 of unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options, which will be recognized over the weighted average period of 2.2 years. Cash received from stock option exercises was $55,000 and $80,000 for the three and six months ended June 30, 2007, respectively.

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

The options outstanding and exercisable at June 30, 2007 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Life (Yrs)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price

$0.43-$0.97	1,186,490	6.2	$0.71	660,198	$0.70
$0.97-$1.43	4,086,999	6.2	$1.19	2,212,785	$1.20
$1.43-$1.97	792,427	4.4	$1.62	745,272	$1.63
$1.97-$5.75	88,864	5.0	$2.47	88,864	$2.47

Outstanding at June 30, 2007	6,154,780	5.9	$1.17	3,707,119	$1.23

At June 30, 2007, Focus had the ability to issue an additional 1,460,392 shares of common stock under its current stock option and incentive plans, which include restricted stock.

Restricted Stock Awards

A summary of activity related to Focus’ restricted stock awards for the six months ended June 30, 2007 is presented below:

	Shares	Weighted Average Grant Date Fair Value

Non-vested restricted stock shares outstanding at beginning of year	730,307	$0.79
Restricted stock shares granted	551,218	$1.40
Restricted stock shares vested	(197,266)	$0.82

Non-vested restricted stock shares outstanding at June 30, 2007	1,084,259	$1.10

At June 30, 2007, Focus had $880,000 of unrecognized compensation expense, net of forfeitures, related to restricted stock awards, which will be recognized over the weighted average period of 3.0 years. During the three and six months ended June 30, 2007, 8,750 and 197,266 shares of restricted stock vested with a fair market value of $12,000 and $258,000 respectively. During the six months ended June 30, 2006, 61,250 shares of restricted stock vested with a fair market value of $41,000. No restricted stock vested during the three months ended June 30, 2006.

4.                                      Net Loss per Share

Basic net loss per share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period, if dilutive. Options to purchase 6,154,780 and 7,000,067 shares of common stock, unvested shares of restricted stock of 1,084,259 and 730,307, warrants to purchase 4,218,355 and 5,442,761 shares of common stock and 3,161 shares of preferred stock convertible into 3,161,000 shares of common stock were outstanding at June 30, 2007 and 2006, respectively, but were not included in the computation of diluted net loss per share as the effect would have been anti-dilutive. In addition, convertible notes that are convertible into 11,943,000 and 10,425,000 shares of common stock were outstanding at June 30, 2007 and 2006, respectively, but were not included in the computation of diluted net loss per share as the effect would have been anti-dilutive.

5.                                      Significant Customers

Sales to two customers accounted for 29% of Focus’ revenue in the three months ended June 30, 2007.  Sales to one customer accounted for 15% of Focus’ revenue in the six months ended June 30, 2007. Sales to two customers accounted for 36% of Focus’ revenue in the three months ended June 30, 2006.  Sales to two customers accounted for 25% of Focus’ revenue in the six months ended June 30, 2006.

Two customers had accounts receivable balances in excess of 10% of Focus’ total accounts receivable at June 30, 2007. These customers accounted for 32% of Focus’ total accounts receivable at that date. Three customers had accounts receivable balances in excess of 10% of Focus’ total accounts receivable at June 30, 2006. These customers accounted for 43% of Focus’ total accounts receivable at that date.

6.                                      Goodwill and Intangible Assets

Goodwill as of June 30, 2007 and December 31, 2006 included the following:

(In thousands)	Goodwill

Videonics	$5,070
Tview	121
COMO	1,104
Visual Circuits	6,896

$13,191

The following tables provide a summary of the carrying amounts of intangible assets:

	June 30, 2007
		Accumulated	Net
(In thousands)	Gross Amount	Amortization	Amount

Existing technology	$3,945	$(3,945)	$—
Tradename	176	(176)	—

	$4,121	$(4,121)	$—

	December 31, 2006
		Accumulated	Net
(In thousands)	Gross Amount	Amortization	Amount

Existing technology	$3,945	$(3,759)	$186
Tradename	176	(176)	—

	$4,121	$(3,935)	$186

7.                                      Inventories

Inventories are stated at lower of cost (first-in, first-out) or market:

(In thousands)	June 30, 2007	December 31, 2006

Raw materials	$920	$1,286
Work in process	1,471	1,055
Finished goods	1,905	1,731

	$4,296	$4,072

8.                                      Borrowings

(In thousands)	June 30, 2007	December 31, 2006

Short-term debt:
Accounts receivable-based line of credit	$3,450	$3,390
Term loan	2,500	2,500
	5,950	5,890
Long-term debt:
Convertible notes	11,493	10,946

	$17,443	$16,836

Accounts Receivable-Based Line of Credit

In November 2004, Focus obtained a $4.0 million line of credit from Greater Bay Bank (“the Bank”) under which it can borrow up to 90% of its eligible outstanding accounts receivable. The credit line expires on February 23, 2008 as a result of an extension granted in February 2007 and is collateralized by a personal guarantee from Carl Berg, a Company director and shareholder. In connection with this credit line, the Bank has obtained a first priority security interest in Focus’ accounts receivable through an agreement with Mr. Berg, which enables Mr. Berg to retain his existing security interest in all of Focus’ assets while subordinating his interest in Focus’ accounts receivable. In connection with the February 2007 extension, Focus agreed to pay loan commitment fees of $22,500 and agreed to issue a warrant to the Bank to purchase 48,148 shares of common stock at an exercise price of $1.35 per share. In addition, Mr. Berg agreed to continue to personally guarantee both the $4.0 million accounts receivable-based line of credit and the $2.5 million term loan to the Bank. In connection with Mr. Berg’s continued extension of his personal guarantee, Focus agreed to issue to Mr. Berg a warrant to purchase 48,148 shares of common stock at an exercise price of $1.35 per share. The warrants were each valued at $26,000 using the Black-Scholes option pricing model. The warrant issued to the Bank will be amortized to interest expense over the term of the line of credit and the warrant issued to Mr. Berg was charged to general and administrative expense at the time of issuance.

The credit line is subject to ongoing covenants including a covenant based on operating results. Borrowings under the credit line bear interest at a rate of prime plus 1%, which was 9.25% at June 30, 2007. At June 30, 2007, there was an outstanding balance on this credit line of $3.45 million and Focus had the ability to borrow an additional $550,000 to the maximum available amount of $4.0 million.

Term Loan

On June 28, 2005, Focus signed a term loan agreement with the Bank under which Focus can borrow up to $2.5 million. The term loan expires on February 23, 2008 as a result of extensions granted in February and March 2007. Mr. Berg has personally guaranteed the loan, which is interest only until maturity and is in addition to Focus’ existing $4.0 million accounts receivable-based secured line of credit that Focus has with this Bank. Interest is payable under this term loan at prime plus 1%, which was 9.25% at June 30, 2007. At June 30, 2007, there was an outstanding balance under this term loan of $2.5 million.

Convertible Notes

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

•                  The notes are collateralized by all of the assets of Focus in accordance with the terms and subject to the conditions contained in a security agreement entered into concurrent with the issuance of the notes.

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

On June 30, 2007, December 30, 2006 and June 30, 2006, Focus issued additional notes in the amounts of $547,167, $521,250 and $425,000, in lieu of the cash interest payments due on June 30, 2007, December 30, 2006 and June 30, 2006, respectively. These notes retain the same terms and conditions as the $10.0 million convertible notes issued on January 27, 2006.

9.                                      Commitments and Contingencies

Research and Development Agreements

In October 2004, Focus entered into a design services contract under which Focus agreed to pay $2.9 million to a third party for the design and development of high performance UWB integrated circuits. The contract amount was subsequently increased to $3.2 million. Payments were made upon the completion of specific milestones by the third party. The contract was completed in April 2007.

For the three months ended June 30, 2007, research and development expenses were reduced by $175,000 upon a final reconciliation of time and materials related to this design services contract. For the three months ended June 30, 2006, $117,000 was charged to research and development based on the level of effort incurred by the third party. For the six months ended June 30, 2007, research and development expenses were reduced by $117,000 upon a final reconciliation of time and materials related to the contract. For the six months ended June 30, 2006, $409,000 was charged to research and development based on the level of effort incurred by the third party.

No amounts related to this contract were included within the condensed consolidated balance sheet at June 30, 2007. At December 31, 2006, $141,000 was included within other accrued liabilities on the condensed consolidated balance sheet.

Leases

Focus leases office facilities and certain equipment under operating and capital leases. Under the lease agreements, Focus is obligated to pay for utilities, taxes, insurance and maintenance.

Minimum lease commitments at June 30, 2007 were as follows:

(In thousands)	Operating Lease Commitments	Capital Lease Commitments

2007	$342	$65
2008	262	129
2009	190	—
2010	114	—

	$908	194
Less: amount representing interest		(15)
		179
Less: current portion		(116)

Long-term portion		$63

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

At June 30, 2007, Focus had issued non-cancelable purchase orders for approximately $2.4 million to purchase finished goods from its contract manufacturers, and had not incurred any significant liability for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

Product Warranty Costs.

Focus’ warranty period for its products is generally 90 days to two years. Focus accrues for warranty costs, based on estimated warranty return rates and costs to repair, at the time revenue is recognized. At June 30, 2007 and December 31, 2006, Focus’ reserves for warranty costs were $162,000 and $191,000, respectively.

Changes in Focus’ product warranty liability during the six months ended June 30, 2007 and 2006 were as follows:

	Six Months Ended
(in thousands)	June 30, 2007	June 30, 2006

Balance at January 1	$191	$220
Charged to operations	$71	$111
Reductions	(100)	(131)

Ending balance	$162	$200

General

From time-to-time, Focus is party to certain other claims and legal proceedings that arise in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on Focus’ financial position or results of operation.

10.                             Stockholders’ Equity

As of June 30, 2007, Focus was obligated under certain circumstances, to issue the following additional shares of common stock pursuant to derivative securities, instruments or agreements:

(In thousands)	Shares of Common Stock
Options to purchase common stock	6,155
Warrants to purchase common stock	4,218
Preferred stock convertible into common stock	3,161
Convertible notes	11,943

25,477

On February 20, 2007, Focus entered into two separate transactions with certain investors, relating to the issuance and sale of (i) 4,500,000 shares of Focus common stock at a purchase price of $1.26 per share and warrants to purchase 450,000 shares of common stock at an exercise price of $2.00 per share and (ii) 500,000 shares of common stock at a purchase price of $1.26 per share and warrants to purchase 50,000 shares of Focus common stock at an exercise price of $2.00 per share. In aggregate, Focus sold 5,000,000 shares of common stock and issued warrants to purchase an additional 500,000 shares of common stock. In connection with this transaction Focus received net proceeds of approximately $6.2 million.

During the six months ended June 30, 2007, Focus repurchased 19,612 shares of common stock for $25,000 and included the repurchased shares in treasury stock at June 30, 2007. Such shares had originally been issued in connection with the Company’s stock compensation plans as restricted stock.

11.                               Related Party Transactions

Carl Berg

In December 2002, Mr. Berg provided Samsung Semiconductor Inc., one of Focus’ contracted ASIC manufacturers, with a personal guarantee to secure Focus’ working capital requirements for ASIC purchase order fulfillment. Mr. Berg agreed to provide the personal guarantee on Focus’ behalf without additional cost or collateral, as Mr. Berg maintains a secured priority interest in substantially all of Focus’ assets. At June 30, 2007, Focus owed Samsung $129,000 under net 30 terms.

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

In connection with the $10.0 million convertible note financing completed in January 2006, Focus entered into an amendment to the Intercreditor Agreement by and among the Bank, Mr. Berg and Focus, pursuant to which the  Bank, Mr. Berg and the holders of the notes have defined their relative rights and priorities with respect to the shared collateral, with the Bank having a first priority security interest in certain specified collateral of Focus and an Intercreditor Agreement specifying the shared interests of the note holders and Mr. Berg in the collateral securing both the notes (all of Focus’ assets) and Mr. Berg’s guaranty of Focus’ obligations to the  Bank, subject to the priority security interest of the Bank.

Dolby Laboratories Inc.

N. William Jasper Jr., who is the Chairman of Focus’ Board of Directors, is also the President and Chief Executive Officer of Dolby Laboratories, Inc. (“Dolby”), a signal processing technology company located in San Francisco, California. Focus is required to submit quarterly royalty payments to Dolby based on Dolby technology incorporated into certain products. For the three months ended June 30, 2007 and 2006, Focus paid Dolby $9,000 and $4,000 respectively in royalties, which were recorded in cost of revenue. For the six months ended June 30, 2007 and 2006, Focus paid Dolby $21,000 and $9,000 respectively in royalties, which were recorded in cost of revenue.

Norman Schlomka

Norman Schlomka, General Manager of COMO and an executive officer of Focus since February 2006, owns one third of the building that COMO occupies. For the three months periods ended June 30, 2007 and 2006, Focus paid rent related to this building of approximately $24,000 and $15,000, respectively. For the six months ended June 30, 2007 and 2006, Focus paid rent related to this building of approximately $46,000 and $30,000, respectively.

12.          Business Segment Information

Focus’ reportable segments are Systems and Semiconductor. These reportable segments have distinct products — Systems consists of products designed to provide solutions in video acquisition, media asset management and digital signage and Semiconductor consists of ASICs. Focus’ chief operating decision maker is the CEO.

Focus evaluates segment performance based on operating income (loss) and does not allocate net interest, other income or taxes to operating segments. Additionally, Focus does not allocate assets by operating segment.

	Three Months Ended June, 2007
	Systems	Semiconductor	Total

Net revenue	$7,020	$1,334	$8,354
Cost of revenue	3,891	553	4,444
Gross margin	3,129	781	3,910

Operating expenses:
Sales, marketing and support	1,732	747	2,479
General and administrative	662	386	1,048
Research and development	1,037	2,942	3,979
Amortization of intangible assets	30	21	51
	3,461	4,096	7,557
Loss from operations	$(332)	$(3,315)	$(3,647)

	Six Months Ended June 30, 2007
	Systems	Semiconductor	Total

Net revenue	$12,873	$2,568	$15,441
Cost of revenue	7,252	1,113	8,365
Gross margin	5,621	1,455	7,076

Operating expenses:
Sales, marketing and support	3,045	1,559	4,604
General and administrative	1,369	776	2,145
Research and development	2,137	5,780	7,917
Amortization of intangible assets	94	62	156
	6,645	8,177	14,822
Loss from operations	$(1,024)	$(6,722)	$(7,746)

	Three Months Ended June, 2006
	Systems	Semiconductor	Total

Net revenue	$6,663	$1,794	$8,457
Cost of revenue	3,730	940	4,670
Gross margin	2,933	854	3,787

Operating expenses:
Sales, marketing and support	2,076	472	2,548
General and administrative	545	520	1,065
Research and development	678	2,188	2,866
Amortization of intangible assets	75	52	127
	3,374	3,232	6,606
Loss from operations	$(441)	$(2,378)	$(2,819)

	Six Months Ended June, 2006
	Systems	Semiconductor	Total

Net revenue	$12,415	$3,175	$15,590
Cost of revenue	7,403	1,735	9,138
Gross margin	5,012	1,440	6,452

Operating expenses:
Sales, marketing and support	3,659	963	4,622
General and administrative	1,150	830	1,980
Research and development	1,334	4,513	5,847
Amortization of intangible assets	157	97	254
	6,300	6,403	12,703
Loss from operations	$(1,288)	$(4,963)	$(6,251)

13.          Comprehensive Loss

Comprehensive loss includes net loss and foreign currency translation adjustments. The components of comprehensive loss are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Net loss	$(3,967)	$(4,874)	$(8,357)	$(12,044)
Other comprehensive loss:
Foreign currency translation adjustments	(60)	(66)	(39)	(107)

Comprehensive loss	$(4,027)	$(4,940)	$(8,396)	$(12,151)

14.          Income Taxes

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertain Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”) and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the adoption of FIN 48, there was no impact to the Company’s consolidated financial position, results of operations or cash flows for the six month period ended June 30, 2007. In accordance with FIN 48, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes. At June 30, 2007 no interest or penalties related to unrecognized tax benefits had been recorded.  There was no change to the Company’s unrecognized tax benefits for the six month period ended June 30, 2007.

The Company and certain of its subsidiaries are subject to taxation in the U.S. and various states and foreign jurisdictions.  All the Company’s tax years will be open to examination by the U.S. federal and certain state tax authorities due to the Company’s net operating loss and overall credit carry forward position.  With few exceptions, the Company is not subject to examination by foreign tax authorities for years before 2004.

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

Certain Factors That May Affect Future Results

Discussions of certain matters in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words or phrases such as “believe”, “plan”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “forecast”, “may increase”, “may fluctuate”, “may improve” and similar expressions or future or conditional verbs such as “will”, “should”, “would”, and “could”.

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

RESULTS OF OPERATIONS

Net revenue

	Three Months Ended
			Increase	% increase
(Dollars in thousands)	June 30, 2007	June 30, 2006	(decrease)	(decrease)

Systems products	$7,020	$6,663	$357	5.4%
Semiconductor products	1,334	1,794	(460)	(25.6)%

	$8,354	$8,457	$(103)	(1.2)%

	Six Months Ended
			Increase	% increase
(Dollars in thousands)	June 30, 2007	June 30, 2006	(decrease)	(decrease)

Systems products	$12,873	$12,415	$458	3.7%
Semiconductor products	2,568	3,175	(607)	(19.1)%

	$15,441	$15,590	$(149)	(1.0)%

Revenue for the three months ended June 30, 2007 was $8.4 million, a decrease of $103,000, or 1.2%, compared with the three months ended June 30, 2006.  Revenue for the six months ended June 30, 2007 was $15.4 million, a decrease of $149,000, or 1.0%, compared with the six months ended June 30, 2006.

For the three months ended June 30, 2007, net sales of systems products to distributors, retailers and Value Added Resellers, were approximately $7.0 million compared to $6.7 million for the same period in 2006, an increase of $357,000. For the six months ended June 30, 2007, net sales of our systems products were approximately $12.9 million compared to $12.4 million for the same period in 2006, an increase of $458,000. This increase in sales of systems products mainly reflects sales of our Direct to Edit acquisition products and ProxSys products, partially offset by a decrease in sales of digital signage systems.

Sales of semiconductor products to distributors and OEM customers were approximately $1.3 million in the three months ended June 30, 2007, compared to $1.8 million for the same period in 2006, a decrease of $460,000. For the six months ended June 30, 2007, sales of our semiconductor products were approximately $2.6 million compared to $3.2 million for the same period in 2006, a decrease of $607,000. This decrease reflects a decrease in the demand by a customer that had incorporated our video convergence chips in their portable media player (PMP) player in 2006. Subsequent orders from that customer were not received in 2007.

As of June 30, 2007, we had a sales order backlog of approximately $1.8 million, a decrease of $500,000 when compared to the first quarter of 2007.

Sales to two customers accounted for 29% of our revenue in the three months ended June 30, 2007. Sales to two customers accounted for 36% of our revenue in the three months ended June 30, 2006. Sales to one customer accounted for 15% of our revenue for the six month ended in June 30, 2007. Sales to two customers accounted for more than 25% of our revenue in the six months ended June 30, 2006.

Gross margin

	Three Months Ended
(Dollars in thousands)	June 30, 2007	June 30, 2006	Increase

Gross margin	$3,910	$3,787	$123

Gross margin rate	46.8%	44.8%	2.0 percentage points

	Six Months Ended
(Dollars in thousands)	June 30, 2007	June 30, 2007	Increase

Gross margin	$7,076	$6,452	$624

Gross margin rate	45.8%	41.4%	4.4 percentage points

Our gross margin rate for the three months ended June 30, 2007 increased to 46.8% from 44.8% for the three months ended June 30, 2006, an increase of 2.0 percentage points. Our gross margin rate in the six months ended June 30, 2007 increased to 45.8% from 41.4% in the six months ended June 30, 2006, an increase of 4.4 percentage points. This increase in the gross margin rate mainly reflects an increase in sales of our higher margin products and improved margins on our TV-Out semiconductor chips.

Operating expenses

	Three Months Ended
(Dollars in thousands)	June 30, 2007		June 30, 2006		Increase / (Decrease)
		% of		% of		% of
		revenue		revenue		revenue

Sales, marketing and support	$2,479	29.7%	$2,548	30.1%	$(69)	(0.4)%
General and administrative	1,048	12.5%	1,065	12.6%	(17)	(0.1)%
Research and development	3,979	47.6%	2,866	33.9%	1,113	13.7%
Amortization of intangible assets	51	0.6%	127	1.5%	(76)	(0.9)%

	$7,557	90.4%	$6,606	78.1%	$951	12.3%

	Six Months Ended
(Dollars in thousands)	June 30, 2007		June 30, 2006		Increase / (Decrease)
	% of			% of		% of
	revenue			revenue		revenue

Sales, marketing and support	$4,604	29.8%	$4,622	29.6%	$(18)	0.2%
General and administrative	2,145	13.9%	1,980	12.7%	165	1.2%
Research and development	7,917	51.3%	5,847	37.5%	2,070	13.8%
Amortization of intangible assets	156	1.0%	254	1.6%	(98)	(0.6)%

	$14,822	96.0%	$12,703	81.4%	$2,119	14.6%

Sales, marketing and support

Sales, marketing and support expenses for the three and six months ended June 30, 2007 were $2.5 million and $4.6 million, respectively, consistent with amounts for the three and six month ended June 30, 2006.

General and administrative

General and administrative expenses for the three months ended June 30, 2007 were $1.0 million, compared to $1.1 million for the three months ended June 30, 2006. General and administrative expenses for the six months ended June 30, 2007 were $2.1 million, an increase of $165,000 from $2.0 million for the six months ended June 30, 2006.

The increase in general and administrative expenses reflects an increase in consulting fees of $53,000 mainly related to implementation of the requirements of Section 404 of the Sarbanes-Oxley Act, an increase in legal fees of $37,000 and an increase in payroll and payroll related expenses of $116,000, partially offset by a decrease of $37,000 in investor relation expenses.

Research and development

Research and development expenses for the three months ended June 30, 2007 were $4.0 million, an increase of $1.1 million from $2.9 million for the three months ended June 30, 2006. The increase in research and development expenses mainly reflects an increase in payroll and payroll-related expenses of $145,000 and an increase in material and prototyping charges of $990,000 related to our UWB initiative. The increase in payroll and payroll-related expenses is due to a higher average headcount during the three months ended June 30, 2007 compared to the three months ended June 30, 2006. These increases were partially offset by a decrease in consulting expense due to the completion of a third party design service.

Research and development expenses for the six months ended June 30, 2007 were $7.9 million, compared to $5.8 million for the six months ended June 30, 2006, an increase of $2.1 million. The increase in research and development expenses mainly reflects an increase in payroll and payroll-related expenses of $1,640,000 and an increase in material and prototyping charges of $500,000. The increase in payroll and payroll-related expenses mainly due to a higher average headcount during the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Amortization

Amortization expense was recorded as follows:

	Three Months Ended
(In thousands)	June 30, 2007	June 30, 2006	Decrease

Cost of revenue	$6	$46	$(40)
Operating expenses	51	127	(76)

	$57	$173	$(116)

	Six Months Ended
(In thousands)	June 30, 2007	June 30, 2006	Decrease

Cost of revenue	$30	$91	$(61)
Operating expenses	156	254	(98)

	$186	$345	$(159)

Amortization expense for the three months ended June 30, 2007 and 2006 was $57,000 and $173,000 respectively.  Amortization expense for the six months ended June 30, 2007 was $186,000, which decreased $159,000 from the six months ended June 30, 2006. The decrease in amortization expense reflects the completion of amortization for certain intangibles associated with our acquisition of COMO Computer & Motion GmbH in February 2004 and Visual Circuits Corporation in May 2004.

Interest expense, net, Value of derivative liability, Change in value of derivative liability and Other income, net

	Three Months Ended
			Increase /
(Dollars in thousands)	June 30, 2007	June 30, 2006	(Decrease)

Interest expense, net	$(299)	$(292)	$7

Change in value of derivative security liability	$—	$(1,761)	$(1,761)

Other expense, net	$(2)	$(2)	$—

	Six Months Ended
(Dollars in thousands)	June 30, 2007	June 30, 2006	Increase / (Decrease)

Interest expense, net	$(589)	$(491)	$98

Value of derivative liability	$—	$(4,000)	$(4,000)

Change in value of derivative security liability	$—	$(1,361)	$(1,361)

Other income, net	$1	$68	$(67)

Net interest expense for the three months ended June 30, 2007 was $299,000, compared to $292,000 in the three months ended June 30, 2006. Net interest expense for the six months ended June 30, 2007 was $589,000 compared to $491,000 in the six months ended June 30, 2006. The increase in net interest expense reflects interest expense on approximately $17.4 million of debt at June 30, 2007 compared to debt of approximately $13.4 million at June 30, 2006.

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

The six month change in value of the derivative security represents the difference between the fair value of the derivative liability when the convertible notes were issued and the fair value of the derivative liability at June 30, 2006. The revaluation of the derivative liability resulted in a $1.4 million expense in the six months ended June 30, 2006.

Other income (expense) for the three and six months ended June 30, 2007 consists mainly of fluctuations associated with exchange rate differences related to transactions denominated in Euros.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2007 and the year ended December 31, 2006, we incurred net losses of $8.4 million and $15.9 million, respectively, and used cash in operating activities of $7.9 million, and $8.3 million, respectively. Absent continued access to capital from the sale of securities or other sources, we may potentially be unable to continue as a going concern.

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

(Dollars in thousands)	June 30, 2007	December 31, 2006

Cash and cash equivalents	$3,986	$5,969
Working capital	$1,375	$2,410
Days sales outstanding (DSO)	47.9	36.0
Inventory turns - annualized	4.1	5.2

	Six Months Ended
	June 30, 2007	June 30, 2006

Net cash used in operating activities	$(7,881)	$(7,885)
Net cash used in investing activities	$(490)	$(296)
Net cash provided by financing activities	$6,383	$8,404

Net cash used in operating activities

	Six Months Ended,
	June 30, 2007	June 30, 2006	Change in
	cash (used)	cash (used)	cash (used)
(In thousands)	provided	provided	provided

Net loss	$(8,357)	$(12,044)	$3,687
Non-cash income statement items	1,609	6,433	(4,824)
Adjusted net loss	(6,748)	(5,611)	(1,137)

Changes in working capital	(1,133)	(2,274)	1,141

Net cash used in operating activities	$(7,881)	$(7,885)	$4

Net cash used in operating activities for the six months ended June 30, 2007 and 2006 was $7.9 million for both periods presented. Net loss adjusted for non-cash items was $6.7 million at June 30, 2007 increased by changes in working capital of $1.1 million. Net loss adjusted for non-cash items was $5.6 million at June 30, 2006 increased by changes in working capital of $2.3 million.

Two customers had accounts receivable balances in excess of 10% of our total accounts receivable at June 30, 2007. These customers accounted for 32% of our total accounts receivable at that date.

We expect that our operating cash flows may fluctuate in future periods as a result of fluctuations in our operating results, shipment timetable and accounts receivable collections, inventory management, and the timing of payments among other factors.

Net cash used in investing activities

Net cash used in investing activities was $490,000 for the six months ended June 30, 2007, compared to $296,000 used in the six months ended June 30, 2006. The increase in cash used in investing activities mainly reflects the timing of purchases of equipment and design tools related to our investment in UWB technology.

Net cash provided by financing activities

Net cash provided by financing activities was $6.4 million for the six months ended June 30, 2007, compared to $8.4 million for the six months ended June 30, 2006. The net cash provided by financing activities in the six months ended June 30, 2007 mainly consists of net proceeds of $6.2 million from the issuance of stock in a private placement and $207,000 from the exercise of stock options and warrants. The net cash provided by financing activities in the six months ended June 30, 2006 mainly consists of proceeds of $10.0 million from the issuance of convertible notes, $3.0 million of borrowing under the line of credit and proceeds of $945,000 from the exercise of stock options and warrants, partially offset by the repayment of $5.5 million associated with our term loan and line of credit.

Capital Resources and Liquidity Outlook

We have incurred losses and used net cash in operating activities for the six months ended June 30, 2007 and each of the two years in the period ended December 31, 2006, and as such, have been dependent upon raising money for short- and long-term cash needs through the issuance of debt, proceeds from the exercise of options and warrants, and the sale of our common stock in private placements.

In November 2004, we obtained a revolving $4.0 million bank credit line under which we can borrow up to 90% of our eligible outstanding accounts receivable, excluding accounts receivable of COMO. Carl Berg, a Company director and shareholder, provided a personal guarantee to secure this credit line. In connection with this credit line, Greater Bay Bank (“the Bank”) obtained a first priority security interest on our accounts receivable through an agreement with Mr. Berg, which enabled Mr. Berg to retain his existing security interest in all of our assets while subordinating to the Bank his security interest in our accounts receivable. The Bank credit line is subject to ongoing covenants, including a covenant related to operating results. Interest is payable under this loan at prime plus 1%. At June 30, 2007, there was an outstanding balance on this credit line of $3.45 million, $550,000 less than the maximum amount of $4.0 million that was available to borrow. The credit line expires on February 23, 2008.

On June 28, 2005, we signed a term loan agreement with the Bank under which we can borrow up to $2.5 million. The term loan has a maturity date of February 23, 2008, is interest only until maturity and is in addition to our existing $4.0 million accounts receivable based secured line of credit facility described above with the Bank. Interest is payable under this loan at prime plus 1%. At June 30, 2007, the outstanding balance under this term loan was $2.5 million which is the maximum amount available to borrow.

On January 27, 2006, we raised gross proceeds of $10.0 million from the issuance of secured convertible notes to a group of private investors. Interest accrues on the principal amount of the notes at a rate of 10% per annum, payable semi-annually. The notes are convertible into shares of Focus common stock at a conversion price of $1.00 per share. The notes are due January 1, 2011 and are secured by all of the assets of Focus. Under certain circumstances, including a change in control or our failure to continue to be listed on the Nasdaq Stock Market, the due date of the notes may be accelerated. On June 30, 2006 and December 30, 2006, in accordance with the terms of the secured convertible notes, we issued an additional $425,000 and $521,000 of convertible notes in lieu of a cash interest payment due on June 30, 2006 and December 30, 2006, respectively. We issued an additional $547,000 of convertible notes to satisfy our interest obligations under the secured convertible notes for the interest payment that was due June 30, 2007.

We received net proceeds of $6.2 million from the issuance of common stock to a group of private investors in February 2007.  In addition to these funds, we will have to raise additional amounts to complete development and launch commercialization of our UWB products. The amount necessary will depend upon the results and timing of ongoing UWB development efforts and the anticipated growth of our semiconductor and systems businesses.  Our future capital requirements will remain dependent upon  these and other  factors, including cash flow from operations, maintaining our gross margins at current or increased  levels, continued progress in research and development programs, competing technological and market developments, and our ability to market our new products successfully.

Summary of Certain Contractual Obligations as of June 30, 2007

(In thousands)	< 1 year	1-3 years	3-5 years	Total

Capital and operating leases (including interest)	$619	$467	$16	$1,102
Inventory purchase commitments	2,405	—	—	2,405
Convertible notes	—	—	11,493	11,493
Interest on convertible notes	1,149	2,877	—	4,026

	$4,173	$3,344	$11,509	$19,026

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At June 30, 2007, we did not hold any short-term investments that would be exposed to market risk from adverse movements in interest rates.

At June 30, 2007, our outstanding debt obligations consisted of secured convertible notes of $11.5 million — see Note 8, “Borrowings”. A fixed interest rate is applicable to these debt obligations of 10.0% per annum.

Foreign Currency Risk

Gains or losses related to foreign exchange currency transactions were not material for the periods ended June 30, 2007 and 2006.

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

There was no change in our internal control over financial reporting that occurred during our second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We will be required to evaluate our internal controls over financial reporting and prepare a management assessment on our internal controls in order to comply with the requirements of the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 requires that the management assessment of our internal controls be audited. We estimate the cost of meeting these requirements will be approximately $650,000 through February 2009.

PART II - OTHER INFORMATION

Item 1.                          Legal Proceedings

From time to time, Focus is party to certain other claims and legal proceedings that arise in the ordinary course of business of which, in the opinion of management, will not have a material adverse effect on Focus’ financial position or results of operations.

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

(In thousands)	Private Placement of Convertible Debt	Private Placements of Common Stock	Exercise of Stock Options and Warrants

2007	—	$6,205	$207
2006	$10,000	—	$3,843
2005	—	$4,531	$152

We received net proceeds of $6.2 million from the issuance of common stock to a group of private investors in February 2007.  In addition to these funds, we will have to raise additional amounts to complete development and launch commercialization of our UWB products. The amount necessary will depend upon the results and timing of ongoing UWB development efforts and the anticipated growth of our Semiconductor and Systems businesses.  Our future capital requirements will remain dependent upon  these and other  factors, including cash flow from operations, maintaining our gross margins at current or increased  levels, continued progress in research and development programs, competing technological and market developments, and our ability to market our new products successfully.  There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all. Moreover, any equity financing or convertible debt financing would result in dilution to our existing stockholders and could have a negative effect on the market price of our common stock.

We have a significant amount of convertible securities that will dilute existing stockholders upon conversion.

At August 6, 2007, we had 3,161 shares of preferred stock issued and outstanding, 4,218,355 warrants and 5,676,499 options outstanding, and $11.5 million of convertible notes, which are all exercisable or convertible into shares of common stock. The 3,161 shares of preferred stock are convertible into 3,161,000 shares of our voting common stock and the convertible notes are convertible into 11,493,000 shares of common stock. Furthermore, at August 6, 2007, 1,938,673 additional shares of common stock were available for grant to our employees, officers, directors and consultants under our current stock option and incentive plans. We also may issue additional shares in acquisitions. Any additional grant of options under existing or future plans or issuance of shares in connection with an acquisition will further dilute existing stockholders.

If our common stock does not meet the minimum bid price requirement to remain listed on the Nasdaq Capital Market, we will be delisted.  If we were to be delisted, it could, among other things, decrease the liquidity of our common stock and limit our ability to raise additional capital and accelerate the amounts due under our $11.5 million outstanding principal amount of convertible notes  at the option of the holders.

Our voting common stock is traded on the Nasdaq Capital Market. There are various quantitative listing requirements for a company to remain listed on the Nasdaq Capital Market, including maintaining a minimum bid price of $1.00 per share of common stock and maintaining stockholders’ equity of $2.5 million.  Our common stock has not met the minimum bid price for the period between July 2, 2007 and Aug 9, 2007.  We expect to receive a letter from Nasdaq informing us that because we did not meet the minimum bid price for 30 consecutive business days, we will have a period of six months to regain compliance with the minimum bid requirement.

At June 30, 2007, we had total stockholders’ equity of $4.5 million. To the extent we incur net losses and do not raise additional equity capital, our stockholders’ equity would decline. If our stockholders equity fell below the $2.5 million and we did not otherwise have $35 million market value of our securities, we would likely receive notification from the Nasdaq Capital Market that we were not in compliance with the minimum bid price rule. If we do not regain compliance within the allotted compliance period, including any extensions that may be granted by the Nasdaq Capital Market, the Nasdaq Capital Market would notify us that our common stock would be delisted from the Nasdaq Capital Market, eliminating the only established trading market for our shares. We would then be entitled to appeal this determination to a Nasdaq Listing Qualifications Panel and request a hearing. If we fail at such hearing in our efforts to retain our listing, we would be delisted.

In the event we are delisted from the Nasdaq Capital Market, we would be forced to list our shares on the OTC Electronic Bulletin Board or some other quotation medium, such as the pink sheets, depending on our ability to meet the specific listing requirements of those quotation systems. As a result, an investor might find it more difficult to trade, or to obtain accurate price quotations for, such shares. Delisting might also reduce our ability to raise capital as well as the visibility, liquidity, and price of our voting common stock. In the event our common stock was not listed on the Nasdaq Capital Market or another established automated over-the-counter trading market in the United States, all amounts outstanding under our $11.5 million senior secured convertible notes would become due and payable at the option of the holders.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

(a) to (e)                                  None.

Item 3.                          Defaults Upon Senior Securities

None.

Item 4.                          Submission of Matters to a Vote of Security Holders

None.

Item 5.                          Other Information

None.

Item 6.                          Exhibits

14.	Code of Conduct (Incorporated by reference to Form 8-K filed on June 13, 2007)
31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of CFO
32.1	CEO 906 Certification
32.2	CFO 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 13, 2007	Focus Enhancements, Inc.
Date	Registrant

	By:	/s/ Brett A. Moyer
Brett A. Moyer
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Gary L. Williams
Gary L. Williams
Executive Vice President of Finance,
Chief Financial Officer
(Principal Accounting Officer)