Form 10-Q
period 2007-09-30
FOCUS ENHANCEMENTS INC
filed 2007-11-14
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007, or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b02 of the Exchange Act).  Yes ☐  No: ☒

As of November 9, 2007, there were 84,644,297 shares of common stock outstanding.

FOCUS ENHANCEMENTS, INC.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Focus Enhancements, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$5,560	$5,969
Accounts receivable, net of allowances of $266 and $304, respectively	4,583	4,188
Inventories	4,131	4,072
Prepaid expenses and other current assets	1,698	1,207
Total current assets	15,972	15,436

Property and equipment, net	1,254	980
Other assets	173	187
Intangible assets, net	—	186
Goodwill	13,191	13,191
	$30,590	$29,980
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,050	$3,424
Accrued liabilities	4,124	3,702
Current portion of capital lease obligations	119	10
Borrowings under line of credit	4,000	3,390
Term loan	1,700	2,500
Total current liabilities	12,993	13,026

Convertible notes	11,493	10,946
Capital lease obligations, net of current portion	32	—
Total liabilities	24,518	23,972

Commitments and contingencies (note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; 3,161 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively (aggregate liquidation preference $3,917)	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 85,149,708 and 73,210,870 shares issued at September 30, 2007 and December 31, 2006, respectively	841	722
Treasury stock at cost, 516,667 and 497,055 shares at September 30, 2007 and December 31, 2006, respectively	(775)	(750)
Additional paid-in capital	123,126	111,203
Accumulated other comprehensive income	190	130
Accumulated deficit	(117,310)	(105,297)
Total stockholders’ equity	6,072	6,008
	$30,590	$29,980

The accompanying notes are an integral part of the condensed consolidated financial statements.

Focus Enhancements, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Net revenue	$7,770	$11,605	$23,211	$27,195
Cost of revenue	4,282	5,819	12,647	14,957
Gross margin	3,488	5,786	10,564	12,238

Operating expenses:
Sales, marketing and support	2,153	2,131	6,757	6,753
General and administrative	1,077	1,025	3,222	3,005
Research and development	3,497	3,114	11,414	8,961
Amortization of intangible assets	—	127	156	381
	6,727	6,397	21,549	19,100
Loss from operations	(3,239)	(611)	(10,985)	(6,862)
Interest expense, net	(396)	(337)	(985)	(828)
Value of derivative liability	—	—	—	(4,000)
Change in value of derivative liability	—	—	—	(1,361)
Other income (expense), net	(3)	82	(2)	150
Loss before income tax expense	(3,638)	(866)	(11,972)	(12,901)
Income tax expense	18	—	41	9
Net loss	$(3,656)	$(866)	$(12,013)	$(12,910)

Net loss per share
Basic and diluted	$(0.05)	$(0.01)	$(0.16)	$(0.19)

Weighted average number of shares used in per share calculations:
Basic and diluted	78,053	69,233	76,510	68,611

The accompanying notes are an integral part of the condensed consolidated financial statements.

Focus Enhancements, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net loss	$(12,013)	$(12,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	759	1,124
Stock-based compensation	713	494
Value of derivative liability	—	4,000
Change in value of derivative liability	—	1,361
Accrued interest on convertible notes	838	689
Amortization of debt issuance costs	15	—
Changes in assets and liabilities:
Accounts receivable	(328)	(467)
Inventories	44	(749)
Prepaid expenses and other assets	(504)	(638)
Other assets	13	(123)
Accounts payable	(394)	714
Accrued liabilities	38	418
Net cash used in operating activities	(10,819)	(6,087)

Cash flows from investing activities:
Purchases of property and equipment	(607)	(412)
Net cash used in investing activities	(607)	(412)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	10,000
Net proceeds from private offerings of common stock	11,098	—
Repayment of lines of credit	(5,590)	(2,966)
Repayment of term loan	(5,000)	(2,500)
Repayment of short-term debt	—	(3)
Proceeds from exercise of common stock options and warrants, net issuance costs	207	1,344
Payments under capital lease obligations	(92)	(93)
Repurchase of common stock	(25)	—
Borrowings under term loan	4,200	700
Borrowings under lines of credit	6,200	500
Net cash provided by financing activities	10,998	6,982

Effect of exchange rate changes on cash and cash equivalents	19	13

Increase (decrease) in cash and cash equivalents	(409)	496
Cash and cash equivalents at beginning of period	5,969	637
Cash and cash equivalents at end of period	$5,560	$1,133

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Description of Business

Incorporated in 1992, Focus Enhancements, Inc. and its subsidiaries (the “Company” or “Focus”) develop and market proprietary video technology in two areas: semiconductor and systems. Semiconductor products include several series of Application Specific Integrated Circuits (“ASICs”), which address the wireless video and data market using Ultra Wideband (“UWB”) technology and the video convergence market. The UWB ASICs are targeted for the wireless USB (Universal Serial Bus) market while the video convergence chips are deployed in portable media players, GPS navigation devices, video conferencing systems, media center and interactive TV applications. Focus systems products are designed to provide solutions for the professional video production market particularly for the video acquisition, media asset management and digital signage markets. Focus markets its systems products primarily through the professional channel. Focus production products include video scan converters, video mixers, standard and high definition digital video disk recorders, MPEG (Moving Picture Experts Group) recorders and file format conversion tools. Focus media asset management systems products include network-based video servers, long-duration program monitors and capture/playout components. Focus digital signage and retail media solutions products include standard and high definition MPEG players and servers. Focus markets its products globally to original equipment manufacturers (“OEMs”), and dealers and distributors in the consumer and professional channels.

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

In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Focus’ financial position, operating results and cash flows for the periods presented. The results of operations and cash flows for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any future period.

The condensed consolidated financial statements of Focus as of September 30, 2007 and for the three and nine-month periods ended September 30, 2007 and 2006 are unaudited and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 included in Focus’ Annual Report on Form 10-K for the year ended December 31, 2006.

3.                                      Equity-Based Compensation

Focus accounts for equity-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which the Company adopted as of January 1, 2006 using the modified prospective method.

The share-based compensation recognized for the three and nine months ended September, 2007 and 2006, respectively, was:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Stock-based compensation expense by type of award:
Employee stock options	$160	$134	$454	$408
Restricted stock awards	83	37	233	86
Total stock-based compensation	243	171	687	494

Tax effect on stock-based compensation	—	—	—	—

Effect on net loss	$243	$171	$687	$494

Effect on net loss per share - basic and diluted	$0.00	$0.00	$0.01	$0.01

Stock Options

The exercise price of each stock option equals the market price of Focus’ common stock on the date of grant. Option grants generally vest over four years and expire 10 years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in the model are outlined in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Average expected term of options	4 years	4 years	4 years	4 years
Risk-free rate of interest	4.61%	4.92%	4.59%	4.72%
Volatility of common stock	76%	81%	80%	81%
Dividend yield	0%	0%	0%	0%

The zero dividend yield is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the combination of historical volatility of the Company’s common stock and the expected moderation in future volatility over the period commensurate with the expected life of the options and other factors. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded Treasury securities for terms equal to the expected term of the options. The expected term calculation is based on the Company’s observed historical option exercise behavior and post-vesting forfeitures of options by employees.

A summary of activity related to Focus’ stock option incentive plans for the nine months ended September 30, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000s)
Options outstanding at January 1, 2007	5,479,537	$1.15
Options granted	1,161,274	$1.28
Options exercised	(70,706)	$1.13
Options canceled	(926,000)	$1.18

Options outstanding at September 30, 2007	5,644,105	$1.17	6.2	$242

Options exercisable and expected to be exercisable at September 30, 2007	5,376,578	$1.17	6.1	$231

Options exercisable at September 30, 2007	3,410,077	$1.22	5.6	$153

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2007 was $0.55 and $0.79 per share, respectively. The intrinsic value of options exercised during the nine months ended September 30, 2007 was $17,000. No options were exercised in the three month period ended September 30, 2007. At September 30, 2007, Focus had $1,060,000 of unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options, which will be recognized over the weighted average period of 2.0 years. Cash received from stock option exercises was $80,000 for the nine months ended September 30, 2007.

The weighted average grant date fair value of options granted in the three and nine months ended September 30, 2006 was $0.72 and $0.51 per share, respectively. The intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $145,000 and $194,000, respectively. Cash received from stock option exercises was $399,000 and $856,000 for the three and nine months ended September 30, 2006, respectively.

The options outstanding and exercisable at September 30, 2007 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Life (Yrs)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.43-$0.97	1,218,488	6.0	$0.72	707,058	$0.70
$0.97-$1.43	3,550,901	6.8	$1.20	1,872,090	$1.21
$1.43-$1.97	792,380	4.0	$1.62	748,593	$1.63
$1.97-$5.75	82,336	5.1	$2.21	82,336	$2.21

Outstanding at September 30, 2007	5,644,105	6.2	$1.17	3,410,077	$1.22

At September 30, 2007, Focus had 1,928,567 shares of common stock available for grant under its current stock option and incentive plans, which include restricted stock.

Restricted Stock Awards

A summary of activity related to Focus’ restricted stock awards for the nine months ended September 30, 2007 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock shares outstanding at beginning of year	730,707	$0.79
Restricted stock shares granted	593,718	$1.37
Restricted stock shares vested	(197,266)	$0.82
Restricted stock shares forfeited	(21,692)	$0.99

Non-vested restricted stock shares outstanding at September 30, 2007	1,105,467	$1.09

At September 30, 2007, Focus had $830,000 of unrecognized compensation expense, net of forfeitures, related to restricted stock awards, which will be recognized over the weighted average period of 2.8 years. During the nine months ended September 30, 2007, 197,266 shares of restricted stock with a fair market value of $258,000 vested. No restricted stock vested during the three months ended September 30, 2007. During the nine months ended September 30, 2006, 61,250 shares of restricted stock with a fair market value of $41,000 vested. No restricted stock vested during the three months ended September 30, 2006.

4.                                      Net Loss per Share

Basic net loss per share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period, if dilutive. Options to purchase 5,644,105 and 6,507,857 shares of common stock, unvested shares of restricted stock of 1,105,467 and 730,307, warrants to purchase 5,752,447 and 5,195,261 shares of common stock and 3,161 shares of preferred stock convertible into 3,161,000 shares of common stock were outstanding at September 30, 2007 and 2006, respectively, but were not included in the computation of diluted net loss per share as the effect would have been anti-dilutive. In addition, promissory notes that are convertible into 11,493,000 and 10,425,000 shares of common stock were outstanding at September 30, 2007 and 2006, respectively, but were not included in the computation of diluted net loss per share as the effect would have been anti-dilutive.

5.                                      Significant Customers

Sales to one customer accounted for 14% of Focus’ revenue in the three months ended September 30, 2007.  Sales to one customer accounted for 13% of Focus’ revenue in the nine months ended September 30, 2007. Sales to one customer accounted for 48% of Focus’ revenue in the three months ended September 30, 2006.  Sales to one customer accounted for 26% of Focus’ revenue in the nine months ended September 30, 2006.

Two customers had accounts receivable balances in excess of 10% of Focus’ total accounts receivable at September 30, 2007. These customers accounted for 27% of Focus’ total accounts receivable at that date. One customer had an accounts receivable balance in excess of 10% of Focus’ total accounts receivable at September 30, 2006. This customer accounted for 24% of Focus’ total accounts receivable at that date.

6.                                      Goodwill and Intangible Assets

Goodwill as of September 30, 2007 and December 31, 2006 included the following:

(In thousands)	Goodwill
Videonics	$5,070
Tview	121
COMO	1,104
Visual Circuits	6,896

$13,191

The following tables provide a summary of the carrying amounts of intangible assets:

	September 30, 2007
		Accumulated	Net
(In thousands)	Gross Amount	Amortization	Amount
Existing technology	$3,945	$(3,945)	$—
Tradename	176	(176)	—

	$4,121	$(4,121)	$—

	December 31, 2006
		Accumulated	Net
(In thousands)	Gross Amount	Amortization	Amount
Existing technology	$3,945	$(3,759)	$186
Tradename	176	(176)	—

	$4,121	$(3,935)	$186

7.                                      Inventories

Inventories are stated at lower of cost (first-in, first-out) or market:

(In thousands)	September 30, 2007	December 31, 2006
Raw materials	$570	$1,286
Work in process	1,290	1,055
Finished goods	2,271	1,731

	$4,131	$4,072

8.                                      Borrowings

(In thousands)	September 30, 2007	December 31, 2006

Short-term debt:
Accounts receivable-based line of credit	$4,000	$3,390
Term loan	1,700	2,500
	5,700	5,890
Long-term debt:
Convertible notes	11,493	10,946

	$17,193	$16,836

Accounts Receivable-Based Line of Credit

In November 2004, Focus obtained a $4.0 million line of credit from Greater Bay Bank (“the Bank”) under which it can borrow up to 90% of its eligible outstanding accounts receivable. The credit line expires on February 23, 2008 as a result of an extension granted in February 2007 and is collateralized by a personal guarantee from Carl Berg, a Company director and shareholder. In connection with this credit line, the Bank has obtained a first priority security interest in Focus’ accounts receivable through an agreement with Mr. Berg, which enables Mr. Berg to retain his existing security interest in all of Focus’ assets while subordinating his pre-existing security interest in Focus’ accounts receivable. In connection with the February 2007 extension, Focus agreed to pay loan commitment fees of $22,500 and agreed to issue a warrant to the Bank to purchase 48,148 shares of common stock at an exercise price of $1.35 per share. In addition, Mr. Berg agreed to continue to personally guarantee both the $4.0 million accounts receivable-based line of credit and the $2.5 million term loan to the Bank. In connection with Mr. Berg’s continued extension of his personal guarantee, Focus agreed to issue to Mr. Berg a warrant to purchase 48,148 shares of common stock at an exercise price of $1.35 per share. The warrants issued in this extension transaction were valued at $26,000 using the Black-Scholes option pricing model. The warrant issued to the Bank will be amortized to interest expense over the term of the line of credit and the warrant issued to Mr. Berg was charged to general and administrative expense at the time of issuance.

The credit line is subject to ongoing covenants including a covenant based on operating results. Borrowings under the credit line bear interest at a rate of prime plus 1%, which was 8.75% at September 30, 2007. At September 30, 2007, there was an outstanding balance on this credit line of $4.0 million. Based on Focus' September 30, 2007 eligible account receivable, the maximum amount available to borrow was $3.6 million. Therefore, on October 16, 2007 Focus repaid $400,000 under the line of credit. The credit line expires on February 28, 2008.

Term Loan

On June 28, 2005, Focus signed a term loan agreement with the Bank under which Focus can borrow up to $2.5 million. The term loan expires on February 23, 2008 as a result of extensions granted in February and March 2007. Mr. Berg has personally guaranteed the loan, which is interest only until maturity and is in addition to Focus’ existing $4.0 million accounts receivable-based secured line of credit that Focus has with the Bank. Interest is payable under this term loan at prime plus 1%, which was 8.75% at September 30, 2007. At September 30, 2007, there was an outstanding balance under this term loan of $1.7 million, which gave Focus the ability to borrow an additional $800,000 to the maximum amount of $2.5 million.

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

•                  The notes are collateralized by all of the assets of Focus in accordance with the terms and subject to the conditions contained in a security agreement entered into concurrently with the issuance of the notes.

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

Pursuant to a Registration Rights Agreement with the Purchasers dated January 24, 2006 (the “Registration Rights Agreement”), Focus agreed to file a resale registration statement covering the resale of the shares issuable to the investors upon the conversion of the notes. The due date may accelerate in the event Focus commences any case relating to bankruptcy or insolvency, or related events of default.

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

For the three months ended September 30, 2007, there were no expenses related to this project, which was completed in April 2007. For the three months ended September 30, 2006, $58,000 was charged to research and development based on the level of effort incurred by the third party. For the nine months ended September 30, 2007, research and development expenses were reduced by $117,000 upon a final reconciliation of time and materials related to the contract. For the nine months ended September 30, 2006, $467,000 was charged to research and development based on the level of effort incurred by the third party. No amounts related to this contract were included within the condensed consolidated balance sheet at September 30, 2007. At December 31, 2006, $141,000 was included within other accrued liabilities on the condensed consolidated balance sheet.

In September 2007, Focus entered into a design services contract under which Focus agreed to pay approximately $1.3 million to a third party for the design and development of new UWB integrated circuits. Payments will be made upon the completion of specific milestones by the third party. Work had not begun as of September 30, 2007.

Leases

Focus leases office facilities and certain equipment under operating and capital leases. Under the lease agreements, Focus is obligated to pay for utilities, taxes, insurance and maintenance.

Minimum lease commitments at September 30, 2007 were as follows:

(In thousands)	Operating Lease Commitments	Capital Lease Commitments

2007	$193	$32
2008	662	129
2009	602	—
2010	444	—

	$1,901	161
Less: amount representing interest		(10)
		151
Less: Long-term portion		(32)

Current portion		$119

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

At September 30, 2007, Focus had issued non-cancelable purchase orders for approximately $1.3 million for finished goods from its contract manufacturers, and had not incurred any significant liability for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

Product Warranty Costs.

Focus’ warranty period for its products is generally 90 days to two years. Focus accrues for warranty costs, based on estimated warranty return rates and costs to repair, at the time revenue is recognized. At September 30, 2007 and December 31, 2006, Focus’ reserves for warranty costs were $159,000 and $191,000, respectively.

Changes in Focus’ product warranty liability during the nine months ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended
(In thousands)	September 30, 2007	September 30, 2006

Balance at January 1	$191	$220
Charged to operations	111	118
Reductions	(143)	(113)

Ending balance	$159	$225

General

From time-to-time, Focus is party to certain claims and legal proceedings that arise in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on Focus’ financial position or results of operation.

10.                               Stockholders’ Equity

As of September 30, 2007, Focus was obligated under certain circumstances, to issue the following additional shares of common stock pursuant to derivative securities, instruments or agreements:

(In thousands)	Shares of Common Stock

Options to purchase common stock	5,644
Warrants to purchase common stock	5,752
Preferred stock convertible into common stock	3,161
Convertible notes	11,493

26,050

In September 2007, Focus entered into two separate transactions with certain investors, relating to the issuance and sale of (i) 2,272,728 shares of Focus common stock at a purchase price of $0.88 per share and warrants to purchase 568,182 shares of common stock at an exercise price of $1.05 per share and (ii) 3,863,635 shares of common stock at a purchase price of $0.88 per share and warrants to purchase 965,910 shares of Focus common stock at an exercise price of $1.05 per share. In aggregate, Focus sold 6,136,363 shares of common stock and issued warrants to purchase an additional 1,534,092 shares of common stock. In connection with this transaction Focus received net proceeds of approximately $4.9 million.

In February 2007, Focus entered into two separate transactions with certain investors, relating to the issuance and sale of (i) 4,500,000 shares of Focus common stock at a purchase price of $1.26 per share and warrants to purchase 450,000 shares of common stock at an exercise price of $2.00 per share and (ii) 500,000 shares of common stock at a purchase price of $1.26 per share and warrants to purchase 50,000 shares of Focus common stock at an exercise price of $2.00 per share. In aggregate, Focus sold 5,000,000 shares of common stock and issued warrants to purchase an additional 500,000 shares of common stock. In connection with this transaction Focus received net proceeds of approximately $6.2 million.

During the nine months ended September 30, 2007, Focus repurchased 19,612 shares of common stock for $25,000 and included the repurchased shares in treasury stock at September 30, 2007. Such shares had originally been issued in connection with the Company’s stock compensation plans as restricted stock.

11.                               Related Party Transactions

Carl Berg

In December 2002, Mr. Berg provided Samsung Semiconductor Inc., one of Focus’ contracted ASIC manufacturers, with a personal guarantee to secure Focus’ working capital requirements for ASIC purchase order fulfillment. Mr. Berg provided the personal guarantee without additional cost or collateral, as Mr. Berg maintains a secured priority interest in substantially all of Focus’ assets. At September 30, 2007, Focus owed Samsung $239,000 under net 30 terms.

In November 2004, Focus secured a line of credit of up to $4.0 million under which Focus could borrow up to 90% of its eligible outstanding accounts receivable. This line of credit is secured by a personal guarantee from Mr. Berg. In connection with this line of credit, the Bank obtained a priority security interest in Focus’ accounts receivable. Mr. Berg will maintain his security interest in all Focus’ assets, subject to the Bank’s lien on accounts receivable.

On March 19, 2007, as described above in Note 8, Mr. Berg received a warrant to purchase 48,148 shares of common stock in connection with Mr. Berg maintaining his personal guarantee of the term loan and accounts receivable-based line of credit, which were both extended to February 23, 2008. The warrant was issued at $1.35 per share and expires on March 19, 2012. The warrant was valued at $26,000 using the Black-Scholes option pricing model and was charged to general and administrative expense at the time of issuance.

In connection with the $10.0 million convertible note financing completed in January 2006, Focus entered into an amendment to the Intercreditor Agreement by and among the Bank, Mr. Berg and Focus, pursuant to which the  Bank, Mr. Berg and the holders of the notes defined their relative rights and priorities with respect to the shared collateral, with the Bank having a first priority security interest in certain specified collateral of Focus and an Intercreditor Agreement specifying the shared interests of the note holders and Mr. Berg in the collateral securing both the notes (all of Focus’ assets) and Mr. Berg’s guaranty of Focus’ obligations to the  Bank, all subject to the priority security interest of the Bank in such respective collateral.

Dolby Laboratories Inc.

N. William Jasper Jr., the Chairman of Focus’ Board of Directors, is also the President and Chief Executive Officer of Dolby Laboratories, Inc. (“Dolby”), a signal processing technology company located in San Francisco, California. Focus is required to submit quarterly royalty payments to Dolby based on Dolby technology incorporated into certain products. For the three months ended September 30, 2007 and 2006, Focus paid Dolby $9,000 and $8,000, respectively, in royalties, which were recorded in cost of revenue. For the nine months ended September 30, 2007 and 2006, Focus paid Dolby $30,000 and $17,000, respectively in royalties, which were recorded in cost of revenue. Focus’ arrangements with Dolby are on standard commercial terms.

Norman Schlomka

Norman Schlomka, General Manager of COMO and an executive officer of Focus since February 2006, owns one third of the building, located in Raisdorf, Germany, that COMO occupies. For the three month periods ended September 30, 2007 and 2006, Focus paid rent related to this building of approximately $24,000 and $15,000, respectively. For the nine months ended September 30, 2007 and 2006, Focus paid rent related to this building of approximately $72,000 and $45,000, respectively. The rent is on commercial terms deemed to be fair market value and comparable to other rents in the area.

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

	Three Months Ended September, 2007
	Systems	Semiconductor	Total

Net revenue	$6,505	$1,265	$7,770
Cost of revenue	3,735	547	4,282
Gross margin	2,770	718	3,488

Operating expenses:
Sales, marketing and support	1,444	709	2,153
General and administrative	683	394	1,077
Research and development	1,111	2,386	3,497
Amortization of intangible assets	—	—	—
	3,238	3,489	6,727
Loss from operations	$(468)	$(2,771)	$(3,239)

	Nine Months Ended September 30, 2007
	Systems	Semiconductor	Total

Net revenue	$19,378	$3,833	$23,211
Cost of revenue	10,987	1,660	12,647
Gross margin	8,391	2,173	10,564

Operating expenses:
Sales, marketing and support	4,489	2,268	6,757
General and administrative	2,052	1,170	3,222
Research and development	3,248	8,166	11,414
Amortization of intangible assets	94	62	156
	9,883	11,666	21,549
Loss from operations	$(1,492)	$(9,493)	$(10,985)

	Three Months Ended September, 2006
	Systems	Semiconductor	Total

Net revenue	$5,441	$6,164	$11,605
Cost of revenue	3,332	2,487	5,819
Gross margin	2,109	3,677	5,786

Operating expenses:
Sales, marketing and support	1,488	643	2,131
General and administrative	618	407	1,025
Research and development	902	2,212	3,114
Amortization of intangible assets	78	49	127
	3,086	3,311	6,397
Income (loss) from operations	$(977)	$366	$(611)

	Nine Months Ended September, 2006
	Systems	Semiconductor	Total

Net revenue	$17,856	$9,339	$27,195
Cost of revenue	10,735	4,222	14,957
Gross margin	7,121	5,117	12,238

Operating expenses:
Sales, marketing and support	5,147	1,606	6,753
General and administrative	1,768	1,237	3,005
Research and development	2,236	6,725	8,961
Amortization of intangible assets	235	146	381
	9,386	9,714	19,100
Loss from operations	$(2,265)	$(4,597)	$(6,862)

13.          Comprehensive Loss

Comprehensive loss includes net loss and foreign currency translation adjustments. The components of comprehensive loss are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Net loss	$(3,656)	$(866)	$(12,013)	$(12,910)
Other comprehensive income (loss)
Foreign currency translation adjustments	99	(22)	60	(129)

Comprehensive loss	$(3,577)	$(888)	$(11,953)	$(13,039)

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

As a result of the adoption of FIN 48, there was no impact to the Company’s consolidated financial position, results of operations or cash flows for the nine month period ended September 30, 2007. In accordance with FIN 48, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes. At September 30, 2007 no interest or penalties related to unrecognized tax benefits had been recorded.  There was no change to the Company’s unrecognized tax benefits for the nine month period ended September 30, 2007.

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

In particular, statements contained in this document that are not historical facts (including, but not limited to, statements concerning anticipated revenues, anticipated operating expense levels, capital resources and needs and liquidity outlook, potential new products and orders, and such expense levels relative to our total revenues) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results of operations and financial condition have varied and may in the future vary significantly and materially from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the availability of capital to fund our future cash needs, reliance on major customers, history of operating losses, market acceptance of our products, technological obsolescence, competition, successful integration of acquisitions, component supply problems and protection of proprietary information, the unpredictability of costs to develop new technologies, as well as the accuracy of our internal estimates of revenue and operating expense levels.  For a discussion of these factors and some of the factors that might cause such a difference see also Item 1A of our Form 10-K under the heading “Risk Factors” and those described from time to time in our other reports filed with the Securities and Exchange Commission.  These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements except, as required by law.

RESULTS OF OPERATIONS

Net revenue

	Three Months Ended
(Dollars in thousands)	September 30, 2007	September 30, 2006	Increase (decrease)	% increase (decrease)

Systems products	$6,505	$5,441	$1,064	19.6%
Semiconductor products	1,265	6,164	(4,899)	(79.5)%

	$7,770	$11,605	$(3,835)	(33.0)%

	Nine Months Ended
(Dollars in thousands)	September 30, 2007	September 30, 2006	Increase (decrease)	% increase (decrease)

Systems products	$19,378	$17,856	$1,522	8.5%
Semiconductor products	3,833	9,339	(5,506)	(59.0)%

	$23,211	$27,195	$(3,984)	(14.6)%

Revenue for the three months ended September 30, 2007 was $7.8 million, a decrease of $3.8 million, or 33%, compared with the three months ended September 30, 2006.  Revenue for the nine months ended September 30, 2007 was $23.2 million, a decrease of $4.0, or 14.6%, compared with the nine months ended September 30, 2006.

For the three months ended September 30, 2007, net sales of systems products to distributors, retailers and value added resellers, were approximately $6.5 million compared to $5.4 million for the same period in 2006, an increase of $1.1 million. For the nine months ended September 30, 2007, net sales of our systems products were approximately $19.4 million compared to $17.9 million for the same period in 2006, an increase of $1.5 million. This increase in sales of systems products mainly reflects sales of our Direct to Edit acquisition products and ProxSys products, partially offset by a decrease in sales of digital signage systems.

Sales of semiconductor products to distributors and OEM customers were approximately $1.3 million in the three months ended September 30, 2007, compared to $6.2 million for the same period in 2006, a decrease of $4.9 million. For the nine months ended September 30, 2007, sales of our semiconductor products were approximately $3.8 million compared to $9.3 million for the same period in 2006, a decrease of $5.5 million. This decrease reflects reduced demand by a customer that had incorporated our video convergence chips in its portable media player (PMP) in 2006. We did not receive subsequent orders from that customer in 2007.

As of September 30, 2007, we had a sales order backlog of approximately $1.2 million, a decrease of $600,000 compared to June 30, 2007.

Sales to one customer accounted for 14% of our revenue in the three months ended September 30, 2007. Sales to one customer accounted for 48% of our revenue in the three months ended September 30, 2006. Sales to one customer accounted for 13% of our revenue for the nine month ended in September 30, 2007. Sales to one customer accounted for 26% of our revenue in the nine months ended September 30, 2006.

Gross margin

	Three Months Ended
(Dollars in thousands)	September 30, 2007	September 30, 2006	Decrease

Gross margin	$3,488	$5,786	$(2,298)

Gross margin rate	44.9%	49.9%	(5.0)	percentage points

	Nine Months Ended
(Dollars in thousands)	September 30, 2007	September 30, 2006	Increase/ (Decrease)

Gross margin	$10,564	$12,238	$(1,674)

Gross margin rate	45.5%	45.0%	0.5 percentage points

Our gross margin rate for the three months ended September 30, 2007 decreased to 44.9% from 49.9% compared to the three months ended September 30, 2006, a decrease of 5.0 percentage points. The decrease is due to a decrease in semiconductor product sales of $4.9 million, which were at a higher than average gross margin rate. Our gross margin rate in the nine months ended September 30, 2007 increased to 45.5% from 45.0% in the nine months ended September 30, 2006, an increase of 0.5 percentage points. This increase in the gross margin rate is mainly related to product mix.

Operating expenses

	Three Months Ended
(Dollars in thousands)	September 30, 2007		September 30, 2006		Increase / (Decrease)
		% of		% of		% of
		revenue		revenue		revenue

Sales, marketing and support	$2,153	27.7%	$2,131	18.4%	$22	9.3%
General and administrative	1,077	13.9%	1,025	8.8%	52	5.1%
Research and development	3,497	45.0%	3,114	26.8%	383	18.2%
Amortization of intangible assets	—	0.0%	127	1.1%	(127)	(1.1% )

	$6,727	86.6%	$6,397	55.1%	$330	31.5%

	Nine Months Ended
(Dollars in thousands)	September 30, 2007		September 30, 2006		Increase / (Decrease)
		% of		% of		% of
		revenue		revenue		revenue

Sales, marketing and support	$6,757	29.1%	$6,753	24.8%	$4	4.3%
General and administrative	3,222	13.9%	3,005	11.0%	217	2.9%
Research and development	11,414	49.2%	8,961	33.0%	2,453	16.2%
Amortization of intangible assets	156	0.7%	381	1.4%	(225)	(0.7% )

	$21,549	92.9%	$19,100	70.2%	$2,449	22.7%

Sales, marketing and support

Sales, marketing and support expenses for the three and nine months ended September 30, 2007 were approximately $2.2 million and $6.8 million, respectively, and were consistent with amounts for the three and nine months ended September 30, 2006. The increase in sales, marketing and support expenses are due to an increase in head count, partially offset by lower commission and bonus expenses as a result of decreased sales between the comparison periods.

General and administrative

General and administrative expenses for the three months ended September 30, 2007 were approximately $1.1 million, and were consistent with amounts for the three months ended September 30, 2006. General and administrative expenses for the nine months ended September 30, 2007 were $3.2 million, an increase of $217,000 from $3.0 million for the nine months ended September 30, 2006.

The increase in general and administrative expenses reflects an increase in consulting fees of $64,000 mainly related to implementation of the requirements of Section 404 of the Sarbanes-Oxley Act, an increase in legal fees of $25,000, an increase in bank charges of $39,000 which are warrant issuance fees for the Q1 PIPE, an increase in travel expense of $37,000 and an increase in payroll and payroll related expenses of $29,000.

Research and development

Research and development expenses for the three months ended September 30, 2007 were $3.5 million, an increase of $383,000 from $3.1 million for the three months ended September 30, 2006. The increase in research and development expenses mainly reflects an increase in payroll and payroll-related expenses of $400,000 and an increase in material and prototyping charges of $272,000 related to our UWB initiative. These increases were partially offset by a decrease in consulting expense due to the completion of a third party design service. The increase in payroll and payroll-related expenses is due to a higher average headcount during the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Research and development expenses for the nine months ended September 30, 2007 were $11.4 million, compared to $9.0 million for the nine months ended September 30, 2006, an increase of $2.5 million. The increase in research and development expenses mainly reflects an increase in payroll and payroll-related expenses of $1.8 million and an increase in material and prototyping charges expenses of $900,000, partly offset by a decrease in consulting expense due to the completion of a third party design service. The increase in payroll and payroll-related expenses mainly due to a higher average headcount during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Amortization

Amortization expense was recorded as follows:

	Three Months Ended
(In thousands)	September 30, 2007	September 30, 2006	Decrease

Cost of revenue	$—	$45	$(45)
Operating expenses	—	127	(127)

	$—	$172	$(172)

	Nine Months Ended
(In thousands)	September 30, 2007	September 30, 2006	Decrease

Cost of revenue	$30	$136	$(106)
Operating expenses	156	381	(225)

	$186	$517	$(331)

There was no amortization expense for the three months ended September 30, 2007. Amortization expense for the three months ended September 30, 2006 was $172,000. Amortization expense for the nine months ended September 30, 2007 was $186,000, which decreased $331,000 from the nine months ended September 30, 2006. The decrease in amortization expense reflects no further amortization for certain intangibles associated with our acquisition of COMO Computer & Motion GmbH in February 2004 and Visual Circuits Corporation in May 2004.

Interest expense, net, Value of derivative liability, Change in value of derivative liability and Other income, net

	Three Months Ended		Increase /
(Dollars in thousands)	September 30, 2007	September 30, 2006	(Decrease)

Interest expense, net	$(396)	$(337)	$59

Other income/(expense), net	$(3)	$82	$(85)

	Nine Months Ended		Increase /
(Dollars in thousands)	September 30, 2007	September 30, 2006	(Decrease)

Interest expense, net	$(985)	$(828)	$157

Value of derivative liability	$—	$(4,000)	$(4,000)

Change in value of derivative security liability	$—	$(1,361)	$(1,361)

Other income/(expense), net	$(2)	$150	$(152)

Net interest expense for the three months ended September 30, 2007 was $396,000, compared to $337,000 in the three months ended September 30, 2006. Net interest expense for the nine months ended September 30, 2007 was $985,000 compared to $828,000 in the nine months ended September 30, 2006. The increase in net interest expense reflects interest expense on approximately $17.2 million of debt at September 30, 2007 compared to debt of approximately $11.6 million at September 30, 2006.

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

Effective June 28, 2006, we amended certain agreements associated with our $10 million in convertible notes, eliminating the derivative component. However, we were required to revalue the derivative liability as of the amendment date based on the closing price of Focus’ common stock of $0.85, the remaining term coinciding with the contract and a volatility of 83%. As such, we recorded a $1.8 million expense for the change in the fair value of the derivative liability in the three month period ended June 30, 2006. With the elimination of the derivative component, we reclassified the total derivative liability of approximately $5.4 million to additional paid-in capital.

The nine month change in value of the derivative liability represents the difference between the fair value of the derivative liability when the convertible notes were issued and the fair value of the derivative liability at June 28, 2006, the day the derivative component of the convertible notes was eliminated. The revaluation of the derivative liability on March 31, 2006 and June 28, 2006, resulted in a $1.4 million expense in the nine months ended September 30, 2006.

Other income (expense) for the three and nine months ended September 30, 2007 consists mainly of fluctuations associated with exchange rate differences related to transactions denominated in Euros.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2007 and the year ended December 31, 2006, we incurred net losses of $12.0 million and $15.9 million, respectively, and used cash in operating activities of $10.8 million, and $8.3 million, respectively. Absent continued access to capital from the sale of securities or other sources, we may potentially be unable to continue as a going concern.

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

(Dollars in thousands)	September 30, 2007	December 31, 2006

Cash and cash equivalents	$5,560	$5,969
Working capital	$2,979	$2,410
Days sales outstanding (DSO)	55.0	36.0
Inventory turns - annualized	4.1	5.2

	Nine Months Ended
	September 30, 2007	September 30, 2006

Net cash used in operating activities	$(10,819)	$(6,087)
Net cash used in investing activities	$(607)	$(412)
Net cash provided by financing activities	$10,998	$6,982

Net cash used in operating activities

	Nine Months Ended,
(In thousands)	September 30, 2007	September 30, 2006	Change in
	cash (used)	cash (used)	cash (used)
	provided	provided	provided

Net loss	$(12,013)	$(12,910)	$897
Non-cash income statement items	2,325	7,668	(5,343)
Adjusted net loss	(9,688)	(5,242)	(4,446)

Changes in working capital	(1,131)	(845)	(286)

Net cash used in operating activities	$(10,819)	$(6,087)	$(4,732)

Net cash used in operating activities for the nine months ended September 30, 2007 and 2006 was $10.8 million and $6.1 million, respectively. The increase in net cash used in operating activities mainly reflects an increase in the net loss adjusted for non-cash items, a decrease in cash provided by accounts payable and accrued liabilities, partially offset by a decrease in cash used by accounts receivable, inventories and prepaid expenses and other current assets. The decrease in cash used by accounts receivable and inventories reflects our lower sales run rate compared to prior year. The decrease in cash provided by accounts payable and accrued liabilities mainly reflects the timing of payments related to our UWB investment.

Two customers had accounts receivable balances in excess of 10% of our total accounts receivable at September 30, 2007. These customers accounted for 27% of our total accounts receivable at that date.

We expect that our operating cash flows may fluctuate in future periods as a result of fluctuations in our operating results, shipment timetable and accounts receivable collections, inventory management, and the timing of payments among other factors.

Net cash used in investing activities

Net cash used in investing activities was $607,000 for the nine months ended September 30, 2007, compared to $412,000 used in the nine months ended September 30, 2006. The increase in cash used in investing activities mainly reflects the timing of purchases of equipment and design tools related to our investment in UWB technology.

Net cash provided by financing activities

Net cash provided by financing activities was $11.0 million for the nine months ended September 30, 2007, compared to $7.0 million for the nine months ended September 30, 2006. The net cash provided by financing activities in the nine months ended September 30, 2007 mainly consists of net proceeds of $11.1 million from the issuance of stock in two private placements, $207,000 from the exercise of stock options and warrants, partly offset by the net repayment of $190,000 associated with our term loan and line of credit. The net cash provided by financing activities in the nine months ended September 30, 2006 mainly consists of proceeds of $10.0 million from the issuance of convertible notes, $500,000 of borrowing under the line of credit, $700,000 of borrowing under the term loan and proceeds of $1.3 million from the exercise of stock options and warrants, partially offset by the repayment of $5.5 million associated with our term loan and line of credit.

Capital Resources and Liquidity Outlook

We have incurred losses and used net cash in operating activities for the nine months ended September 30, 2007 and each of the two years in the period ended December 31, 2006, and as such, have been dependent upon raising money for short- and long-term cash needs through the issuance of debt, proceeds from the exercise of options and warrants, and the sale of our common stock in private placements.

In November 2004, we obtained a revolving $4.0 million bank credit line under which we can borrow up to 90% of our eligible outstanding accounts receivable. Carl Berg, a Company director and shareholder, provided a personal guarantee to secure this credit line. In connection with this credit line, Greater Bay Bank (“the Bank”) obtained a first priority security interest on our accounts receivable through an agreement with Mr. Berg, which enabled Mr. Berg to retain his existing security interest in all of our assets while subordinating to the Bank his security interest in our accounts receivable. The Bank credit line is subject to ongoing covenants, including a covenant related to operating results. Interest is payable under this loan at prime plus 1%. At September 30, 2007, there was an outstanding balance on this credit line of $4.0 million. Based on our September 30, 2007 eligible accounts receivable, the maximum amount available to borrow was $3.6 million. Therefore, on October 16, 2007 we repaid $400,000 under the line of credit. The credit line expires on February 23, 2008.

On September 28, 2005, we signed a term loan agreement with the Bank under which we can borrow up to $2.5 million. The term loan has a maturity date of February 23, 2008, is interest only until maturity and is in addition to our existing $4.0 million accounts receivable based secured line of credit facility described above with the Bank. Interest is payable under this loan at prime plus 1%. At September 30, 2007, the outstanding balance under this term loan was $1.7 million, $800,000 less than the maximum amount of $2.5 million that was available to borrow.

On January 27, 2006, we raised gross proceeds of $10.0 million from the issuance of secured convertible notes to a group of private investors. Interest accrues on the principal amount of the notes at a rate of 10% per annum, payable semi-annually. The notes are convertible into shares of Focus common stock at a conversion price of $1.00 per share. The notes are due January 1, 2011 and are secured by all of the assets of Focus. Under certain circumstances, including a change in control or our failure to continue to be listed on the Nasdaq Stock Market, the due date of the notes may be accelerated. On June 30, 2006, December 30, 2006 and June 30, 2007, in accordance with the terms of the secured convertible notes, we issued an additional $425,000, $521,000 and $547,000 of convertible notes in lieu of a cash interest payment due on June 30, 2006,  December 30, 2006 and June 30, 2007, respectively.

We received net proceeds of $6.2 million from the issuance of common stock to a group of private investors in February 2007, and $4.9 million from the issuance of common stock to a group of private investors in September 2007. In addition to these funds, we will have to raise additional amounts before March 31, 2008, to continue development and launch commercialization of our next generation

UWB products. The amount necessary will depend upon the results and timing of ongoing UWB development efforts and the anticipated growth of our semiconductor and systems businesses.  Our future capital requirements will remain dependent upon  these and other  factors, including cash flow from operations, maintaining our gross margins at current or increased  levels, continued progress in research and development programs, competing technological and market developments, and our ability to market our new products successfully.

Summary of Certain Contractual Obligations as of September 30, 2007

(In thousands)	< 1 year	1-3 years	3-5 years	Total

Capital and operating leases (including interest)	$808	$1,173	$81	$2,062
Inventory purchase commitments	1,250	—	—	1,250
Line of credit	4,000	—	—	4,000
Term loan	1,700	—	—	1,700
Convertible notes	—	—	11,493	11,493
Interest on convertible notes	1,149	2,877	—	4,026

	$8,907	$4,050	$11,574	$24,531

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At September 30, 2007, we did not hold any short-term investments that would be exposed to market risk from adverse movements in interest rates.

At September 30, 2007, our outstanding debt obligations consisted of secured convertible notes of $11.5 million — see Note 8, “Borrowings”. A fixed interest rate is applicable to these debt obligations of 10.0% per annum.

Foreign Currency Risk

Gains or losses related to foreign exchange currency transactions were not material for the periods ended September 30, 2007 and 2006.

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

There was no change in our internal control over financial reporting that occurred during our third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We will be required to evaluate our internal controls over financial reporting and prepare a management assessment on our internal controls in order to comply with the requirements of the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 requires that the management assessment of our internal controls be audited beginning with our fiscal year ended December 31, 2008. We estimate the cost of meeting these requirements will be approximately $650,000 through March 2009.

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

Historically, we have met our short- and long-term cash needs through debt issuances and the sale of common stock in private placements, because cash flow from operations has been insufficient to fund our operations. We received net proceeds of $6.2 million and $4.9 million from the issuance of common stock to a group of private investors in February 2007 and September 2007, respectively.  In addition to these funds, we will have to raise additional amounts before March 31, 2008, to continue development and launch commercialization of our next generation UWB products. The amount necessary will depend upon the results and timing of ongoing UWB development efforts and the anticipated growth of our Semiconductor and Systems businesses.  Our future capital requirements will remain dependent upon  these and other  factors, including cash flow from operations, maintaining our gross margins at current or increased  levels, continued progress in research and development programs, competing technological and market developments, and our ability to market our new products successfully.  There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all. Moreover, any equity financing or convertible debt financing would result in dilution to our existing stockholders and could have a negative effect on the market price of our common stock.

We have a significant amount of convertible securities that will dilute existing stockholders upon conversion.

At November 9, 2007, we had 3,161 shares of preferred stock issued and outstanding, 5,732,447 warrants and 5,610,802 options outstanding, and $11.5 million of convertible notes, which are all exercisable or convertible into shares of common stock. The 3,161 shares of preferred stock are convertible into 3,161,000 shares of our voting common stock and the promissory notes are convertible into 11,493,000 shares of common stock. Furthermore, at November 9, 2007, 1,950,614 additional shares of common stock were available for grant to our employees, officers, directors and consultants under our current stock option and incentive plans. We also may issue additional shares in acquisitions. Any additional grant of options under existing or future plans or issuance of shares in connection with an acquisition will further dilute existing stockholders.

Currently our common stock does not meet the minimum bid price requirement to remain listed on the Nasdaq Capital Market.  If we were to be delisted, it could, among other things, decrease the liquidity of our common stock and limit our ability to raise additional capital and accelerate the amounts due under our $11.5 million outstanding principal amount of convertible notes at the option of the holders.

Our voting common stock is traded on the Nasdaq Capital Market. There are various quantitative listing requirements for a company to remain listed on the Nasdaq Capital Market, including maintaining a minimum bid price of $1.00 per share of common stock and maintaining stockholders’ equity of $2.5 million. On August 15, 2007, the Nasdaq Stock Market notified us that for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share price requirement for continued inclusion under Nasdaq Marketplace Rules. We were given until February 11, 2008 to regain compliance with the Nasdaq Capital Market $1.00 minimum bid price rule.

If we do not regain compliance within the allotted compliance period, including any extensions that may be granted by the Nasdaq Capital Market, the Nasdaq Capital Market would notify us that our common stock would be delisted from the Nasdaq Capital Market, eliminating the only established trading market for our shares. While we would then be entitled to appeal this determination to a Nasdaq Listing Qualifications Panel and request a hearing. If we fail at such hearing in our efforts to retain our listing, we would be delisted.

If we are delisted from the Nasdaq Capital Market, we would be forced to list our shares on the OTC Electronic Bulletin Board or some other quotation medium, such as the pink sheets, depending on our ability to meet the specific listing requirements of those quotation systems. As a result, an investor might find it more difficult to trade, or to obtain accurate price quotations for, such shares. Delisting might also reduce our ability to raise capital as well as the visibility, liquidity, and price of our voting common stock. If our common stock were not listed on the Nasdaq Capital Market or another established automated over-the-counter trading market in the United States, all amounts outstanding under our $11.5 million senior secured convertible notes would become due and payable at the option of the holders, and we may not have sufficient resources or access to additional capital to satisfy those note obligations at the time they become due.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) to (e) None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Company’s Bylaws as amended
4.1	Form of Warrant (incorporated by reference Form 8-K filled September 18, 2007)
4.2	Form of Warrant (incorporated by reference Form 8-K filled September 27, 2007)
10.1

Fifth Addendum to Lease dated July 6, 1994, by and between H-K Associates (Lessor) and Focus Enhancements, Inc. (Lessee) for premises at 1370 Dell Ave, Campbell, California (incorporated by reference Form 8-K filled August 7, 2007)

10.2	Form of Securities Purchase Agreement between the Company and the investor signatories thereto (incorporated by reference Form 8-K filled September 18, 2007)
10.3	Engagement Letter, dated September 7, 2007, by and between the Company and Crestline Consultancy Ltd. (incorporated by reference Form 8-K filled September 18, 2007)
10.4	Selling Agent Agreement, dated September 24, 2007, by and between the Company and First Montauk Securities Corp. (incorporated by reference Form 8-K filled September 27, 2007)
10.5	Form of Securities Purchase Agreement between the Company and the investor signatories thereto (incorporated by reference Form 8-K filled September 27, 2007)
31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of CFO
32.1	CEO 906 Certification
32.2	CFO 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2007		Focus Enhancements, Inc
Date		Registrant

	By:	/s/ Brett A. Moyer
Brett A. Moyer
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Gary L. Williams
Gary L. Williams
Executive Vice President of Finance,
Chief Financial Officer
(Principal Accounting Officer)