Form 10-K
period 2007-12-31
FOCUS ENHANCEMENTS INC
filed 2008-03-28
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007, or

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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes:  ☒ No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer: ☐ Accelerated filer: ☐ Non-accelerated filer: ☐ Smaller Reporting Company: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☒

Based on the closing sales price as of June 30, 2007, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $68.7 million.

As of March 14, 2008, there were 84.9 million shares of common stock outstanding.

Documents Incorporated by Reference:  The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of Focus Enhancements Inc. definitive proxy statement for the 2008 annual meeting of stockholders, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

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

In particular, statements contained in this document that are not historical facts (including, but not limited to, statements concerning anticipated revenue, anticipated operating expense levels, potential new products and orders, and expected expense levels relative to our total revenue) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results of operations and financial condition have varied in the past, and may in the future vary, significantly from those stated in our forward-looking statements.  Factors that may cause such differences include, without limitation, the availability of capital to fund our future cash needs, reliance on major customers, changes in economic conditions, changes in government regulation, history of operating losses, market acceptance of our products, the unpredictability of costs and time to develop new technologies and products, technological obsolescence, competition, successful integration of acquisitions, component supply problems, protection of proprietary information, as well as the accuracy of our internal estimates of revenue and operating expense levels.  For a discussion of these factors and some of the factors that might cause such a difference see also “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We do not undertake, and specifically disclaim any obligations to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by law.

General

References in this Annual Report on Form 10-K to “we”, “us”, “our”, “the Company” and “Focus” collectively refer to Focus Enhancements, Inc. and its subsidiaries and predecessors. Incorporated in 1992, we develop and market proprietary video technology products in two areas: semiconductors (“semiconductor products”) and digital media video systems (“systems products”). We market our products globally to original equipment manufacturers (“OEMs”), and dealers and distributors in the consumer and professional channels. Our semiconductor products include several series of Application Specific Standard Products (“ASSPs”), which address the wireless video and data market using Ultra Wideband (“UWB”) technology and the TV-out encoder market. UWB is a radio technology enabling very high speed transmission of data over short distances. The UWB ASSPs are targeted for the personal area network (“PAN”) markets including wireless USB (Universal Serial Bus), while TV—Out chips (or video convergence chips) are deployed into portable media players, mobile phones, video conferencing systems, navigation systems, and set top boxes. We market ASSPs through semiconductor distribution channels. Our systems products provide solutions for the video acquisition and production, media asset management, media conversion and digital signage markets. We market our systems products primarily through the professional channel. Our production products include video scan converters, video mixers, standard and high definition digital video disk recorders, MPEG (Moving Picture Experts Group) recorders and file format conversion tools. Our media asset management systems products include network-based video servers, long-duration program monitors and capture/playout components. Our digital signage and retail media solutions products include standard and high definition MPEG players, servers and associated control software.

Since our inception, we have emphasized promoting awareness for our products and increasing our intellectual property through both internal market and product development as well as through acquisitions.

In January of 2001, we completed our merger with Videonics, Inc. (“Videonics”), a leading designer of affordable, high-quality, digital video post-production equipment, that developed and marketed products for Internet production and streaming, desktop video editing and video presentations. Following the merger, we took advantage of the complementary strategic fit of the businesses to build attractively priced digital video solutions for an expanded customer base, while new management executed a restructuring plan which significantly reduced post-merger staffing in the areas of operations, marketing, customer support and finance. In September 2002, we closed our facility in Chelmsford, Massachusetts, and

Brett Moyer, our former Chief Operating Officer, moved from Chelmsford to Campbell, California, to accept the role as Focus’ President and Chief Executive Officer.

In February of 2004, we completed the acquisition of COMO Computer & Motion GmbH (“COMO”), located in Schwentinental, Germany, pursuant to which COMO became a wholly-owned subsidiary of Focus. Founded in 1990 and incorporated in Germany, COMO develops, manufactures and distributes digital video solutions. The acquisition enabled new features for our entire video technology product line, including MPEG encoding, content storage and media asset management, and provides support for our European distributors and customers.

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

Business Strategy

We currently derive revenue from the sale of systems products and semiconductor products. While we believe that the semiconductor market may offer the best potential for future growth, our digital media-related systems products remain an important and substantial revenue contributor.

Our semiconductor business is a fabless semiconductor operation, which means we use proven Application Specific Integrated Circuit (ASIC) design methodologies and tools to design and deliver our standard products using third party foundry and assembly companies. This production strategy enables us to choose best in class technology without having to bear the cost and burden of owning a fabrication facility while minimizing overall development risk.

Our current semiconductor products target multimedia products and consist of ASSP chips used for generating video out for TVs, PC monitors and LCD projectors. In 2007, our Semiconductor group remained primarily focused on the development of a UWB chipset designed to capitalize on the market transition from wired to wireless connected devices. We anticipate that for the next twelve months this will remain the case.

We began research and development efforts on UWB technology in 2002. We are an active member of WiMedia, the industry standards setting trade association group for UWB and one of the authors of the WiMedia specifications. The WiMedia industry trade association is attempting to standardize UWB technology. We expect wireless USB and wireless home media applications to be the first markets to use our UWB chips in volume.

We will continue to invest a significant amount of research and development in UWB technology in 2008. We plan to leverage our existing business relationships with portable media player, mobile phone, navigation system, and set top box customers for UWB sales. Based on our current development activities, we anticipate accepting commercial orders for production quality UWB chips in 2008.

Our Products

We market two distinctive product lines: semiconductor and systems products. Our semiconductor products target the scaling TV encoder and the high-bandwidth wireless market segments. Our systems products target vertical markets including second-tier broadcast, corporate, government, industrial, healthcare, entertainment, and sports production. Growth in our markets is being driven by the  transition from standard definition (“SD”) video to high definition (“HD”) video production, changes to file storage schemes, encoding,  and distribution formats, a general market evolution from the traditional “AV” workflow to a “AV + IT” workflow, and the proliferation of wireless media exchange.

Semiconductor products

Our ASSP chips are custom designed for a specific application rather than general-purposes like a microprocessor.  The use of ASSP chips improves performance over general-purpose semiconductors, because the chips are “hardwired” to perform a specific function. Our ASSPs provide solutions for customers who require high quality digital images on a television screen, PC monitor or projector. The TV out encoder market segment addresses incompatibility between a source device’s image resolution and the display device’s native resolution. Our ASSP products include the FS401/3, FS453/4, FS455/6, FS471/2, and FS473/4 series used for scaling, scan conversion of a video image. These chips are used in many third party consumer products as well as in our Systems products. The following is a listing of some of the applications for our chips:

•                  Mobile Phones;

•                  Portable Media Players;

•                  Portable Navigation Systems;

•                  PC Video Out (TV-Ready PCs);

•                  Set Top Boxes;

•                  Videoconferencing Systems;

•                  Television Broadcast and Video Design;

•                  Video Kiosks;

•                  Web Appliances; and

•                  Automotive Video and GPS Systems

The wide number of applications for our video ASSPs represents the opportunity to grow our business for applications requiring broadcast quality in electronics devices.

Our NTSC/PAL (National Television Standards Committee/Phase Alternating Line) digital video co-processor technology is for video and large display monitor products, as well as a variety of industrial applications. Our FS401/2/3 series of chips are advanced PC to TV processors with patented designs that dramatically improve video quality while reducing costs for the device manufacturer. The chips are marketed to manufacturers of media players, scan converters, video-conferencing equipment and commercial television OEMs. We also incorporate these chips in our own Tview brand consumer electronics product line.

Our FS453/4 was originally designed for use in the Microsoft Xbox. Microsoft funded $2.1 million for the development of the FS453/4. In July of 2003, we began production shipments of the FS454 to Microsoft to meet Microsoft’s Xbox peak production period. Although we continued shipments in 2004, these were at significantly reduced levels compared to the third and fourth quarters of 2003, and no shipments were made in 2005. The FS453/4 has broad applications in other products that need TV-Out, such as PCs, DVD players, media centers and media adaptors. The chip provides normal TV and HDTV outputs, has a small footprint and low power consumption.

In July 2004, we began sampling the FS455/6. The FS455/6 uses the same technology as the FS454, but in a smaller (7mm x 7mm) ball grid array (“BGA”) package, which is best suited for applications where space is critical. Applications that use the FS455 include portable phones, portable media players, navigation systems and other small, portable devices.  We made substantial shipments of the FS455/6 into Portable Media Player applications in 2007.

In October 2007, we began shipping our next generation FS471/2 TV encoder optimized for mobile devices. This product builds on the features of the FS455/6 product family with the ultra low power performance demanded by devices seeking to minimize power consumption such as mobile phones and portable media players.

In 2007 we first sampled the TT1013 UWB ASSP which combines a WiMedia compliant Silicon-Germanium radio and CMOS digital baseband/MAC (media access controller) into a single package. At the same time, we developed a wireless USB hub and dongle reference design based on the TT1013 to support our customers and their product development efforts. The numerous potential applications for these chips are diverse, including:

•       Wireless USB Dongles and Hubs;

•       Printers;

•       Digital Still Cameras;

•       Video Camcorders;

•       Portable Media Players;

•       External Hard Drives;

•       Media Centers;

•       Media Adaptors;

•       Digital Televisions;

•       Personal Computers;

•       Mobile Phone;

•       Smart Phones;

•       GPS Navigation Devices; and

•       Professional Video Products

We believe this breadth of applications provides substantial opportunity to grow in new markets seeking to reduce wired connectivity.

Systems products

Our systems product line includes products in four main categories:

•                  Video Acquisition and Production;

•                  Media Asset Management;

•                  Media Conversion; and

•                  Digital Signage and Media Delivery

Each product category has specific market segment focus ranging from consumer through prosumer to professional, and together they offer a broad range of digital video solutions. Specific product functionality includes recording video to disk, digital video mixing, digital video file conversion, encoding, playout, streaming, presentation, and rich media management. We sell these products primarily through a network of distributors in more than 50 countries worldwide.

Video Acquisition and Production.  Our video disk recorders dynamically format digital media into specific formats for most major non-linear editing programs (NLE’s), prior to recording this media to a standard computer hard drive. This greatly improves the production workflow by eliminating numerous, separate post-acquisition capture steps. We have named this process Direct To Edit ® (“DTE”). Since 2003, we have constantly broadened this product line. In 2003, we introduced the camera-mounted FS-3 and the DRDV-5000 variation, which we manufacture for JVC Corporation. In that same year, we acquired certain intangible assets of DVUnlimited, a small Hungarian company, to integrate digital video file conversion utility programs into the acquisition line. In April 2004, the FS-2 Studio DTE recorder began to ship, and this was followed in 2005 by the FS-4, a smaller more portable version. In March 2006, we began shipping the FS-100, a custom model of this product for Panasonic that is capable of the higher bit rate recording required for Panasonic’s DVCPRO format. In 2006, we completed a standard definition to high definition transition for all FS-4 variations. In 2007, we started working on a fifth-generation portable recorder that we expect to introduce commercially in 2008.

Media Asset Management. Our ProxSys® family of media asset management products, was acquired in our 2004 acquisition of COMO. It  allows customers to upload, store, search, and playout media and media-related data. ProxSys is sold through system integrators who primarily target education, post production, medical, legal, and corporate applications.  Components of the ProxSys family include live and scheduled capture, 24/7 play, storage, conversion and 24/7 channel monitoring.  Typically, a ProxSys model can store and then dynamically distribute hundreds of hours of media to user groups ranging from small 10-25 person production companies to enterprise-sized organizations. For Acquisition and Management, our strategy has expanded from mere file format expertise and storage to that which includes recording and managing both the actual media and media descriptive information known as metadata. We believe that expertise in recording, converting, and searching on metadata will be of significant interest to both our partners and end customers.

Media Conversion. Our consumer line of converters, TViewTM, builds on our PC-to-TV convergence technology expertise. TView products, which are sub-categorized Gold, Silver and Micro for performance and description, convert any standard television output into a large screen computer display. The product line targets presenters, educators, trainers and the expanding gamers market. The majority of the products in the consumer line integrates core technology provided by our FS401/2/3 series of chips. The TView Gold product accepts computer desktop resolutions up to 1600x1280 in millions of colors on both Window and Mac platforms. Our studio converters include the MC-2E, a single-rack mount converter featuring DV, Serial Digital and analog cross-conversion, and MCSDI-1, a portable converter that adds the more professional HD-SDI interface to cameras that have a HDMI output.

Digital Signage and Media Delivery. Our family of products resulting from the acquisition of Visual Circuits enables customers to manage, distribute and present standard and high definition video and graphics over digital networks using media servers, players and control software. Solutions range from single channel play-out solutions to enterprise-sized deployments that involve hundreds of channels. The family includes our MantisTM HD MPEG players, FireFlyTM SD MPEG players, and Media MessengerTM and DARTTM control software. In addition to these products, we also sell SD and HD MPEG decoder computer cards to a number of integrators that incorporate these into their own OEM media products.

Research and Development

We continue to invest heavily in research and development. $15.9 million was invested in research and development in 2007, constituting almost 53% of our revenue. Of this, approximately 72% was spent by our semiconductor business, primarily on UWB chip development and related activities.  The remaining approximately 28% was spent supporting research and development on systems products.

Intellectual Property and Proprietary Rights

As of December 31, 2007, we held five patents and had submitted five pending patent applications in the United States. Certain of these patents have also been applied for and issued in countries outside the United States. We treat our technical data as confidential and rely on internal non-disclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets to protect our proprietary information.

Upon accepting employment, employees and consultants are generally required to execute agreements providing for the non-disclosure of confidential information and the assignment to us of proprietary know-how and inventions developed on our behalf.  In addition, we seek to protect trade secrets and know-how through contractual restrictions with vendors and certain large customers. There can be no assurance that any of these measures will adequately protect the confidentiality of our proprietary information or that others will not independently develop products or technology that are equivalent or superior to ours.

Moreover, because of the rapid pace of technological innovation in our markets, we believe that our success must generally rely upon the creative skills and experience of our employees, the frequency of new product offerings and enhancements, product pricing and performance features, a diversified marketing strategy, and the quality and reliability of support services.

Marketing and Sales

As with most electronic equipment manufacturers, we introduce new products and technologies at industry conferences such as the International Consumer Electronics Show, International Broadcasting Convention and the National Association of Broadcasters Expo. In addition to these events, we also visit and present at major conferences in our target markets.  It is our experience that our presence at these conferences heightens an awareness of our name recognition and contributes to market acceptance of our products.

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

Internationally, we sell our products directly to large semiconductor customers, resellers, independent mail order companies and system and semiconductor distributors in numerous countries, including France, the United Kingdom, Germany, Italy,

Australia, Mexico, Japan, Taiwan, Hong Kong, China, Singapore, the Republic of Korea and Scandinavia.

Customer Support

We believe that our future success will depend, in part, upon the continued strength of our customer relationships. In an effort to ensure customer satisfaction, we currently provide customer service and technical support through a five-days-per-week telephone service. We primarily use a local telephone number for customer service and a local telephone number for technical support for which the customer pays the phone charge. The customer service and support lines are currently staffed by technicians who provide advice free of charge to ensure customer satisfaction and obtain valuable feedback on new product concepts. In order to educate our telephone support personnel, we periodically conduct in-house training programs and seminars on new products and technology advances in the industry. We offer this base level of support to our entire domestic market, including direct market customers who purchase our products through national resellers, mail order, value added resellers or system integrators. Internationally, we also provide technical support to international resellers and distributors who, in turn, give local support to their customers.

We provide our systems customers with a 90-day to one-year limited warranty and will support, repair or replace a defective product under warranty coverage. The majority of defective product returns are repaired or replaced and returned to customers within twenty business days.

Our Semiconductor group provides application support to customers through its application engineers located in the United States, Korea, Japan and Taiwan, as well as through application engineers employed by our representatives and distributors. We replace chips that are proven to be defective at the time of installation by our customers.

Competition

The video technology market is intensely competitive and characterized by rapid technological innovations. At times, this has resulted in new product introductions over relatively short periods with frequent advances in price/performance ratios. Competitive factors in these markets include product performance, functionality, product quality and reliability, as well as volume pricing discounts, customer service, customer support, marketing capability, corporate reputation, brand recognition and increases in relative price/performance ratios for products serving these markets.

We believe that our semiconductor products compete for market share with the following companies in the following markets:

•                  Video ASSP – Conexant Systems Inc., Chrontel Inc., Imagis Co. Ltd., and Seiko Epson Co.

•                  UWB - Alereon Inc., Realtek, Wisair, TZero, Sigma Designs, WiQuest, and Staccato Communications, Inc.

We believe that our systems products compete for market share with the following companies in the following markets:

•                  Video Acquisition and Production – Datavideo Technologies Company, Editrol, For-A Company Limited, Panasonic, Sony, and Shining Technology Inc.

•                  Media  Asset Management – Cinegy LLC, Dalet S.A, North Plains Systems Corp, Pictron Inc., and Sonic Foundry Inc.;

•                  Media Conversion - ADS Technologies, AverMedia Technologies, Canopus Co. Ltd., Laird Technologies, Telemedia, and Miranda Technologies;

•                  Digital Signage and Media Delivery – Adtec Systems, Digital View Ltd, Electrosonic Inc., Enseo, Optibase Inc., Sencore Inc., Scala Inc., Stradis Inc., and Vela Research LP.

Some of our competitors have greater technical and capital resources, more marketing experience, and larger research and development staffs than we have. At any time, actions of these competitors and technological developments in the market place could have a substantial adverse impact on our business.

We believe that our products compete favorably on the basis of product quality and technical benefits and features. We also believe that we provide competitive pricing, quality, warranty coverage, and strong customer relationships, including selling, servicing and after-market support for finished products. However, there can be no assurance that we will be able to compete successfully in the future against existing companies or new entrants to the marketplace.

Manufacturing

We rely on subcontractors who operate under two different models in manufacturing our systems products. The first model utilizes components that we purchase and then send to the manufacturer who in turn manufactures board level subassemblies. The products that incorporate these subassemblies are completed, tested and distributed to customers by us from our facilities in Campbell, California and Schwentinental, Germany. This model provides for higher product margins and control in a lower volume product. The second model uses a subcontractor as a  turnkey manufacturer who builds the entire product as designed and specified by us for a fixed price. Typically used for high volume, lower margin products, the turnkey house model performs component procurement, board level assembly, product assembly, quality control testing and final packaging. In addition, some board level assembly and testing for low volume products are obtained through these turnkey houses. For certain commercial PC-to-TV video conversion products, turnkey manufacturers ship directly to the OEM customer and forward shipping information to us for our billing.

Four turnkey manufacturers accounted for 83% of our manufacturing capabilities in 2007. One manufacturer, based in Taiwan, supplies the portable versions of our DTE disk recorders including FS-4 and FS-100 and all of our scan conversion products for the computer and display markets; another manufacturer in Minnesota provides all of our digital signage products; a third manufacturer in Korea currently provides the majority of our ASSP production; and a fourth manufacturer in California provided our video mixer products until October 2007, when production of mixers ceased due to component obsolescence. Under the turnkey model, quality control is maintained through standardized quality assurance practices at the build site and random testing of finished products as they arrive at our fulfillment centers. Management believes that the turnkey model is appropriate for higher-volume products and helps us to lower inventory and staff requirements, maintain better quality control and product flexibility, achieve higher product turns and improved cash flow.

All customer returns are processed through our fulfillment centers. Upon receipt of a returned product, a technician tests the product to diagnose the reported problem. If a product is found to be defective, the unit is either returned to the turnkey subcontractor for rework and repair or is repaired by us and returned to the customer. The majority of defective product returns at this stage are repaired or replaced and returned to customers usually within twenty business days.

Personnel

As of December 31, 2007, we employed 155 people on a full-time basis, of whom 21 were in operations, 47 in sales and marketing, 73 in research and development and 14 in finance and administration.

Backlog

At December 31, 2007, we had a backlog of approximately $829,000 for products ordered by customers as compared to a backlog of approximately $2.4 million at December 31, 2006. We do not believe backlog for products ordered by customers is a meaningful indicator of future sales for a particular time period since the historical order patterns of our customers has demonstrated that backlog is episodic.

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

The public may read and copy any material we file with the Securities and Exchange Commission, or SEC, at the SEC’s Public Reference Room at 100 F Street, NE., Washington D.C., 20549 between the hours of 10:00 a.m. and 3:00 p.m. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, http://www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

As of December 31, 2007, we had an accumulated deficit of $122.7 million. We incurred net losses of $17.4 million, $15.9 million and $15.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. There can be no assurance that we will ever become profitable. Additionally, our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements for the year ended December 31, 2007 with respect to substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

We will need to raise additional capital, which, if through equity securities placements, will result in further dilution of existing and future stockholders.

Historically, we have met our short- and long-term cash needs through debt issuances, the sale of common stock or other convertible securities in private placements, because cash flow from operations has been insufficient to fund our operations.

We received gross proceeds of $9.3 million from the issuance of secured notes and warrants to a group of private investors in January 2008. We received net proceeds of $6.2 million and $4.9 million from the issuances of common stock to groups of private investors in February 2007 and September 2007, respectively. We believe that we will need to raise additional amounts before December 31, 2008 to continue development and launch commercialization of our next generation UWB products. The amount necessary will depend upon the results of ongoing UWB development efforts and our Semiconductor and Systems businesses. Our future capital requirements will remain dependent upon  these and other  factors, including cash flow from operations, maintaining our gross margins at current or increased  levels, continued progress in research and development programs, competing technological and market developments, and our ability to market our new products successfully. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all. Moreover, any equity financing or convertible debt financing would result in dilution to existing stockholders and could have a negative effect on the market price of our common stock.

Currently we do not meet the requirements to remain listed on the Nasdaq Capital Market.  If we are delisted, it could, among other things, decrease the liquidity of our common stock, limit our ability to raise additional capital and accelerate the amounts due under our $20.8 million in outstanding principal notes at the option of the holders.

Our voting common stock is traded on the Nasdaq Capital Market. There are various quantitative listing requirements for a company to remain listed on the Nasdaq Capital Market, including maintaining a minimum bid price of $1.00 per share of common stock and stockholders’ equity of $2.5 million or market capitalization of at least $35 million. On August 15, 2007, the Nasdaq Stock Market notified us that for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share price requirement for continued inclusion under Nasdaq Marketplace Rules. We were initially given until February 11, 2008 to regain compliance. On February 12, 2008, we were then advised of an additional six months extension or until August 11, 2008 to attain compliance with the Nasdaq Capital Market $1.00 minimum bid price rule. At December 31, 2007, we had total stockholders’ equity of $1.1 million. If we do not maintain a market value in our securities of at least $35 million, we would likely receive an additional notification from the Nasdaq Capital Market that we were not in compliance with its continued listing criteria.

If we do not regain compliance within the allotted compliance period, including any extensions that may be granted by the Nasdaq Capital Market, the Nasdaq Capital Market would notify us that our common stock would be delisted from the Nasdaq Capital Market, eliminating the only established trading market for our shares. While we would then be entitled to appeal this determination to a Nasdaq Listing Qualifications Panel and to request a hearing, any future failure. If we fail at such hearing in our efforts to retain our listing, we would be delisted.

If we are delisted from the Nasdaq Capital Market, we would be forced to list our shares on the OTC Electronic Bulletin Board or some other quotation medium, such as the pink sheets, depending on our ability to meet the specific listing requirements of the specific quotation system. As a result, an investor might find it more difficult to trade, or to obtain accurate price quotations for, such shares. Delisting might also reduce our ability to raise capital as well as the visibility, liquidity, and price of our voting common stock. If our common stock were not listed on the Nasdaq Capital Market or another established automated over-the-counter trading market in the United States, all amounts outstanding under our $20.8 million senior secured notes would become due and payable at the option of the holders. We do not now have and we may not have sufficient resources or access to additional capital at the time such demand is made to satisfy those note obligations at the time they become due.

We are dependent upon a significant shareholder to meet certain of our financing needs, and there can be no assurance that this shareholder will continue to provide such financing.

We have relied upon  Carl Berg, a director and significant owner of our common stock, for interim financing needs. Mr. Berg has provided a personal guarantee to Samsung Semiconductor Inc., one of our contract ASSP manufacturers, to secure our working capital requirements for ASSP purchase order fulfillment and another personal guarantee to our bank in connection with our existing $6.5 million credit facility. In connection with this second guarantee, Mr. Berg maintains a security interest in all the Company’s assets, subject to the bank’s lien on our accounts receivable, and he has subordinated that security interest in our accounts receivable to the holders of our $20.8 million in debt. There can be no assurances that Mr. Berg will continue to provide such interim financing or personal guarantees, should we need additional funds or increased credit facilities with our vendors.

We have a significant number of outstanding securities that will dilute existing stockholders upon conversion or exercise.

At March 14, 2008, we had 3,161 shares of preferred stock issued and outstanding, 32,176,199 warrants and 5,498,543 options outstanding which are all exercisable for or convertible into shares of common stock. The 3,161 shares of preferred stock are convertible into 3,161,000 shares of our voting common stock. Furthermore, at March 14, 2008, 2,795,643 additional shares of common stock were available for grant to our employees, officers, directors and consultants under our current stock option and incentive plans. We also may issue additional shares in acquisitions. Any additional grant of options under existing or future plans or issuance of shares in connection with an acquisition will further dilute existing stockholders.

Delays in product development could adversely affect our market position or customer relationships.

We have experienced repeated delays in product development in the past and may experience similar future delays. Given the short product life cycles in the markets for certain products, any delay or unanticipated difficulty associated with new product introductions or product enhancements could cause us to lose customers, damage our competitive position and fail to achieve anticipated revenue targets.  Prior delays have resulted from numerous factors, such as:

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

•                  unanticipated engineering complexity;

•                  undetected errors or failures in software and hardware prior to or after product releases; and

•                  delays in the acceptance or shipment of products by customers.

The development of new, technologically advanced products, including our significant investment in UWB, is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. In order to compete, we must be able to deliver to customers products that are highly reliable, operate with the customer’s existing equipment, lower the customer’s costs of acquisition, installation and maintenance, and provide an overall cost-effective solution. We may not be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, our new products may not gain market acceptance or we may not be able to respond effectively to competitors’ new products, technological changes or emerging industry standards. Our failure to respond effectively to technological changes would significantly harm our business. Finally, there can be no assurances we will be successful in our product development efforts.

We rely on certain vendors for a significant portion of our manufacturing. If these vendors experience delays in the production and shipping of our products, this would have an adverse effect on our results of operations.

For the year ended December 31, 2007, approximately 83% of our products were manufactured on a turnkey basis by four vendors: BTW Inc., Furthertec Company Ltd., Samsung Semiconductor Inc. and Veris Manufacturing, the latter of which ceased production of our mixers in October 2007. If our ongoing vendors experience production or shipping problems for any reason, we in turn could experience delays in the production and shipping of our products, which would have an adverse effect on our results of operations.

A significant portion of our semiconductor revenue is from products that are designed for consumer goods. To the extent that consumers do not purchase those products, demand for our products and our revenues will decline.

A significant portion of our semiconductor revenue is subject to risks associated with sales of certain end products through retail outlets, with a majority of such sales occurring from October through December. As a result, our annual operating results with respect to sales of our semiconductor chips incorporated as components of consumer products depend, in large part, on the quantity of anticipated consumer demand for  certain end products during the relatively brief holiday season.

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

If we fail to meet certain covenants required by our credit facility, we may not be able to draw down on such facility and our ability to finance our operations could be adversely affected.

We have access to a $6.5 million credit facility with our bank. The various agreements in connection with the credit facility requires us to maintain certain covenants. At December 31, 2007, we were in compliance with all covenants, including the net loss covenant. In the event we violate any covenants and are not able to obtain a waiver, we will not be able to draw down on the line of credit or term loan, and any amounts outstanding under such line of credit or term loan may become immediately due and payable. Either event could have a material adverse impact on our financial condition and results of operation.

Furthermore, the restrictions contained in any of our credit facility documents, as well as the terms of other indebtedness we may incur from time-to-time, could limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans. These restrictions could also adversely affect our ability to finance our operations, meet other capital needs, or to engage in other business activities that would be in our interest.

Certain events will result in our senior secured notes becoming due and payable prior to maturity or will require us to repurchase those senior secured notes prior to maturity, either of which would adversely affect our ability to finance our operations.

Our senior secured notes, due January 1, 2011, provide that if we, among other things: (i) default on any principal or interest payment on our senior secured notes; (ii) fail to comply with any of our covenants in the documents governing the issuance of our senior secured notes; (iii) do not pay at final maturity (either at stated maturity or upon acceleration) any of our other indebtedness with an aggregate principal amount of $1.0 million, then the outstanding principal and accrued interest on all such senior secured notes will become due and payable. In addition, the senior secured notes provide that, upon the occurrence of any of the following events, the holders of the notes will have the right to require us to repurchase any or all of such notes at a purchase price equal to 101% of the principal amount of notes to be repurchased, plus accrued and unpaid interest: (i) failure of our common stock to be traded on a national securities exchange, Nasdaq Stock Market or another established automated over-the-counter trading market in the United States or (ii) acquisition of more than 50% of our outstanding voting stock or merger with another company if our then existing shareholders do not continue to own a majority of our outstanding voting stock. As of March 14, 2008, we owed $20.8 million under these senior secured notes. Repayment of this amount prior to the stated maturity would adversely impact our ability to finance our operations or other capital needs.

If we are unable to renew or extend our existing credit facilities upon their expiration dates, our ability to finance our operations could be adversely affected.

On February 22, 2008, we replaced our existing credit facility for $6.5 million with Greater Bay Bank with a new credit facility in an equal amount at the Heritage Bank of Commerce. This new facility at Heritage Bank of Commerce is guaranteed by Carl Berg, as described above. Our $6.5 million credit facility entered into on February 22, 2008 expires on February 21, 2009. If we are unable to renew the new credit facility on favorable terms upon expiration, we would be required to immediately pay all outstanding obligations under this facility. Repayment of the principal amounts and interest due could adversely affect our other capital requirements, as well as our ability to finance our operations on an ongoing basis.

We depend on a few customers for a high percentage of our revenues, and the loss or failure to pay of any one of these customers could result in a substantial decline in our revenues and margins and affect our cash flow.

For the year ended December 31, 2007, our five largest customers collectively provided 34% of our total revenue, and as of December 31, 2007, comprised 42% of our accounts receivable balance. Sales to one customer accounted for 13% of our revenue in the year ended December 31, 2007. We do not have long-term contracts requiring any customer to purchase any minimum amount of products. There can be no assurance that we will continue to receive orders of the same magnitude as in the past from existing customers or will be able to market our current or proposed products to new customers to obtain similar revenues. The loss of any major customer, the failure of any major customer to pay us, or failure of a major customer to issue additional purchase orders, would have a material adverse effect on our revenue, results of operation, and business as a whole, absent the timely replacement of the associated revenues and gross margins associated with such business. Furthermore, since many of our semiconductor products are integrated into our customers’ products, these products are dependent upon the overall success of our customers’ products, over which we have no control.

The loss of certain of our key personnel and any future potential losses of key personnel or our failure to attract additional personnel could seriously harm our company.

We rely upon the continued service of a relatively small number of key technical, sales and senior management personnel. Our future success depends on retaining our key employees and our ability to retain, attract and train other highly qualified technical, sales and managerial personnel.

Additional changes to our organizational structure may result in further voluntary and involuntary attrition and loss of key personnel. Our employees can typically resign with little or no prior notice. Our loss of any of our key technical, sales and senior management personnel, and the intellectual capital that they possess, or our inability to retain, attract and train additional qualified personnel could have a material adverse effect on our business, results of operations, cash flow and financial condition.

Our quarterly financial results are subject to significant fluctuations, and if actual revenues are less than projected revenues, we may be unable to reduce expenses proportionately, and our operating results, cash flows and liquidity would likely be adversely affected.

We have been unable in the past to forecast accurately our operating expenses and revenue. Revenues currently depend heavily on volatile customer purchasing patterns. If actual revenues are less than projected revenues, we may be unable to reduce expenses proportionately, and our operating results, cash flows and liquidity would likely be adversely affected.

Our markets are subject to rapid technological change, and to compete effectively in the absence of profitable operations, we must continually introduce new products, requiring a significant influx of additional capital.

Many of our markets are characterized by extensive research and development and rapid technological change resulting in short product life cycles. Development by others of better, new or improved products, processes or technologies may make our products or proposed products obsolete or less competitive. We must devote substantial efforts and financial resources to enhance our existing products and to develop new products, such as our significant investment in UWB technology. To fund such ongoing research and development in the absence of profitable operations, we will require a significant influx of additional capital. There can be no assurance that we will succeed with these efforts. Failure to effectively develop such products, notably our UWB technology, could have a material adverse effect on our financial condition and results of operations.

We may not be able to protect our proprietary information.

As of December 31, 2007, we held five patents and had submitted five pending applications in the United States. Certain of these patents have also been filed and issued in countries outside the United States. We treat our technical data as confidential and rely on internal non-disclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect our proprietary information. There can be no assurance that these measures will adequately protect the confidentiality of our proprietary information or prove valuable in light of future technological developments.

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

Developing proprietary technology entails significant technical and business risks. We may use new technologies ineffectively, or we may fail to adapt our proprietary technology and transaction processing systems to customer requirements or emerging industry standards. If we face material delays in introducing new services, products and enhancements, then our customers may abandon our products and use of our services replacing them with  those of our competitors.

We typically operate without a significant amount of backlog, which could have an adverse impact on our operating results.

We typically operate with a small amount of backlog. Accordingly, we generally do not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. Any significant weakening in current customer demand for any of our primary products would therefore have, and has had in the past, an almost immediate adverse impact on our operating results.

Our common stock price is volatile.

The market price for our voting common stock is volatile and has fluctuated significantly to date. For example, between January 1, 2007 and March 14, 2008, the per share price has fluctuated between $0.33 and $1.57 per share, closing at $0.39 on March 14, 2008. The trading price of our voting common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to numerous factors including the following:

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

We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. From time-to-time, we may engage in discussions and negotiations with companies regarding the possibility of acquiring or investing in their businesses, products, services or technologies. We may not be able to identify suitable acquisition or investment candidates in the future, or if we do identify suitable candidates, we may not be able to make such acquisitions or investments on commercially acceptable terms, if at all. If we acquire or invest in another company, we could have difficulty assimilating that company’s personnel, operations, technology or products and service offerings. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely otherwise affect operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions and/or pay for the legal, accounting or finders fees typically associated with an acquisition. The issuance of equity securities could be dilutive to our existing stockholders. In addition, the accounting treatment for any acquisition transaction may result in accounting for significant goodwill and intangible assets, which, if impaired, will adversely affect our consolidated results of operations. The accounting treatment for any potential acquisition may also result in a charge for in-process research and development expense, which will negatively affect our consolidated results of operations.

We are exposed to potential risks from legislation requiring companies to evaluate financial controls under Section 404 of the Sarbanes-Oxley Act of 2002.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls. We will file a management report on our internal control over financial reporting in our annual report for the year ended December 31, 2007. However, we will not be required to file an auditor’s attestation report on our internal control over financial reporting until we file our annual report for the year ending December 31, 2008. Compliance with Section 404 has been and will continue to be expensive and time-consuming. We estimate that we will pay third parties approximately $140,000 to assist us with preparation of our management report due with the filing of our December 31, 2007 annual report and an additional $300,000 to comply with the management report and auditor attestation report due with the filing of our December 31, 2008 annual report. If we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

Risks Related to Our Industry

International sales are subject to significant risk.

Our revenues from outside the United States are subject to inherent risks related thereto, including currency rate fluctuations, and the general economic and political conditions in each country. There can be no assurance that an economic or currency crisis experienced in certain parts of the world will not reduce demand for our products and therefore have a material adverse effect on our revenue or operating results.

Our businesses are very competitive.

The computer peripheral and semiconductor markets are extremely competitive. We currently compete with other developers of video conversion products and with video-graphic integrated circuit developers. Many of our competitors have greater market recognition and greater financial, technical, marketing and human resources. There can be no assurance that we will be able to compete successfully against existing companies or new entrants to the marketplace.

Our markets are also characterized by rapid technological change, new product development and obsolescence, and evolving industry standards. Competition is fragmented with several hundred manufacturers supplying a variety of products. We anticipate increased competition from both existing manufacturers and new market entrants. Competition and rapid technological advances could result in price reductions, reduced margins and loss of market share, any of which could materially and adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors in these markets.

In addition, some of our competitors also offer a wide variety of product offerings which may confer a competitive advantage based upon their ability either to bundle their equipment in certain large system sales or combine products more cost effectively than we can offer.

We are exposed to general economic conditions that have resulted in reduced sales levels. If such adverse economic conditions were to continue or worsen, our business, financial condition and operating results could be adversely impacted.

If the currently adverse economic conditions in the United States and throughout the world economy continue or worsen, we may continue to experience a material adverse impact on our business, operating results, and financial condition. We continue to take actions and charges to reduce our cost of sales and operating expenses in order to address these adverse conditions. However, a prolonged continuation or worsening of existing trends may require additional actions and charges to reduce cost of sales and operating expenses in subsequent quarters. We may be unable to reduce cost of sales and operating expenses at a rate and to a level consistent with such a future adverse sales environment. If we must undertake further expense reductions, we may incur significant incremental special charges associated with such expense reductions that are disproportionate to sales, thereby adversely affecting our business, financial condition and operating results.

Continuing weakness in the economy could decrease demand for our products, increase delinquencies in payments and otherwise have an adverse impact on our business.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The following table sets forth certain information concerning the properties that we lease. We do not own any real property.

Property Location and Primary Use	Lease Expires	Square Feet	Monthly Rent

1370 Dell Avenue Campbell, California Corporate Headquarters (Manufacturing, Sales, R&D, Marketing, Customer Support, Administration)	December 31, 2010	27,500	$24,750

2 Milliston Rd. Millis, Massachusetts Systems R&D	January 31, 2009	1,000	$1,025

5155 E. River Rd. Fridley, Minnesota Systems R&D and Customer Support	December 31, 2009	8,609	$6,457

22867 N.W. Bennett St. Hillsboro, Oregon Semiconductor R&D, Marketing, Customer Support and Sales	July 19, 2010	17,771	$14,809

Lise-Meitner Strasse 15 D-24223 Schwentinental, Germany COMO Headquarters (Manufacturing, Sales, R&D, Marketing, Customer Support, Administration)	July 31, 2008	8,245	$9,504

9F-1, No. 6, Lane 180, Sec. 6, Mincyuan E. Road Neihu District, Taipei City 114, Taiwan Semiconductor Sales and Customer Support	April 30, 2008	902	$1,292

1285 66th Street Emeryville, California Systems R&D	October 31, 2008	400	$776

No 2 Yamaguchi Bldg, 10F 6-20-12 Nishishinjuku Shinjuku-ku, Tokyo 182-0024 Japan Semiconductor Sales and Customer Support	June 19, 2008	920	$2,415

Suite 759 TRAPLACE 10-1 Sunae-dong, Bundang-gu Seongnam-si, Gyeonggi, 463-825, Korea Semiconductor Sales and Customer Support	October 4, 2009	899	$1,815

We believe that our existing facilities are adequate to meet current requirements and that additional space, if needed, can be readily obtained on comparable terms.

Item 3. Legal Proceedings

From time-to-time, we are party to certain claims and legal proceedings that arise in the ordinary course of business of which, in the opinion of management, will not have a material adverse effect on our financial position or results of operation.

Item 4. Submission of Matters to a Vote of Security Holders

Focus held its annual meeting of stockholders at its corporate headquarters located at 1370 Dell Avenue, Campbell, California, on Friday, December 21, 2007. Shareholders of record on November 8, 2007 were entitled to vote on matters to be considered at the meeting.

Following are the proposals voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions for each such proposal:

Votes
	For	Withheld
Proposal 1: Election of the following as a director of Focus:

Name	Term
N. William Jasper Jr.	3 years	64,759,626	2,244,440
Carl E. Berg	3 years	64,422,551	2,581,515

The following directors’ terms continued after the meeting: Brett A. Moyer, William B. Coldrick, Michael L. D’Addio, Tommy Eng and Sam Runco.

	For	Against	Abstained	Broker Non-Votes
Proposal 2: To amend and restate the 2004 Incentive Stock Plan to increase the number of shares reserved for issuance of restricted stock and upon exercise of options from 4,952,000 to 5,952,000.	15,028,630	2,926,340	133,924	48,915,173

Proposal 3: To ratify the selection of Burr, Pilger & Mayer LLP as Focus’ independent registered public accounting firm for the year ending December 31, 2007.	65,580,030	1,266,048	157,988	—

Part II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

Trading in our common stock commenced on May 25, 1993 when we completed our initial public offering.

Since that time our common stock traded principally on the Nasdaq Capital Market under the symbol “FCSE”. The closing price of our common stock on the Nasdaq Capital Market on March 14, 2008 was $0.39 per share. The prices per share reflected in the following table represent the range of high and low closing prices for the quarters indicated.

	Common Stock
	High	Low
2007 Quotations
Fourth Quarter	$0.96	$0.50
Third Quarter	0.99	0.83
Second Quarter	1.42	1.01
First Quarter	1.57	1.23

2006 Quotations
Fourth Quarter	$1.85	$1.38
Third Quarter	1.56	0.92
Second Quarter	1.33	0.67
First Quarter	0.74	0.62

As of March 14, 2008, Focus had approximately 620 holders of record and 84,911,527 shares of common stock outstanding on that date. As of March 14, 2008, approximately 4,550 stockholders held Focus voting common stock in street name. It is not possible to determine the actual number of beneficial owners who may be the underlying holders of such shares.

We have not declared nor paid any cash dividends on our common stock since our inception. We intend to retain future earnings, if any, for use in our business.

In connection with our credit facilities provided by our bank, we are prohibited from paying any dividends on our common stock without their consent while we have any amounts outstanding under our credit facility or if any credit is available to us under such facility.

During the year ended December 31, 2007, we repurchased 19,612 shares of our common stock for $25,000 and included the repurchased shares in treasury stock. Such shares had originally been issued in connection with our stock compensation plans as restricted stock.

Company Stock Price Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The graph below compares the five-year cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq US Market Index and the Nasdaq Electronic Components Index for the last five fiscal years ended December 31, 2007, assuming an investment of $100 at the beginning of that five-year period and the reinvestment of any dividends. No dividends were declared or paid by Focus during the five-year period.

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

	As of or for the years ended December 31,
(In thousands, except per-share data)	2007	2006	2005	2004	2003
Statement of Operations Data:
Net revenue	$29,971	$37,478	$24,551	$20,015	$26,575
Cost of revenue	16,665	20,259	15,520	13,514	17,477
Gross margin	13,306	17,219	9,031	6,501	9,098
Total operating expenses	29,292	26,306	24,048	17,681	10,840
Loss from operations	(15,986)	(9,087)	(15,017)	(11,180)	(1,742)
Net loss	$(17,361)	$(15,923)	$(15,368)	$(10,985)	$(1,698)

Per-Share Data:
Net loss	$(0.22)	$(0.23)	$(0.25)	$(0.22)	$(0.04)
Weighted average common and common equivalent shares - basic and diluted	78,268	69,071	61,664	50,078	39,121

Balance Sheet Data:
Total assets	$25,920	$29,980	$23,659	$27,325	$16,100
Long-term liabilities	11,493	10,946	110	174	3,867
Total liabilities	24,863	23,972	11,979	6,007	8,148
Total stockholders’ equity	$1,057	$6,008	$11,680	$21,318	$7,952

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

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to contract revenue, customer programs and incentives, product returns, accounts receivable allowances, inventory valuation allowances, warranty accruals, deferred tax asset valuation allowances, the value of equity instruments issued for services, the recoverability of goodwill and other intangibles related to acquisitions, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. We record estimated reductions to revenue for product returns based primarily on historical return rates, return policies and price protection arrangements. In addition, we sometimes accept returns for stock balancing and negotiate accommodations with customers, which include price discounts, credits and returns, when demand for specific products falls below expectations. If market conditions for our products were to decline, we could experience increased returns and our reported revenue would be affected accordingly. However, currently only a limited number of our consumer channel distributors have return rights under their agreements with us. In connection with these agreements, distributors may return or exchange slow moving inventory held by such distributors. However, these return rights are limited to 25% of the distributor’s prior quarter purchases. We recognize contract revenue and profit as work progresses on long-term, fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We use this method since reasonably dependable estimates of the revenue and costs applicable to various stages of the contract can be made. This estimate of recognized revenue and profit is subject to revisions as a contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Provisions for the entire amount of estimated losses on uncompleted contracts are made in the periods such losses are determined.

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

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by component and product failure rates. Should actual product failure rates differ from our estimates, revisions to our estimated warranty liability would be required.

We evaluate our ending inventories for excess quantities and obsolescence at each balance sheet date. This evaluation includes review of materials usage, market conditions, product life cycles and an analysis of sales levels by product and projections of future demand and market conditions. We reserve for inventories that are considered excess or obsolete. We adjust remaining inventory balances to approximate the lower of our standard manufacturing cost or market value. If actual future demand or the market condition is less favorable than that projected by management, additional inventory write-downs may be required, and such would be reflected in cost of product revenues in the period the revision is made.

Our policy on capitalized software costs determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or cost of revenue. We use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

Our business acquisitions have resulted in goodwill and other intangible assets costs, which affect the possible future impairment expense that we may incur, and in the case of intangible assets, the amount of future period amortization expense. In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets which will reduce their value and could affect current period reported earnings, including taking non-cash charges. We performed our annual impairment assessment of goodwill and intangible assets in the fourth quarter of 2007, and no impairment was recorded.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. If we were to determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

RESULTS OF OPERATIONS

Overview

In 2007, revenue and gross margin from both our Systems and Semiconductor groups decreased when compared to 2006. Overall company revenue decreased 20% and gross margin decreased as a percentage of revenue by 1.5% year-over-year from 45.9% to 44.4%, due to the lower revenue and a shift in product mix.

The decrease in the Systems group’s revenue reflects the obsolescence of certain of our older products, such as our video mixers and certain of our digital signage offerings, before anticipated newer product introductions. Professional and prosumer videographers are using HD more frequently in their recording and post-production activities. We believe the growing number of daily network and cable telecasts, movies and other special programming now coming in HD, bodes well for demand in this key market segment, especially as we introduce new products for the management of media and acquisition of HD video.

The revenue decline in our Semiconductor group was primarily due to significantly lower sales of one of our ASSP chips to a single distributor that in turn sold our chip to a customer who incorporated it into a portable media player design which was commercially introduced in 2006. Sales to that distributor represented 24% of our total revenue in 2006, and less than 4% of our 2007 revenue.

We currently expect new product introductions slated for the second quarter 2008 to begin to positively impact our revenue as early as the second quarter of 2008. In our systems business, we believe our new product introductions in our asset management and acquisition product lines could be distributed by our camcorder partners in addition to our own sales teams as early as the third quarter of 2008. These new product offerings are slated to be more tightly integrated and offer increased functionality. We believe the increased functionality will help offset the competitive pressures our acquisition products have encountered recently from higher capacity flash memory cards that are being distributed by certain of the camcorder manufacturers. In addition, the FS471, which allows us to compete in the low priced TV-out market combined with incremental sales from our UWB TT1013 chip set, should positively impact our revenue in the second half of 2008.

In 2007, we continued to make significant investments in research and development which resulted in substantial progress in developing our UWB wireless video technology. In the fourth quarter of 2007, we initiated our second generation UWB chip, an all CMOS single chip solution. This chip development is expected to take 12 months, and we expect that Semiconductor research and development expenses will be higher in the first half of 2008 compared to the second half of 2008 as these expenditures taper to a more “sustaining level” as major expenditures decline for consultants, the purchase of development tools and intellectual property in connection with this project. We believe that 2008 research and development expenditures for our UWB development will be comparable to those in 2007. However, our estimates are based on expected completion dates of specific development phases, some of which may ultimately straddle two years.

Year ended December 31, 2007 compared to year ended December 31, 2006

Net revenue

	Years ended December 31,
(Dollars in thousands)	2007	2006	Decrease	% decrease

Systems products	$24,685	$25,042	$(357)	-1.4%
Semiconductor products	5,286	12,436	(7,150)	-57.5%

	$29,971	$37,478	$(7,507)	-20.0%

Revenue for the year ended December 31, 2007 was $30.0 million, a decrease of $7.5 million or 20% compared with the year ended December 31, 2006.

For the year ended December 31, 2007, sales of systems products were approximately $24.7 million compared to $25.0 million for the year ended December 31, 2006, a decrease of $357,000 or 1.4%. This decrease was due to lower digital signage and mixer sales, as well as lower non-recurring development revenue, partially offset by an increase in sales of our portable DTE disk recorder products and our ProxSys systems.

Sales of semiconductor products to distributors and OEM customers were approximately $5.3 million in the year ended December 31, 2007, compared to $12.4 million for 2006. This $7.2 million decrease in sales (57.5%) of our semiconductor products was primarily driven by the lack of material reorders in 2007 for our video convergence chip by one customer who had previously purchased our chips in 2006 for use in multiple portable media player (PMP) designs. For the year ended December 31, 2006, this one semiconductor customer represented approximately 24% of our total revenue, versus 4% of our total 2007 revenue.

At December 31, 2007, our backlog was approximately $829,000 for products ordered by customers, compared to a backlog of $2.4 million at December 31, 2006. Our backlog frequently varies and is not indicative of quarterly performance for the products covered by such orders.

Gross margin

	Years ended December 31,
(Dollars in thousands)	2007	2006	Decrease

Gross margin	$13,306	$17,219	$(3,913)

Gross margin rate	44.4%	45.9%	(1.5) percentage points

Our gross margin rate for the year ended December 31, 2007 decreased as a percentage of revenue by 1.5% to 44.4% from 45.9% in the year ended December 31, 2006.

This decrease in the gross margin rate is mainly due to lower revenue and product mix changes. Stock-based compensation charges of $45,000 and $32,000 for the years ended December 31, 2007 and 2006 respectively, were included in cost of revenue.

Operating expenses

	Years ended December 31,
(Dollars in thousands)	2007		2006		Increase / (Decrease)
		% of		% of		% of
		revenue		revenue		revenue

Sales, marketing and support	$8,925	29.8%	$8,930	23.8%	$(5)	6.0%
General and administrative	4,360	14.5%	4,148	11.1%	212	3.4%
Research and development	15,851	52.9%	12,720	33.9%	3,131	19.0%

	$29,136	97.2%	$25,798	68.8%	$3,338	28.4%

Sales, marketing and support

Sales, marketing and support expenses were approximately $8.9 million, for each of the years ended December 31, 2007 and 2006. Stock-based compensation charges of $176,000 and $155,000 for the year ended December 31, 2007 and 2006 were included in sales, marketing and support expenses respectively.

General and administrative

General and administrative expenses for the year ended December 31, 2007 were $4.4 million, an increase of $212,000 compared to the year ended December 31, 2006, a 3.4% increase as a percentage of revenue.

The increase in general and administrative expenses was primarily due to increased consulting fees related to compliance with the provisions of Sarbanes-Oxley of $138,000 and increased stock-based compensation charges of $175,000.  Stock-based compensation charges were $439,000 and $264,000 for the years ended December 31, 2007 and 2006 respectively.

Research and development

Research and development expenses for the year ended December 31, 2007 were $15.9 million, an increase of $3.1 million compared to the year ended December 31, 2006, a 19.0% increase as a percentage of revenue.

The increase in research and development expenses mainly reflects an increase in employees, payroll and payroll-related expenses (employer taxes, benefits, commission and bonus)  of $2.5 million, increased material and prototyping charges of $1.5 million, partly offset by a decrease in consulting expenses of $1.1 million. Stock-based compensation charges of $271,000 and $211,000 for the years ended December 31, 2007 and 2006 respectively were included in research and development expenses.

In 2008, to complete our UWB products we plan continued significant investment in the development and production of the UWB technology - see note 2, “Management’s Plans” of the notes to consolidated financial statements.

Amortization

Amortization expense was recorded as follows:

	Years ended December 31,
(In thousands)	2007	2006	Decrease

Cost of revenue	$30	$172	$(142)
Operating expenses	156	508	(352)

	$186	$680	$(494)

Amortization expense for the year ended December 31, 2007 was $186,000, a decrease of $494,000 from $680,000 for the year ended December 31, 2006. The decrease in amortization expense reflects the completion of amortization for certain intangibles associated with our acquisition of COMO Computer & Motion GmbH in February 2004 and Visual Circuits Corporation in May 2004.

Interest expense, net, Value of derivative liability, Change in value of derivative liability and warrant liability and Other income (expense), net

	Years ended December 31,
(Dollars in thousands)	2007	2006	Decrease

Interest expense, net	$(1,349)	$(1,423)	$(74)

Value of derivative liability	$—	$(4,000)	$(4,000)

Change in value of derivative liability and warrant liability	$—	$(1,361)	$(1,361)

Other income (expense), net	$(4)	$6	$(10)

Net interest expense for the year ended December 31, 2007 was $1.3 million, compared to $1.4 million for the year ended December 31, 2006, a decrease of $74,000.

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

Other income (expense) for the years ended December 31, 2007 and 2006 consists mainly of fluctuations associated with exchange rate differences related to transactions denominated in foreign currencies.

Tax expense

	Years ended December 31,
(Dollars in thousands)	2007	2006	Decrease

Tax expense	$22	$58	$36

Our tax expense for the year ended December 31, 2007 and 2006 of $22,000 and $58,000, respectively, is primarily comprised of minimum tax payments due within the United States and taxes due in foreign locations.

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

For the year ended December 31, 2006, sales of systems products were approximately $25.0 million compared to $21.1 million for the year ended December 31, 2005, an increase of $3.9 million or 18%. This increase was due to the strong sales of our high definition Direct to Edit portable disk recorder product line with our camera partners Panasonic, JVC, and Canon and increased sales of ProxSys, partially offset by decreased sales of our mature mixer and scan version products. Revenue from our mixer product has been trending lower over the past 12 months as video enthusiasts continue to move from stand-alone editing systems to computer based or non-linear editing systems.

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

Operating expenses

	Years ended December 31,
(Dollars in thousands)	2006		2005		Increase / (Decrease)
		% of		% of		% of
		revenue		revenue		revenue

Sales, marketing and support	$8,930	23.8%	$6,668	27.2%	$2,262	(3.4)%
General and administrative	4,148	11.1%	4,059	16.5%	89	(5.4)%
Research and development	12,720	33.9%	12,791	52.1%	(71)	(18.2)%

	$25,798	68.8%	$23,518	95.8%	$2,280	(27.0)%

Sales, marketing and support

Sales, marketing and support expenses for the year ended December 31, 2006 were $8.9 million, compared to $6.7 million for the year ended December 31, 2005, an increase of $2.3 million but a 3.4% decline as a percentage of revenue.

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

General and administrative

General and administrative expenses for the year ended December 31, 2006 were $4.1 million, an increase of $89,000 compared to the year ended December 31, 2005 but a 5.4% decline as a percentage of revenue.

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

Research and development

Research and development expenses for the year ended December 31, 2006 were $12.7 million, a decrease of $71,000 compared to the year ended December 31, 2005 and an 18.2% decline as a percentage of revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the years ended December 31, 2007, 2006 and 2005, we incurred net losses of $17.4 million, $15.9 million and $15.4 million, respectively, and used cash in operating activities of $14.6 million, $8.3 million and $12.5 million, respectively. Absent continued access to capital from the sale of securities or other sources, we may be unable to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Continuing as a going concern depends upon our ability to generate sufficient positive cash flows from operations to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to return to profitability.

Since inception, we have financed our operations primarily through the public and private sale of common stock and other convertible debt securities, lines of credit and debt borrowings from financial institutions, proceeds from the exercise of options and warrants, short-term borrowings, and guarantees from private lenders (including individuals) of credit from various suppliers and credit arrangements with vendors and suppliers.

The following table describes certain operating metrics relating to our business for the years ended December 31, 2007, 2006 and 2005.

	As of or for the years ended December 31,
(Dollars in thousands)	2007	2006	2005

Cash and cash equivalents	$1,841	$5,969	$637
Working capital (deficit)	$(2,034)	$2,410	$(3,533)

Net cash used in operating activities	$(14,624)	$(8,255)	$(12,507)
Net cash used in investing activities	$(929)	$(537)	$(295)
Net cash provided by financing activities	$11,390	$14,104	$10,064

Net cash used in operating activities

	Years ended December 31,
	2007	2006	2005
	cash (used)	cash (used)	cash (used)
(In thousands)	provided	provided	provided

Net loss	$(17,361)	$(15,923)	$(15,368)
Non-cash income statement items	2,564	8,772	1,677
Adjusted net loss	(14,797)	(7,151)	(13,691)

Changes in working capital	173	(1,104)	1,184

Net cash used in operating activities	$(14,624)	$(8,255)	$(12,507)

Net cash used in operating activities for the years ended December 31, 2007, 2006 and 2005 was $14.6 million, $8.3 million and $12.5 million, respectively.

Net cash used in operating activities of $14.6 million in 2007 reflected our net loss, adjusted for non-cash items, of $14.8 million, partially offset by changes in working capital of $173,000. Non-cash income statement items included depreciation and amortization of $1.0 million, stock-based compensation expense of $931,000, and non-cash interest expense on convertible notes of $547,000. The changes in working capital were mainly due to an increase in inventories of $235,000 and a decrease in accounts payable of $88,000 and accrued liabilities of $196,000, primarily attributable to the timing of our payments related to our UWB initiative, partially offset by a decrease in prepaid and other assets of $393,000.

Net cash used in operating activities of $8.3 million in 2006 reflected our net loss, adjusted for non-cash items, of $7.2 million, and cash used for working capital of $1.1 million. Non-cash income statement items included the value of derivative liability of $4.0 million and the $1.4 million change in value of the derivative liability both associated with the convertible notes, depreciation and amortization of $1.5 million, stock-based compensation expense of $662,000, accrued interest on convertible notes of $974,000 and the non-cash interest expense on convertible notes of $292,000. The changes in working capital were mainly due to an increase in accounts receivable of $893,000, reflecting an increase in sales, an increase in inventories of $235,000 and an increase in prepaid expenses and other assets of $644,000, partially offset by an increase in accounts payable of $395,000 and accrued liabilities of $273,000, primarily attributable to the timing of our payments related to our UWB initiative.

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

Net cash used in investing activities

Net cash used in investing activities for the years ended December 31, 2007 and 2006 of $929,000 and $537,000 respectively reflected capital expenditures primarily related to our ongoing investment in UWB technology. Net cash used in investing activities for the year ended December 31, 2005 of $295,000 reflected capital expenditures of $579,000, primarily related to our investment in UWB technology, partially offset by a decrease in a restricted cash balance of $284,000.

Net cash provided by financing activities

Net cash provided by financing activities was $11.4 million for the year ended December 31, 2007, and consisted mainly of net proceeds of $11.1 million received from private equity placement transactions in February 2007 and September 2007 and $229,000 throughout the year from the exercise of common stock options and warrants.

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

Capital Resources and Liquidity Outlook

We have incurred losses and used net cash in operating activities in each of the three years in the period ended December 31, 2007, and as such, have been dependent upon raising money for short and long-term cash needs through issuance of debt, proceeds from the exercise of options and warrants, and the sale of our common stock in private placements. For the years ended December 31, 2007 and 2005, we received net proceeds of approximately $11.1 million and $4.5 million, respectively, from the sale of approximately 11.1 million shares and 7.4 million shares, respectively, of our common stock in private placement transactions.

In November 2004, we obtained a revolving $4.0 million bank credit line under which we could borrow up to 90% of our eligible outstanding accounts receivable. The credit line expired on February 23, 2008 as a result of an extension granted in March 2007, a personal guarantee from Carl Berg, a Company director and shareholder. In connection with this credit line, Greater Bay Bank obtained a first priority security interest on our accounts receivable through an agreement with Mr. Berg, which enabled Mr. Berg to retain his existing security interest in all of our assets while subordinating to Greater Bay Bank his security interest in our accounts receivable. The bank credit line was subject to ongoing covenants, including a covenant related to operating results. Interest was payable under this line at prime plus 1% (8.25% as of December 31, 2007). At December 31, 2007, the outstanding balance was $3.6 million. Based on Focus’ December 31, 2007 eligible accounts receivable, the maximum amount available to borrow was $3.3 million. See below, “Subsequent Developments, Credit Facility.”

On June 28, 2005, we signed a term loan agreement with Greater Bay Bank under which we could borrow up to $2.5 million. The term loan had  a maturity date of February 23, 2008, was interest only until maturity and was in addition to our existing $4.0 million accounts receivable based secured line of credit facility described above with this same bank. Interest was payable under this loan at prime plus 1% (8.25% as of December 31, 2007). At December 31, 2007, there was an outstanding balance under this term loan of the maximum available amount of $2.5 million. This term loan agreement was replaced in its entirety by the Loan Agreement with Heritage Bank of Commerce described below.

Under a January 24, 2006 Senior Secured Convertible Note Purchase Agreement, we raised gross proceeds of $10.0 million from the issuance of senior secured convertible notes to a group of private investors. Interest accrues on the principal amount of the notes at a rate of 10% per annum, payable semi-annually. The notes were convertible into shares of Focus common stock at a conversion price of $1.00 per share. The notes were due January 1, 2011 and were secured by all of the assets of Focus. Under certain circumstances, including a change in control or our failure to continue to be listed on the Nasdaq Stock Market, the due date of the notes may be accelerated. On June 30, 2006, December 30, 2006 and June 30, 2007, in accordance with the terms of the secured convertible notes, we issued an additional, $425,000, $521,250 and $547,167 of convertible notes in lieu of a cash interest payment due on June 30, 2006, December 30, 2006 and June 30, 2007, respectively. See below, “Subsequent Developments, Issuance of Senior Secured Notes.”

Subsequent developments

Issuance of Senior Secured Notes

On February 11, 2008, we received gross proceeds of approximately $9.3 million through the sale of additional notes under newly amended terms of our existing January 24, 2006 Senior Secured Convertible Note Purchase Agreement (the “Original Agreement”). Prior investors under the Original Agreement and new investors amended the Original Agreement through an “Amended and Restated Senior Secured Note Purchase Agreement” (the “Amended Agreement”). The Amended Agreement increases the amounts outstanding under the Original Agreement from $11.5 million (after amendments to date) to $20.8 million in new senior secured notes (“Notes”), amends the terms of the Notes so they are no longer convertible into our common stock, and issues to the holders of the Notes a total of 26 million warrants under which the holders have the right to purchase one share of our common stock for an exercise price of $0.80 per warrant share (“Warrant”). The Notes mature on January 1, 2011 and initially bear interest at a 12% annual rate, increasing to 15% on October 1, 2008, with payment dates on June 30 and December 30 of each year the Notes remain outstanding. The Notes are secured by all of Focus’ assets. The Amended Agreement transaction closed on February 11, 2008. No placement agent fee or commissions were payable in connection with the Amended Agreement.

Under the Amended Agreement, we may, in our discretion, elect to pay interest due on June 30, 2008 and December 30, 2008 in cash or by issuing additional Notes in the full amount of such interest payment, if there has been no event of default. If we elect to make the interest payments by issuance of additional Notes, this would result is the additional issuance of up to approximately $2,600,000 of Note principal and approximately 3.3 million Warrants (at the same exercise price of $0.80 per share).

Credit Facility

On March 4, 2008, we finalized a Loan and Security Agreement dated February 22, 2008 (“Loan Agreement”) with Heritage Bank of Commerce (“Heritage Bank”). Under the Loan Agreement, we may borrow up to $6.5 million in  one or more advances through February 21, 2009, which is the Loan Agreement maturity date (the “Maturity Date”).  On the Maturity Date, all advances must be repaid. Carl Berg, a director of Focus, has personally guaranteed the Loan Agreement.

The $6.5 million credit facility with Heritage Bank replaced both the $2.5 million term loan and $4.0 million account receivable based line of credit facility with Greater Bay Bank which expired on February 23, 2008.

Payment terms under the Loan Agreement are interest only until maturity. Interest is payable under the Loan Agreement at prime plus 1%.  Obligations under the Loan Agreement are secured by Focus’ accounts receivable. In addition, we issued a warrant to the Heritage Bank to purchase 75,000 shares of our common stock at $0.80 per share.

In connection with Mr. Berg’s extension of his personal guarantee to the prior expired Greater Bay Bank credit facility and new Loan Agreement, we agreed to continue Mr. Berg’s first priority security interest in all of Focus’ assets, which he shares on a pro-rata basis with the Senior Secured Note Holders, except for the security interest in Focus’ accounts receivable, which have been subordinated to the Heritage Bank’s security interest therein. The Senior Secured Note Holders are not bound by the intercreditor arrangement in respect of any Company indebtedness to Heritage Bank in excess of $6.5 million. In partial consideration of Mr. Berg’s guarantee extension, Focus issued to Mr. Berg a warrant to purchase 200,000 shares of common stock at an exercise price of $0.40 per share through March 4, 2013.

Expense Reductions and Cash Requirements

In early 2008, we focused on reducing our expense base. In February 2008, we eliminated eight positions or approximately five percent of our total workforce from our operations, sales and marketing departments. Additionally, in February 2008 we initiated a cash salary reduction plan for certain employees in consideration of such employees receiving compensation through payments of our common stock under our various stock plans. We estimate that this could save approximately $700,000 in cash in 2008.

Our expense reduction efforts are only part of overall efforts to reduce our financial risks. We will need to raise additional amounts before December 31, 2008, to continue development and launch commercialization of our next generation UWB products. The amount necessary will depend upon the results and timing of ongoing UWB development efforts and the anticipated growth of our Semiconductor and Systems businesses. Our future capital requirements will remain dependent upon  these and other  factors, including cash flow from operations, maintaining our gross margins at current or increased levels, continued progress in research and development programs , and our ability to market our new products successfully.

Summary of Certain Contractual Obligations as of December 31, 2007

(In thousands)	< 1 year	1-3 years	3-5 years	Total

Capital and operating leases (including interest)	$793	$1,046	$—	$1,839
Inventory purchase commitments	720	—	—	720
Convertible notes	—	—	11,493	11,493
Interest on convertible notes	1,149	2,299	—	3,448
Term loan	2,500	—	—	2,500
Line of credit	3,600	—	—	3,600

	$8,762	$3,345	$11,493	$23,600

Additionally, in December 2002, Mr. Berg provided Samsung Semiconductor Inc., one of our contracted ASSP manufacturers, with a personal guarantee to secure our working capital requirements for ASSP purchase order fulfillment. Mr. Berg agreed to provide the personal guarantee on our behalf without additional cost or collateral, as Mr. Berg maintains a secured priority interest in substantially all Focus’ assets. At December 31, 2007, we owed Samsung $194,000, under net 30 terms.

Recent Accounting Pronouncements

See note 1, “Summary of Significant Accounting Policies – Recent Accounting Pronouncements” to our consolidated financial statements, for a full description of recent accounting pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

At December 31, 2007, we did not hold any short-term investments that would be exposed to market risk from adverse movements in interest rates.

At December 31, 2007, our outstanding debt obligations, which have variable interest rates, consisted of a term loan of $2.5 million and borrowings under a line of credit of $3.6 million. The variable interest rate applicable to these debt obligations was 8.25% per annum. If short-term interest rates were to increase 100 basis points (100 basis points equals 1%), the increased interest expense associated with these debt obligations would be approximately $61,000 on an annual basis.

Foreign currency risk

Due to our reliance on international and export sales, we are subject to the risks of fluctuations in currency exchange rates. Because a substantial majority of our international and export revenue, as well as expenses, are typically denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Gains or losses related to foreign exchange currency transactions were not material for the years ended December 31, 2007, 2006 and 2005. A 10% movement in the EUR/USD exchange rate would not have a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Other Financial Information

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.T. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The additional information required by this item will appear in the Company’s definitive proxy statement for the 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) under the heading Directors, Executive Officers and Corporate Governance, and such information either shall be (i) deemed to be incorporated herein by reference from that portion of the 2008 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s  most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 11. Executive Compensation

The additional information required by this item will appear in the 2008 Proxy Statement under the heading Executive Compensation, and such information either shall be (i) deemed to be incorporated herein by reference from that portion of the 2008 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s  most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The additional information required by this item will appear in the 2008 Proxy Statement under the heading Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, and such information either shall be (i) deemed to be incorporated herein by reference from that portion of the 2008 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s  most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 13. Certain Relationships and Related Transactions and Director Independence

The additional information required by this item will appear in the 2008 Proxy Statement under the heading Certain Relationships and Related Transactions, and Director Independence, and such information either shall be (i) deemed to be incorporated herein by reference from that portion of the 2008 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s  most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 14. Principal Accountant Fees and Services.

The additional information required by this item will appear in the 2008 Proxy Statement under the heading Principal Accountant Fees and Services, and such information either shall be (i) deemed to be incorporated herein by reference from that portion of the 2008 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s  most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

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

Exhibit No.	Description

3.1	Second Restated Certificate of Incorporation of Focus (1)
3.2	Certificate of Amendment to Second Restated Certificate of Incorporation of Focus (2)
3.3	Certificate of Amendment to Second Restated Certificate of Incorporation of Focus dated July 25, 1997 (3)
3.4	Restated Bylaws of Focus (39)
3.5	Certificate of Designation – Series B Preferred Stock (4)
3.6	Certificate of Amendment to Second Restated Certificate of Incorporation of Focus dated January 16, 2001 (16)
3.7	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Focus dated January 8, 2003 (16)
3.8	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Focus dated March 12, 2004 (18)
3.9	Certificate of Designation – Series C Preferred Stock (18)
3.10	Certificate of Amendment of the Second Restated Certificate of Incorporation of Focus dated November 17, 2006 (32)
4.1	Specimen certificate for Common Stock of Focus (1)
4.2	Form of Common Stock Purchase Warrant dated January 11, 2002 issued by Focus to five Investors (7)
4.3	Common Stock Purchase Warrant dated December 27, 2001 issued by Focus to vFinance (7)
4.4	Warrant issued to vFinance dated November 25, 2002 (16)
4.5	Form of Warrant to Investors dated July 1, 2003 (17)
4.6	Form of Common Stock Purchase Warrant issued to Investors and Placement Agent dated April 6-14, 2004 (19)
4.7	Form of Common Stock Purchase Warrant issued to Investors and Private Placement Agents

Exhibit No.	Description

dated November 16-17, 2004 (21)
4.8	Warrant to purchase common stock issued to Greater Bay Bank, dated November 15, 2004 (21)
4.9	Warrant to purchase common stock issued to Wall Street Communications dated June 1, 2004 (21)
4.10	Form of Common Stock Purchase Warrant issued to Investors and Private Placement Agents dated June 20-21, 2005 (23)
4.11	Form of Common Stock Purchase Warrant issued to Carl E. Berg, Keith L. Lippert and John W. Heilshorn dated June 28, 2005, February 22, 2005 and February 22, 2005, respectively (23)
4.12	Form of Common Stock Purchase Warrant issued to Investors and Placement Agent dated November 7, 2005 (25)
4.13	Form of Senior Secured Convertible Note issued to Investors on January 24, 2006, due January 1, 2011 (27)
4.14	Warrant to Purchase Common Stock issued to Crestline Consultancy Ltd, dated December 6, 2005 (28)
4.15	Warrant to Purchase Common Stock Issued to Greater Bay Bank N.A., dated December 6, 2005 (28)
4.16	Warrant to Purchase Common Stock issued to Marketing By Design, dated April 7, 2006 (29)
4.17	Form of Common Stock Purchase Warrant (34)
4.18	Form of Warrant (37)
4.19	Form of Warrant (38)
4.20	Warrant issued to Heritage Bank of Commerce dated February 22, 2008. (42)
4.21	Warrant issued to Carl Berg (Heritage Bank of Commerce) dated March 4, 2008. (42)
4.22	Form of Warrant (Ingalls & Snyder) (43)
4.23	Warrant to Purchase Common Stock dated March 19, 2007 (Greater Bay Bancorp)(35)
4.24	Common Stock Purchaser Warrant dated March 19, 2007 (Carl E. Berg)(35)
4.25	Form of Registration Rights Agreement with BNC Bach International Ltd., Inc. (included as Exhibit B to the Common Stock and Warrant Purchase Agreement (6)
4.26	Registration Rights Agreement dated May 1, 2001 between Focus and Carl Berg (4)
4.27	Form of Registration Rights Agreement with four investors dated January 11, 2002 (7)
4.28	Registration Rights Agreement with two investors dated November 25, 2002 (16)
4.29	Registration Rights Agreement with two investors dated July 1, 2003 (19)
4.30	Form of Registration Rights Agreement with investors dated April 5, 2004 (20)
4.31	Form of Registration Rights Agreement with investors dated November 15, 2004 (21)
4.32	Form of Registration Rights Agreement with investors dated June 17, 2005 (23)
4.33	Form of Registration Rights Agreement with investors dated November 3, 2005 (25)
4.34 (a)	Registration Rights Agreement by and among Focus Enhancements, the Purchasers and Ingalls & Snyder LLC, dated as of January 24, 2006 (27)
(b)	Amendment No. 1 to Registration Rights Agreement by and among Focus Enhancements, the Purchasers and Ingalls & Snyder LLC, dated as of June 28, 2006. (30)
(c)	Amended and Restated Registration Rights Agreement by and among Focus Enhancements, Inc., the Purchasers and Ingalls & Snyder LLC, dated as of February 7, 2008. (43)
4.35	Registration Rights Agreement dated March 19, 2007 between Focus Enhancements and Greater Bay Bancorp. (35)
4.36	Piggyback Registration Rights Agreement dated March 19, 2007 between Focus Enhancements and Greater Bay Bancorp. (35)
10.1	1997 Director Stock Option Plan (8)†
10.2	Common Stock and Warrants Purchase Agreement with AMRO International, S.A. (5)

Exhibit No.	Description

10.3	Common Stock and Warrant Purchase Agreement, as amended, with BNC Bach International Ltd., Inc. (6)
10.4	Reserved
10.5	Agreement between Union Atlantic, L.C. and Focus Enhancements, Inc. confirming Reorganization Agreement to issue warrant in exchange for fee reduction (6)
10.6	Common Stock Warrant and Purchase Agreement with AMRO International, S.A. dated June 9, 2000 (5)
10.7	Promissory Note, dated October 26, 2000, from Focus Enhancements, Inc. to Carl Berg (9)
10.8	Security Agreement dated October 26, 2000, between Focus Enhancements, Inc. and Carl Berg (9)
10.9	2000 Non-Qualified Stock Option Plan (10)†
10.10	Amendment No. 1 to Secured Promissory Note dated April 24, 2001 issue by Focus to Carl Berg (excludes exhibits B and C) (4)
10.11	Reserved
10.12	Promissory note issued to Carl Berg dated June 29, 2001 (11)
10.13	Reserved
10.14	Form of Common Stock and Warrant Purchase Agreement with four investors dated January 11, 2002 (7)
10.15	Reserved
10.16	1998 Non-Qualified Stock Option Plan (12)†
10.17 (a)	Third Addendum to Lease dated July 6, 1994, by and between H-K Associates (Lessor) and Focus Enhancements, Inc. (Lessee) for premises at 1370 Dell Ave, Campbell, California (13)
(b)	Fourth Addendum to Lease dated July 6, 1994, by and between H-K Associates (Lessor) and Focus Enhancements, Inc. (Lessee) for premises at 1370 Dell Ave, Campbell, California (22)
(c)	Fifth Addendum to Lease dated July 6, 1994, by and between H-K Associates (Lessor) and Focus Enhancements, Inc. (Lessee) for premises at 1370 Dell Ave, Campbell, California (36)
10.18	Employment agreement between Focus Enhancements and Brett Moyer (14)†
10.19	Amended 2002 Non-Qualified Stock Option Plan (15)†
10.20	Common Stock Purchase Agreement with two investors dated November 25, 2002 (excludes annexes) (16)
10.21	Reserved
10.22	Extension of Notes Payable between the Company and Carl Berg dated April 28, 2003 (17)
10.23	Common Stock and Warrant Purchase Agreement (excluding exhibits) with two investors dated July 1, 2003 (17)
10.24	Reserved
10.25	Form of Securities Purchase Agreement (excluding exhibits) with investors dated April 5, 2004 (19)
10.26	Reserved
10.27	2004 Stock Incentive Plan (21)†
10.28	Form of Securities Purchase Agreement (excluding exhibits) with investors dated November 15, 2004 (21)
10.29	Reserved
10.30	Reserved
10.31	Reserved
10.32	Third amendment to Lease dated June 3, 2000, by and between Carramerica (Lessor) and Focus Enhancements, Inc. (Lessee) for premises at 22867 NW Bennett Street, Hillsboro, Oregon (22)
10.33	Form of Securities Purchase Agreement (Excluding Exhibits) with investors dated as of June 17, 2005 (23)
10.34	Reserved

Exhibit No.	Description

10.35	2004 Stock Incentive Plan, as Amended (24)†
10.36	Form of Securities Purchase Agreement (excluding exhibits) with investors dated as of November 3, 2005 (25)
10.37	Reserved
10.38	Form of Warrant Acquisition Agreement with placement agents and service providers (25)
10.39	Reserved
10.40	Senior Secured Convertible Note Purchase Agreement by and among Focus Enhancements, Inc., and the purchasers thereto (the “Purchasers’), dated as of January 24, 2006 (27)
10.41	Security Agreement by and among Focus Enhancements, the Purchasers and Ingalls & Snyder LLC, dated as of January 24, 2006 (27)
10.42

Amendment No. 1 to Intercreditor Agreement by and among Carl Berg, Venture Banking Group, a division of Greater Bay Bank, N.A. the Purchasers and Ingalls & Snyder LLC, dated as of January 24, 2006 (27)

10.43	Intercreditor Agreement by and among Carl Berg, the Purchasers and Ingalls & Snyder LLC, dated as of January 24, 2006 (27)
10.44	Reserved.
10.45 (a)	Employment agreement between Focus Enhancements and Thomas Hamilton dated October 13, 1996 (28)†
(b)	Amendment to Employment agreement between Focus Enhancements and Thomas Hamilton dated February 1, 1999 (28)†
10.46	Reserved
10.47	Employment agreement between Focus Enhancements and Gary Williams dated May 28, 2004 (28)†
10.48	Employment agreement between Focus Enhancements and Michael Conway dated March 31, 2005 (28)†
10.49	Employment agreement between Focus Enhancements and Peter Mor dated April 18, 2005 (28)†
10.50	Employment agreement between Focus Enhancements and Norman Schlomka dated December 28, 2005 (28)†
10.51	Base Salaries of the Named Executive Officers of the Registrant (28)†
10.52	Form of Executive Stock Option Agreement - 2000 Plan (28)†
10.53	Form of Executive Restricted Stock Agreement - 2000 Plan (28)†
10.54	Form of Executive Stock Option Agreement - 2002 Plan (28)†
10.55	Form of Executive Restricted Stock Agreement - 2004 Plan (28)†
10.56	Amendment No. 1 to Senior Secured Convertible Note Purchase Agreement by and among Focus Enhancements, Inc., and the purchasers thereto (the “Purchasers’), dated as of June 28, 2006. (30)
10.57	Amended 2004 Stock Incentive Plan (31)†
10.58	Form of Securities Purchase Agreement between the Company and the investor signatories thereto (Sale of 4,500,000 shares of common stock). (34)
10.59 (a)	Loan and Security Agreement with Venture Banking Group dated November 15, 2004 (22)
(b)	First Amendment to Loan and Security Agreement by and between Venture Banking Group, a division of Greater Bay Bank, N.A. and Focus Enhancements dated March 15, 2005 (22)
(c)	Second Amendment to Loan and Security Agreement between Venture Banking Group, a division of Greater Bay Bank, N.A. and Focus Enhancements dated June 24, 2005 (22)
(d)	Third Amendment To Loan And Security Agreement between Venture Banking Group, a division of Greater Bay Bank N.A., and the Company, dated December 1, 2005. (26)
(e)	Fourth Amendment to Loan and Security Agreement between Venture Banking Group, a division of Greater Bay Bank N.A. and Focus Enhancements, dated December 11, 2006. (33)

Exhibit No.	Description

(f)	Fifth Amendment to Loan and Security Agreement between Venture Banking Group, a division of Greater Bay Bank N.A. and Focus Enhancements, dated February 21, 2007. (34)
(g)	Sixth Amendment to Loan and Security Agreement between Greater Bay Venture Banking, a division of Greater Bay Bank N.A. and Focus Enhancements dated March 19, 2007. (35)
10.60

Affirmation of Guaranty and Intercreditor Agreement among Carl Berg, Greater Bay Venture Banking, a division of Greater Bay Bank N.A. (successor in interest to Venture Banking Group, a division of Greater Bay Bank, N.A. and Focus Enhancements dated March 19, 2007. (35)

10.61	Form of Securities Purchase Agreement between the Company and the investor signatories thereto (Sale of 500,000 shares of common stock). (34)
10.62	Reserved
10.63	Reserved
10.64	Form of Securities Purchase Agreement between the Company and the investor signatories thereto (37)
10.65	Engagement Letter, dated September 7, 2007, by and between the Company and Crestline Consultancy Ltd. (37)
10.66	Selling Agent Agreement, dated September 24, 2007, by and between the Company and First Montauk Securities Corp. (38)
10.67	Form of Securities Purchase Agreement between the Company and the investor signatories thereto (38)
10.68	Amended 2004 Stock Incentive Plan (40)†
10.69	Loan and Security Agreement between Heritage Bank of Commerce and Focus Enhancements, Inc., dated February 22, 2008. (42)
10.70	Form of Senior Security Note due February 11, 2001 (Ingalls and Snyder). (43)
10.71	Amended and Restated Senior Secured Note Agreement by and among Focus Enhancements, Inc., and the purchasers thereto (the Purchasers”), dated as of February 7, 2008. (43)
10.72	Amended and Restated Security Agreement by and among Focus Enhancements, the Purchasers and Ingalls & Snyder LLC, dated as of February 7, 2008. (43)
10.73

Amended and Restated Intercreditor Agreement by and among Carl Berg, Greater Bay Venture Banking, a division of Greater Bay Bank, N.A., the Purchasers and Ingalls & Snyder LLC, dated as of February 7, 2008. (43)

10.74	Amended and Restated Intercreditor Agreement by and among Carl Berg, the Purchasers and Ingalls & Snyder LLC, dated as of February 7, 2008. (43)
14	Code of Conduct (41)
21.1	Subsidiaries of the Registrant*
23.1	Consent of Burr, Pilger & Mayer LLP*
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by CEO*
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by CFO*
32.1	Certification Pursuant to 18 U.S.C. Section 1350 by CEO*
32.2	Certification Pursuant to 18 U.S.C. Section 1350 by CFO*

* Included.

†       Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit.

(1)	Filed as an exhibit to Focus’ Registration Statement on Form SB-2 (No. 33-60248-B) and incorporated herein by reference.
(2)	Filed as an exhibit to Focus’ Form 10-QSB for the period ended September 30, 1995, and incorporated herein by reference.
(3)	Filed as an exhibit to Focus’ Form 10-QSB dated August 14, 1997, and incorporated herein by reference.

(4)	Filed as an exhibit to Focus’ Amended Registration Statement on Form SB-2 (No. 333-55178) filed on August 9, 2001 as amended, incorporated herein by reference.
(5)	Filed as an exhibit to Focus’ Registration Statements on Form S-3 (No. 333-81177) filed with the Commission on June 21, 1999, and incorporated herein by reference.
(6)	Filed as an exhibit to Focus’ Registration Statement on Form S-3 (No. 333-94621) filed with the Commission on January 13, 2000, and incorporated herein by reference.
(7)	Filed as an exhibit to Focus’ Amendment No. 3 to Registration Statement on Form SB-2 (No. 333-55178) filed on January 23, 2002, and incorporated herein by reference.
(8)	Filed as an exhibit to Focus’ Registration Statement on Form S-8 (No. 333-33243) filed with the Commission on August 8, 1997, and incorporated herein by reference.
(9)	Filed as an exhibit to Focus’ Current Report on Form 8-K dated October 31, 2000, as amended by Focus’ Current Report on Form 8-K/A dated November 2, 2000, and incorporated herein by reference.
(10	Filed as an exhibit to Focus’ Form S-8 (No. 333-57762) filed with the Commission on March 28, 2001, and incorporated herein by reference.
(11)	Filed as an exhibit to Focus’ Amendment No. 4 to Registration Statement on Form SB-2 (No. 333-55178) filed on February 11, 2002, and incorporated herein by reference.
(12)	Filed as an exhibit to Focus’ Form S-8 (No. 333-89770) filed with the Commission on June 4, 2002, and incorporated herein by reference.
(13)	Filed as an exhibit to Focus’ Form l0-QSB dated August 14, 2002, and incorporated herein by reference.
(14)	Filed as an exhibit to Focus’ Form l0-QSB dated November 14, 2002, and incorporated herein by reference.
(15)	Filed as an exhibit to Focus’ Registration Statement on Form S-8 (No. 333-115013) filed with the Commission on May 28, 2004, and incorporated herein by reference.
(160	Filed as an exhibit to Focus’ Form 10-KSB dated March 31, 2003, and incorporated herein by reference.
(17)	Filed as an exhibit to Focus’ Registration Statement on Form S-3 (No. 333-108134) filed with the SEC on August 21, 2003, and subsequently amended, and incorporated herein by reference.
(18)	Filed as an exhibit to Focus’ Form 10-K filed with the SEC on March 16, 2004, and incorporated herein by reference.
(19)	Filed as an exhibit to Focus’ Form S-3 filed with the SEC on May 28, 2004 (No. 333-116031), and incorporated herein by reference.
(20)	Filed as Appendix A to Focus’ Definitive Proxy Statement filed with the SEC on July 9, 2004, and incorporated herein by reference.
(21)	Filed as an exhibit to Focus’ Form S-3 filed with the SEC on December 13, 2004 (No. 333-121206).
22)	Filed as an exhibit to Focus’ Form 8-K filed with the SEC on June 30, 2005 and incorporated herein by reference.
(23)	Filed as an exhibit to Focus’ Registration Statement on Form S-3 filed with the SEC on July 15, 2005 (No. 333-126629) and incorporated herein by reference.
(24)	Filed as an exhibit to Focus’ Form 8-K filed with the SEC on October 4, 2005 and incorporated herein by reference.
(25)	Filed as an exhibit to Focus’ Form 8-K filed with the SEC on November 10, 2005 and incorporated herein by reference.
(26)	Filed as an exhibit to Focus’ Form 8-K filed with the SEC on December 6, 2005 and incorporated herein by reference.
(27)	Filed as an exhibit to Focus’ Form 8-K filed with the SEC on January 30, 2006 and incorporated herein by reference.
(28)	Filed as an exhibit to Focus’ Form 10-K filed with the SEC on March 15, 2005, and incorporated herein by reference.

(29)	Filed as an exhibit to Focus’ Registration Statement on Form S-3 filed with the SEC on April 13, 2006 (No. 333-133291) and incorporated herein by reference.
(30)	Filed as an exhibit to Focus’ Form 8-K filed with the SEC on August 2, 2006 and incorporated herein by reference.
31.	Filed as an exhibit to Focus’ Form 8-K filed with the SEC on November 21, 2006 and incorporated herein by reference.
(32)	Filed as an exhibit to Focus’ Registration Statement on Form S-3 filed with the SEC on December 8, 2006 (No. 333-129224) and incorporated herein by reference.
(33)	Filed as an exhibit to Focus’ Form 8-K filed with the SEC on December 12, 2006 and incorporated herein by reference.
(34)	Filed as an exhibit to Focus’ Form 8-K filed with the SEC on February 22, 2007 and incorporated herein by reference.
(35)	Filed as an exhibit to Focus’ Form 8-K filed with the SEC on March 23, 2007
(36)	Filed as an exhibit to Focus’ Form 8-K filed with the SEC on August 7, 2007 and incorporated herein by reference.
(37)	Filed as an exhibit to Focus’ Form 8-K filed with the SEC on September 18, 2007 and incorporated herein by reference.
(38)	Filed as an exhibit to Focus’ Form 8-K filed with the SEC on September 27, 2007 and incorporated herein by reference.
(39)	Filed as an exhibit to Focus’ Form 10-Q filed with the SEC on November 14, 2007 and incorporated herein by reference.
(40)	Filed as an exhibit to Focus’ Form 8-K filed with the SEC on December 28, 2007 and incorporated herein by reference.
(41)	Filed as an exhibit to Focus’ Form 8-K filed with the SEC on June 13, 2007 and incorporated herein by referenced.
(42)	Filed as an exhibit to Focus’ Form 8-K filed with the SEC on March 6, 2008 and incorporated herein by reference.
(43)	Filed as an exhibit to Focus’ Form 8-K filed with the SEC on February 15, 2008 and incorporated herein by reference.

(c)       Financial Schedules

Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Focus Enhancements, Inc.:

We have audited the accompanying consolidated balance sheets of Focus Enhancements, Inc. and its subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Focus Enhancements, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 and Note 12 to the consolidated financial statements, on January 1, 2007 the Company changed its method of accounting for uncertain tax positions as a result of adopting Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” and as discussed in Note 1 and Note 10 to the consolidated financial statements, on January 1, 2006 the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” applying the modified prospective method.

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

/s/ Burr, Pilger & Mayer LLP

San Jose, California
March 27, 2008

Focus Enhancements, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2007	2006
Assets

Current assets:
Cash and cash equivalents	$1,841	$5,969
Restricted cash	90	—
Accounts receivable, net of allowances of $253 in 2007 and $304 in 2006	4,318	4,188
Inventories	3,957	4,072
Prepaid expenses and other current assets	1,130	1,207
Total current assets	11,336	15,436

Property and equipment, net	1,240	980
Other assets	153	187
Intangible assets, net	—	186
Goodwill	13,191	13,191
	$25,920	$29,980

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,554	$3,424
Borrowings under line of credit	3,600	3,390
Capital lease obligations	122	10
Term loan	2,500	2,500
Accrued compensation	872	1,060
Accrued liabilities	2,722	2,642
Total current liabilities	13,370	13,026

Convertible notes	11,493	10,946
Total liabilities	24,863	23,972

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; 3,161 shares issued and outstanding at December 31, 2007 and 2006, respectively (aggregate liquidation preference $3,917)	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 85,248,194 and 73,210,870 shares issued and outstanding at December 31, 2007 and 2006, respectively	841	722
Treasury stock at cost, 516,667 and 497,055 shares at December 31, 2007 and 2006, respectively	(775)	(750)
Additional paid-in capital	123,392	111,203
Accumulated other comprehensive income	257	130
Accumulated deficit	(122,658)	(105,297)

Total stockholders’ equity	1,057	6,008

	$25,920	$29,980

The accompanying notes are an integral part of these consolidated financial statements.

Focus Enhancements, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years ended December 31,
	2007	2006	2005

Net revenue	$29,971	$37,478	$24,551
Cost of revenue	16,665	20,259	15,520
Gross margin	13,306	17,219	9,031

Operating expenses:
Sales, marketing and support	8,925	8,930	6,668
General and administrative	4,360	4,148	4,059
Research and development	15,851	12,720	12,791
Amortization of intangible assets	156	508	530
	29,292	26,306	24,048
Loss from operations	(15,986)	(9,087)	(15,017)
Interest expense, net	(1,349)	(1,423)	(298)
Value of derivative liability	—	(4,000)	—
Change in value of derivative liability and warrant liability	—	(1,361)	—
Other income (expense)	(4)	6	(76)
Loss before income tax expense (benefit)	(17,339)	(15,865)	(15,391)
Income tax expense (benefit)	22	58	(23)
Net loss	$(17,361)	$(15,923)	$(15,368)

Net loss per share - basic and diluted	$(0.22)	$(0.23)	$(0.25)

Weighted average common and common equivalent shares - basic and diluted	78,268	69,071	61,664

The accompanying notes are an integral part of these consolidated financial statements.

Focus Enhancements, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(In thousands)

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Deferred Stock based	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Compensation	Income	Deficit	Equity	Loss
Balance at December 31, 2004	3	$—	60,413	$597	$(750)	$95,463	$—	$14	$(74,006)	$21,318
Issuance of common stock from private offerings, net of issuance costs of $458	—	—	7,433	74	—	4,457	—	—	—	4,531
Fair value of warrants issued	—	—	—	—	—	80	—	—	—	80
Reimbursement from Visual Circuits Liquidating Trust of transaction costs related to acquisition (see Note 9)	—	—	—	—	—	225	—	—	—	225
Deferred stock compensation associated with issuance of restricted stock grants	—	—	245	—	—	272	(214)	—	—	58
Issuance of common stock upon exercise of stock options	—	—	268	3	—	149	—	—	—	152
Issuance of common stock in connection with earn out agreement with COMO Computer and Motion GmbH acquisition	—	—	23	—	—	38	—	—	—	38
Proceeds from the sale of shares held in escrow for nonrecourse note from former COMO shareholders (see Note 9)	—	—	—	—	—	509	—	—	—	509
Compensation charge associated with the modification of employee stock options					—	104	—	—	—	104
Net loss	—	—	—	—	—	—	—	—	(15,368)	(15,368)	$(15,368)
Foreign currency translation adjustments	—	—	—	—	—	—	—	33	—	33	33
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(15,335)
Balance at December 31, 2005	3	$—	68,382	$674	$(750)	$101,297	$(214)	$47	$(89,374)	$11,680

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Deferred Stock- based	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Compensation	Income	Deficit	Equity	Loss
Balance at December 31, 2005	3	$—	68,382	$674	$(750)	$101,297	$(214)	$47	$(89,374)	$11,680
Reclassification of deferred stock based compensation	—	—	—	—	—	(214)	214	—	—	—
Issuance of common stock upon exercise of stock options	—	—	2,230	22	—	1,936	—	—	—	1,958
Issuance of common stock upon exercise of warrants	—	—	2,029	20	—	1,865	—	—	—	1,885
Issuance of common stock in connection with earn out agreement with COMO Computer and Motion GmbH acquisition	—	—	23	—	—	37	—	—	—	37
Issuance of restricted stock	—	—	547	6	—	(6)	—	—	—	—
Reclassification of warrant liability	—	—	—	—	—	39	—	—	—	39
Stock issuance costs	—	—	—	—	—	(53)	—	—	—	(53)
Stock based compensation	—	—	—	—	—	662	—	—	—	662
Reclassification of derivative liability	—	—	—	—	—	5,348	—	—	—	5,348
Issuance of convertible notes with beneficial conversion feature	—	—	—	—	—	292	—	—	—	292
Net loss	—	—	—	—	—	—	—	—	(15,923)	(15,923)	$(15,923)
Foreign currency translation adjustments	—	—	—	—	—	—	—	83	—	83	83
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(15,840)
Balance at December 31, 2006	3	$—	73,211	$722	$(750)	$111,203	$—	$130	$(105,297)	$6,008

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Deferred Stock- based	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Compensation	Income	Deficit	Equity	Loss
Balance at December 31, 2006	3	$—	73,211	$722	$(750)	$111,203	$—	$130	$(105,297)	$6,008
Issuance of common stock from private offerings, net of issuance costs of $603	—	—	11,136	111	—	10,986	—	—	—	11,097
Issuance of common stock upon exercise of stock options	—	—	107	1	—	101	—	—	—	102
Issuance of common stock upon exercise of warrants	—	—	138	1	—	126	—	—	—	127
Issuance of warrants related to line of credit	—	—	—	—	—	51	—	—	—	51
Issuance of restricted stock	—	—	656	6	—	(6)	—	—	—	—
Repurchase of common stock	—	—	—	—	(25)	—	—	—	—	(25)
Stock based compensation	—	—	—	—	—	931	—	—	—	931
Net loss	—	—	—	—	—	—	—	—	(17,361)	(17,361)	$(17,361)
Foreign currency translation adjustments	—	—	—	—	—	—	—	127	—	127	127
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(17,234)
Balance at December 31, 2007	3	$—	85,248	$841	$(775)	$123,392	$—	$257	$(122,658)	$1,057

The accompanying notes are an integral part of these consolidated financial statements.

Focus Enhancements, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(17,361)	$(15,923)	$(15,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,009	1,459	1,366
Stock-based compensation	931	662	242
Value of derivative liability	—	4,000	—
Change in value of derivative liability and warrant liability	—	1,361	—
Non-cash interest expense on convertible notes	—	292	—
Accrued interest on convertible notes	547	974	—
Amortization of debt issuance costs	77	24	69
Changes in assets and liabilities:
Accounts receivable	13	(893)	(21)
Inventories	235	(235)	118
Prepaid expenses and other assets	(393)	(644)	(241)
Other assets	34	—	—
Accounts payable	88	395	512
Accrued liabilities	196	273	816
Net cash used in operating activities	(14,624)	(8,255)	(12,507)

Cash flows from investing activities:
Purchases of property and equipment	(839)	(537)	(579)
Decrease (increase) in restricted cash	(90)	—	284
Net cash used in investing activities	(929)	(537)	(295)

Cash flows from financing activities:
Borrowings from line of credit	9,300	3,390	2,966
Repayments of line of credit	(9,090)	(2,966)	(516)
Borrowings from term loan	5,000	2,500	4,000
Repayments of term loan	(5,000)	(2,500)	(1,500)
Proceeds from exercise of common stock options and warrants	229	3,843	152
Proceeds from issuance of convertible notes	—	10,000	—
Payments on notes payable to bank	—	(3)	(206)
Payments under capital lease obligations	(121)	(107)	(97)
Repurchase of common stock	(25)	—	—
Net proceeds from private offerings of common stock	11,097	(53)	4,531
Proceeds from sale of escrow stock related to acquisition of COMO Computer and Motion GmbH	—	—	509
Reimbursement of transaction costs related to acquisition of Visual Circuits Corporation	—	—	225
Net cash provided by financing activities	11,390	14,104	10,064

Effect of exchange rate changes on cash and cash equivalents	35	20	(5)

Increase (decrease) in cash and cash equivalents	(4,128)	5,332	(2,743)
Cash and cash equivalents at beginning of period	5,969	637	3,380
Cash and cash equivalents at end of period	$1,841	$5,969	$637

The accompanying notes are an integral part of these consolidated financial statements.

(Continued)

	Years ended December 31,
	2007	2006	2005
Supplemental cash flow disclosures

Interest paid	$852	$231	$301
Taxes paid	$38	$39	$2

Supplemental schedule of non-cash investing and financing activities

Acquisition of property and equipment through capital leases	$233	$—	$192
Issuance of common stock in connection with earn out agreement with COMO acquisition	$—	$37	$38
Warrants issued in connection with line of credit	$51	$—	$24
Reclassification of warrant liability	$—	$39	$—
Reclassification of derivative liability	$—	$5,348	$—
Issuance of convertible notes for accrued interest	$547	$946	$—

The accompanying notes are an integral part of these consolidated financial statements.

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

1.             Summary of Significant Accounting Policies

Business of the Company. Focus Enhancements, Inc. and its subsidiaries (the “Company” or “Focus”) was incorporated in 1992 and develops and markets proprietary video technology in two areas: semiconductor and systems. Focus markets its products globally to original equipment manufacturers (“OEMs”), and dealers and distributors in the consumer and professional channels. Semiconductor products include several series of Application Specific Standard Products (“ASSPs”), which address the wireless video and data market using Ultra Wideband (“UWB”) technology and the video convergence market. The UWB chipsets are targeted for the wireless USB market while the video convergence chips are deployed into portable media players, video conferencing systems, Internet TV, media center and interactive TV applications. Focus’ systems products are designed to provide solutions for the professional video production market particularly for the video acquisition, media asset management and digital signage markets. Focus markets its systems products primarily through the professional channel. Focus production products include video scan converters, video mixers, standard and high definition digital video disk recorders, MPEG (Moving Picture Experts Group) recorders and file format conversion tools. Focus media asset management systems products include network-based video servers, long-duration program monitors and capture/playout components. Focus digital signage and retail media solutions products include standard and high definition MPEG players, servers.

Basis of Presentation. The consolidated financial statements include the accounts of Focus and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

Business Combinations. The acquisitions of Videonics, Inc., (“Videonics”) in January 2001, COMO Computer and Motion GmbH (“COMO”) in February 2004, and Visual Circuits Corporation (“Visual Circuits”) in May 2004, were accounted for under the purchase method of accounting, and the consolidated financial statements include the results of operations of these companies from the date of acquisition. The net assets of these companies were recorded at their fair value at the date of acquisition with the excess of the purchase price over such fair values allocated to goodwill.

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

Financial Instruments. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate the respective fair values due to the short-term maturity of these instruments. Debt and capital lease obligations approximate fair value as these instruments bear interest at terms that would be available through similar transactions with other third parties.

Cash and Cash Equivalents. Focus considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash. During 2007, the Company obtained a bond which is reported as restricted cash on Focus’ consolidated balance sheet.  The bond was obtained in connection with an appeal to the German Import Tax Office.

Revenue and Cost Recognition. Revenue consists primarily of sales of products to OEMs, dealers and distributors. Focus recognizes revenues, net of discounts, when all the following conditions have been met: a purchase order has been received; shipment of product (as title transfers upon shipment) has occurred; the sales price is fixed or determinable; collection of the resulting receivable is probable; and all significant obligations have been met. At the time a sale is recorded, provisions are made to estimate customer returns, reflected as a reduction of revenue and trade receivables, and warranty repair/replacement costs, reflected as an increase to cost of revenue. Although Focus may choose to take back product at its discretion, only a limited number of consumer channel distributors have return rights. In connection with these agreements, distributors may return or exchange slow moving inventory held by that distributor. However, these return rights are limited to 25% of the customer’s prior quarter purchases.

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

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

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

Focus defers revenue recognition of sales to certain distributors until the distributor sells through such products to the end customer, or if sell through information is not available from the distributor, when cash is received from the distributors. Receipt of cash from those distributors that do not provide sell through information has historically been indicative of sell through to an end user by that distributor. Management is not aware of any circumstances that would require the return of cash to a distributor, once payment from a distributor has been received. Focus’ inventory at such distributors at December 31, 2007 and 2006 was $2,000.

Contract revenues are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for the contract. This method is used because management considers expended labor hours to be the best available measure of progress on the contract. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Provisions for the entire amount of estimated losses on uncompleted contracts are made in the periods such losses are determined. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Contract revenues were $50,000, $264,000 and $336,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Contract costs for the years ended December 31, 2007, 2006 and 2005 were $39,000, $319,000 and $287,000, respectively, and were recorded in cost of revenue in the consolidated statements of operations.

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

As of December 31, 2007, two customers had balances over 10%, totaling approximately 28% of Focus’ accounts receivable. As of December 31, 2006, one customer represented approximately 19% of Focus’ accounts receivable. Focus provides credit to customers in the normal course of business with terms generally ranging between 30 to 60 days. Focus does not usually require collateral for trade receivables, but attempts to limit credit risk through its customer credit evaluation process.

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

Property and Equipment. Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets as set forth below. Focus evaluates property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be measured based on the discounted cash flows compared to the carrying amount. No impairment charge for property and equipment has been recorded in the years ended December 31, 2007, 2006 or 2005. Repair and maintenance costs are expensed as incurred.

Category	Depreciation Period
Equipment	3-5 years
Tooling	2 years
Furniture and fixtures	5 years
Purchased software	1-3 years
Leasehold improvements	Lesser of estimated life of the asset or the term of the lease

Capitalized Software. Certain software development costs are capitalized when incurred under Statement of Financial Accounting Standard (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are amortized based on the greater of (1) the ratio of the current gross revenues for a product to the total current and anticipated future gross revenues for the product, or (2) the straight-line basis over the estimated useful life of the asset commencing on the date the product is released. No software development costs were capitalized in 2007, 2006 or 2005.

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

Effective January 1, 2002, Focus adopted SFAS No. 142, Goodwill and Other Intangibles (“SFAS No. 142”). Under SFAS No. 142, goodwill is no longer subject to amortization. Rather, SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and at least annually thereafter. Focus completed its annual impairment review during the fourth quarter of 2007. Management has determined that goodwill was not impaired at the annual review date. Under SFAS No. 142, goodwill impairment may exist if the net book value of a reporting unit exceeds its estimated fair value.

Intangible assets other than goodwill are amortized using the straight-line basis over their estimated useful lives ranging from three to four years.

Advertising and Sales Promotion Costs. Advertising and sales promotion costs are expensed as incurred. Advertising costs consist primarily of magazine advertisements, agency fees and other direct production costs. Advertising and sales

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

promotion costs totaled approximately $283,000, $471,000 and $483,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Product Warranty Costs. Focus’ warranty period for its products is generally 90 days to one year. Focus accrues for warranty costs based on estimated warranty return rates and costs to repair.

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

The Company adopted Financial Accounting Standard Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, “ on January 1, 2007. FIN 48 is an interpretation of SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The impact on adoption of FIN 48 is more fully described in Note 12, “Income Taxes.”

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

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

Earnings Per Share. Focus calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share represents net loss available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed conversion. Potential common shares that may be issued by Focus relate to preferred stock and outstanding stock options and warrants. The number of common shares that would be issued under outstanding options and warrants is determined using the treasury stock method. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive due to net losses reported in the periods presented.

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

Recent Accounting Pronouncements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting this standard as of January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 on their consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115,” or SFAS No. 159, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective for the Company beginning on January 1, 2008. The Company is currently evaluating the impact of SFAS No. 159 on their consolidated financial position and results of operations.

In December 2007 the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141R. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 141R on their consolidated financial position and results of operations.

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51,” or SFAS No. 160. SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS No. 160 will have on their future consolidated financial statements.

The Emerging Issues Task Force issued EITF 07-3, “Accounting for Nonrefundable Advanced Payments for Goods and Services Received for Use in Future Research and Development Activities,” or EITF 07-3, to clarify diversity in practice

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

on the presentation of advanced payments for goods or services used in future research and development activities. The Task Force concluded that nonrefundable advance payments for good or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the potential impact that the adoption of EITF 07-3 will have on their future consolidated financial statements

2.             Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the years ended December 31, 2007, 2006 and 2005, Focus incurred net losses of $17.4 million, $15.9 million and $15.4 million, respectively, and used net cash in operating activities of $14.6 million, $8.3 million and $12.5 million, respectively. These factors raise substantial doubt at Focus’ ability to continue as a going concern.

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

Focus has historically met cash needs from the proceeds of debt, the sale of common stock in private placements and the exercise of employee stock options and warrants. Management continues to assess its product lines in light of technology trends and economic conditions, to identify how to enhance existing product lines or create new distribution channels. Focus received gross proceeds of $5.4 million in September 2007 and $6.3 million in February 2007 from the issuance of common stock to two groups of investors.

In February 2008, the Company raised $9.3 million in gross proceeds through the issuance of additional debt. The Company will need to raise additional amounts before December 31, 2008, to continue development and launch commercialization of its next generation UWB products. The amount necessary will depend upon the results and timing of ongoing UWB development efforts and the anticipated growth of its existing businesses. These future capital requirements will remain dependent upon  these and other factors, including cash flow from operations, maintaining gross margins at current or increased levels, continued progress in research and development programs, and the Company’s ability to market  new products successfully.

3.                                      Goodwill and Intangible Assets

The following table provides a summary of goodwill by acquisition:

	December 31,
(In thousands)	2007	2006

Videonics	$5,070	$5,070
Tview	121	121
COMO	1,104	1,104
Visual Circuits	6,896	6,896

	$13,191	$13,191

The above goodwill is attributable to the Systems business segment.

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

The following tables provide a summary of the carrying amounts of intangible assets subject to amortization:

	December 31, 2007
		Accumulated	Net
(In thousands)	Gross Amount	Amortization	Amount

Existing technology	$3,945	$(3,945)	$—
Tradename	176	(176)	—

	$4,121	$(4,121)	$—

	December 31, 2006
		Accumulated	Net
	Gross Amount	Amortization	Amount

Existing technology	$3,945	$(3,759)	$186
Tradename	176	(176)	—

	$4,121	$(3,935)	$186

Amortization expense for the years ended December 31, 2007, 2006 and 2005 was recorded as follows:

	Years ended December 31,
(In thousands)	2007	2006	2005

Cost of revenue	$30	$172	$181
Operating expenses	156	508	530

	$186	$680	$711

4.                                      Significant Reserves

A summary of the activity in the significant reserves relating to doubtful accounts receivable, sales returns and warranty reserve is as follows (in thousands):

Accounts Receivable Reserve

December 31,	Beginning Balance	Charged to Operations	Reductions	Ending Balance
2007	$144	$(26)	$25	$93
2006	$184	$87	$127	$144
2005	$209	$60	$85	$184

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

Sales Return Reserve

December 31,	Beginning Balance	Charged to Operations	Reductions	Ending Balance
2007	$160	$776	$776	$160
2006	$234	$1,074	$1,148	$160
2005	$234	$1,136	$1,136	$234

The accounts receivable reserve and the sales return reserve are deducted from accounts receivable on the consolidated balance sheets.

Warranty Reserve

December 31,	Beginning Balance	Charged to Operations	Reductions	Ending Balance
2007	$191	$153	$226	$118
2006	$220	$191	$220	$191
2005	$170	$365	$315	$220

The warranty reserve is included in accrued liabilities on the consolidated balance sheets.

5.                                      Inventories

	December 31,
(In thousands)	2007	2006

Raw materials	$732	$1,286
Work in process	783	1,055
Finished goods	2,442	1,731

	$3,957	$4,072

Focus periodically reviews its inventories for excess and obsolete inventory items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost. As a result of this inventory review, Focus charged approximately $495,000, $247,000 and $475,000 to cost of revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

6.                                      Property and Equipment

	December 31,
(In thousands)	2007	2006

Equipment	$2,745	$1,848
Tooling	481	439
Furniture and fixtures	149	129
Leasehold improvements	197	197
Purchased software	1,203	1,128
	$4,775	$3,741
Accumulated depreciation and amortization	(3,535)	(2,761)

Property and Equipment, net	$1,240	$980

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2007, 2006 and 2005 was $823,000, $779,000 and $655,000, respectively.

Equipment includes $233,000 and $109,000 of equipment under capital lease at December 31, 2007 and 2006, respectively. Accumulated amortization of assets under capital lease totaled $78,000 and $64,000 at December 31, 2007 and 2006, respectively.

7.                                      Borrowings

Borrowings consisted of the following:

	December 31,
(In thousands)	2007	2006
Short-term debt:
Accounts receivable-based line of credit	$3,600	$3,390
Term loan	2,500	2,500
	6,100	5,890
Long-term debt:
Convertible notes	11,493	10,946

	$17,593	$16,836

Accounts Receivable-Based Line of Credit

In November 2004, Focus obtained a $4.0 million line of credit from Greater Bay Bank (“the Bank”) under which it can borrow up to 90% of its eligible outstanding accounts receivable. The credit line expires on February 23, 2008 as a result of an extension granted in March 2007, and is collateralized by a personal guarantee from Carl Berg, a Company director and shareholder. In connection with this credit line, the Bank has obtained a first priority security interest in Focus’ accounts receivable through an agreement with Mr. Berg, which enables Mr. Berg to retain his existing security interest in all of Focus’ assets while subordinating his pre-existing security interest in Focus’ accounts receivable. In connection with the March 2007 extension, Focus agreed to pay loan commitment fees of $22,500 and agreed to issue a warrant to the Bank to purchase 48,148 shares of common stock at an exercise price of $1.35 per share. In connection with Mr. Berg’s continued extension of his personal guarantee on both the $4.0 million accounts receivable-based line

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

of credit and the $2.5 million term loan to the Bank, Focus agreed to issue to Mr. Berg a warrant to purchase 48,148 shares of common stock at an exercise price of $1.35 per share. The warrant issued to the Bank and to Mr. Berg was valued at $25,702 each, using the Black-Scholes option pricing model. The warrant issued to the Bank will be amortized to interest expense over the term of the line of credit. The warrant issued to Mr. Berg was charged to general and administrative expense at the time of issuance.

The credit line is subject to ongoing covenants including a covenant based on operating results. Borrowings under the credit line bear interest at a rate of prime plus 1%, which was 8.25% at December 31, 2007. At December 31, 2007, there was an outstanding balance on this credit line of $3.6 million. Based on Focus’ December 31, 2007 eligible accounts receivable, the maximum amount available to borrow was $3.3 million. Therefore, on January 24, 2008 Focus repaid $292,000 under the line of credit.

Term Loan

On June 28, 2005, Focus signed a term loan agreement with Greater Bay Bank under which Focus can borrow up to $2.5 million. As a result of an extension granted in March 2007, the term loan maturity date was extended to March 23, 2008. Mr. Berg has personally guaranteed the loan, which is interest only until maturity and is in addition to Focus’ existing $4.0 million accounts receivable based secured line of credit that Focus has with this bank. Interest is payable under this term loan at prime plus 1%, which was 8.25% at December 31, 2007. At December 31, 2007, there was an outstanding balance of $2.5 million under this term loan.

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

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

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

On June 30, 2007, December 30, 2006 and June 30, 2006, Focus issued additional notes in the amounts of $547,167, $521,250 and $425,000, in lieu of the cash interest payments due on the previously mentioned dates. These notes retain the same terms and conditions as the $10.0 million convertible notes issued on January 27, 2006. The difference between the $1.00 conversion price and the fair market value of Focus’ common stock at December 30, 2006 ($1.56) resulted in a beneficial conversion feature of approximately $292,000 which has been recorded as a charge to interest expense in the consolidated statements of operations. At June 30, 2007 and 2006, the fair market value of Focus’ common stock was less than the conversion price so there was no beneficial conversion feature related to the note issuances.

8.                                      Commitments and Contingencies

Research and Development Agreements

In June 2004, Focus entered into a development and license agreement under which Focus agreed to pay $664,000 to a third party for engineering services and the rights to certain intellectual property that will be used in the research and development of UWB technology. Such amount was expensed to research and development ratably over the development period from June 2004 to January 2005 based on the level of effort incurred by the third party. Payments

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

were made upon the achievement of specific development milestones by the third party, which were completed in January 2005. In October 2004, Focus entered into a design services contract under which Focus agreed to pay $2.9 million to a third party for the design and development of high performance UWB integrated circuits. The contract amount was subsequently increased to $3.3 million. Payments were made upon the completion of specific milestones by the third party, which were completed by April 2007. For the year ended December 31, 2007, total research and development expenses were reduced by $17,000, upon a final reconciliation of time and materials related to the contract. For the years ended in December 31, 2006 and 2005, $467,000 and $1.8 million, respectively, was charged to research and development expense based on the level of effort incurred by the third party. No amounts related to this contract were included within the consolidated balance sheet at December 31, 2007. At December 31, 2006, $141,000 was included within accrued liabilities.

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

In September 2007, Focus entered into a design services contract under which Focus agreed to pay approximately $1.3 million to a third party for the design and development of new UWB integrated circuits. Payments will be made upon the completion of specific milestones by the third party. For the year ended December 31, 2007 $784,000 was charged to research and development expense based on the level of effort incurred by the third party. At December 31, 2007, obligations related to this contract included in accrued liabilities on the consolidated balance sheet were $515,000.

Leases

Focus leases office facilities and certain equipment under operating and capital leases. Focus’ interest rate on its capital lease is 10.03% per annum. Under certain of the lease agreements, Focus is obligated to pay for utilities, taxes, insurance and maintenance. Total rent expense for the years ended December 31, 2007, 2006 and 2005 was approximately $893,000, $838,000 and $831,000, respectively.

Minimum lease commitments at December 31, 2007 are as follows:

(In thousands)	Operating Lease Commitments	Capital Lease Commitments

2008	$664	$129
2009	602	—
2010	444	—
2011	—	—

	$1,710	129

Less: amount representing interest		(7)
Present value of future minimum future lease payments		$122

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

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

At December 31, 2007, Focus had issued non-cancelable purchase orders for approximately $720,000 to purchase finished goods from its contract manufacturers, and had not incurred any significant liability for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

Employment Agreements

Focus has employment agreements with certain corporate officers. The agreements are generally one year in length and provide for minimum salary levels. These agreements include severance payments of approximately half to one times each officer’s annual compensation.

Indemnification agreements

Focus enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that Focus’ products infringe a patent, copyright or trademark, or misappropriate a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including but not limited to product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them noninfringing. Such indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies”, and are generally limited to the amount paid by the customer. Focus has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of December 31, 2007. As a result, Focus believes the estimated fair value of these indemnification agreements, if any, to be minimal, and therefore no liability was recorded with respect to such indemnifications as of December 31, 2007 and 2006.

General

From time-to-time, Focus is party to certain other claims and legal proceedings that arise in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on Focus’ financial position or results of operation.

9.                                      Stockholders’ Equity

Preferred Stock

The Board of Directors (“Board”) of Focus adopted a Certificate of Designation whereby a total of 3,000 shares of Series B preferred stock, $0.01 par value per share are authorized for issuance. At December 31, 2007 and 2006, 2,744 shares of Series B preferred stock were outstanding. Each share has a liquidation preference in the amount of $1,190.48 plus all accrued or declared but unpaid dividends. Cash dividends on the stock are non-cumulative and are paid at the option of the Board of Directors. If paid, the rate shall be seven percent per annum. The Board does not presently intend to pay dividends on the stock. At the option of the holder, each share is convertible into 1,000 shares of Focus common stock.

The Board of Focus adopted a Certificate of Designation whereby a total of 500 shares of Series C preferred stock,

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

$0.01 par value per share are authorized for issuance. At December 31, 2007 and 2006, 417 shares of Series C preferred stock were outstanding. Each share has a liquidation preference in the amount of $1,560.00 plus all accrued or declared but unpaid dividends. Cash dividends on the stock are non-cumulative and are paid at the option of the Board of Directors. If paid, the rate shall be seven percent per annum. The Board does not presently intend to pay dividends on the stock. At the option of the holder, each share is convertible into 1,000 shares of Focus common stock.

Common Stock

For the year ended December 31, 2007, Focus issued at various times, an additional 245,243 shares of common stock through exercises of options and warrants, receiving cash of approximately $229,000.

For the year ended December 31, 2007, Focus granted 655,718 shares of restricted stock to employees and directors of the Company. The value of these grants of $856,000 will be amortized as compensation expense over the four year vesting period of the grants. For the year ended December 31, 2007, Focus cancelled 21,692 shares of restricted stock, as a result of an employee terminating his employment prior to vesting.

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

In March 2007, Focus issued a warrant to purchase 48,148 shares of common stock as compensation to Greater Bay Bank for the extension of Focus’ line of credit facility from March 2007 to February 2008. This warrant is immediately exercisable for a period of five years at an exercise price of $1.35 per share and was valued at $25,702 using the Black-Scholes option pricing model. The value of the warrant will be amortized to general and administrative expense over the life of the line of credit extension. During the year ended December 31, 2007, $21,000 was amortized to general and administrative expense.

In March 2007, in connection with Mr. Berg’s extension of his personal guarantee to collateralize Focus’ accounts receivable-based line of credit with Greater Bay Bank, Focus issued to Mr. Berg a warrant to purchase 48,148 shares of Focus common stock. This warrant is immediately exercisable for a period of five years at an exercise price of $1.35 per share and was valued at $25,702 using the Black-Scholes option pricing model. The warrant was charged to general and administrative expense at the time of issuance.

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

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

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

On March 22, 2005, Focus issued warrants to purchase 35,000 shares of common stock as compensation to unrelated parties for investor relation services. The warrants are immediately exercisable for a period of five years at an exercise price of $0.92 per share, were valued at $23,000 using the Black-Scholes option pricing model and were expensed to general and administrative expenses.

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

In June 2005, in connection with Mr. Berg’s extension of his personal guarantee that collateralizes Focus’ accounts receivable-based line of credit, Focus issued to Mr. Berg a warrant to purchase 100,000 shares of Focus common stock at an exercise price of $0.81 per share. Mr. Berg exercised such warrant in 2006. The warrant was valued at $42,000 using the Black-Scholes option pricing model and was charged to general and administrative expense at the time of issuance.

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

On December 6, 2005, Focus issued a warrant to purchase 60,000 shares of common stock as compensation to unrelated parties for investor relation services. This warrant is immediately exercisable for a period of four years at an exercise price of $1.00 per share, was valued at $15,000 using the Black-Scholes option pricing model and was expensed to general and administrative expenses.

On December 6, 2005, Focus issued a warrant to purchase 40,000 shares of common stock as compensation to Greater Bay Bank for the extension of Focus’ line of credit facility from November 2005 to December 24, 2006. This warrant is immediately exercisable for a period of five years at an exercise price of $1.00 per share and was valued at $26,000 using the Black-Scholes option pricing model. The value of the warrant was amortized to general and administrative

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

expense over the life of the line of credit extension. During the years ended December 31, 2006 and 2005, $24,000 and $2,000, respectively, were amortized to general and administrative expense.

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

In connection with the acquisition of COMO, Focus agreed to issue up to an additional 46,266 shares of its common stock to COMO’s shareholders, in the event certain conditions were met at the end of 2004 and 2005. These relevant conditions were met at the end of 2004 and 2005, and accordingly, 23,132 and 23,134 shares were issued to COMO’s former shareholders in 2005 and 2006, respectively.

On May 28, 2004, Focus acquired substantially all the assets and assumed certain liabilities of Visual Circuits pursuant to an Agreement and Plan of Reorganization. Under the terms of the agreement, VCC Liquidating Corporation (“VCC”), formerly Visual Circuits, was to reimburse Focus for all transaction costs paid by Visual Circuits prior to the acquisition. Such transaction costs, initially estimated at $400,000, were to have been reimbursed to Focus on or before October 8, 2004. The receivable from VCC was not recorded in the consolidated balance sheet at December 31, 2004, as the recourse available to Focus in the event of default was limited to the shares held in escrow. On February 15, 2005, Focus collected $225,000, as the result of a negotiated settlement, and recorded the proceeds as an increase in capital at that date.

Common Stock Purchase Warrants

Total expense recognized relating to warrants issued in connection with financial advisory, investor relations and other services in 2007, 2006 and 2005 was approximately $47,000, $37,000 and $149,000, respectively. Focus calculated the fair value of the warrants using the Black-Scholes option pricing model and the following assumptions:

	2007	2006	2005
Risk-free rate of interest	4.5%	4.9%	3.8% – 4.5%
Average computed life of warrants	5 years	3 years	4-5 years
Dividend yield	0%	0%	0%
Volatility of common stock	83%	81%	83%-94%

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

Warrant activity is summarized as follows:

	2007		2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Warrants outstanding at beginning of year	3,760,110	$1.28	6,063,865	$1.17	3,276,768	$1.48	429,500	$1.94
Warrants granted	2,130,388	$1.29	30,000	$0.79	2,787,097	$0.83	3,022,268	$1.49
Warrants exercised	(138,051)	$0.92	(2,029,255)	$0.93	—	—	(50,000)	$1.35
Warrants canceled	(20,000)	$2.00	(304,500)	$1.46	—	—	(125,000)	$2.88

Warrants outstanding at end of year	5,732,447	$1.29	3,760,110	$1.28	6,063,865	$1.17	3,276,768	$1.48

Weighted average fair value of warrants granted during the year		$0.86		$0.43		$0.46		$0.85

Information pertaining to warrants outstanding and exercisable at December 31, 2007 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Life (Yrs)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price

$0.70-$0.79	265,714	1.45	$0.71	265,714	$0.71
$0.85-$1.00	1,005,677	2.83	$0.86	1,005,677	$0.86
$1.05-$1.35	3,040,642	3.00	$1.15	3,040,642	$1.15
$2.00-$2.00	1,420,414	1.60	$2.00	1,420,414	$2.00

	5,732,447	2.55	$1.29	5,732,447	$1.29

Stock Option Plans

1997 Director Stock Option Plan

In 1997, the Board of Directors adopted the 1997 Director Stock Option Plan (the “1997 Director Plan”), which authorized the grant of options to purchase up to an aggregate of 1.0 million shares of common stock. The exercise price per share of options granted under the 1997 Director Plan was equal to the market value of the common stock of Focus on the date of grant. Options granted under the 1997 Director Plan are exercisable over a ten-year period with vesting determined at varying amounts over a three-year period. As of December 31, 2007, options under the 1997 Director Plan to purchase 74,574 shares of Focus’ common stock were outstanding with an exercise price of $1.15 per share.

1998 Non-Qualified Stock Option Plan

In 1998 Focus adopted the 1998 Non-qualified Stock Option Plan (the “1998 NQSO Plan”), which authorized the grant of options to purchase up to an aggregate of 1.3 million shares of common stock. The exercise price per share of options granted under the 1998 NQSO Plan was equal to the market value of the common stock of Focus on the date of grant. Options granted under the 1998 NQSO Plan are exercisable over a five-year period with vesting determined at varying

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

amounts over a three-year period. As of December 31, 2007, options under the 1998 NQSO Plan to purchase 232,857 shares of Focus’ common stock were outstanding with an exercise price between $0.68 and $1.60 per share.

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

On January 16, 2001 in connection with the acquisition of Videonics, options outstanding under the Videonics 1987 Stock Option Plan and the 1996 Amended Stock Option Plan were exchanged for Focus 2000 Plan options to purchase common stock. Focus issued 0.87 shares of Focus options for each issued and outstanding share of Videonics options on the closing date. Based on the exchange ratio, a total of 1,117,597 shares were issued. Such options retained their original vesting periods of three to four years and are canceled 90 days after termination of employment. As of December 31, 2007, options under the 2000 Plan, including those converted in connection with the Videonics merger, to purchase 911,097 shares of Focus’ common stock were outstanding with an exercise price between $0.43 and $2.87 per share.

2002 Non-Qualified Option Plan

On October 30, 2002, the Board of Directors of Focus adopted the 2002 Non-Qualified Stock Option Plan (the “2002 Plan”). Focus’ stockholders approved the 2002 Plan on December 20, 2002. On September 24, 2003, the maximum number of options available under the 2002 Plan was increased from 1,000,000 to 2,200,000. On December 19, 2003, Focus’ stockholders approved the amendment to the 2002 Plan. Options under the 2002 Plan may be granted to employees or directors of the Company. The exercise price per share of options granted under the 2002 Plan is equal to the market value of the common stock of the Company on the date of grant. The 2002 Plan requires that options granted will expire ten years from the date of grant. Each option granted under the 2002 Plan first becomes exercisable upon time periods set by the Compensation Committee of the Focus Board of Directors. Options and restricted stock issued from the 2002 Plan generally vest over a period of four years.  As of December 31, 2007, options under the 2002 Plan to purchase 2,041,178 shares of Focus’ common stock were outstanding with an exercise price between $0.66 and $2.22 per share.

2004 Non-Qualified Option Plan

On May 27, 2004, Focus’ Board of Directors adopted, and on August 6, 2004 Focus’ shareholders approved, the 2004 Stock Incentive Plan (the “2004 Plan”). On October 22, 2007, the maximum number of options available under the 2004 Plan was increased from 4,952,000 to 5,952,000. On December 21, 2007, Focus’ stockholders approved the amendment to the 2004 Plan. Options and restricted stock under the 2004 Plan may be granted to employees or directors of the Company. The exercise price per share of options granted under the 2004 Plan is equal to the market value of the common stock of the Company on the date of grant. The 2004 Plan requires that options granted will expire ten years from the date of grant. Each option or restricted stock granted under the 2004 Plan first becomes exercisable upon time periods set by the Compensation Committee of the Focus Board of Directors. Options and restricted stock issued from the 2004 Plan generally vest over a period of three to five years. As of December 31, 2007, options under the 2004 Plan to purchase 2,334,315 shares of Focus’ common stock were outstanding with an exercise price between $0.70 and $1.40 per share.

Stock Compensation Plans

Prior to January 1, 2006, Focus accounted for employee stock-based compensation using the intrinsic value method

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

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

Prior to the adoption of SFAS 123R, Focus accounted for forfeitures upon occurrence. SFAS 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on Focus’ historical experience of option pre-vesting cancellations and estimates of future forfeiture rates, Focus has assumed an annualized forfeiture rate of 7% for its options.

The effect of recording stock based compensation for the year ended December 31, 2007 and 2006 was as follows:

(In thousands, except per share data)	Year Ended December 31, 2007	Year Ended December 31, 2006

Stock-based compensation expense by type of award:
Employee stock options	$613	$524
Restricted stock awards	318	138
Total stock-based compensation	931	662

Tax effect on stock-based compensation	—	—

Effect on net loss	$931	$662

Effect on net loss per share - basic and diluted	$0.01	$0.01

Stock-based compensation expense by expense category for the years ended December 31, 2007 and 2006 was as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006

Cost of revenue	$45	$32
Sales, marketing and support	176	155
General and administrative	439	264
Research and development	271	211

Total stock-based compensation	$931	$662

At December 31, 2007, Focus had the ability to issue an additional 2,880,165 shares of common stock under its current stock option and incentive plans, which includes restricted stock.

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

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

	Year ended December 31, 2007	Year ended December 31, 2006

Weighted average expected term of options	4 years	4 years
Risk-free rate of interest	3.34% - 5.03%	5.11% - 4.56%
Weighted average volatility of common stock	80%	81%
Dividend yield	0%	0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the combination of historical volatility of the Company’s common stock and the expected moderation in future volatility over the period commensurate with the expected life of the options and other factors. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates are published by the Federal Reserve and represent the yields on actively traded Treasury securities for terms equal to the expected term of the options. The expected term calculation is based on the Company’s observed historical option exercise behavior and post-vesting forfeitures of options by employees.

The following table summarizes activity under the equity incentive plans for the indicated periods:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000s)

Options outstanding at December 31, 2004	7,440,719	$1.11
Options granted	819,753	$0.91
Options exercised	(268,859)	$0.56
Options canceled	(737,826)	$1.24
Options outstanding at December 31, 2005	7,253,787	$1.10
Options granted	946,499	$0.87
Options exercised	(2,229,813)	$0.88
Options canceled	(490,936)	$1.09
Options outstanding at December 31, 2006	5,479,537	$1.15
Options granted	1,288,943	$1.24
Options exercised	(107,192)	$0.95
Options canceled	(1,067,267)	$1.20
Options outstanding at December 31, 2007	5,594,021	$1.16	5.88	$1,645

Options vested and exercisable and expected to be exercisable at December 31, 2007	5,362,985	$1.17	5.82	$1,645

Options vested and exercisable at December 31, 2007	3,719,705	$1.21	5.38	$1,645

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

The weighted average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $0.76, $0.54 and $0.53 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was approximately $22,000, $840,000 and $55,000, respectively. At December 31, 2007, Focus had $955,000 of unrecognized stock compensation expense, net of estimated forfeitures, related to stock option plans, which will be recognized over the weighted average remaining service period of 2.1 years. Cash received from stock option exercises was $102,000 for the year ended December 31, 2007. Focus settles employee stock option exercises with newly issued shares of common stock.

The options outstanding and exercisable at December 31, 2007 were in the following exercise price ranges:

Options Outstanding at December 31, 2007				Options Vested and Exercisable at December 31, 2007
			Weighted Average
		Weighted Average	Remaining		Weighted Average
Range of Exercise Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
$ 0.430 — $0.970	1,297,268	$0.73	6.0 yrs	720,336	$0.71
$ 0.971 — $1.430	3,459,466	$1.19	6.3 yrs	2,202,501	$1.20
$ 1.431 — $1.970	754,951	$1.62	4.0 yrs	714,532	$1.62
$ 1.971 — $2.870	82,336	$2.21	4.9 yrs	82,336	$2.21

	5,594,021	$1.16	5.9 yrs	3,719,705	$1.21

Restricted Stock Awards

A summary of activity related to Focus’ restricted stock awards for the years ended December 31, 2007, 2006 and 2005 are presented below:

	Shares	Weighted Average Grant Date Fair Value

Non-vested restricted stock shares outstanding at December 31, 2004	—	$—

Restricted stock shares granted	245,000	$1.11
Restricted stock shares vested	—	$—
Restricted stock shares cancelled	—	$—
Non-vested restricted stock shares outstanding at December 31, 2005	245,000	$1.11
Restricted stock shares granted	570,176	$0.69
Restricted stock shares vested	(61,250)	$1.11
Restricted stock shares cancelled	(23,619)	$0.82
Non-vested restricted stock shares outstanding at December 31, 2006	730,307	$0.79
Restricted stock shares granted	655,718	$1.30
Restricted stock shares vested	(197,266)	$0.82
Restricted stock shares cancelled	(21,692)	$0.99
Non-vested restricted stock shares outstanding at December 31, 2007	1,167,067	$1.07

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

At December 31, 2007, Focus had $782,000 of unrecognized compensation expense, net of estimated forfeitures, related to restricted stock awards, which will be recognized over the weighted average period of 2.6 years.  During the year ended December 31, 2007, 197,266 shares of restricted stock vested with a fair market value of $258,000.

For the year ended December 31, 2005, Focus recognized $58,000 of employee stock-based compensation expense relating to restricted stock.

Pro Forma Information under SFAS 123 for the Year ended December 31, 2005

Prior to 2006, Focus followed the disclosure-only provisions of SFAS 123. The following table illustrates the effect on net loss and net loss per share for the year ended December 31, 2005 had the fair value recognition provisions of SFAS 123 been applied to options granted under Focus’ equity-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods. If Focus had recognized the expense of equity programs in the consolidated statements of operations, additional paid-in capital would have increased by a corresponding amount.

(In thousands, except per share data)	Year Ended December 31, 2005

Reported net loss	$(15,368)
Add: Stock-based compensation expense included in net loss	162
Deduct: Stock-based compensation determined under fair value method for all awards, net of related tax effects	(1,196)

Pro forma net loss	$(16,402)

Reported net loss per share	$(0.25)

Basic and diluted pro forma net loss per share	$(0.27)

For purposes of the weighted average estimated fair value calculations, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

Year Ended December 31, 2005

Average expected term of options	1-6 years
Risk-free rate of interest	3.0% - 4.5%
Volatility of common stock	84% - 88%
Dividend yield	0%

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

11.                               Net Loss

The following table sets forth the computation of basic and diluted net loss per share:

	Years ended December 31,
(In thousands, except per share data)	2007	2006	2005
Numerator - basic and diluted:
Net loss	$(17,361)	$(15,923)	$(15,368)

Denominator - basic and diluted:
Weighted average common shares outstanding	79,405	69,805	62,054
Weighted average common shares subject to repurchase	(1,137)	(734)	(390)
Weighted average common and common equivalent shares	78,268	69,071	61,664

Basic and diluted net loss per share	$(0.22)	$(0.23)	$(0.25)

The following table summarizes common stock equivalents that are not included in the denominator or used in the diluted net loss per share calculation because to do so would be antidilutive for the years ended December 31, 2007, 2006 and 2005:

	December 31,
	2007	2006	2005

Preferred stock convertible into common stock	3,161,000	3,161,000	3,161,000
Convertible notes	11,493,418	10,946,250	—
Options to purchase common stock	5,594,021	5,479,537	7,253,787
Warrants to purchase common stock	5,732,447	3,760,110	6,063,865

Total common stock equivalents	25,980,886	23,346,897	16,478,652

12.                               Income Taxes

The Company recorded a current tax expense of $22,000 and $58,000 for the years ended December 31, 2007 and 2006, respectively, and a benefit of $23,000 for the year ended December 31, 2005.

Focus’ income tax expense of $22,000 and $58,000 for the year ended December 31, 2007 and 2006 is comprised of minimum tax payments due within the United States and taxes due in foreign locations.

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

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

Income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 consist of the following:

	Years ended December 31,
(in thousands)	2007	2006	2005

Current tax expense:
Federal	$—	$—	$—
State	3	8	4
Foreign	19	50	20
	22	58	24

Deferred tax benefit:
Federal	—	—	—
State	—	—	—
Foreign	—	—	(47)
	—	—	(47)

Income tax expense (benefit)	$22	$58	$(23)

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

Focus’ 2007, 2006 and 2005 effective tax rates were (0.1%), (0.4%) and 0.2%, respectively. The differences between income tax expense (benefit) from the benefit computed by applying the statutory Federal income tax rate are as follows:

	Years ended December 31,
(In thousands)	2007	2006	2005

Benefit computed at statutory rate (34%)	$(5,895)	$(5,349)	$(5,233)
State income tax, net of federal tax	3	6	3
Loss for which no benefit is taken	4,436	5,817	5,622
Current year research credits	(483)	(335)	(386)
Research credit true-up and acquired net operating loss true-up	(84)	(71)	(8)
Convertible note derivative liability true-up	1,807	—	—
Nondeductible interest on convertible note	186	—	—
Other	52	(10)	(21)

	$22	$58	$(23)

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

	Year ended December 31,
(In thousands)	2007	2006	2005

Net operating loss carryforward	$39,031	$35,680	$29,350
Income tax credit carryforward	3,033	2,356	1,976
Tax basis in excess of book basis of fixed assets	201	208	15
Book inventory cost less than tax basis	187	151	598
Reserve for bad debts	35	50	50
Tax basis in subsidiaries in excess of book value	915	915	915
Deferred research and development cost	2,616	2,041	1,416
Other accruals	577	523	506
Intangible assets	412	336	120
Deferred revenue	179	130	74
Equity compensation	638	284	147
Other	97	97	55
	47,921	42,771	35,222
Valuation allowance on deferred tax asset	(47,921)	(42,771)	(35,222)

Net deferred tax liability	$—	$—	$—

A summary of the change in the valuation allowance on deferred tax assets is as follows:

	Year ended December 31,
(In thousands)	2007	2006	2005

Balance at beginning of year	$42,771	$35,222	$28,536
Addition to the allowance for deferred tax assets	5,150	7,549	6,686

Balance at end of year	$47,921	$42,771	$35,222

The valuation allowance increased by approximately $5.2 million, $7.5 million and $6.7 million in 2007, 2006 and 2005, respectively. As of December 31, 2007, approximately $1.2 million of the valuation allowance is related to the benefits attributable to stock option deductions which will be credited to additional paid-in capital when realized.

Focus has placed a full valuation allowance against its net deferred tax asset. Realization of its deferred tax assets depends on generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and credit carryforwards. Due to the uncertainty of the timing and the amount of such realization in the other tax jurisdictions, management concluded that a full valuation allowance was required for the net deferred tax assets generated in the other tax jurisdictions as of December 31, 2007.

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

At December 31, 2007, Focus had the following carryforwards available for income tax purposes:

(In thousands)

Federal net operating loss carryforwards	$109,758

State net operating loss carryforwards	$23,414

Foreign net operating loss carryforwards	$916

Federal credit for research activities	$2,473

State credit for research activities	$849

The federal net operating loss carryforwards will expire completely by 2027 if not utilized. The state net operating loss carryforwards will expire at various times in various jurisdictions and will expire completely by 2017 if not utilized. Foreign net operating losses have an indefinite carryforward period. The federal credits for research activities will expire completely in 2027 if not utilized. The state credits for research activities have an indefinite carryforward period.

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

As discussed in Note 1, the Company adopted FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, the Company identified unrecognized tax benefits of approximately $479,000. The tax benefits were fully offset by a valuation allowance and the Company did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.  There was no change to the amount of unrecognized tax benefit during the year ended December 31, 2007.

In accordance with FIN 48, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes. Interest and penalties, if any, were immaterial at the date of adoption.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(In thousands)	2007
Balance at January 1	$479
Increases related to current year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	—
Other	—

Balance at December 31	$479

13.                               Business Segment and Geographic Information

Focus’ reportable segments are Systems and Semiconductor. These reportable segments have distinct products — Systems consists of products designed for the video acquisition, media asset management and digital signage markets and Semiconductor consists of ASSPs. Focus’ chief operating decision maker is the CEO.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Focus evaluates segment performance based on operating loss and does not allocate net interest, other income or taxes to operating segments. Additionally, Focus does not allocate assets by operating segment.

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

	Year ended December 31, 2007
(In thousands)	Systems	Semiconductor	Total

Net revenue	$24,685	$5,286	$29,971
Cost of revenue	14,359	2,306	16,665
Gross margin	10,326	2,980	13,306

Operating expenses:
Sales, marketing and support	5,844	3,081	8,925
General and administrative	2,761	1,599	4,360
Research and development	4,473	11,378	15,851
Amortization of intangible assets	94	62	156
	13,172	16,120	29,292
Loss from operations	$(2,846)	$(13,140)	$(15,986)

	Year ended December 31, 2006
(In thousands)	Systems	Semiconductor	Total

Net revenue	$25,042	$12,436	$37,478
Cost of revenue	14,759	5,500	20,259
Gross margin	10,283	6,936	17,219

Operating expenses:
Sales, marketing and support	6,540	2,390	8,930
General and administrative	2,468	1,680	4,148
Research and development	3,158	9,562	12,720
Amortization of intangible assets	312	196	508
	12,478	13,828	26,306
Loss from operations	$(2,195)	$(6,892)	$(9,087)

	Year ended December 31, 2005
(In thousands)	Systems	Semiconductor	Total

Net revenue	$21,148	$3,403	$24,551
Cost of revenue	13,403	2,117	15,520
Gross margin	7,745	1,286	9,031

Operating expenses:
Sales, marketing and support	5,115	1,553	6,668
General and administrative	2,530	1,529	4,059
Research and development	3,596	9,195	12,791
Amortization of intangible assets	335	195	530
	11,576	12,472	24,048
Loss from operations	$(3,831)	$(11,186)	$(15,017)

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

Geographic and Customer Information

During 2006, Focus established wholly-owned subsidiaries in Japan and in Korea to provide sales and application support for its semiconductor business. During 2003, Focus established a semiconductor sales and application support office in Taiwan. In February 2004, Focus completed the acquisition of COMO, located in Schwentinental, Germany, pursuant to which COMO became a wholly-owned subsidiary. COMO is included within the Systems reporting segment. The net book value of long-lived assets located outside the United States totaled $160,000 and $103,000 at December 31, 2007 and 2006, respectively.

For the year ended December 31, 2007, one customer from Focus’ Systems business represented 13% of Focus’ total revenue. For the year ended December 31, 2006, one customer from Focus’ Semiconductor business represented 24% of Focus’ total revenue. No customers represented more than 10% of Focus’ total revenue for the year ended December 31, 2005.

The following table summarizes revenue by geographic area, based on customer billing address:

	Years ended December 31,
(In thousands)	2007	2006	2005

United States	$17,631	$15,646	$16,731
Americas (excluding the United States)	875	1,289	896
Europe	7,124	6,217	3,873
Asia	4,180	14,147	2,739
Middle East and Africa	161	179	312

	$29,971	$37,478	$24,551

14.                             Employee Benefit Plan

Focus has a Section 401(k) Savings and Investment Plan (the “401(k) Plan”) for all eligible employees, located in the United States. Employees are permitted to make pre-tax elective deferrals up to the maximum allowed by law. Employee contributions to the 401(k) Plan are fully vested at all times. In accordance with the 401(k) Plan, Focus may make discretionary matching contributions based on an employee’s pre-tax contributions and/or may make discretionary profit —sharing contributions. Depending on the type of contribution by Focus, amounts either become vested to an employee over a period of five years or are vested immediately. For the years ended December 31, 2007, 2006 and 2005, Focus made contributions of approximately $401,000, $243,000 and $162,000, respectively.

15.                             Related Party Transactions

Carl Berg

In December 2002, Mr. Berg provided Samsung Semiconductor Inc., one of Focus’ contracted ASSP manufacturers, with a personal guarantee to secure Focus’ working capital requirements for ASSP purchase order fulfillment. Mr. Berg provided the personal guarantee without additional cost or collateral, as Mr. Berg maintains a secured interest in substantially all of Focus’ assets. At December 31, 2007 and 2006, Focus owed Samsung $194,000 and $91,000 respectively, under net 30 terms.

On March 19, 2007, Mr. Berg agreed to continue to personally guarantee both the $4.0 million account receivable-based line of credit and the $2.5 million term loan to Greater Bay Bank. In connection with Mr. Berg’s continued extension of his personal guarantee, Focus agreed to continue Mr. Berg’s priority interest in the Company’s assets, except for Focus’ accounts receivable, which Mr. Berg has subordinated to the Bank, and to issue to Mr. Berg a warrant to purchase 48,148 shares of common stock at an exercise price of $1.35 per share. The warrant issued to Mr. Berg was valued at $25,702 using the Black-Scholes option pricing model and was charged to general and administrative expense at the time of issuance.

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

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

Dolby Laboratories Inc.

N. William Jasper Jr., who is the Chairman of Focus’ Board is also the President and Chief Executive Officer of Dolby Laboratories, Inc. (“Dolby”), a signal processing technology company located in San Francisco, California. Focus is required to submit quarterly royalty payments to Dolby based on Dolby technology incorporated into certain products assumed in the acquisition of Visual Circuits. For the years ended December 31, 2007, 2006 and 2005. Focus paid Dolby $40,000, $30,000 and $21,000 in royalties, respectively, which were recorded in cost of revenue.

Norman Schlomka

Norman Schlomka, General Manager of COMO and an executive officer of Focus since February 2006, owns one third of the building that COMO occupies. In the years ended December 31, 2007, 2006 and 2005, Focus paid rents of approximately $92,000, $74,000 and $60,000, respectively, related to this building.

16.          Unaudited Quarterly Financial Data

	Year ended December 31, 2007				Year ended December 31, 2006
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
(In thousands, except per-share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Net revenue	$7,087	$8,354	$7,770	$6,760	$7,133	$8,457	$11,605	$10,283
Gross margin	3,166	3,910	3,488	2,742	2,665	3,787	5,786	4,981
Loss from operations	(4,099)	(3,647)	(3,239)	(5,001)	(3,432)	(2,819)	(611)	(2,225)
Net loss	(4,390)	(3,967)	(3,656)	(5,348)	(7,170)	(4,874)	(866)	(3,013)
Net loss per share - basic and diluted	$(0.06)	$(0.05)	$(0.05)	$(0.06)	$(0.11)	$(0.07)	$(0.01)	$(0.04)

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

Focus Enhancements, Inc.

Notes To Consolidated Financial Statements

17.                             Subsequent Events

Issuance of Senior Secured Notes

On February 11, 2008, Focus received gross proceeds of approximately $9.3 million through the sale of additional indebtedness under revised terms of its existing January 24, 2006 Senior Secured Convertible Note Purchase Agreement (the “Original Agreement”). Prior Investors under the Original Agreement and new investors amended the Original Agreement through an “Amended and Restated Senior Secured Note Purchase Agreement” (the “Amended Agreement”). The Amended Agreement increases the amounts outstanding under the Original Agreement from $11.5 million (after amendments to date) to $20.8 million in new senior secured notes (“Notes”), amends the terms of the Notes so they are no longer convertible into Company common stock, and issues to the holders of the Notes a total of 26 million warrants under which the holders have the right to purchase one share of the Company’s common stock for $0.80 per warrant share (“Warrant”). The Notes mature on January 1, 2011 and initially bear interest at a 12% annual rate, increasing to 15% on October 1, 2008, with payment dates on June 30 and December 30 of each year the Notes remain outstanding. The Notes are collateralized by all of the assets of the Company. The transaction closed on February 11, 2008. No placement agent fee or commissions are payable in connection with the Amended Agreement.

Under the Amended Agreement, the Company may, in its discretion, elect to pay interest due on June 30, 2008 and December 30, 2008 in cash or by issuing additional Notes in the full amount of such interest payment, if there has been no event of default. If the Company elects to make the interest payments by issuance of additional Notes, this would result is the additional issuance of up to approximately $2,600,000 of Note principal and approximately 3.3 million Warrants (at the same exercise price of $0.80 per share).

Credit Facility

On March 4, 2008, the Company finalized a Loan and Security Agreement dated February 22, 2008 (“Loan Agreement”) with Heritage Bank of Commerce (“Heritage Bank”). Under the Loan Agreement, the Company may borrow up to $6.5 million through one or more advances through February 21, 2009, which is the maturity date (the “Maturity Date”).  On the Maturity Date, all advances must be repaid. Carl Berg, a director of the Company, has personally guaranteed the Loan Agreement.

Payment terms under the Loan Agreement are interest only until maturity. Interest is payable under the Loan Agreement at prime plus 1%.  Obligations under the Loan Agreement are secured by the Company’s accounts receivable. In addition, the Company issued a warrant to Heritage Bank to purchase 75,000 shares of the Company’s common stock at $0.80 per share.

In connection with Mr. Berg’s extension of his personal guarantee, the Company has agreed to continue Mr. Berg’s first priority security interest in all of the Company’s assets, which he shares on a pro-rata basis with the Senior Secured Note Holders, except for the security interest in the Company’s accounts receivable, which have been subordinated to Heritage Bank’s security interest in the accounts receivable. However the Senior Secured Note Holders will not be bound by the intercreditor arrangement in respect of any indebtedness of Company owing Heritage Bank in excess of $6.5 million. In partial consideration of this extension of the personal guarantee, the Company issued to Mr. Berg a warrant to purchase 200,000 shares of common stock at an exercise price of $0.40 per share. The warrant is immediately exercisable through March 4, 2013.

Expense Reductions

In early 2008, the Company focused on reducing its expense base. In February 2008, the Company eliminated eight positions or approximately five percent of its total workforce from the operations, sales and marketing departments. Additionally, in February 2008 the Company initiated a cash salary reduction plan for certain employees in consideration of such employees receiving compensation through payments of Focus common stock under the Company’s various stock plans. The Company estimates that this could save approximately $700,000 in cash in 2008.

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

Signature	Title	Date

/s/ N. William Jasper, Jr.	Chairman of the Board	March 24, 2008
N. William Jasper, Jr.

/s/ Brett A. Moyer	President, Chief Executive	March 27, 2008
Brett A. Moyer	Officer and Director

/s/ Gary L. Williams	Principal Accounting Officer	March 27, 2008
Gary L. Williams	Vice President of Finance
and CFO

/s/ Carl E. Berg	Director	March 27, 2008
Carl E. Berg

/s/ William B. Coldrick	Director	March 22, 2008
William B. Coldrick

/s/ Michael D’Addio	Director	March 27, 2008
Michael D’Addio

/s/ Tommy Eng	Director	March 27, 2008
Tommy Eng

/s/ Sam Runco	Director	March 24, 2008
Sam Runco