Form 10-K/A
period 2007-12-31
FOCUS ENHANCEMENTS INC
filed 2008-04-29
CIK 884719

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes:☐  No: ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes: ☐ No: ☒

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes: ☒  No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b02 of the Exchange Act). Yes: ☐  No: ☒

Based on the closing sales price as of June 30, 2007, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $68.7 million.

As of April 14, 2008, there were 85,015,569 shares of common stock outstanding.

Explanatory Note

The registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 2007 to update certain information on the cover and exhibit table of the Form 10-K and to include Part III of Form 10-K, to the extent such information was not previously included in the Annual Report on Form 10-K, as set forth below. Items in the Annual Report on Form 10-K not referenced herein are not amended, and this amendment does not reflect events occurring after the original filing of the Annual Report on Form 10-K, or modify or update those disclosures as presented in the Form 10-K except to the extent set forth herein. Items referenced herein are amended as set forth below.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to report to the Securities and Exchange Commission (“SEC”) their initial ownership and any changes in that ownership. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us or written representations from certain reporting persons that no other reports were required, we believe that all filing requirements applicable to Focus’ officers, directors, and greater than 10% beneficial owners were complied with during the year ended December 31, 2007.

Management

Our executive officers and directors as of April 14, 2008 are as follows:

Name (1)	Age	Position
N. William Jasper, Jr. (2)	60	Chairman of the Board
Brett A. Moyer	50	Director, President and Chief Executive Officer
Carl E. Berg (2) (3)	70	Director
William B. Coldrick (3)	66	Director
Michael L. D’Addio (2)	63	Director
Tommy Eng	50	Director
Sam Runco (3)	59	Director
Michael F. Conway	43	Senior Vice President of Strategy and Business Development
Peter T. Mor	59	Senior Vice President of Engineering and Operations
Norman Schlomka	43	Senior Vice President of European Operations
Gary L. Williams	41	Secretary, Executive Vice President of Finance and Chief Financial Officer

(1)               Each member of our Board of Directors generally serves for a three-year term and until their successors are elected and qualified.

(2)               Member of the Audit Committee.

(3)               Member of the Compensation Committee.

Directors

N. William Jasper, Jr. has served as Chairman of our Board of Directors since December 20, 2002. Mr. Jasper became a member of our Board of Directors on March 6, 2001, in connection with our acquisition of Videonics, Inc. (“Videonics”). Mr. Jasper had previously served as a member of the Videonics Board of Directors since August 1993. Mr. Jasper is the President and Chief Executive Officer of Dolby Laboratories, Inc., (NYSE: DLB) a signal processing technology company located in San Francisco, California. He has been President since 1983 and serves on Dolby Laboratories’ Board of Directors. Mr. Jasper holds a B.S. in Industrial Engineering from Stanford University and an M.B.A. from the University of California, Berkeley. Mr. Jasper’s term expires at the Annual Meeting in 2010. See also “Certain Relationships and Related Transactions, and Director Independence.”

Brett A. Moyer joined us in May 1997. On September 30, 2002 he assumed the role of President and Chief Executive Officer and became a member of our Board of Directors. From May 1997 to September 29, 2002, Mr. Moyer served as our Executive Vice President and Chief Operating Officer. From February 1986 to April 1997, Mr. Moyer worked at Zenith Electronics Corporation, Glenview, Illinois, where he had most recently been the Vice President and General Manager of Zenith’s Commercial Products Division.  Mr. Moyer is also a member of the Board of Directors of NeoMagic Corporation, (NasdaqCM: NMGC) a developer of semiconductor chips and software that enable multimedia applications for handheld devices and HotChalk, a developer of software for the educational market. Mr. Moyer has a Bachelor of Arts in Economics from Beloit College in Wisconsin and a Masters of International Management with a concentration in finance and accounting from The American Graduate School of International Management (Thunderbird). Mr. Moyer’s term as a director expires in 2008.

Carl E. Berg, a co-founder of Videonics, served on Videonics’ Board of Directors from June 1987 through its acquisition by Focus in January 2001.  In connection with the Videonics acquisition, Mr. Berg became one of our directors. Since 1997 Mr. Berg has been Chief Executive Officer and a director for Mission West Properties, (NasdaqGS: MSW) a real estate investment company located in Cupertino, California. Mr. Berg is also a member of the Board of Directors of Valence Technology, Inc., (NasdaqCM: VLNC) a developer of advanced rechargeable battery technology and MoSys, Inc., (NasdaqGM: MOSY) a developer of memory technology for semiconductors. Mr. Berg holds a B.A. degree from the University of New Mexico. Mr. Berg’s term expires at the Annual Meeting in 2010. See also “Certain Relationships and Related Transactions, and Director Independence.”

William B. Coldrick has served as our Director since January 1993 and was our Executive Vice President from July 1994 to May 1995. Mr. Coldrick is currently a principal of Enterprise Development Partners, a consulting firm serving emerging growth companies that he founded in April 1998. From July 1996 to April 1998, Mr. Coldrick was Group Vice President and General Manager of Worldwide Field Operations for the Computer Systems Division of Unisys Corp. From 1982 to 1992, Mr. Coldrick served with Apple Computer Inc. in several senior executive positions including Senior Vice President of Apple USA from 1990 to 1992. Prior to joining Apple Computer Inc., Mr. Coldrick held several sales and marketing management positions with Honeywell Inc. from 1968 to 1982. Mr. Coldrick is also a member of the Board of Directors of Bridgeline Software, Inc., (NasdaqCM: BLSW) a developer of web application management software. Mr. Coldrick holds a Bachelor of Science degree in Marketing from Iona College in New Rochelle, New York. Mr. Coldrick’s term as a director expires in 2009.

Michael L. D’Addio joined us on January 16, 2001, in connection with our acquisition of Videonics, and served as our President, Chief Executive Officer and Director until September 30, 2002 when he voluntarily resigned as President and Chief Executive Officer.  Mr. D’Addio is currently the CEO and Director of Fuze Media Systems, a technology company located in San Jose, California which produces home media systems.  He is also the President of Arrha Incorporated, which is principally involved in management consulting to entrepreneurial technology companies.  Mr. D’Addio served as President and Chief Executive Officer of Coaxsys, Inc., a network technology company located in Los Gatos, California from January 2003 to May 2006.  Mr. D’Addio was a co-founder of Videonics, and had served as Chief Executive Officer and Chairman of the Board of Directors since Videonics’ inception in July 1986.  In addition, Mr. D’Addio served as Videonics’ President from July 1986 until November 1997.  From May 1979 through November 1985 he served as President, Chief Executive Officer and Chairman of the Board of Directors of Corvus Systems, a manufacturer of small computers and networking systems.  Mr. D’Addio holds an A.B. degree in Mathematics from Northeastern University.  Mr. D’Addio’s term as a director expires in 2009.  See also “Certain Relationships and Related Transactions, and Director Independence.”

Tommy Eng has served as our Director since January 2004. Mr. Eng is a founding partner in Exa Ventures, a venture capital investment firm specializing in IT, semiconductor, communication, multimedia technology/services/content, software, and incubation of early stage technology companies where he as been a partner since October 2004. Prior to Exa Ventures, Mr. Eng was the founder of Tera Systems, a privately-held Electronic Design Automation (EDA) company. At Tera Systems Mr. Eng held various management positions, including President, CEO and Vice Chairman from 1996 to 2004. Mr. Eng has more than 20 years of management and entrepreneurial startup experience in software/hardware design, system/IC design, IP business, design services business, and EDA. Prior to Tera Systems, Mr. Eng held various executive and engineering positions at Mentor Graphics, Silicon Compiler Systems, and Bell Labs. Mr. Eng holds an M.S. in Electrical Engineering from the University of California, Berkeley. Mr. Eng also serves on the Board of Directors of MoSys, Inc., (NasdaqGM: MOSY) a developer of memory technology for semiconductors. Mr. Eng’s term as a director expires in 2008.

Sam Runco has served as our Director since August 2004. Mr. Runco was the founder and Chief Executive Officer of Runco International, incorporated in 1987, a world leader in high-end home theater, video display technology, located in Union City, California. In May 2007, Runco International, Inc. was acquired by Planar Systems, Inc. (NasdaqGM: PLNR). Mr. Runco has more than 30 years of experience in the home theater industry, is a respected leader in the consumer video projection industry, and is credited by numerous publications with coining the term “Home Theater.” Mr. Runco plays a leadership role in the industry as a member of numerous organizations and associations and is the recipient of CEDIA’s (Consumer Electronic Design and Installation Association) peer-selected Lifetime Achievement Award as well as Dealerscope’s Magazine Hall of Fame. Mr. Runco is also in his fourth term on the Board of Directors of the Consumer Electronics Association (CEA) and is on the Board of the CEA Video Division. Mr. Runco’s term expires in 2008.

Non-Director Executive Officers

Michael F. Conway joined us on January 2001 in connection with the acquisition of Videonics. In March 2005, he assumed the role of Senior Vice President of Strategy and Business Development, where his responsibilities include strategic product planning and technological liaison. Mr. Conway had served as Vice President of Marketing for Videonics since February 2000, and prior to that was the Director of Technical Marketing where he focused on Internet marketing. Mr. Conway joined Videonics in May 1996 with the acquisition of the start-up KUB Systems Inc., where he served in various management and engineering positions. From 1988 to 1993, Mr. Conway was a Product Engineer for Abekas Video Systems and from 1985 to 1987 was an Operations Engineer with WLEX-TV, an NBC affiliate in Lexington, Kentucky. Mr. Conway serves on the National Academy of Television Arts and Sciences (NATAS) Engineering Emmy Awards Committee. Mr. Conway holds a B.S. in Electrical Engineering from the University of Kentucky and a Technology Management Certificate from California Institute of Technology.

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

Norman Schlomka has served as our Senior Vice President of European Operations and Managing Director of COMO Computer and Motion GmbH (“COMO”), our wholly owned European subsidiary, which develops and manufactures video editing and archiving solutions since February 2006. Mr. Schlomka joined us in February 2004 as Managing Director of COMO and Vice President of European Operations in connection with our acquisition of COMO. Mr. Schlomka was a founder of COMO, and had served as Managing Director of COMO since its inception in 1990. Mr. Schlomka holds an Electrical Engineering degree from the University of Braunschweig, Germany.

Gary L. Williams has served as our Secretary, Executive Vice President of Finance and Chief Financial Officer since February 2005. Mr. Williams joined us as Secretary, Vice President of Finance and Chief Financial Officer in January 2001, in connection with the acquisition of Videonics Mr. Williams had served Videonics as Vice President of Finance, CFO and Secretary since February 1999. From February 1995 to January 1999, Mr. Williams served as Videonics’ Controller. From July 1994 to January 1995, he served as Controller for Western Micro Technology, a publicly traded company in the electronics distribution business. From January 1990 to June 1994, Mr. Williams worked in public accounting for Coopers & Lybrand LLP. Mr. Williams is a Certified Public Accountant and has a Bachelors Degree in Business Administration, with an emphasis in Accounting, from San Diego State University.

Committees of the Board of Directors

Our Board of Directors has two committees: an Audit Committee and a Compensation Committee. Each committee has the authority to engage legal counsel or other experts to carry out its responsibilities.  Below is a description of each committee of our Board of Directors.

Audit Committee

The Audit Committee of the board is composed of three members and operates under a written charter adopted by the Board of Directors. The Audit Committee currently consists of Messrs. Berg, D’Addio, and Jasper. The Board of Directors has determined that all three members are “independent,” as defined by the Nasdaq current listing standards. The Board has determined that Mr. Jasper qualifies as an audit committee financial expert as defined in Item  402(d)(5) of Regulation S-K and therefore meets the Nasdaq listing requirements for having related financial expertise.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information for the year ended December 31, 2007 regarding the compensation of our Chief Executive Officer, and the employees who were, at December 31, 2007, our two most highly compensated executive officers (each a “Named Executive” and collectively, the “Named Executives”).

Name and Principal Position	Year	Salary	Bonus (1)	Restricted Stock Awards (2)	Stock Option Awards (2)	Non-Equity Incentive Plan Compensation (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (3)	Total ($)

Brett A. Moyer (4)	2007	$333,516	$—	$38,435	$108,571	$38,078	—	$13,908	$532,508
President & Chief Executive Officer	2006	$324,711	$—	$22,018	$14,464	$157,634	—	$9,800	$528,627

Gary L. Williams (5)	2007	$220,754	$—	$26,904	$9,714	$33,174	—	$9,843	$300,389
Secretary, Executive Vice President of Finance and Chief Financial Officer	2006	$214,186	$—	$15,413	$11,129	$60,270	—	$6,363	$307,361

Thomas M. Hamilton (6)	2007	$189,269	$—	$17,199	$51,700	$2,220	—	$5,242	$265,630
Executive Vice President and General Manager, Semiconductor Group	2006	$185,000	$—	$5,707	$28,854	$160,843	—	$6,884	$387,288

(1)     Amounts earned under our Management Bonus Plan, which in 2005 was reported in the “Bonus” column, are now reported in the “Non-Equity Incentive Plan Compensation” column.

(2)     The dollar value of restricted stock awards and stock option awards set forth in these columns is equal to the compensation cost recognized during the respective years  for financial statement purposes in accordance with Statement of Financial Accounting Standards No. 123R (“SFAS 123R”). For purposes of this table, the value excludes the impact of estimated forfeitures. This valuation method values restricted stock and stock options granted during 2007 and previous years. For a discussion of other valuation assumptions used in calculating the compensation cost see note 9 of the Notes to Consolidated Financial Statements.

(3)     Represents discretionary amounts contributed to the Named Executive’s account under our 401(k) plan.

(4)     On February 14, 2007, Mr. Moyer was granted 50,000 shares of restricted stock under our 2004 Amended Stock Incentive Plan. These shares vest annually at the rate of 25% per year over four years. On March 20, 2007, Mr. Moyer was granted 350,000 stock option awards with an exercise price of $1.26 under our 2004 Amended Stock Incentive Plan. These options vest monthly at the rate of 4.17% over 24 months. For 2007, Mr. Moyer’s incentive target bonus plan was $167,375. This bonus plan was based upon various objectives including (i) our attainment of specified revenue and operating targets (ii) timely completion of engineering milestones and (iii) progress with our evaluation and report on our system of internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. For the year ended December 31, 2007, Mr. Moyer earned an incentive bonus of $38,078 which is approximately 22% of his incentive target bonus plan.

(5)     On February 14, 2007, Mr. Williams was granted 35,000 shares of restricted stock, under our 2004 Amended Stock Incentive Plan, on February 14, 2007. These shares vest annually at the rate of 25% per year over four years. On March 20, 2007, Mr. Williams was granted 25,000 stock option awards with an exercise price of $1.26 under our 2004 Amended Stock Incentive Plan. These options vest monthly at the rate of 4.17% over 24 months. For 2007, Mr. Williams’ incentive target bonus plan was $77,601. This bonus plan was based upon various objectives including (i) our attainment of specified revenue and operating targets (ii) timely completion of engineering milestones and (iii) progress with our evaluation and report on our system of internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. For the year ended December 31, 2007, Mr. Williams’ earned an incentive bonus of $33,174 which is approximately 43% of his incentive target bonus plan.

(6)     On February 14, 2007, Mr. Hamilton was granted 35,000 shares of restricted stock, under our 2004 Amended Stock Incentive Plan. These shares vest annually at the rate of 25% per year over four years. On March 20, 2007, Mr. Hamilton was granted 95,000 stock option awards with an exercise price of $1.26 under our 2004 Amended Stock Incentive Plan. These options vest monthly at the rate of 4.17% over 24 months. For 2007, Mr. Hamilton’s incentive target bonus plan was $74,000. This bonus plan was based upon various objectives including (i) our attainment of specified revenue and operating targets and (ii) timely completion of engineering milestones. For the year ended December 31, 2007, Mr. Hamilton earned an incentive bonus of $2,220 which is approximately 3% of his incentive target bonus plan. On February 25, 2008, Mr. Hamilton retired. Mr. Hamilton agreed to provide consulting services to us for a period of six months at his previous monthly rate of pay of $16,250 and is eligible for COBRA benefits to be paid by us for six months at a monthly rate of approximately $1,500.

Employment Agreements

Brett Moyer is party to an employment contract with us effective September 30, 2002.  Pursuant to this employment contract, Mr. Moyer serves as our Chief Executive Officer and President at an annual salary of $335,000 as of December 31, 2007. This employment contract provides for payment of 12 months of salary and accelerated vesting of all options held by Mr. Moyer so as to be immediately exercisable if Mr. Moyer is terminated “without cause,” as defined in the employment contract. Additionally, in the event Mr. Moyer’s contract is not renewed, Mr. Moyer shall receive 12 months of his then current salary. The employment contract provides for incentive bonuses as determined by our Board of Directors, and employee benefits, including health and disability insurance, in accordance with our policies.  The vesting of certain of Mr. Moyer’s options would accelerate so as to be immediately exercisable and restricted stock grants would become immediately vested and no longer subject to restrictions in the event of a “change in control,” as defined in the respective option plan/grant.  Mr. Moyer’s employment contract with us automatically renews for successive one-year terms, unless terminated by either party 30 days prior to the end of the then current term.

Thomas Hamilton was a party to an employment contract with us effective October 17, 1996, as amended, which renewed automatically for one-year terms, unless terminated by either party 30 days prior to the end of the then current term.  Pursuant to this employment contract, Mr. Hamilton served as the General Manager and Executive Vice President of our Semiconductor Group, at a salary of $195,000 as of December 31, 2007.  This employment contract provided for payment of 12 months of salary and accelerated vesting of all options held by Mr. Hamilton so as to be immediately exercisable if Mr. Hamilton was terminated “without cause” as defined in the employment contract during the term of the contract.  Additionally, vesting of certain of Mr. Hamilton’s options would accelerate so as to be immediately exercisable and restricted stock grants would become immediately vested and no longer subject to restrictions in the event of a “change in control,” as defined in the respective option plan/grant.  Mr. Hamilton’s employment contract with us provided for bonuses, as determined by our Board of Directors, and employee benefits, including health and disability insurance, in accordance with Focus’ policies.

On February 25, 2008, Mr. Hamilton retired. Mr. Hamilton agreed to provide consulting services to us for a period of six months at his previous monthly rate of pay of $16,250 and is eligible for COBRA benefits to be paid by us for six months at a monthly rate of approximately $1,500.

Gary Williams is party to an employment contract with us effective May 28, 2004.  Pursuant to this employment contract, Mr. Williams serves as our Executive Vice President of Finance and Chief Financial Officer at an annual salary of $222,000 as of December 31, 2007.  Mr. Williams’ contract automatically renews for a one-year term unless terminated by either party 90 days prior to the end of the then current term. This employment contract provides for payment of 12 months of salary, payment of prorated bonus amounts and accelerated vesting of all restricted stock and options held by Mr. Williams so as to be immediately exercisable if Mr. Williams is terminated either “without cause” or in the event of a “change in control,” as defined in the employment contract during the term of the contract.  Mr. Williams’ employment contract with us provides for bonuses, as determined by our Board of Directors, and employee benefits, including health and disability insurance, in accordance with Focus’ policies.

Outstanding Equity Awards at December 31, 2007

The following table sets forth information regarding the number of shares of unexercised stock options and the number of shares and value of unvested restricted stock outstanding on December 31, 2007 for the Named Executives.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($ )	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (2)	Market Value of Shares or Units of Stock that have not Vested (3)	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares Units or Other Rights that have not Vested

Brett A. Moyer	131,250	218,750		$1.26	Mar 20, 2012
	150,000	—		$0.75	Mar 31, 2013
	52,239	—		$1.57	Jul 22, 2013
	45,316	—		$1.38	Jun 1, 2014
	40,000	—		$1.01	Nov 30, 2014
						76,864	$38,432

Gary L. Williams	9,375	15,625		$1.26	Mar 20, 2012
	5,220	—		$2.87	Jan 30, 2008
	14,358	—		$1.72	Jun 24, 2008
	43,500	—		$0.90	Feb 17, 2009
	8,700	—		$1.01	Jan 5, 2010
	100,000	—		$0.57	Jan 2, 2011
	36,567	—		$1.57	Jul 22, 2013
	50,000	—		$1.38	Jun 1, 2014
						53,805	$26,903

Thomas M. Hamilton	35,625	59,375		$1.26	Mar 20, 2012
	36,567	—		$1.57	Jul 22, 2013
	17,722	—		$1.38	Jun 1, 2014
	50,000	—		$1.20	Sep 10, 2014
	100,000	—		$1.01	Nov 30, 2014
	40,000	80,000		$1.01	Nov 30, 2014
						45,055	$22,528

(1)       All unexercisable options were granted on March 20, 2007 and become exercisable in 24 equal monthly installments beginning on the first month following the grant date, except for Mr. Hamilton’s option grant of 120,000, expiring on November 30, 2014. Mr. Hamilton’s option for 120,000 shares was made on November 30, 2004 and becomes exercisable in three equal annual installments beginning in the third year following the grant date, unless accelerated in connection with certain performance metrics.

(2)       Grants of restricted stock vest in four equal installments each year beginning on the first anniversary of the grant date.

(3)       The amounts set forth in this column equal the number of shares of restricted stock indicated multiplied by the closing price of our common stock ($0.50) on December 29, 2007.

Director Compensation

The following table sets forth compensation information for the year ended December 31, 2007 for each non-employee member of Focus’ Board of Directors.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2) (3)	Option Awards (3)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Carl E. Berg	—	$22,681	$1,257	—	—	—	$23,938

William B. Coldrick	—	$22,681	$1,257	—	—	—	$23,938

Michael L. D’Addio	—	$18,209	$838	—	—	—	$19,047

Tommy Eng	—	$15,120	$2,717	—	—	—	$17,837

N. William Jasper, Jr.	—	$22,681	$1,257	—	—	—	$23,938

Sam Runco	—	$15,120	$4,627	—	—	—	$19,747

(1)   Our non-employee directors do not receive cash fees for their services, however, they are reimbursed for out of pocket expenses incurred in attending board meetings. No director who is an employee receives separate compensation for services rendered as a director.

(2)   Non-employee directors are eligible to participate in our stock incentive plans. During the year ended December 31, 2007, we granted 30,000 shares of restricted stock to Messrs. Berg, Coldrick, D’Addio and Jasper, who each served as members of our Audit Committee, and 20,000 shares of restricted stock to Messrs. Eng and Runco. These grants of restricted stock vest in equal annual installments over a four-year period and were issued from the 2004 Amended Stock Incentive Plan.

(3)   The amounts set forth in these columns reflects the compensation cost recognized during 2007 for financial statement purposes in accordance with Statement of Financial Accounting Standards No. 123R (“SFAS 123R”). For purposes of this table, the value excludes the impact of estimated forfeitures. For a discussion of other valuation assumptions used in calculating the compensation cost see note 9 of the Notes to Consolidated Financial Statements.

Incentive Plans

We maintain various stock option plans for the benefit of our officers, directors and employees. A total of 2,880,165 options and restricted stock were available for issuance under the plans as of December 31, 2007. For additional discussion of the plans and awards thereunder see note 9 of the Notes to Consolidated Financial Statements.

Potential Payments Upon Termination or Change in Control

The following table sets forth the potential payments to each Named Executive, assuming involuntary termination “without cause” or voluntary termination for “good reason”, as defined in each Named Executive’s employment agreement, or termination without cause or for good reason following a Change in Control of the Company as of December 31, 2007.  See also “Employment Agreements” for a discussion related to each of the Named Executive’s employment agreement.

	Salary and Bonus (1)	Benefits (2)	Stock and Option Awards (3)	Total

Brett A. Moyer	$373,078	$18,261	$57,649	$448,988
Gary L. Williams	$255,174	$6,597	$40,354	$302,145
Thomas M. Hamilton	$197,220	$18,246	$31,604	$247,070

(1)       Reflects 12 months of salary for Messrs. Moyer, Williams and Hamilton. Includes incentive bonus compensation for each Named Executive earned through December 31, 2007.

(2)       Reflects continued coverage under Focus’ benefits plans for those same periods as applicable to the salary payments.

(3)       Reflects the value of stock options and restricted stock awards accelerated in the event of termination without cause. The value represents (i) for options, the difference between the closing price of Focus’ common stock on December 29, 2007, the last trading day of 2007 ($0.50), and the option exercise price multiplied by the number of shares as to which vesting would have been accelerated and (ii) for restricted stock, the number of shares of restricted stock for which vesting was accelerated multiplied by the closing price of Focus’ common stock on December 29, 2007 ($0.50).

In the event of a change in control which is not accompanied by a termination of the Named Executive’s employment, the unvested stock and option awards for each Named Executive, except Mr. Hamilton, would accelerate in full. The Named Executives, including Mr. Hamilton, would be entitled to the amounts set forth in the table above under the heading “Stock and Option Awards.”

Tax-qualified Defined Contribution Plan

                Each of the Named Executives has the ability to participate in a tax-qualified defined contribution plan (“401(k) Plan”). Named Executives are permitted to make pre-tax elective deferrals up to the maximum allowed by law ($15,500 in 2007 unless over age 50 then $20,500). Named Executive’s contributions to the 401(k) Plan are fully vested at all times. For the year ended December 31, 2007, we made matching contributions of $13,908, $9,843 and $5,242 to Messrs. Moyer, Williams and Hamilton, respectively.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of April 14, 2008, regarding the shares of our common stock beneficially owned by those Focus stockholders known by management to own beneficially more than five percent (5%) of our common stock, each of our directors, nominees, and Named Executives, as well as all directors and Named Executives as a group.  Except as noted, we believe each person has sole voting and investment power with respect to the shares shown subject to applicable community property laws.

“Beneficial ownership” is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. For example, you beneficially own our common stock not only if you hold it directly, but also indirectly, if you, through a relationship, contract or understanding, have, or share, the power to vote the stock, to sell the stock or have the right to acquire the stock. The percentage of beneficial ownership presented in the table includes shares issuable upon the exercise of stock options and warrants exercisable within 60 days of April 14, 2008 and shares issuable on conversion of our outstanding preferred stock. Shares of common stock issuable upon exercise of stock options and warrants exercisable within 60 days of that date or upon conversion of our preferred stock are deemed outstanding for computing the ownership percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Mr. Carl Berg, a director, owns 100% of our outstanding preferred stock, which is convertible into our common stock at a ratio of 1,000 shares of common stock for each share of preferred stock.

Name	Number of Shares Beneficially Owned	Percentage of Beneficial Ownership (1)

Brett A. Moyer (2)	713,359	*
Carl E. Berg (3)	5,981,915	6.8%
William B. Coldrick (4)	327,369	*
Michael L. D’Addio (5)	564,932	*
Tommy Eng (6)	190,000	*
N. William Jasper, Jr. (7)	340,751	*
Sam Runco (8)	190,000	*
Thomas M. Hamilton (9)	499,755	*
Gary L. Williams (10)	372,563	*
Ingalls & Snyder LLC (11)	13,592,304	13.8%
All executive officers and directors as a group (9 persons) (12)	9,180,644	10.2%

*      Less than 1% of the outstanding common stock.

(1)     Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares.

(2)     Includes 221,637 shares of common stock held directly by Mr. Moyer. Includes 491,722 shares issuable pursuant to outstanding stock options that are exercisable at April 14, 2008, or within 60 days thereafter and 76,864 shares of restricted stock, which are not yet vested but are authorized to vote.

(3)     Includes 2,493,193 shares of common stock held directly by Mr. Berg and 3,161 shares of preferred stock held directly by Mr. Berg, which are convertible into 3,161,000 shares of our common stock. Includes 79,574 shares issuable pursuant to outstanding stock options and 248,148 shares issuable pursuant to warrants that are exercisable at April 14, 2008, or within 60 days thereafter and 75,000 shares of restricted stock, which are not yet vested but are authorized to vote. Mr. Berg owns all of our outstanding preferred stock. Mr. Berg’s address is 10050 Bandley Dr., Cupertino, California 95014.

(4)     Includes 247,369 shares of common stock held directly or indirectly by Mr. Coldrick. Includes 80,000 shares issuable pursuant to outstanding stock options that are exercisable at April 14, 2008, or within 60 days thereafter and 75,000 shares of restricted stock, which are not yet vested but are authorized to vote.

(5)     Includes 519,932 shares of common stock held directly or indirectly by Mr. D’Addio. Includes 45,000 shares issuable pursuant to outstanding stock options that are exercisable at April 14, 2008, or within 60 days thereafter and 67,500 shares of restricted stock, which are not yet vested but are authorized to vote.

(6)     Includes 90,000 shares of common stock held directly or indirectly by Mr. Eng. Includes 100,000 shares issuable pursuant to outstanding stock options that are exercisable at April 14, 2008, or within 60 days thereafter and 60,000 shares of restricted stock, which are not yet vested but are authorized to vote.

(7)     Includes 249,000 shares of common stock held directly or indirectly by Mr. Jasper. Includes 91,751 shares issuable pursuant to outstanding stock options that are exercisable at April 14, 2008, or within 60 days thereafter and 75,000 shares of restricted stock, which are not yet vested but are authorized to vote.

(8)     Includes 90,000 shares of common stock held directly or indirectly by Mr. Runco. Includes 100,000 shares issuable pursuant to outstanding stock options that are exercisable at April 14, 2008, or within 60 days thereafter and 60,000 shares of restricted stock, which are not yet vested but are authorized to vote.

(9)     Includes 200,049 shares of common stock held directly by Mr. Hamilton. Includes 299,706 shares issuable pursuant to outstanding stock options that are exercisable at April 14, 2008, or within 60 days thereafter and 45,055 shares of restricted stock, which are not yet vested but are authorized to vote.

(10)   Includes 104,855 shares of common stock held directly by Mr. Williams. Includes 267,708 shares issuable pursuant to outstanding stock options that are exercisable at April 14, 2008, or within 60 days thereafter and 53,805 shares of restricted stock, which are not yet vested but are authorized to vote.

(11)   Includes 13,592,304 shares issuable pursuant to warrants that are exerciseable at April 14, 2008, or within 60 days thereafter. Based on a Schedule 13G filed on February 14, 2008 by Ingalls & Snyder LLC, located at 61 Broadway, New York, New

York 10006.  Ingalls & Snyder, LLC manages Ingalls & Snyder Value Partners, L.P. under an investment advisory contract.  Ingalls & Snyder Value Partners, L.P. shares beneficial ownership of the 9,404,8045 shares with Ingalls & Snyder, LLC.

(12)   Includes 3,161 shares of preferred stock which are convertible into 3,161,000 shares of our common stock, 1,803,609 shares issuable pursuant to options and warrants to purchase common stock exercisable at April 14, 2008, or within 60 days thereafter and 588,224 shares of restricted stock.

Equity Compensation Plan Information

Set forth below is information concerning our existing equity compensation plans:

At December 31, 2007 Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted - average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	5,594,021	$1.16	2,880,165

(1) Focus does not maintain any equity compensation plans that were not submitted to, and approved by, its stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Carl Berg

In December 2002, Mr. Berg provided Samsung Semiconductor Inc., one of our contracted ASSP manufacturers, with a personal guarantee to secure our working capital requirements for ASSP purchase order fulfillment. Mr. Berg provided the personal guarantee without additional cost or collateral, as Mr. Berg maintains a secured interest in substantially all of the Company’s assets. At December 31, 2007 we owed Samsung $194,000 under net 30 terms.

On March 19, 2007, Mr. Berg agreed to continue to personally guarantee both the $4.0 million account receivable-based line of credit and the $2.5 million term loan to Greater Bay Bank. In connection with Mr. Berg’s continued extension of his personal guarantee, we agreed to continue Mr. Berg’s priority interest in the Company’s assets, except for the Company’s accounts receivable, which Mr. Berg has subordinated to the Bank, and to issue to Mr. Berg a warrant to purchase 48,148 shares of common stock at an exercise price of $1.35 per share. The warrant issued to Mr. Berg was valued at $25,702 using the Black-Scholes option pricing model and was charged to general and administrative expense at the time of issuance.

In connection with the $10.0 million convertible note financing completed in January 2006, we entered into an amendment to the Intercreditor Agreement by and among Greater Bay Bank and Mr. Berg, pursuant to which Greater Bay Bank, Mr. Berg and the holders of the notes have defined their relative rights and priorities with respect to the shared collateral, with Greater Bay Bank having a first priority security interest in certain specified collateral of the Company and an Intercreditor Agreement specifying the shared interests of the note holders and Mr. Berg in the collateral securing both the notes (all of the Company’s assets) and Mr. Berg’s guaranty of our obligations to Greater Bay Bank, subject to the priority security interest of the Greater Bay Bank.

Michael D’Addio

Messrs. Mark D’Addio and Michael D’Addio Jr., both sons of director Michael D’Addio, were employed by us as Vice President of Business Development & Emerging Markets and Director of Test and Documentation, respectively at December 31, 2007. For the year ended December 31, 2007, Mark D’Addio received wages including commission and bonus of $165,547 and received a grant of restricted stock for 15,163 shares which vests in equal annual installments over a four-year period. For the year ended December 31, 2007, Michael D’Addio Jr. received wages of $141,023, a stock option grant for 15,000 shares which vests in equal monthly installments over a two-year period and a grant of restricted stock for 3,538 shares which vests in equal annual installments over a four-year period. Neither are executive officers of the Company.

N. William Jasper Jr.

N. William Jasper Jr., who is the Chairman of the Company’s Board of Directors, is also the President and Chief Executive Officer of Dolby Laboratories, Inc. (“Dolby”), a signal processing technology company located in San Francisco, California. Pursuant to a contract assumed by us in connection with our acquisition of Visual Circuits Corporation (“Visual Circuits”), we are required to submit quarterly royalty payments to Dolby based on Dolby technology incorporated into certain products assumed in the acquisition of Visual Circuits in May 2004. For the year ended December 31, 2007, we paid Dolby total royalties of $40,000.

Norman Schlomka

Norman Schlomka, General Manager of COMO and one of our executive officers since February 2006, owns one third of the building that COMO occupies. In the year ended December 31, 2007 we paid rents of approximately $92,000 related to this building. The lease, entered into on July 1, 2005, runs through June 30, 2008 and calls for monthly payments of approximately $7,700.

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

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate audit fees and non-audit related fees that Focus incurred for services provided by Burr, Pilger & Mayer LLP (“BPM”) relating to the years ended December 31, 2007 and 2006. The table lists audit fees, audit-related fees and all other fees. All services rendered by BPM during the years ended December 31, 2007 and 2006 were furnished at customary rates and terms.

	Years ended December 31,
(In thousands)	2007	2006
Audit fees (1)	$284	$328
Audit-related fees (2)	—	10
Tax fees	—	—
All other fees	—	—

Total	$284	$338

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

The Audit Committee has considered the role of BPM in providing additional services and other non-audit services to Focus and has concluded that such services are compatible with BPM’s independence as Focus’ independent registered public accounting firm. During 2007 and 2006, the Audit Committee approved in advance all audit and non-audit services provided by BPM. All services rendered by our auditors are required to be pre-approved by our Audit Committee Chairman and ratified by the Audit Committee.

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

(3) Management Contracts or Compensatory Plans:

Exhibits 10.1, 10.2, 10.3(2), 10.3(a), 10.3(b), 10.3(c), 10.4(a), 10.5(a), 10.5(b), 10.5(c), 10.5(d), 10.24(a), 10.24(b), 10.25, and 10.26 listed in (b) below identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this report, and such listing is incorporated herein by reference.

(b)     Exhibits

The following exhibits, required by Item 601 of Regulation S-K, are filed as a part of this Annual Report on Form 10-K or are incorporated by reference to previous filings as indicated by the footnote immediately following the exhibit. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-K.

Exhibit No.	Description

3.1(a)	Second Restated Certificate of Incorporation of Focus (Exhibit to Registration Statement on Form SB-2 (No. 33-60248-B) filed with the SEC, and incorporated herein by reference).

3.1(b)	Certificate of Amendment to the Second Restated Certificate of Incorporation of Focus (Exhibit to Form 10-QSB, filed with the SEC, and incorporated herein by reference).

3.1(c)	Certificate of Amendment of the Certificate of Incorporation of Focus dated July 25, 1997 (Exhibit to Form 10-QSB, filed with the SEC on August 14, 1997, and incorporated herein by reference).

3.1(d)

Certificate of Designation - Series B Preferred Stock dated June 14, 2001 (Exhibit to Amendment No. 1 to Registration Statement on Form SB-2 (No. 333-55178) filed with the SEC on August 9, 2001, and incorporated herein by reference).

3.1(e)

Certificate of Amendment to the Second Restated Certificate of Incorporation of Focus dated January 16, 2001 (Exhibit to Form 10-KSB filed with the SEC on March 31, 2003, and incorporated herein by reference).

3.1(f)

Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Focus dated January 8, 2003 (Exhibit to Form 10-KSB filed with the SEC on March 31, 2003, and incorporated herein by reference).

3.1(g)	Certificate of Amendment of the Certificate of Incorporation of Focus dated March 12, 2004 (Exhibit to Form 10-K filed with the SEC on March 16, 2004, and incorporated herein by reference).

3.1(h)	Certificate of Designation - Series C Preferred Stock dated March 12, 2004 (Exhibit to Form 10-K filed with the SEC on March 16, 2004, and incorporated herein by reference).

3.1(i)

Certificate of Amendment of the Second Restated Certificate of Incorporation of Focus dated November 17, 2006 (Exhibit to Registration Statement on Form S-3 filed with the SEC on December 8, 2006 (No. 333-139224), and incorporated herein by reference).

3.1(j)	Certificate of Designation of Series B Preferred Stock dated September 29, 2005 (Exhibit to Form 8-K filed with the SEC on October 4, 2005, and incorporated herein by reference).

3.2	Restated Bylaws of Focus (Exhibit to Form 10-Q filed with the SEC on November 14, 2007, and incorporated herein by reference).

4.1	Specimen certificate for Common Stock of Focus (Exhibit to Registration Statement on Form SB-2 (No. 33-60248-B) filed with the SEC, and incorporated herein by reference).

4.2

Form of Common Stock Purchase Warrant issued to Investors and Placement Agent, dated April, 2004 (Exhibit to Form S-3 filed with the SEC on June 1, 2004 (No. 333-116031), and incorporated herein by reference).

4.3

Form of Common Stock Purchase Warrant issued to Investors and Private Placement Agents, dated November, 2004 (Exhibit to Form S-3 filed with the SEC on December 13, 2004 (No. 333-121206), and incorporated herein by reference).

4.4	Warrant to Purchase Stock issued to Greater Bay Bancorp, dated November 15, 2004 (Exhibit to Form S-3 filed with the SEC on December 13, 2004 (No. 333-121206), and incorporated herein by reference).

4.5

Form of Common Stock Purchase Warrant issued to Investors and Private Placement Agents, dated June, 2005 (Exhibit to Registration Statement on Form S-3 filed with the SEC on July 15, 2005 (No. 333-126629), and incorporated herein by reference).

4.6

Common Stock Purchase Warrants issued to Keith L. Lippert and John W. Heilshorn, dated March 22, 2005 (Exhibit to Registration Statement on Form S-3 filed with the SEC on July 15, 2005 (No. 333-126629), and incorporated herein by reference).

4.7

Form of Common Stock Purchase Warrant issued to Investors and Placement Agent, dated November 7, 2005 (Exhibit to Form 8-K filed with the SEC on November 10, 2005, and incorporated herein by reference).

4.8	Warrant to Purchase Stock issued to Greater Bay Bancorp, dated December 6, 2005 (Exhibit to Form 10-K filed with the SEC on March 31, 2006, and incorporated herein by reference).

4.9

Warrant to Purchase Common Stock issued to Marketing By Design, dated April 7, 2006 (Exhibit to Registration Statement on Form S-3 filed with the SEC on April 13, 2006 (No. 333-133291), and incorporated herein by reference).

4.10	Form of Common Stock Purchase Warrant, dated February, 2007 (Exhibit to Form 8-K filed with the SEC on February 22, 2007, and incorporated herein by reference).

4.11	Form of Common Stock Purchase Warrant, dated September, 2007 (Exhibit to Form 8-K filed with the SEC on September 18, 2007, and incorporated herein by reference).

4.12	Form of Common Stock Purchase Warrant, dated September, 2007 (Exhibit to Form 8-K filed with the SEC on September 27, 2007, and incorporated herein by reference).

4.13	Warrant to Purchase Stock issued to Greater Bay Bancorp, dated March 19, 2007 (Exhibit to Form 8-K filed with the SEC on March 23, 2007, and incorporated herein by reference).

4.14	Common Stock Purchase Warrant issued to Carl E. Berg, dated March 19, 2007 (Exhibit to Form 8-K filed with the SEC on March 23, 2007, and incorporated herein by reference).

4.15	Warrant to Purchase Stock issued to Heritage Bank of Commerce, dated February 22, 2008 (Exhibit to Form 8-K filed with the SEC on March 6, 2008, and incorporated herein by reference).

4.16	Common Stock Purchase Warrant issued to Carl Berg (Heritage Bank of Commerce), dated March 4, 2008 (Exhibit to Form 8-K filed with the SEC on March 6, 2008, and incorporated herein by reference).

4.17	Common Stock Purchase Form of Warrant (Ingalls & Snyder), dated February 11, 2008 (Exhibit to Form 8-K filed with the SEC on February 15, 2008, and incorporated herein by reference).

4.18

Registration Rights Agreement between Focus and Carl Berg. dated April 24, 2001 (Exhibit to Amendment No. 1 to Registration Statement on Form SB-2 (No. 333-55178) filed on August 9, 2001, and incorporated herein by reference.).

4.19	Form of Registration Rights Agreement with investors, dated April 5, 2004 (Exhibit to Form S-3 filed with the SEC on June 1, 2004 (No. 333-116031), and incorporated herein by reference).

4.20	Form of Registration Rights Agreement with investors, dated November 15, 2004 (Exhibit to Form S-3 filed with the SEC on December 13, 2004 (No. 333-121206), and incorporated herein by reference).

4.21

Form of Registration Rights Agreement with investors, dated June 17, 2005 (Exhibit to Registration Statement on Form S-3 filed with the SEC on July 15, 2005 (No. 333-126629), and incorporated herein by reference).

4.22	Form of Registration Rights Agreement with investors, dated November 3, 2005 (Exhibit to Form 8-K filed with the SEC on November 10, 2005, and incorporated herein by reference).

4.23

Amended and Restated Registration Rights Agreement by and among Focus, the Purchasers and Ingalls & Snyder LLC, dated as of February 7, 2008 (Exhibit to Form 8-K filed with the SEC on February 15, 2008, and incorporated herein by reference.)

4.24	Registration Rights Agreement between Focus and Greater Bay Bancorp, dated March 19, 2007 (Exhibit to Form 8-K filed with the SEC on March 23, 2007, and incorporated herein by reference).

4.25	Piggyback Registration Rights Agreement between Focus and Carl E. Berg, dated March 19, 2007 (Exhibit to Form 8-K filed with the SEC on March 23, 2007, and incorporated herein by reference).

4.26	Amended and Restated Senior Secured Note issued to Ingalls and Snyder LLC, dated February 11, 2008 (Exhibit to Form 8-K filed with the SEC on February 15, 2008, and incorporated herein by reference).

10.1	1997 Director Stock Option Plan (Exhibit to Registration Statement on Form S-8 (No. 333-33243) filed with the SEC on August 8, 1997, and incorporated herein by reference).†

10.2	1998 Non-Qualified Stock Option Plan (Exhibit to Form S-8 (No. 333-89770) filed with the SEC on June 4, 2002, and incorporated herein by reference).†

10.3(a)	2000 Non-Qualified Stock Option Plan (Exhibit to Form S-8 (No. 333-57762) filed with the SEC on March 28, 2001, and incorporated herein by reference).†

10.3(b)	Form of 2000 Plan Executive Non-Qualified Stock Option Agreement (Exhibit to Form 10-K filed with the SEC on March 31, 2006, and incorporated herein by reference).†

10.3(c)	Form of Executive Restricted Stock Agreement - 2000 Plan (Exhibit to Form 10-K filed with the SEC on March 31, 2006, and incorporated herein by reference).†

10.4(a)	Amended 2002 Non-Qualified Stock Option Plan (Exhibit to Registration Statement on Form S-8 (No. 333-116013) filed with the SEC on May 28, 2004, and incorporated herein by reference).†

10.4(b)	Form of Executive Nonstatutory Stock Option Acceptance Letter - 2002 Plan (Exhibit to Form 10-K filed with the SEC on March 31, 2006, and incorporated herein by reference).†

10.5(a)	2004 Form of Executive Nonstatutory Stock Option Acceptance Letter (Exhibit to Form 8-K filed with the SEC on October 4, 2005, and incorporated herein by reference).†

10.5(b)	2004 Form of Nonstatutory Stock Option Acceptance Letter (Exhibit to Form 8-K filed with the SEC on October 4, 2005, and incorporated herein by reference).†

10.5(c)	Amended 2004 Stock Incentive Plan (approved October 22, 2007) (Exhibit to Form 8-K filed with the SEC on December 28, 2007, and incorporated herein by reference). †

10.5(d)	Form of Executive Restricted Stock Agreement - 2004 Plan (Exhibit to Form 10-K filed with the SEC on March 31, 2006, and incorporated herein by reference).†

10.6

Form of Warrant Acquisition Agreement with First Montauk Securities Corp., dated November 4, 2005 and Crestline Consultancy Ltd., dated December 6, 2005 (Exhibit to Form 8-K filed with the SEC on November 10, 2005, and incorporated herein by reference).

10.7(a)

Security Agreement dated October 26, 2000 between Focus and Carl Berg (Exhibit to Current Report on Form 8-K filed with the SEC on October 31, 2000, as amended by Current Report on Form 8-K/A filed with the SEC on November 2, 2000, and incorporated herein by reference).

10.7(b)

Affirmation of Guaranty and Security Agreement of October 26, 2000 between Focus and Carl Berg, dated June 27, 2005 (Exhibit to Form 8-K filed with the SEC on June 30, 2005, and incorporated herein by reference).

10.7(c)	Affirmation of Guaranty and Security Agreement between Focus and Carl Berg dated February 22, 2008*

10.8

Form of Securities Purchase Agreement (excluding exhibits) with investors, dated April 5, 2004 (Exhibit to Form S-3 filed with the SEC on June 1, 2004 (No. 333-116031), and incorporated herein by reference).

10.9

Form of Securities Purchase Agreement (excluding exhibits) with investors, dated November 15, 2004 (Exhibit to Form S-3 filed with the SEC on December 13, 2004 (No. 333-121206), and incorporated herein by reference).

10.10

Form of Securities Purchase Agreement (excluding exhibits) with investors, dated as of June 17, 2005 (Exhibit to Registration Statement on Form S-3 filed with the SEC on July 15, 2005 (No. 333-126629), and incorporated herein by reference).

10.11

Form of Securities Purchase Agreement (excluding exhibits) with investors, dated as of November 3, 2005 (Exhibit to Form 8-K filed with the SEC on November 10, 2005, and incorporated herein by reference).

10.12

Form of Securities Purchase Agreement between Focus and the investor signatories thereto (Sale of 4,500,000 shares of common stock), dated February 20, 2007 (Exhibit to Form 8-K filed with the SEC on February 22, 2007, and incorporated herein by reference).

10.13

Form of Securities Purchase Agreement between Focus and the investor signatories thereto (Sale of 500,000 shares of common stock), dated February 20, 2007 (Exhibit to Form 8-K filed with the SEC on February 22, 2007, and incorporated herein by reference).

10.14

Securities Purchase Agreement between Focus and the investor signatories thereto, dated September 14, 2007 (Exhibit to Form 8-K filed with the SEC on September 18, 2007, and incorporated herein by reference).

10.15

Form of Securities Purchase Agreement between Focus and the investor signatories thereto, dated September 24, 2007 (Exhibit to Form 8-K filed with the SEC on September 27, 2007, and incorporated herein by reference).

10.16

Amended and Restated Security Agreement by and among Focus, the Purchasers and Ingalls & Snyder LLC, dated as of February 7, 2008 (Exhibit to Form 8-K filed with the SEC on February 15, 2008, and incorporated herein by reference).

10.17

Loan and Security Agreement between Heritage Bank of Commerce and Focus Enhancements, Inc., dated February 22, 2008 (Exhibit to Form 8-K filed with the SEC on March 6, 2008, and incorporated herein by reference).

10.18

Amended and Restated Senior Secured Note Agreement by and among Focus and the purchasers, dated as of February 7, 2008 (Exhibit to Form 8-K filed with the SEC on February 15, 2008, and incorporated herein by reference).

10.19(a)	Intercreditor Agreement by and among Carl Berg, Venture Banking Group, a division of Greater Bay Bank, N.A., dated November 15, 2004*

10.19(b)

Amendment No. 1 to Intercreditor Agreement by and among Carl Berg, Venture Banking Group, a division of Greater Bay Bank, N.A., the Purchasers and Ingalls & Snyder LLC, dated as of January 24, 2006 (Exhibit to Form 8-K filed with the SEC on January 30, 2006, and incorporated herein by reference).

10.19(c)

Amendment No. 2 to Intercreditor Agreement by and among Carl Berg, Greater Bay Venture Banking, a division of Greater Bay Bank, N.A., the Purchasers and Ingalls & Snyder LLC, dated as of February 7, 2008 (Exhibit to Form 8-K filed with the SEC on February 15, 2008, and incorporated herein by reference).

10.19(d)

Affirmation of Guaranty and Intercreditor Agreement among Carl Berg, Greater Bay Venture Banking, a division of Greater Bay Bank N.A. (successor in interest to Venture Banking Group, a division of Greater Bay Bank, N.A.) and Focus, dated March 19, 2007 (Exhibit to Form 8-K filed with the SEC on March 23, 2007, and incorporated herein by reference).

10.20	Amendment No. 3 to Intercreditor Agreement among Carl Berg, Heritage Bank of Commerce, the Purchasers, Ingalls & Snyder LLC and Thomas O. Boucher, Jr., as agent, dated February 22, 2008*

10.21

Amended and Restated Intercreditor Agreement by and among Carl Berg, the Purchasers and Ingalls & Snyder LLC, dated as of February 7, 2008 (Exhibit to Form 8-K filed with the SEC on February 15, 2008, and incorporated herein by reference).

10.22(a)	Original Lease dated July 6, 1994 by and between H-K Associates (Lessor) and Videonics Inc. (Lessee) – (Assumed by Focus January 16, 2001) for premises at 1370 Dell Ave, Campbell, California*

10.22(b)

First Addendum to Lease of July 6, 1994 by and between H-K Associates (Lessor) and Videonics Inc.
(Lessee) – (Assumed by Focus January 16, 2001) for premises at 1370 Dell Ave, Campbell, California, dated July 6, 1994*

10.22(c)

Second Addendum to Lease of July 6 1994 by and between H-K Associates (Lessor) and Videonics Inc.
(Lessee) – (Assumed by Focus January 16, 2001) for premises at 1370 Dell Ave, Campbell, California, dated April 27, 1999 *

10.22(d)

Third Addendum to Lease of July 6, 1994 by and between H-K Associates (Lessor) and Focus (Lessee) for premises at 1370 Dell Ave, Campbell, California, dated May 14, 2002 (Exhibit to Form l0-QSB filed with the SEC on August 14, 2002, and incorporated herein by reference).

10.22(e)

Fourth Addendum to Lease of July 6, 1994 by and between H-K Associates (Lessor) and Focus (Lessee) for premises at 1370 Dell Ave, Campbell, California, dated January 3, 2005 (Exhibit to Form 10-K filed with the SEC on March 15, 2005, and incorporated herein by reference).

10.22(f)

Fifth Addendum to Lease of July 6, 1994 by and between H-K Associates (Lessor) and Focus (Lessee) for premises at 1370 Dell Ave, Campbell, California, dated August 1, 2007 (Exhibit to Form 8-K filed with the SEC on August 7, 2007, and incorporated herein by reference).

10.23(a)	Original Lease dated May 31, 2000 by and between Carramerica Realty Operating Partnership L.P. (Lessor) and Focus (Lessee) for premises at 22867 NW Bennett Street, Hillsboro, Oregon*

10.23(b)

First Amendment to Lease of May 31, 2000 by and between Carramerica Realty Operating Partnership L.P. (Lessor) and Focus (Lessee) for premises at 22867 NW Bennett Street, Hillsboro, Oregon, dated June 30, 2000*

10.23(c)

Second Amendment to Lease of May 31, 2000 by and between Carramerica Realty Operating Partnership L.P. (Lessor) and Focus (Lessee) for premises at 22867 NW Bennett Street, Hillsboro, Oregon, dated June 3, 2004*

10.23(d)

Third Amendment to Lease of May 31, 2000, as modified by the First Amendment, dated June 3, 2000, and further modified by the Second Amendment, dated June 3, 2004, by and between Carramerica Realty Operating Partnership L.P. (Lessor) and Focus (Lessee) for premises at 22867 NW Bennett Street, Hillsboro, Oregon, dated December 14, 2004 (Exhibit to Form 8-K filed with the SEC on June 30, 2005, and incorporated herein by reference).

10.24(a)	Employment Contract between Focus and Thomas M. Hamilton, dated October 8, 1996 (Exhibit to Form 10-K filed with the SEC on March 31, 2006, and incorporated herein by reference).†

10.24(b)

Amendment to Employment Contract between Focus and Thomas M. Hamilton, dated February 1, 1999 (Filed as an exhibit to Form 10-K filed with the SEC on March 31, 2006, and incorporated herein by reference).†

10.25	Employment Agreement between Focus and Brett Moyer, dated August 6, 2002 (Exhibit to Form l0-QSB filed with the SEC on November 14, 2002, and incorporated herein by reference).†

10.26	Employment Agreement between Focus and Gary Williams, dated May 28, 2004 (Exhibit to Form 10-K filed with the SEC on March 31, 2006, and incorporated herein by reference).†

10.27	Executive Employment Agreement between Focus and Michael Conway, dated February 24, 2005 (Exhibit to Form 10-K filed with the SEC on March 31, 2006, and incorporated herein by reference).†

10.28	Executive Employment Agreement between Focus and Peter Mor, dated February 24, 2005 (Exhibit to Form 10-K filed with the SEC on March 31, 2006, and incorporated herein by reference).†

10.29	Managing Director Agreement between Focus and Norman Schlomka, dated December 28, 2005 (Exhibit to Form 10-K filed with the SEC on March 31, 2006, and incorporated herein by reference).†

10.30	Engagement Letter by and between Focus and Crestline Consultancy Ltd., dated September 7, 2007 (Exhibit to Form 8-K filed with the SEC on September 18, 2007, and incorporated herein by reference).

10.31

Selling Agent Agreement by and between Focus and First Montauk Securities Corp., dated September 24, 2007 (Exhibit to Form 8-K filed with the SEC on September 27, 2007, and incorporated herein by reference).

10.32	Base Salaries of the Named Executive Officers of the Registrant†*

14	Code of Conduct (Exhibit to Form 8-K filed with the SEC on June 13, 2007, and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (Exhibit to Form 10-K filed with the SEC on March 28, 2008, and incorporated herein by reference)

23.1	Consent of Burr, Pilger & Mayer LLP (Exhibit to Form 10-K filed with the SEC on March 28, 2007, and incorporated herein by reference)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by CEO*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by CFO*

Forms 8-K, 10-Q and 10-K, identified in the exhibit index have SEC file numbers 001-11860
*	Included.
†	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit.

(c)       Financial Schedules

Not applicable

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

FOCUS ENHANCEMENTS, INC.

April 28, 2008	By:	/s/ Brett Moyer
Brett Moyer, President & CEO