Form 10-Q
period 2008-03-31
FOCUS ENHANCEMENTS INC
filed 2008-05-15
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008, or

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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes: ☒ No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer: ☐	Accelerated filer: ☐	 Non-accelerated filer: ☒	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b02 of the Exchange Act).
Yes: ☐  No: ☒

As of May 9, 2008, there were 85,112,564 shares of common stock outstanding.

FOCUS ENHANCEMENTS, INC.

Index

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

Focus Enhancements, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2008	2007
Assets

Current assets:
Cash and cash equivalents	$7,601	$1,841
Restricted cash	96	90
Accounts receivable, net of allowances of $159 and $253, respectively	2,315	4,318
Inventories	3,702	3,957
Prepaid expenses and other current assets	1,277	1,130
Total current assets	14,991	11,336

Property and equipment, net	1,393	1,240
Other assets	151	153
Goodwill	13,191	13,191
	$29,726	$25,920

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$2,363	$3,554
Borrowings under line of credit	6,461	3,600
Current portion of capital lease obligations	93	122
Term loan	-	2,500
Accrued compensation	994	872
Accrued liabilities	3,373	2,722
Total current liabilities	13,284	13,370

Convertible notes	-	11,493
Notes payable	20,800
Discount on notes payable	(3,605)	-
Total liabilities	30,479	24,863

Commitments and contingencies (note 8)

Stockholders' equity (deficit):
Preferred stock, $0.01 par value; authorized 3,000,000 shares; 3,161 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively (aggregate liquidation preference $3,917)	-	-
Common stock, $0.01 par value; 150,000,000 shares authorized, 85,428,194 and 85,248,194 respectively, shares issued at March 31, 2008 and December 31, 2007, respectively	843	841
Treasury stock at cost, 580,323 and 516,667 shares at March 31, 2008 and
December 31, 2007, respectively	(805)	(775)
Additional paid-in capital	127,467	123,392
Accumulated other comprehensive income	404	257
Accumulated deficit	(128,662)	(122,658)

Total stockholders' equity (deficit)	(753)	1,057

	$29,726	$25,920

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

Focus Enhancements, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended

	March 31, 2008	March 31, 2007

Net revenue	$3,872	$7,087
Cost of revenue	2,374	3,921
Gross margin	1,498	3,166

Operating expenses:
Sales, marketing and support	2,160	2,125
General and administrative	1,037	1,097
Research and development	3,584	3,938
Amortization of intangible assets	-	105
	6,781	7,265
Loss from operations	(5,283)	(4,099)
Interest expense, net	(687)	(290)
Other income (expense), net	(10)	3
Loss before income tax expense	(5,980)	(4,386)
Income tax expense	24	-
Net loss	$(6,004)	$(4,386)

Net loss per share
Basic and diluted	$(0.07)	$(0.06)

Weighted average number of shares used in per share calculations:
Basic and diluted	83,686	74,199

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

Focus Enhancements, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended

	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net loss	$(6,004)	$(4,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	170	311
Stock-based compensation	281	228
Amortization of discount on notes payble	166	-
Accrued interest	467	277
Amortization of debt issuance costs	9	2
Changes in assets and liabilities:
Accounts receivable	2,055	143
Inventories	338	(3)
Prepaid expenses and other assets	(160)	(212)
Other assets	2	-
Accounts payable	(1,202)	(638)
Accrued liabilities	317	357
Net cash used in operating activities	(3,561)	(3,925)

Cash flows from investing activities:
Purchases of property and equipment	(312)	(142)
Net cash used in investing activities	(312)	(142)

Cash flows from financing activities:
Proceeds from issuance of notes payable	9,307	-
Net proceeds from private offerings of common stock	-	6,205
Proceeds from exercise of common stock options and warrants, net issuance costs	-	55
Borrowings under lines of credit	6,461	1,700
Repayment of lines of credit	(2,500)	(5,090)
Repayment of term loan	(3,600)	(2,500)
Repurchase of common stock	(30)	(25)
Payments under capital lease obligations	(29)	(37)
Net cash provided by financing activities	9,609	308

Effect of exchange rate changes on cash and cash equivalents	24	5

Increase (decrease) in cash and cash equivalents	5,760	(3,754)
Cash and cash equivalents at beginning of period	1,841	5,969
Cash and cash equivalents at end of period	$7,601	$2,215

 The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of Business

Incorporated in 1992, Focus Enhancements, Inc. and its subsidiaries (the "Company" or "Focus") develop and market proprietary video technology in two areas: semiconductor and systems. Focus markets its products globally to original equipment manufacturers (“OEMs”), and dealers and distributors in the consumer and professional channels. Semiconductor products include several series of Application Specific Standard Products (“ASSPs”), which address the wireless video and data market using Ultra Wideband (“UWB”) technology and the video convergence market. The UWB chipsets are targeted for the wireless USB market while the video convergence chips are deployed into portable media players, video conferencing systems, Internet TV, media center and interactive TV applications. Focus’ systems products are designed to provide solutions for the professional video production market particularly for the video acquisition, media asset management and digital signage markets. Focus markets its systems products primarily through the professional channel. Focus production products include video scan converters, video mixers, standard and high definition digital video disk recorders, MPEG (Moving Picture Experts Group) recorders and file format conversion tools. Focus media asset management systems products include network-based video servers, long-duration program monitors and capture/playout components. Focus digital signage and retail media solutions products include standard and high definition MPEG players, servers

2.	Basis of Presentation – Interim Financial Information

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

In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Focus’ financial position, operating results and cash flows for the periods presented. The results of operations and cash flows for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any future period.

The condensed consolidated financial statements of Focus as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 are unaudited and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 included in Focus’ Annual Report on Form 10-K for the year ended December 31, 2007.

3.	Equity-Based Compensation

Focus accounts for equity-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which the Company adopted as of January 1, 2006 using the modified prospective method.

Index

The share-based compensation recognized for the three months ended March 31, 2008 and 2007, respectively, was:

(In thousands, except per share data)	March 31, 2008	March 31, 2007

Stock-based compensation expense by type of award:
Employee stock options	$125	$132
Restricted stock awards	101	69
Non - employee warrants	55	17

Total stock-based compensation	281	218

Tax effect on stock-based compensation	-	-

Effect on net loss	$281	$218

Effect on net loss per share - basic and diluted	$0.00	$0.00

Stock Options

The exercise price of each stock option equals the market price of Focus’ common stock on the date of grant. Option grants generally vest over four years and expire 10 years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in the model are outlined in the following table:

	Three Months Ended
	March 31, 2008	March 31, 2007

Average expected term of options	5 years	4 years
Risk-free rate of interest	2.36% - 2.64%	4.56%
Volatility of common stock	80%	81%
Dividend yield	0%	0%

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

Index

A summary of activity related to Focus’ stock option incentive plans for the three months ended March 31, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000s)

Options outstanding at January 1, 2008	5,594,021	$1.16
Options granted	134,687	$0.42
Options exercised	-	$-
Options canceled	(155,199)	$1.15

Options outstanding at March 31, 2008	5,573,509	$1.14	5.7	$20

Options exercisable and expected to be exercisable at March 31, 2008	5,293,519	$1.15	5.7	$18

Options exercisable at March 31, 2008	3,861,237	$1.20	5.2	$3

The weighted average grant date fair value of options granted during the three months ended March 31, 2008 was $0.27 per share. No options were exercised in the three month period ended March 31, 2008. At March 31, 2008, Focus had $844,000 of unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options, which will be recognized over the weighted average period of 2.1 years.

The weighted average grant date fair value of options granted during the three months ended March 31, 2007 was $0.81 per share. The intrinsic value of options exercised during the three months ended March 31, 2007 was $7,000. Cash received from stock option exercises was $25,000 for the three months ended March 31, 2007.

The options outstanding and exercisable at March 31, 2008 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Life (Yrs)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price

$0.39-$0.97	1,364,098	6.1	$0.70	770,981	$0.72
$0.97-$1.43	3,388,572	6.0	$1.19	2,306,467	$1.20
$1.43-$1.97	752,339	3.7	$1.62	715,289	$1.62
$1.97-$2.22	68,500	5.6	$2.08	68,500	$2.08

Outstanding at March 31, 2008	5,573,509	5.7	$1.14	3,861,237	$1.20

At March 31, 2008, Focus had 2,792,735 shares of common stock available for grant under its current stock option and incentive plans, which include restricted stock.

Index

Restricted Stock Awards

A summary of activity related to Focus’ restricted stock awards for the three months ended March 31, 2008 is presented below:

	Shares	Weighted Average Grant Date Fair Value

Non-vested restricted stock shares outstanding at January 1, 2008	1,167,067	$1.07
Restricted stock shares granted	180,000	$0.36
Restricted stock shares vested	(312,206)	$1.07
Restricted stock shares forfeited	(26,747)	$1.07

Non-vested restricted stock shares outstanding at March 31, 2008	1,008,114	$0.95

At March 31, 2008, Focus had $752,000 of unrecognized compensation expense, net of forfeitures, related to restricted stock awards, which will be recognized over the weighted average period of 2.8 years. During the three months ended March 31, 2008, 312,206 shares of restricted stock with a fair market value of $149,000 vested.  During the three months ended March 31, 2007, 188,516 shares of restricted stock vested with a fair market value of $246,000

4.	Net Loss per Share

Basic net loss per share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period, if dilutive. Options to purchase 5,573,509 and 6,234,547 shares of common stock, unvested shares of restricted stock of 1,008,114 and 1,093,009, warrants to purchase 32,176,199 and 4,332,406 shares of common stock and 3,161 shares of preferred stock convertible into 3,161,000 shares of common stock were outstanding at March 31, 2008 and 2007, respectively, but were not included in the computation of diluted net loss per share as the effect would have been anti-dilutive. In addition, promissory notes that were convertible into 10,946,000 shares of common stock were outstanding at March 31, 2007, but were not included in the computation of diluted net loss per share as the effect would have been anti-dilutive.

5.	Significant Customers

No one customer accounted for more than 10% of Focus’ revenue in the three months ended March 31, 2008 or 2007.

No one customer had accounts receivable balance in excess of 10% of Focus’ total accounts receivable at March 31, 2008. Two customers had an accounts receivable balance in excess of 10% of Focus’ total accounts receivable at March 31, 2007. These customers accounted for 23% of Focus’ total accounts receivable at that date.

6.	Inventories

Inventories are stated at lower of cost (first-in, first-out) or market:

(In thousands)	March 31, 2008	December 31, 2007

Raw materials	$710	$732
Work in process	746	783
Finished goods	2,246	2,442

	$3,702	$3,957

Index

7.	Borrowings

(In thousands)	March 31, 2008	December 31, 2007

Short-term debt:
Accounts receivable-based line of credit	$6,461	$3,600
Term loan	-	2,500
	$6,461	$6,100
Long-term debt:
Convertible notes	-	11,493
Notes payable	20,800	-
Discount on notes payable	(3,605)	-
	17,195	11,493

	$23,656	$17,593

Line of Credit – Heritage Bank of Commerce

On March 4, 2008, the Company finalized a Loan and Security Agreement dated February 22, 2008 (“Loan Agreement”) with Heritage Bank of Commerce (“Heritage Bank”). Under the Loan Agreement, the Company may borrow up to $6.5 million through one or more advances through February 21, 2009, which is the maturity date (the “Maturity Date”).  On the Maturity Date, all advances must be repaid. Carl Berg, a director of the Company, has personally guaranteed the Loan Agreement. At March 31, 2008, there was an outstanding balance under this line of credit of $6.5 million and $39,000 was available for future advances.

Payment terms under the Loan Agreement are interest only until maturity. Interest is payable under the Loan Agreement at prime plus 1%.  Obligations under the Loan Agreement are secured by the Company’s accounts receivable. In addition, the Company issued a warrant to Heritage Bank to purchase 75,000 shares of the Company’s common stock at $0.80 per share. The line of credit was subject to ongoing covenants including a covenant based on operating results.

The warrant is immediately exercisable through February 22, 2013. The warrant was valued at $25,000 using the Black-Scholes option pricing model and will be amortized to interest expense over the term of the line of credit.

In connection with Mr. Berg’s extension of his personal guarantee, the Company has agreed to continue Mr. Berg’s first priority security interest in all of the Company’s assets, which he shares on a pro-rata basis with the Senior Secured Note Holders (see below, “Notes Payable”), except for the security interest in the Company’s accounts receivable, which have been subordinated to Heritage Bank’s security interest in the accounts receivable. However the Senior Secured Note Holders will not be bound by the intercreditor arrangement in respect of any indebtedness of Company owing Heritage Bank in excess of $6.5 million. In partial consideration of this extension of the personal guarantee, the Company issued to Mr. Berg a warrant to purchase 200,000 shares of common stock at an exercise price of $0.40 per share. The warrant is immediately exercisable through March 4, 2013. The warrant was valued at $50,000 using the Black-Scholes option pricing model and was charged to general and administrative expense at the time of issuance.

Line of Credit and Term Loan – Greater Bay Bank

From November 2004 through February 23, 2008, Focus had access to a $4.0 million line of credit from Greater Bay Bank (“GBB Bank”) under which it could borrow up to 90% of its eligible outstanding accounts receivable. In addition, from June 2005 through February 23, 2008 Focus could also borrow an additional $2.5 million from GBB Bank under a term loan agreement. Both the line of credit and term loan were collateralized by a personal guarantee from Mr. Berg. In connection with this credit line, GBB Bank obtained a first priority security interest in Focus’ accounts receivable through an agreement with Mr. Berg, which enabled Mr. Berg to retain his existing security interest in all of Focus’ assets while subordinating his pre-existing security interest in Focus’ accounts receivable to GBB.

The credit line was subject to ongoing covenants including a covenant based on operating results. Borrowings under the GBB Bank line of credit and term loan were charged interest at a rate of prime plus 1%. At December 31, 2007, there was $3.6 million outstanding on the credit line and $2.5 million outstanding under the term loan. The GBB Bank line of credit and term loan expired on February 23, 2008 and were repaid.

Index

Notes Payable

On February 11, 2008, Focus obtained new investments in the amount of approximately $9.3 million through the sale of additional indebtedness under revised terms of its existing January 24, 2006 Senior Secured Convertible Note Purchase Agreement (the “Original Agreement”). Prior investors under the Original Agreement and new investors amended the Original Agreement through an “Amended and Restated Senior Secured Note Purchase Agreement” (the “Amended Agreement”). The Amended Agreement increases the amounts outstanding under the Original Agreement from $11.5 million (after amendments to date) to $20.8 million in new senior secured notes (“Notes”), amends the terms of the Notes so they are no longer convertible into Company common stock, and issues to the holders of the Notes a total of 26 million warrants under which the holders have the right to purchase one share of the Company’s common stock for $0.80 per warrant share (“Warrant”). The Warrant was valued at $3.8 million using the Black-Scholes option pricing model and was recorded as a discount on notes payable and will be amortized to interest expense through the maturity date of the Notes. The Notes mature on January 1, 2011 and initially bear interest at a 12% annual rate, increasing to 15% on October 1, 2008, with payment dates on June 30 and December 30 of each year the Notes remain outstanding. The Notes are collateralized by all of the assets of the Company. The transaction closed on February 11, 2008. No placement agent fee or commissions were paid in connection with the Amended Agreement.

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

Under the Amended Agreement, an event of default includes, but is not limited to, (i) default in payment of interest or principal on the Notes; (ii) default in the payment of other Company indebtedness in excess of $1,000,000, (iii) commencement of any proceeding under federal bankruptcy law or any similar federal or state proceeding or an assignment for the benefit of creditors, (iv) breach by the Company of any obligation under the Amended Agreement or other agreements entered into between the Company and the Note purchasers pursuant to the Amended Agreement which breach is not cured within 30 days after receipt of a notice of default, and (v) termination of the Company’s business or the liquidation or dissolution of the Company. Generally, upon the occurrence of an event of default, the Notes will become immediately due and payable in full, and the holders of the Notes will be entitled to enforce their security interest in all of the assets of the Company.

The Amended Agreement includes various negative covenants. Among these are that the Company has agreed that it will not (i) transfer a substantial amount of its properties or assets outside the ordinary course of business, (ii) agree to be acquired in a merger or other acquisition transaction involving the transfer of a substantial amount of properties or assets of the Company, or (iii) incur additional debt for borrowed money, in each case without the consent of Purchase Agent (Ingalls & Snyder LLC) or the holders of a majority of the outstanding Notes principal amount.

The Warrants are exercisable at the option of the holder at any time at the initial exercise price of $0.80 per Warrant share for one share of the Company’s common stock subject to standard adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions. Additionally, with some exceptions, if the Company subsequently issues equity in a transaction, the primary purpose of which is raising capital, and the equity is issued on a common stock equivalent per share basis at less than $0.80/share, then the Warrant exercise price shall be adjusted to the greater of (i) the same price at which such equity was issued or (ii) $0.35 per share.

The Warrants are redeemable, at the Company’s discretion, as follows. Beginning January 1, 2009, if the average closing price of the Company’s common stock is above $1.30 for 30 calendar days, the Company may repurchase the Warrants for one cent ($0.01) in tranches of 2.6 million Warrants every 30 days, subject to certain other conditions, including the exercise of such Warrants by the holders thereof prior to the repurchase date.

The Notes are redeemable, in whole or in part, at any time at the Company’s option upon 30 days’ prior written notice to the Note holders, at a redemption price equal to 100% of the principal amount of the Notes then outstanding plus accrued and unpaid interest.

Index

8.	Commitments and Contingencies

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

For the three months ended March 31, 2007, $58,000 was charged to research and development based on the level of effort incurred by the third party. No amounts related to this contract were included within the condensed consolidated balance sheet at March 31, 2008 or December 31, 2007.

In September 2007, Focus entered into a design services contract under which Focus agreed to pay approximately $1.3 million to a third party for the design and development of new UWB integrated circuits. Payments will be made upon the completion of specific milestones by the third party.

For the three months ended March 31, 2008, $291,000 was charged to research and development expense based on the level of effort incurred by the third party. At March 31, 2008, obligations related to this contract included in accrued liabilities on the condensed consolidated balance sheet were $674,000. At December 31, 2007, obligations related to this contract included in accrued liabilities on the condensed consolidated balance sheet were $515,000.

Leases

Focus leases office facilities and certain equipment under operating and capital leases. Under the lease agreements, Focus is obligated to pay for utilities, taxes, insurance and maintenance.

Minimum lease commitments at March 31, 2008 were as follows:

(In thousands)	Operating Lease Commitments	Capital Lease Commitments

2008	$490	$97
2009	602	-
2010	444	-
2011	-	-

	$1,536	97
Less: amount representing interest		(4)

Present value of future minimum future lease payments		$93

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

At March 31, 2008, Focus had issued non-cancelable purchase orders for approximately $1.0 million for finished goods from its contract manufacturers, and had not incurred any significant liability for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

Index

Product Warranty Costs

Focus’ warranty period for its products is generally 90 days to one year. Focus accrues for warranty costs, based on estimated warranty return rates and costs to repair, at the time revenue is recognized. At March 31, 2008 and December 31, 2007, Focus’ reserves for warranty costs were $115,000 and $118,000, respectively.

Changes in Focus’ product warranty liability during the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended

(In thousands)	March 31, 2008	March 31, 2007

Balance at January 1	$118	$191
Charged to operations	48	80
Reductions	(51)	(83)

Ending balance	$115	$188

General

From time-to-time, Focus is party to certain claims and legal proceedings that arise in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on Focus’ financial position or results of operation.

9.	Stockholders' Equity

As of March 31, 2008, Focus was obligated under certain circumstances, to issue the following additional shares of common stock pursuant to derivative securities, instruments or agreements:

(In thousands)	Shares of Common Stock

Options to purchase common stock	5,574
Warrants to purchase common stock	32,176
Preferred stock convertible into common stock	3,161

40,911

During the three months ended March 31, 2008 and 2007, Focus repurchased 63,656 and 19,612 shares of common stock for $30,000 and $25,000 and included the repurchased shares in treasury stock at March 31, 2008 and 2007, respectively. Such shares had originally been issued in connection with the Company’s stock compensation plans as restricted stock.

A summary of activity related to Focus’ warrants for the three months ended March 31, 2008 is presented below:

Index

	Shares	Weighted Average Exercise Price

Warrants outstanding at January 1, 2008	5,732,447	$1.29
Warrants granted	26,443,752	$0.79
Warrants exercised	-	$-
Warrants canceled	-	$-

Warrants outstanding at March 31, 2008	32,176,199	$0.88

Weighted average fair value of warrants granted during the period		$0.18

Information pertaining to warrants outstanding and exercisable at March 31, 2008 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Life (Yrs)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price

$0.05-$0.79	634,464	2.83	$0.49	482,589	$0.57
$0.80-$0.80	26,075,002	2.76	$0.80	26,075,002	$0.80
$0.85-$1.35	4,046,319	2.71	$1.08	4,046,319	$1.08
$2.00-$2.00	1,420,414	1.35	$2.00	1,420,414	$2.00

	32,176,199	2.70	$0.88	32,024,324	$0.88

During the three months ended March 31, 2008, Focus issued 168,750 warrants in connection with services. The warrants vest over 10 months from the date of grant and are exercisable at prices between $0.05 and $0.50. These warrants have a three year life and were valued using the Black-Scholes option pricing model. Such warrants will be valued monthly, with the computed expense charged to operating expense until such warrants are fully vested. During the three months ended March 31, 2008 the Company recognized $4,000 as expense related to these warrants.

10.	Related Party Transactions

Carl Berg

In December 2002, Mr. Berg provided Samsung Semiconductor Inc., one of Focus’ contracted ASIC manufacturers, with a personal guarantee to secure Focus’ working capital requirements for ASIC purchase order fulfillment. Mr. Berg provided the personal guarantee without additional cost or collateral, as Mr. Berg maintains a secured priority interest in substantially all of Focus’ assets. At March 31, 2008, Focus owed Samsung $15,000 under net 30 terms.

In February 2008, replacing his prior guarantee with respect to the Company’s indebtedness to Greater Bay Bank, Mr. Berg agreed to personally guarantee the Company’s line of credit with Heritage Bank. In connection with Mr. Berg’s extension of his personal guarantee to Heritage Bank, the Company has agreed to continue Mr. Berg’s first priority security interest in all of the Company’s assets, which he shares on a pro-rata basis with the Senior Secured Note Holders, except for the security interest in the Company’s accounts receivable, which have been subordinated to Heritage Bank’s security interest in the Company’s accounts receivable. However the Senior Secured Note Holders will not be bound by the intercreditor arrangement in respect of any indebtedness of Company owing Heritage Bank in excess of $6.5 million. In partial consideration of this extension of the personal guarantee, the Company issued to Mr. Berg a warrant to purchase 200,000 shares of common stock at an exercise price of $0.40 per share. The warrant is immediately exercisable through March 4, 2013.

Index

Dolby Laboratories Inc.

N. William Jasper Jr., the Chairman of Focus’ Board of Directors, is also the President and Chief Executive Officer of Dolby Laboratories, Inc. (“Dolby”), a signal processing technology company located in San Francisco, California. Focus is required to submit quarterly royalty payments to Dolby based on Dolby technology incorporated into certain products. For the three months ended March 31, 2008 and 2007, Focus paid Dolby $6,000 and $12,000, respectively, in royalties, which were recorded in cost of revenue. Focus’ arrangements with Dolby are on standard commercial terms.

Norman Schlomka

Norman Schlomka, General Manager of COMO and an executive officer of Focus since February 2006, owns one third of the building, located in Raisdorf, Germany, that COMO occupies. For the three month periods ended March 31, 2008 and 2007, Focus paid rent related to this building of approximately $25,000 and $22,000, respectively. The rent is on commercial terms deemed to be fair market value and comparable to other rents in the area.

11.	Business Segment Information

Focus’ reportable segments are Systems and Semiconductor. These reportable segments have distinct products – Systems consists of products designed to provide solutions in video acquisition, media asset management and digital signage and Semiconductor consists of ASICs. Focus’ chief operating decision maker is the CEO.

Focus evaluates segment performance based on operating income (loss) and does not allocate net interest, other income or taxes to operating segments. Additionally, Focus does not allocate assets by operating segment.

	Three Months Ended March 31, 2008

	Systems	Semiconductor	Total

Net revenue	$3,246	$626	$3,872
Cost of revenue	2,125	249	2,374
Gross margin	1,121	377	1,498

Operating expenses:
Sales, marketing and support	1,350	810	2,160
General and administrative	651	386	1,037
Research and development	1,145	2,439	3,584
	3,146	3,635	6,781
Loss from operations	$(2,025)	$(3,258)	$(5,283)

Index

	Three Months Ended March 31, 2007

	Systems	Semiconductor	Total

Net revenue	$5,853	$1,234	$7,087
Cost of revenue	3,361	560	3,921
Gross margin	2,492	674	3,166

Operating expenses:
Sales, marketing and support	1,313	812	2,125
General and administrative	707	390	1,097
Research and development	1,100	2,838	3,938
Amortization of intangible assets	64	41	105
	3,184	4,081	7,265
Loss from operations	$(692)	$(3,407)	$(4,099)

12.	Comprehensive Loss

Comprehensive loss includes net loss and foreign currency translation adjustments. The components of comprehensive loss are as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007

(In thousands)

Net loss	$(6,004)	$(4,386)
Other comprehensive income (loss):
Foreign currency translation adjustments	147	(21)

Comprehensive loss	$(5,857)	$(4,407)

13.	Recent Accounting Pronouncements

 On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year. The adoption of SFAS No. 157 had no impact on the Company’s condensed consolidated financial statements.

On January 1, 2008, the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including and amendment of FASB statement No. 115" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value, requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company's choice to use fair value on its earnings, and requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. The Company did not make any elections for fair value accounting and therefore, the adoption did not have an impact on the Company's condensed consolidated financial statements.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer Statement of Financial Accounting Standard (“SFAS”) SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company is currently evaluating the impact of FSP 157-2 on its consolidated financial position and results of operations.

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Focus’ Annual Report on Form 10-K for the year ended December 31, 2007 and Item 1A--"Risk Factors"--contained therein.

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

In particular, statements contained in this document that are not historical facts (including, but not limited to, statements concerning anticipated revenues, anticipated operating expense levels, capital resources and needs and liquidity outlook, potential new products and orders, and such expense levels relative to our total revenues) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results of operations and financial condition have varied and may in the future vary significantly and materially from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the availability of capital to fund our future cash needs, reliance on major customers, history of operating losses, market acceptance of our products, technological obsolescence, competition, successful integration of acquisitions, component supply problems and protection of proprietary information, the unpredictability of costs to develop new technologies, as well as the accuracy of our internal estimates of revenue and operating expense levels.  For a discussion of these factors and some of the factors that might cause such a difference see also Item 1A of our Form 10-K under the heading "Risk Factors" and those described from time to time in our other reports filed with the Securities and Exchange Commission.  These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements except, as required by law.

Index

RESULTS OF OPERATIONS

Net revenue

	Three Months Ended

(Dollars in thousands)	March 31, 2008	March 31, 2007	Decrease	% decrease

Systems products	$3,246	$5,853	$(2,607)	(44.5%)
Semiconductor products	626	1,234	(608)	(49.3%)

	$3,872	$7,087	$(3,215)	(45.4%)

Revenue for the three months ended March 31, 2008 was $3.9 million, a decrease of $3.2 million, or 45.4%, compared with the three months ended March 31, 2007.

For the three months ended March 31, 2008, net sales of systems products to distributors, retailers and value added resellers, were approximately $3.2 million compared to $5.9 million for the same period in 2007, a decrease of $2.6 million. This decrease in sales of systems products is mainly due to reduced sales of our direct to edit (“DTE”) disk recorders and conversion products.

Sales of semiconductor products to distributors and OEM customers were approximately $626,000 in the three months ended March 31, 2008, compared to $1.2 million for the same period in 2007, a decrease of $608,000. This decrease is mainly due to reduced sales of our TV-Out chips for the portable media player market.

As of March 31, 2008, we had a sales order backlog of approximately $612,000, a decrease of $217,000 compared to December 31, 2007.

Sales to no one customer accounted for more than 10% of our revenue in the three months ended March 31, 2008 or 2007.

Gross margin

	Three Months Ended

(Dollars in thousands)	March 31, 2008	March 31, 2007	Decrease

Gross margin	$1,498	$3,166	$(1,668)

Gross margin rate	38.7%	44.7%	(6.0) percentage points

Our gross margin rate for the three months ended March 31, 2008 decreased to 38.7% from 44.7% when compared to the three months ended March 31, 2007, a decrease of 6.0 percentage points. The decrease is primarily due to lower sales available to cover our fixed costs.

Index

Operating expenses

(Dollars in thousands)	Three Months Ended

	March 31, 2008		March 31, 2007		Increase / (Decrease)
		% of		% of		% of
		revenue		revenue		revenue

Sales, marketing and support	$2,160	55.8%	$2,125	30.0%	$35	25.8%
General and administrative	1,037	26.8%	1,097	15.5%	(60)	11.3%
Research and development	3,584	92.6%	3,938	55.6%	(354)	37.0%
Amortization of intangible assets	-	-	105	1.5%	(105)	(1.5%)

	$6,781	175.2%	$7,265	102.6%	$(484)	72.6%

Sales, marketing and support

Sales, marketing and support expenses for the three months ended March 31, 2008 were $2.2 million, compared to $2.1 million for the three months ended March 31, 2007. The $35,000 increase between comparison periods was driven by increased payroll and trade show expenses, partially offset by a decrease in commissions and bonuses as a result of decreased revenue.

General and administrative

General and administrative expenses for the three months ended March 31, 2008 were $1.0 million compared to $1.1 million for the three months ended March 31, 2007. The decrease is primarily attributable to reduced investor relations fees.

Research and development

Research and development expenses for the three months ended March 31, 2008 were $3.6 million, a decrease of $354,000 from $3.9 million for the three months ended March 31, 2007. The decrease in research and development expenses mainly reflects a decrease in consultant fees of $439,000 and a decrease in material and prototyping of $301,000 related to our UWB initiative. These decreases were partly offset by an increase in payroll and payroll related expenses due to a higher average headcount during the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Amortization

Amortization expense was recorded as follows:

(In thousands)	Three Months Ended

	March 31, 2008	March 31, 2007	Decrease

Cost of revenue	$-	$24	$(24)
Operating expenses	-	105	(105)

	$-	$129	$(129)

There was no amortization expense for the three months ended March 31, 2008. Amortization expense for the three months ended March 31, 2007 was $129,000. The decrease in amortization expense reflects no further amortization for certain intangibles associated with our acquisition of COMO Computer & Motion GmbH in February 2004 and Visual Circuits Corporation in May 2004.

Index

Interest expense, net and Other income, net

	Three Months Ended

(Dollars in thousands)	March 31, 2008	March 31, 2007	Increase / (Decrease)

Interest expense, net	$(687)	$(290)	$397

Other income/(expense), net	$(10)	$3	$(13)

Net interest expense for the three months ended March 31, 2008 was $687,000, compared to $290,000 in the three months ended March 31, 2007. The additional interest expense is related to increased borrowings, including $9.3 million borrowed on February 11, 2008, an increase of the interest rate on the notes outstanding from 10% to 12% effective February 11, 2008 and interest expense derived from the amortization of note discount of $168,000.

Other income (expense) for the three months ended March 31, 2008 consists mainly of fluctuations associated with exchange rate differences related to transactions denominated in Euros.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2008 and the year ended December 31, 2007, we incurred net losses of $6.0 million and $17.4 million, respectively, and used cash in operating activities of $3.6 million, and $14.6 million, respectively. Absent continued access to capital from the sale of securities or other sources, we may potentially be unable to continue as a going concern.

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

(Dollars in thousands)	March 31, 2008	December 31, 2007

Cash and cash equivalents	$7,601	$1,841
Working capital	$1,707	$(2,034)

	Three Months Ended

	March 31, 2008	March 31, 2007

Net cash used in operating activities	$(3,561)	$(3,925)
Net cash used in investing activities	$(312)	$(142)
Net cash provided by financing activities	$9,609	$308

Index

Net cash used in operating activities

(In thousands)	Three Months Ended,

	March 31, 2008	March 31, 2007	Change in
	cash (used)	cash (used)	cash (used)
	provided	provided	provided

Net loss	$(6,004)	$(4,390)	$(1,614)
Non-cash income statement items	1,093	818	275
Adjusted net loss	(4,911)	(3,572)	(1,339)

Changes in working capital	1,350	(353)	1,703

Net cash used in operating activities	$(3,561)	$(3,925)	$364

Net cash used in operating activities for the three months ended March 31, 2008 and 2007 was $3.6 million and $3.9 million, respectively. The decrease in net cash used in operating activities mainly reflects an increase in the net loss adjusted for non-cash items, an increase in cash used by accounts payable, offset by an increase in cash provided by accounts receivable and inventories. The increase in cash provided by accounts receivable and inventories reflects our lower sales run rate compared to prior year. The increase in cash used by accounts payable mainly reflects the timing of payments related to our UWB investment and reduced inventory purchases.

No one customer had accounts receivable balance in excess of 10% of our total accounts receivable at March 31, 2008.

We expect that our operating cash flows may fluctuate in future periods as a result of fluctuations in our operating results, shipment timetable, accounts receivable collections, inventory management, and the timing of payments among other factors.

Net cash used in investing activities

Net cash used in investing activities was $312,000 for the three months ended March 31, 2008, compared to $142,000 used in the three months ended March 31, 2007. The increase in cash used in investing activities mainly reflects the timing of purchases of equipment and design tools related to our investment in UWB technology.

Net cash provided by financing activities

Net cash provided by financing activities was $9.6 million for the three months ended March 31, 2008, compared to $308,000 for the three months ended March 31, 2007. The net cash provided by financing activities in the three months ended March 31, 2008 mainly consists of net proceeds of $9.3 million from the issuance of additional notes payable and an increase in net borrowings of $361,000 associated with our line of credit compared to cash provided from private financing of $6.2 million partly offset by $5.9 million net repayment of our line of credit and term loan for the three months ended March 31, 2007.

Capital Resources and Liquidity Outlook

We have incurred losses and used net cash in operating activities for the three months ended March 31, 2008 and each of the two years in the period ended December 31, 2007, and as such, have been dependent upon raising money for short- and long-term cash needs through the issuance of debt, proceeds from the exercise of options and warrants, and the sale of our common stock in private placements.

We received gross proceeds of $9.3 million from the issuance of secured notes and warrants to a group of private investors in February 2008. These notes, along with such terms affecting an additional $11.5 million in previously outstanding notes, initially bear interest at a 12% annual rate, increasing to 15% on October 1, 2008, with interest due on June 30 and December 30 of each year the notes remain outstanding. We may elect to pay interest due on June 30, 2008 and December 30, 2008 in cash or by issuing additional notes in the full amount of such interest payment, if there has been no event of default. We received net proceeds of $6.2 million and $4.9 million from the issuances of common stock and warrants to groups of private investors in February 2007 and September 2007, respectively.

Index

In March 2008, we finalized a line of credit agreement with Heritage Bank of Commerce. Under the line of credit, we may borrow up to $6.5 million in one or more advances through February 21, 2009. At March 31, 2008, $39,000 was available under this line of credit.

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

Our expense reduction efforts are only part of overall efforts to reduce our financial risks. We will need to raise additional amounts before September 30, 2008, to continue development and launch commercialization of our next generation UWB products. The amount necessary will depend upon the results and timing of ongoing UWB development efforts and the anticipated growth of our Semiconductor and Systems businesses. Our future capital requirements will remain dependent upon  these and other  factors, including cash flow from operations, maintaining our gross margins at current or increased levels, continued progress in research and development programs , and our ability to market our new products successfully.

Summary of Certain Contractual Obligations as of March 31, 2008

(In thousands)
	< 1 year	1-3 years	3-5 years	Total

Capital and operating leases (including interest)	$738	$895	$-	$1,633
Inventory purchase commitments	1,046	-	-	1,046
Line of credit	6,461	-	-	6,461
Notes payable	-	20,800	-	20,800
Interest on notes payable	2,577	3,506	-	6,083

	$10,822	$25,201	$-	$36,023

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At March 31, 2008, we did not hold any short-term investments that would be exposed to market risk from adverse movements in interest rates.

At March 31, 2008, our outstanding debt obligations consisted of secured notes payable of $20.8 million – see Note 7, “Borrowings”. A fixed interest rate is applicable to these debt obligations of 12.0% per annum through September 30, 2008 after which the rate increases to 15% per annum until maturity (January 1, 2011).

Foreign Currency Risk

Gains or losses related to foreign exchange currency transactions were not material for the periods ended March 31, 2008 and 2007.

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

There was no change in our internal control over financial reporting that occurred during our first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, Focus is party to certain claims and legal proceedings that arise in the ordinary course of business of which, in the opinion of management, will not have a material adverse effect on Focus’ financial position or results of operations.

Item 1A.	Risk Factors

Except as described below, there have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. You should carefully consider the risks identified therein any of which could materially affect our business, financial condition or future results.

We will need to raise additional capital, which may not be available when we need it.

Historically, we have met our short- and long-term cash needs through debt issuances, the sale of common stock or other convertible securities in private placements, because cash flow from operations has been insufficient to fund our operations.

We received gross proceeds of $9.3 million from the issuance of secured notes and warrants to a group of private investors in February 2008. We received net proceeds of $6.2 million and $4.9 million from the issuances of common stock to groups of private investors in February 2007 and September 2007, respectively. We believe that we will need to raise additional amounts before September 30, 2008 to continue development and launch commercialization of our next generation UWB products. The amount necessary will depend upon the results of ongoing UWB development efforts and our Semiconductor and Systems businesses. Our future capital requirements will remain dependent upon these and other factors, including cash flow from operations, maintaining our gross margins at current or increased  levels, continued progress in research and development programs, competing technological and market developments, and our ability to market our new products successfully. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all. If we are unable to access equity or debt financings when we need it, our business will be substantially harmed.

Our future capital raising activities may dilute the ownership of our existing stockholders.

We may sell securities in the public and private equity markets if and when conditions are favorable.  Raising funds through the issuance of common stock will dilute the ownership of our existing stockholders.  Furthermore, we may issue common stock, or securities convertible into or exercisable for our common stock, at prices that represent a substantial discount to the market price of our common stock, which could result in a decline in the trading price of our common stock.

Currently we do not meet the requirements to remain listed on the Nasdaq Capital Market.  If we are delisted, it could, among other things, decrease the liquidity of our common stock, limit our ability to raise additional capital and potentially accelerate the amounts due under our $20.8 million outstanding principal amount of senior secured notes at the option of the holders of such notes.

Our voting common stock is traded on the Nasdaq Capital Market. There are various quantitative listing requirements for a company to remain listed on the Nasdaq Capital Market, including maintaining a minimum bid price of $1.00 per share of common stock and stockholders’ equity of $2.5 million or market capitalization of at least $35 million. On August 15, 2007, the Nasdaq Stock Market notified us that for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share price requirement for continued inclusion under Nasdaq Marketplace Rules. We were initially given until February 11, 2008 to regain compliance. On February 12, 2008, we were then advised of an additional six months extension or until August 11, 2008 to attain compliance with the Nasdaq Capital Market $1.00 minimum bid price rule. At March 31, 2008, we had total stockholders’ deficit of $753,000. If we do not maintain a market value in our securities of at least $35 million, we would likely receive an additional notification from the Nasdaq Capital Market that we were not in compliance with its continued listing criteria.

If we do not regain compliance with the continued listing requirements within the allotted compliance period (including the minimum bid price per share and the market capitalization requirement), including any extensions that may be granted by the Nasdaq Capital Market, the Nasdaq Capital Market would notify us that our common stock will be delisted from the Nasdaq Capital Market, eliminating the only established trading market for our shares. While we would then be entitled to appeal this determination to a Nasdaq Listing Qualifications Panel and to request a hearing, if we fail at such hearing in our efforts to retain our listing, we would be delisted.

Index

If we are delisted from the Nasdaq Capital Market, our shares may be quoted on the OTC Electronic Bulletin Board or some other quotation medium, such as the pink sheets, depending on our ability to meet the specific listing requirements of the specific quotation system and market makers willingness to quote our shares on either of these mediums. As a result, an investor might find it more difficult to trade, or to obtain accurate price quotations for, such shares. Delisting might also reduce our ability to raise capital as well as the visibility, liquidity, and price of our voting common stock. If our common stock were not listed on the Nasdaq Capital Market or another established automated over-the-counter trading market in the United States, all amounts outstanding under our $20.8 million senior secured notes would become due and payable at the option of the holders. We do not now have such capital, and we may not have sufficient resources or access to additional capital at the time such demand is made, to satisfy those note obligations at the time they would become due, which would have a material adverse impact on our financial condition and results of operations.

We have a significant number of outstanding securities that will dilute existing stockholders upon conversion or exercise.

At April 30, 2008, we had 3,161 shares of preferred stock issued and outstanding, 31,255,785 warrants and 5,560,771 options outstanding which are all exercisable for or convertible into shares of common stock. The 3,161 shares of preferred stock are convertible into 3,161,000 shares of our voting common stock. Furthermore, at April 30, 2008, 2,642,771 additional shares of common stock were available for grant to our employees, officers, directors and consultants under our current stock option and incentive plans. We also may issue additional shares in acquisitions. Any additional grant of options under existing or future plans or issuance of shares in connection with an acquisition will further dilute existing stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 22, 2008, we issued a warrant to Heritage Bank of Commerce, to purchase 75,000 shares of our common stock at a purchase price of $0.80 per share in connection with its provision of a $6.5 million credit line. The warrant was issued pursuant to section 4(2) of the Securities Act based on the nature of the investor and certain representations made to us. The warrant was immediately exercisable and expires five years from the date of grant

On March 4, 2008, we issued a warrant to Carl Berg, to purchase 200,000 shares of our common stock at a purchase price of $0.40 per share in partial consideration of his extension of a personal guarantee to secure a line of credit for Focus with Heritage Bank of Commerce. The warrant was issued pursuant to section 4(2) of the Securities Act based on the nature of the investor and certain representations made to us. The warrant was immediately exercisable and expires five years from the date of grant.

On March 1, 2008, we issued a warrant to FutureWorks, to purchase 60,000 shares of our common stock at a purchase price of $0.05 per share for public relation services. The warrant was issued pursuant to section 4(2) of the Securities Act based on the nature of the investor and certain representations made to us. The warrant vests over a 10 month period and expires three years from the date of grant.

On March 1, 2008, we issued a warrant to John Heilshorn, to purchase 37,500 shares of our common stock at a purchase price of $0.50 per share for investor relation services. The warrant was issued pursuant to section 4(2) of the Securities Act based on the nature of the investor and certain representations made to us. The warrant vests over a 10 month period and expires three years from the date of grant.

On March 1, 2008, we issued a warrant to Keith Lippert, to purchase 37,500 shares of our common stock at a purchase price of $0.50 per share for investor relation services. The warrant was issued pursuant to section 4(2) of the Securities Act based on the nature of the investor and certain representations made to us. The warrant vests over a 10 month period and expires three years from the date of grant.

Index

On March 4, 2008, we issued a warrant to Marketing by Design, to purchase 33,750 shares of our common stock at a purchase price of $0.05 per share for marketing services. The warrant was issued pursuant to section 4(2) of the Securities Act based on the nature of the investor and certain representations made to us. The warrant vests over a 10 month period and expires three years from the date of grant.

Although we do not have any publicity announced programs or plans to repurchase our securities, during the quarter ended March 31, 2008, we repurchased and aggregate of 63,656 shares of our common stock which were originally issued as restricted stock under our stock compensation plans for an aggregate purchase price of $30,000.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

4.1	Common Stock Purchase Form of Warrant (Ingalls & Snyder), dated February 11, 2008 (Exhibit to Form 8-K filed with the SEC on February 15, 2008, and incorporated herein by reference).
4.2
Amended and Restated Registration Rights Agreement by and among Focus, the Purchasers and Ingalls & Snyder LLC, dated as of February 7, 2008 (Exhibit to Form 8-K filed with the SEC on February 15, 2008, and incorporated herein by reference.)

4.3	Warrant to Purchase Stock issued to Heritage Bank of Commerce, dated February 22, 2008 (Exhibit to Form 8-K filed with the SEC on March 6, 2008, and incorporated herein by reference).
4.4
Common Stock Purchase Warrant issued to Carl Berg (in connection with Heritage Bank of Commerce), dated March 4, 2008 (Exhibit to Form 8-K filed with the SEC on March 6, 2008, and incorporated herein by reference).

4.5	Piggyback Registration Rights Agreement between Focus and Carl E. Berg, dated March 4, 2008
4.6	Common Stock Purchase Warrant issued to FutureWorks, dated March 1, 2008
4.7	Piggyback Registration Rights Agreement between Focus and FutureWorks, dated March 1, 2008
4.8	Common Stock Purchase Warrant issued to Keith Lippert, dated March 1, 2008
4.9	Common Stock Purchase Warrant issued to John Heilshorn, dated March 1, 2008
4.10	Piggyback Registration Rights Agreement between Focus and Lippert / Heilshorn, dated March 1, 2008
4.11	Common Stock Purchase Warrant issued to Marketing By Design, dated March 1, 2008
4.12	Piggyback Registration Rights Agreement between Focus and Marketing By Design, dated March 1, 2008
4.13	Amended and Restated Senior Secured Note issued to Ingalls and Snyder LLC, dated February 11, 2008 (Exhibit to Form 8-K filed with the SEC on February 15, 2008, and incorporated herein by reference).
10.1
Affirmation of Guaranty and Security Agreement of October 26, 2000 between Focus and Carl Berg, dated February 22, 2008 (Exhibit to Form 10-K/A filed with the SEC on April 29, 2008, and incorporated herein by reference)

10.2
Amended and Restated Security Agreement by and among Focus, the Purchasers and Ingalls & Snyder LLC, dated as of February 7, 2008 (Exhibit to Form 8-K filed with the SEC on February 15, 2008, and incorporated herein by reference).

10.3
Loan and Security Agreement between Heritage Bank of Commerce and Focus Enhancements, Inc., dated February 22, 2008 (Exhibit to Form 8-K filed with the SEC on March 6, 2008, and incorporated herein by reference).

Index

10.4
Amended and Restated Senior Secured Note Agreement by and among Focus and the purchasers, dated as of February 7, 2008 (Exhibit to Form 8-K filed with the SEC on February 15, 2008, and incorporated herein by reference).

10.5
Amendment No. 2 to Intercreditor Agreement by and among Carl Berg, Greater Bay Venture Banking, a division of Greater Bay Bank, N.A., the Purchasers and Ingalls & Snyder LLC, dated as of February 7, 2008 (Exhibit to Form 8-K filed with the SEC on February 15, 2008, and incorporated herein by reference).

10.6
Amendment No. 3 to Intercreditor Agreement among Carl Berg, Heritage Bank of Commerce, the Purchasers, Ingalls & Snyder LLC and Thomas O. Boucher, Jr., as agent, dated February 22, 2008(Exhibit to Form 10-K/A filed with the SEC on April 29, 2008, and incorporated herein by reference).

10.7
Amended and Restated Intercreditor Agreement by and among Carl Berg, the Purchasers and Ingalls & Snyder LLC, dated as of February 7, 2008 (Exhibit to Form 8-K filed with the SEC on February 15, 2008, and incorporated herein by reference).

31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of CFO
32.1	CEO 906 Certification
32.2	CFO 906 Certification

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2008	Focus Enhancements, Inc.
Date	Registrant

By: /s/ Brett A. Moyer
Brett A. Moyer
Chief Executive Officer and President
(Principal Executive Officer)

By: /s/ Gary L. Williams
Gary L. Williams
Executive Vice President of Finance,
Chief Financial Officer
(Principal Accounting Officer)