Form 10-Q
period 2008-06-30
FOCUS ENHANCEMENTS INC
filed 2008-08-14
CIK 884719

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008, or

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
Large accelerated filer: ☐ Accelerated filer: ☐ Non-accelerated filer: ☐ Smaller Reporting Company: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b02 of the Exchange Act).
Yes: ☐ No: ☒

As of August 8, 2008, there were 86,954,588 shares of common stock outstanding.

FOCUS ENHANCEMENTS, INC.

PART I - FINANCIAL INFORMATION
Item 1.                      Financial Statements

Focus Enhancements, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2008	2007
Assets

Current assets:
Cash and cash equivalents	$2,119	$1,841
Restricted cash	96	90
Accounts receivable, net of allowances of $155 and $253, respectively	2,640	4,318
Inventories	4,134	3,957
Prepaid expenses and other current assets	2,049	1,130
Total current assets	11,038	11,336

Property and equipment, net	1,444	1,240
Other assets	465	153
Goodwill	13,191	13,191
	$26,138	$25,920

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$2,782	$3,554
Borrowings under line of credit	6,500	3,600
Current portion of capital lease obligations	63	122
Term loan	-	2,500
Accrued compensation	820	872
Accrued liabilities	4,466	2,722
Total current liabilities	14,631	13,370

Convertible notes	-	11,493
Notes payable, net of debt discount	18,524	-
Total liabilities	33,155	24,863

Commitments and contingencies (note 8)

Stockholders' equity (deficit):
Preferred stock, $0.01 par value; authorized 3,000,000 shares; 3,161 shares issued and outstanding
at June 30, 2008 and December 31, 2007 (liquidation preference $3,917)	-	-
Common stock, $0.01 par value; 150,000,000 shares authorized 85,895,075 and 85,248,194,
shares issued at June 30, 2008 and December 31, 2007, respectively	843	841
Treasury stock at cost, 802,465 and 516,667 shares at June 30, 2008 and
December 31, 2007, respectively	(902)	(775)
Additional paid-in capital	128,028	123,392
Accumulated other comprehensive income	385	257
Accumulated deficit	(135,371)	(122,658)

Total stockholders' equity (deficit)	(7,017)	1,057

	$26,138	$25,920

The accompanying notes are an integral part of the condensed consolidated financial statements.

Focus Enhancements, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net revenue	$3,988	$8,354	$7,860	$15,441
Cost of revenue	2,362	4,444	4,736	8,365
Gross margin	1,626	3,910	3,124	7,076

Operating expenses:
Sales, marketing and support	2,066	2,479	4,226	4,604
General and administrative	1,071	1,048	2,108	2,145
Research and development	4,218	3,979	7,802	7,917
Amortization of intangible assets	-	51	-	156
	7,355	7,557	14,136	14,822
Loss from operations	(5,729)	(3,647)	(11,012)	(7,746)
Interest expense, net	(978)	(299)	(1,665)	(589)
Other income (expense), net	1	(2)	(9)	1
Loss before income tax expense	(6,706)	(3,948)	(12,686)	(8,334)
Income tax expense	3	19	27	23
Net loss	$(6,709)	$(3,967)	$(12,713)	$(8,357)

Net loss per share
Basic and diluted	$(0.08)	$(0.05)	$(0.15)	$(0.11)

Weighted average number of shares used in per share calculations:
Basic and diluted	84,142	77,277	83,914	75,738

The accompanying notes are an integral part of the condensed consolidated financial statements.

Focus Enhancements, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended

	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net loss	$(12,713)	$(8,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	374	580
Stock-based compensation	770	470
Amortization of discount on notes payble	467	-
Accrued interest	1,098	550
Amortization of debt issuance costs	26	9
Changes in assets and liabilities:
Accounts receivable	1,741	(630)
Inventories	(95)	(197)
Prepaid expenses and other assets	(283)	(234)
Other assets	10	14
Accounts payable	(786)	109
Accrued liabilities	707	(195)
Net cash used in operating activities	(8,684)	(7,881)

Cash flows from investing activities:
Purchases of property and equipment	(567)	(490)
Net cash used in investing activities	(567)	(490)

Cash flows from financing activities:
Proceeds from issuance of notes payable	9,307	-
Borrowings under lines of credit	12,500	2,500
Repayment of lines of credit	(9,600)	(3,390)
Borrowings under term loan	-	3,450
Repayment of term loan	(2,500)	(2,500)
Repurchase of common stock	(127)	(25)
Payments under capital lease obligations	(59)	(64)
Net proceeds from private offerings of common stock	-	6,205
Proceeds from exercise of common stock options and warrants, net issuance costs	-	207
Net cash provided by financing activities	9,521	6,383

Effect of exchange rate changes on cash and cash equivalents	8	5

Increase (decrease) in cash and cash equivalents	278	(1,983)
Cash and cash equivalents at beginning of period	1,841	5,969
Cash and cash equivalents at end of period	$2,119	$3,986

 The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of Business

Incorporated in 1992, Focus Enhancements, Inc. and its subsidiaries (the "Company" or "Focus") develop and market proprietary video technology in two areas: semiconductor and systems. Focus markets its products globally to original equipment manufacturers (“OEMs”), and dealers and distributors in the consumer and professional channels. Semiconductor products include several series of Application Specific Standard Products (“ASSPs”), which address the wireless video and data market using Ultra Wideband (“UWB”) technology and the video convergence market. The UWB chipsets are targeted for the wireless USB market while the video convergence chips are deployed into portable media players, video conferencing systems, Internet TV, media center and interactive TV applications. Focus’ systems products are designed to provide solutions for the professional video production market particularly for the video acquisition, media asset management and digital signage markets. Focus markets its systems products primarily through the professional channel. Focus production products include video scan converters, standard and high definition digital video disk recorders, MPEG (Moving Picture Experts Group) recorders and file format conversion tools. Focus media asset management systems products include network-based video servers, long-duration program monitors and capture/playout components. Focus digital signage and retail media solutions products include standard and high definition MPEG players, servers

2.	Basis of Presentation – Interim Financial Information

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

In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Focus’ financial position, operating results and cash flows for the periods presented. The results of operations and cash flows for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any future period.

The condensed consolidated financial statements of Focus as of June 30, 2008 and for the three and six months periods ended June 30, 2008 and 2007 are unaudited and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 included in Focus’ Annual Report on Form 10-K for the year ended December 31, 2007.

3.	Equity-Based Compensation

Focus accounts for equity-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which the Company adopted as of January 1, 2006 using the modified prospective method.

The stock-based compensation recognized for the three and six months ended June 30, 2008 and 2007, respectively, was:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Stock-based compensation expense by type of award:
Employee stock options	$123	$162	$248	$294
Restricted stock awards	335	81	436	150
Non - employee warrants	31	6	86	26

Total stock-based compensation	489	249	770	470

Tax effect on stock-based compensation	-	-	-	-

Effect on net loss	$489	$249	$770	$470

Effect on net loss per share - basic and diluted	$0.01	$0.00	$0.01	$0.01

Stock Options

The exercise price of each stock option equals the market price of Focus’ common stock on the date of grant. Option grants generally vest over four years and expire 10 years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in the model are outlined in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Average expected term of options	5 years	4 years	5 years	4 years
Risk-free rate of interest	2.95% - 3.57%	4.57% - 5.03%	2.36% - 3.57%	4.56% - 5.03%
Volatility of common stock	84%	77%	82%	81%
Dividend yield	0%	0%	0%	0%

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

A summary of activity related to Focus’ stock option incentive plans for the six months ended June 30, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value (000s)

Options outstanding at January 1, 2008	5,594,021	$1.16
Options granted	460,933	$0.37
Options exercised	-	$-
Options canceled	(523,671)	$1.22

Options outstanding at June 30, 2008	5,531,283	$1.09	5.8	$-

Options exercisable and expected to be exercisable at June 30, 2008	5,246,511	$1.10	5.7	$-

Options exercisable at June 30, 2008	3,806,419	$1.17	5.0	$-

The weighted average grant date fair value of options granted during the three and six months ended June 30, 2008 was $0.24 and $0.25 per share, respectively. No options were exercised in the three and six month periods ended June 30, 2008. At June 30, 2008, Focus had $778,000 of unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options, which will be recognized over the weighted average period of 2.2 years.

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

The options outstanding and exercisable at June 30, 2008 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Life (Yrs)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price

$0.31-$0.97	1,582,530	6.6	$0.63	806,737	$0.71
$0.97-$1.43	3,255,867	5.8	$1.19	2,338,761	$1.20
$1.43-$1.97	624,386	3.9	$1.60	592,421	$1.60
$1.97-$2.22	68,500	5.1	$2.08	68,500	$2.08

Outstanding at June 30, 2008	5,531,283	5.8	$1.09	3,806,419	$1.17

At June 30, 2008, Focus had 2,319,641 shares of common stock available for grant under its current stock option and incentive plans, which include restricted stock.

Restricted Stock Awards

A summary of activity related to Focus’ restricted stock awards for the six months ended June 30, 2008 is presented below:

	Shares	Weighted Average Grant Date Fair Value

Non-vested restricted stock shares outstanding at January 1, 2008	1,167,067	$1.07
Restricted stock shares granted	747,744	$0.42
Restricted stock shares vested	(888,700)	$0.66
Restricted stock shares forfeited	(79,171)	$1.02

Non-vested restricted stock shares outstanding at June 30, 2008	946,940	$0.95

At June 30, 2008, Focus had $668,000 of unrecognized compensation expense, net of forfeitures, related to restricted stock awards, which will be recognized over the weighted average period of 2.5 years. During the three and six months ended June 30, 2008, 576,494 and 888,700 shares of restricted stock vested with a fair market value of $254,000 and $402,000, respectively.  During the three and six months ended June 30, 2007, 8,750 and 197,266 shares of restricted stock vested with a fair market value of $12,000 and $258,000 respectively.

4.	Net Loss per Share

Basic net loss per share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period, if dilutive. Options to purchase 5,531,283 and 6,154,780 shares of common stock, unvested shares of restricted stock of 946,940 and 1,084,259, warrants to purchase 32,703,748 and 4,218,355 shares of common stock and 3,161 shares of preferred stock convertible into 3,161,000 shares of common stock were outstanding at June 30, 2008 and 2007, respectively, but were not included in the computation of diluted net loss per share as the effect would have been anti-dilutive. In addition, promissory notes that were convertible into 11,943,000 shares of common stock were outstanding at June 30, 2007, but were not included in the computation of diluted net loss per share as the effect would have been anti-dilutive.

5.	Significant Customers

Sales to one customer accounted for 12% of Focus’ revenue in the three months ended June 30, 2008.  No one customer accounted for more than 10% of Focus’ revenue in the six months ended June 30, 2008.  Sales to two customers accounted for 29% of Focus’ revenue in the three months ended June 30, 2007.  Sales to one customer accounted for 15% of Focus’ revenue in the six months ended June 30, 2007.

One customer had an accounts receivable balance of 14% of Focus’ total accounts receivable at June 30, 2008. Two customers accounted for 32% of Focus’ total accounts receivable at June 30, 2007.

6.	Inventories

Inventories are stated at lower of cost (first-in, first-out) or market:

(In thousands)	June 30, 2008	December 31, 2007

Raw materials	$1,043	$732
Work in process	1,089	783
Finished goods	2,002	2,442

	$4,134	$3,957

7.	Borrowings

(In thousands)	June 30, 2008	December 31, 2007

Short-term debt:
Line of credit	$6,500	$3,600
Term loan	-	2,500
	6,500	6,100
Long-term debt:
Convertible notes	-	11,493
Notes payable	21,898	-
Discount on notes payable	(3,374)	-
	18,524	11,493

	$25,024	$17,593

Line of Credit – Heritage Bank of Commerce

On March 4, 2008, the Company finalized a Loan and Security Agreement dated February 22, 2008 (“Loan Agreement”) with Heritage Bank of Commerce (“Heritage Bank”). Under the Loan Agreement, the Company may borrow up to $6.5 million through one or more advances through February 21, 2009, which is the maturity date (the “Maturity Date”).  On the Maturity Date, all advances must be repaid. Carl Berg, a director of the Company, has personally guaranteed the Loan Agreement. At June 30, 2008, there was an outstanding balance under this line of credit of $6.5 million, which is the maximum amount allowed to borrow.

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

In connection with Mr. Berg’s extension of his personal guarantee, the Company has agreed to continue Mr. Berg’s first priority security interest in all of the Company’s assets, which he shares on a pro-rata basis with the Senior Secured Note Holders (see below, “Notes Payable”), except for the security interest in the Company’s accounts receivable, which have been subordinated to Heritage Bank’s security interest in the accounts receivable. However the Senior Secured Note Holders will not be bound by the intercreditor arrangement in respect of any indebtedness of the Company owing Heritage Bank in excess of $6.5 million. In partial consideration of this extension of the personal guarantee, the Company issued to Mr. Berg a warrant to purchase 200,000 shares of common stock at an exercise price of $0.40 per share. The warrant is immediately exercisable through March 4, 2013. The warrant was valued at $50,000 using the Black-Scholes option pricing model and was charged to general and administrative expense at the time of issuance.

Line of Credit and Term Loan – Greater Bay Bank

From November 2004 through February 23, 2008, Focus had access to a $4.0 million line of credit from Greater Bay Bank (“GBB Bank”) under which it could borrow up to 90% of its eligible outstanding accounts receivable. In addition, from June 2005 through February 23, 2008, Focus could also borrow an additional $2.5 million from GBB Bank under a term loan agreement. Both the line of credit and term loan were collateralized by a personal guarantee from Mr. Berg. In connection with this credit line, GBB Bank obtained a first priority security interest in Focus’ accounts receivable through an agreement with Mr. Berg, which enabled Mr. Berg to retain his existing security interest in all of Focus’ assets while subordinating his pre-existing security interest in Focus’ accounts receivable to GBB.

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

Under the Amended Agreement, the Company may, in its discretion, elect to pay interest due on December 30, 2008 in cash or by issuing additional Notes in the full amount of such interest payment, if there has been no event of default. If the Company elects to make the interest payments by issuance of additional Notes, this would result in the additional issuance of up to approximately $1,500,000 of Note principal and approximately 1.9 million Warrants (at the same exercise price of $0.80 per share).

On June 30, 2008, the Company chose to issue additional Notes in the amount of $1,098,371 and 1,372,963 Warrants in lieu of the cash interest payment due on June 30, 2008. These Notes retain the same terms and conditions as the $20.8 million Notes issued on February 11, 2008. The Warrants were valued at $69,000 using the Black-Scholes option pricing model and was recorded as a discount on notes payable and will be amortized to interest expense through the maturity date of the Notes

Under the Amended Agreement, an event of default includes, but is not limited to, (i) default in payment of interest or principal on the Notes; (ii) default in the payment of other Company indebtedness in excess of $1,000,000, (iii) commencement of any proceeding under federal bankruptcy law or any similar federal or state proceeding or an assignment for the benefit of creditors, (iv) breach by the Company of any obligation under the Amended Agreement or other agreements entered into between the Company and the Note purchasers pursuant to the Amended Agreement which breach is not cured within 30 days after receipt of a notice of default, and (v) termination of the Company’s business or the liquidation or dissolution of the Company. Generally, upon the occurrence of an event of default, the Notes will become immediately due and payable in full, and the holders of the Notes will be entitled to enforce their security interest in all of the assets of the Company.

The Amended Agreement includes various negative covenants. Among these are that the Company has agreed that it will not (i) transfer a substantial amount of its properties or assets outside the ordinary course of business, (ii) agree to be acquired in a merger or other acquisition transaction involving the transfer of a substantial amount of properties or assets of the Company, or (iii) incur additional debt for borrowed money, in each case without the consent of Purchase Agent (Ingalls & Snyder LLC) or the holders of a majority of the principal amount of the outstanding Notes.

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

8.	Commitments and Contingencies

Research and Development Agreements

In September 2007, Focus entered into a design services contract under which Focus agreed to pay approximately $1.3 million to a third party for the design and development of new UWB integrated circuits. Payments will be made upon the completion of specific milestones by the third party.

For the three and six months ended June 30, 2008, $105,000 and $396,000 was charged respectively to research and development expense based on the level of effort incurred by the third party. At June 30, 2008, obligations related to this contract included in accrued liabilities on the condensed consolidated balance sheet were $778,000. At December 31, 2007, obligations related to this contract included in accrued liabilities on the condensed consolidated balance sheet were $515,000.

Leases

Focus leases office facilities and certain equipment under operating and capital leases. Under the lease agreements, Focus is obligated to pay for utilities, taxes, insurance and maintenance.

Minimum lease commitments at June 30, 2008 were as follows:

(In thousands)	Operating Lease Commitments	Capital Lease Commitments

2008	$363	$65
2009	719	-
2010	500	-
2011	-	-

	$1,582	65
Less: amount representing interest		(2)

Present value of future minimum future lease payments		$63

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

At June 30, 2008, Focus had issued non-cancelable purchase orders for approximately $640,000 for finished goods from its contract manufacturers, and had not incurred any significant liability for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

Product Warranty Costs

Focus’ warranty period for its products is generally 90 days to one year. Focus accrues for warranty costs, based on estimated warranty return rates and costs to repair, at the time revenue is recognized. At June 30, 2008 and December 31, 2007, Focus’ reserves for warranty costs, which are included in accrued liabilities on the condensed consolidated balance sheets, were $95,000 and $118,000, respectively.

Changes in Focus’ product warranty liability during the six months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended

(In thousands)	June 30, 2008	June 30, 2007

Balance at January 1	$118	$191
Charged to operations	57	71
Reductions	(80)	(100)

Ending balance	$95	$162

General

From time-to-time, Focus is party to certain claims and legal proceedings that arise in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on Focus’ financial position or results of operation.

9.	Stockholders' Equity

As of June 30, 2008, Focus was obligated under certain circumstances, to issue the following additional shares of common stock pursuant to derivative securities, instruments or agreements:

(In thousands)	Shares of Common Stock

Options to purchase common stock	5,531
Warrants to purchase common stock	32,704
Preferred stock convertible into common stock	3,161

41,396

During the six months ended June 30, 2008 and 2007, Focus repurchased 285,798 and 19,612 shares of common stock for $127,000 and $25,000 and included the repurchased shares in treasury stock at June 30, 2008 and 2007, respectively. Such shares had originally been issued in connection with the Company’s stock compensation plans as restricted stock.

A summary of activity related to Focus’ warrants for the six months ended June 30, 2008 is presented below:

	2008

	Shares	Weighted Average Exercise Price

Warrants outstanding at January 1, 2008	5,732,447	$1.29
Warrants granted	27,891,715	$0.79
Warrants exercised	-	$-
Warrants canceled	(920,414)	$2.00

Warrants outstanding at June 30, 2008	32,703,748	$0.85

Weighted average fair value of warrants granted during the period		$0.17

Information pertaining to warrants outstanding and exercisable at June 30, 2008 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Life (Yrs)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price

$0.05-$0.79	709,464	2.83	$0.49	608,214	$0.53
$0.80-$0.80	27,447,965	2.51	$0.80	27,447,965	$0.80
$0.85-$1.35	4,046,319	2.46	$1.08	4,046,319	$1.08
$2.00-$2.00	500,000	3.64	$2.00	500,000	$2.00

	32,703,748	2.53	$0.85	32,602,498	$0.85

During the six months ended June 30, 2008, Focus issued 243,750 warrants in connection with services. The warrants vest either immediately or over 10 months from the date of grant and are exercisable at prices between $0.05 and $0.50. These warrants have a three to five year life and were valued using the Black-Scholes option pricing model. During the six months ended June 30, 2008 the Company recognized $36,000 as expense related to warrants. The warrants with a 10 month vesting schedule will be valued monthly, with the computed expense charged to operating expense until such warrants are fully vested.

10.	Related Party Transactions

Carl Berg

In December 2002, Mr. Berg provided Samsung Semiconductor Inc., one of Focus’ contracted ASIC manufacturers, with a personal guarantee to secure Focus’ working capital requirements for ASIC purchase order fulfillment. Mr. Berg provided the personal guarantee without additional cost or collateral, as Mr. Berg maintains a secured priority interest in substantially all of Focus’ assets. At June 30, 2008, Focus owed Samsung $87,000 under net 30 terms.

In February 2008, replacing his prior guarantee with respect to the Company’s indebtedness to Greater Bay Bank, Mr. Berg agreed to personally guarantee the Company’s line of credit with Heritage Bank. In connection with Mr. Berg’s extension of his personal guarantee to Heritage Bank, the Company has agreed to continue Mr. Berg’s first priority security interest in all of the Company’s assets, which he shares on a pro-rata basis with the Senior Secured Note Holders, except for the security interest in the Company’s accounts receivable, which have been subordinated to Heritage Bank’s security interest in the Company’s accounts receivable. However the Senior Secured Note Holders will not be bound by the intercreditor arrangement in respect of any indebtedness of the Company owing Heritage Bank in excess of $6.5 million. In partial consideration of this extension of the personal guarantee, the Company issued to Mr. Berg a warrant to purchase 200,000 shares of common stock at an exercise price of $0.40 per share. The warrant is immediately exercisable through March 4, 2013.

Dolby Laboratories Inc.

N. William Jasper Jr., the Chairman of Focus’ Board of Directors, is also the President and Chief Executive Officer of Dolby Laboratories, Inc. (“Dolby”), a signal processing technology company located in San Francisco, California. Focus is required to submit quarterly royalty payments to Dolby based on Dolby technology incorporated into certain products. For the three months ended June 30, 2008 and 2007, Focus paid Dolby $10,000 and $9,000, respectively, in royalties, which were recorded in cost of revenue. For the six months ended June 30, 2008 and 2007, Focus paid Dolby $16,000 and $21,000, respectively, in royalties, which were recorded in cost of revenue. Focus’ arrangements with Dolby are on standard commercial terms.

Norman Schlomka

Norman Schlomka, General Manager of COMO and an executive officer of Focus since February 2006, owns one third of the building, located in Raisdorf, Germany, that COMO occupies. For the three month periods ended June 30, 2008 and 2007, Focus paid rent related to this building of approximately $26,000 and $24,000, respectively. For the six month periods ended June 30, 2008 and 2007, Focus paid rent related to this building of approximately $51,000 and $46,000, respectively. The rent is on commercial terms deemed to be fair market value and comparable to other rents in the area.

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

	Three Months Ended June 30, 2008

	Systems	Semiconductor	Total

Net revenue	$3,243	$745	$3,988
Cost of revenue	2,051	311	2,362
Gross margin	1,192	434	1,626

Operating expenses:
Sales, marketing and support	1,421	645	2,066
General and administrative	663	408	1,071
Research and development	1,105	3,113	4,218
	3,189	4,166	7,355
Loss from operations	$(1,997)	$(3,732)	$(5,729)

	Six Months Ended June 30, 2008

	Systems	Semiconductor	Total

Net revenue	$6,489	$1,371	$7,860
Cost of revenue	4,176	560	4,736
Gross margin	2,313	811	3,124

Operating expenses:
Sales, marketing and support	2,771	1,455	4,226
General and administrative	1,314	794	2,108
Research and development	2,250	5,552	7,802
	6,335	7,801	14,136
Loss from operations	$(4,022)	$(6,990)	$(11,012)

	Three Months Ended June 30, 2007

	Systems	Semiconductor	Total

Net revenue	$7,020	$1,334	$8,354
Cost of revenue	3,891	553	4,444
Gross margin	3,129	781	3,910

Operating expenses:
Sales, marketing and support	1,732	747	2,479
General and administrative	662	386	1,048
Research and development	1,037	2,942	3,979
Amortization of intangible assets	30	21	51
	3,461	4,096	7,557
Loss from operations	$(332)	$(3,315)	$(3,647)

	Six Months Ended June 30, 2007

	Systems	Semiconductor	Total

Net revenue	$12,873	$2,568	$15,441
Cost of revenue	7,252	1,113	8,365
Gross margin	5,621	1,455	7,076

Operating expenses:
Sales, marketing and support	3,045	1,559	4,604
General and administrative	1,369	776	2,145
Research and development	2,137	5,780	7,917
Amortization of intangible assets	94	62	156
	6,645	8,177	14,822
Loss from operations	$(1,024)	$(6,722)	$(7,746)

12.           Comprehensive Loss

Comprehensive loss includes net loss and foreign currency translation adjustments. The components of comprehensive loss are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

(In thousands)

Net loss	$(6,709)	$(3,967)	$(12,713)	$(8,357)
Other comprehensive income (loss):
Foreign currency translation adjustments	(19)	(60)	128	(39)

Comprehensive loss	$(6,728)	$(4,027)	$(12,585)	$(8,396)

13.           Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company is currently evaluating the impact that the adoption of FSP 157-2 will have on its consolidated financial position and results of operations.

14.           Subsequent Event

Acquisition of Intellectual Property

On July 15, 2008, Focus completed the purchase of certain intellectual property rights for a prototype audio product chipset developed by AudioMojo, Inc. (“the Chipset”), and owned by Hallo Development Co., LLC (“Hallo”).  As consideration, Focus agreed to issued to Hallo (a) 1,800,000 shares of Focus’ common stock, including 300,000 shares that will be held in escrow, and (b) a revenue share relating to the future sales of the Chipset extending over a period of three years from the date of first commercial shipment (“FCS”).  The revenue share is equal to (a) 10% of net sales in the first year after FCS, (b) 7.5% of net sales in the second year after FCS and (c) 5% of net sales in the third year after FCS.

Notwithstanding the Securities and Exchange Commissions Rule 144, the shares of the Focus’ common stock issued in connection with this transaction shall be subject to restrictions against sale by Hallo to any third party until the earlier of (a) the date at which the Focus has sold and received $1,000,000 in net revenues from the Chipset or (b) December 31, 2009.

Item  2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth herein should be read in conjunction with the condensed consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Focus’ Annual Report on Form 10-K for the year ended December 31, 2007 and Item 1A--"Risk Factors"--contained therein.

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

In particular, statements contained in this document that are not historical facts (including, but not limited to, statements concerning anticipated revenues, anticipated operating expense levels, capital resources and needs and liquidity outlook, potential new products and orders, and such expense levels relative to our total revenues) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results of operations and financial condition have varied and may in the future vary significantly and materially from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the availability of capital to fund our future cash needs, reliance on major customers, history of operating losses, market acceptance of our products, technological obsolescence, competition, successful integration of acquisitions, component supply problems and protection of proprietary information, the unpredictability of costs to develop new technologies, as well as the accuracy of our internal estimates of revenue and operating expense levels.  For a discussion of these factors and some of the factors that might cause such a difference see also Item 1A of this Form 10-Q and Item 1A of our Form 10-K under the heading "Risk Factors" and those described from time to time in our other reports filed with the Securities and Exchange Commission.  These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements except, as required by law.

RESULTS OF OPERATIONS

Net revenue

	Three Months Ended

(Dollars in thousands)	June 30, 2008	June, 2007	Decrease	% decrease

Systems products	$3,243	$7,020	$(3,777)	(53.8%)
Semiconductor products	745	1,334	(589)	(44.2%)

	$3,988	$8,354	$(4,366)	(52.3%)

	Six Months Ended

(Dollars in thousands)	June 30, 2008	June, 2007	Decrease	% decrease

Systems products	$6,489	$12,873	$(6,384)	(49.6%)
Semiconductor products	1,371	2,568	(1,197)	(46.6%)

	$7,860	$15,441	$(7,581)	(49.1%)

Revenue for the three months ended June 30, 2008 was $4.0 million, a decrease of $4.4 million, or 52.3%, compared with the three months ended June 30, 2007.  Revenue for the six months ended June 30, 2008 was $7.9 million, a decrease of $7.6 million, or 49.1%, compared with the six months ended June 30, 2007.

For the three months ended June 30, 2008, net sales of systems products to distributors, retailers and value added resellers, were approximately $3.2 million compared to $7.0 million for the same period in 2007, a decrease of $3.8 million. For the six months ended June 30, 2008, net sales of systems products to distributors, retailers and value added resellers, were approximately $6.5 million compared to $12.9 million for the same period in 2007, a decrease of $6.4 million. This decrease in sales of systems products is mainly due to reduced sales of our direct to edit (“DTE”) disk recorders driven by competitive pressures on our camera partners.

Sales of semiconductor products to distributors and OEM customers were approximately $745,000 in the three months ended June 30, 2008, compared to $1.3 million for the same period in 2007, a decrease of $589,000. Sales of semiconductor products to distributors and OEM customers were approximately $1.4 million in the six months ended June 30, 2008, compared to $2.6 million for the same period in 2007, a decrease of $1.2 million. This decrease is mainly due to reduced sales of our TV-Out chips for the portable media player market due to a slow down in the economy and saturation of portable media players in the consumer market.

As of June 30, 2008, we had a sales order backlog of approximately $841,000, a nominal increase of $12,000 compared to December 31, 2007.

Sales to one customer accounted for 12% of our revenue in the three months ended June 30, 2008. Sales to two customers accounted for 29% of our revenue in the three months ended June 30, 2007. No one customer accounted for more than 10% of our revenue in the six months ended June 30, 2008, whereas one customer accounted for 15% of our revenue for the six months ended in June 30, 2007.

Gross margin

	Three Months Ended

(Dollars in thousands)	June 30, 2008	June 30, 2007	Decrease

Gross margin	$1,626	$3,910	$(2,284)

Gross margin rate	40.8%	46.8%	(6.0) percentage points

	Six Months Ended

(Dollars in thousands)	June 30, 2008	June 30, 2007	Decrease

Gross margin	$3,124	$7,076	$(3,952)

Gross margin rate	39.7%	45.8%	(6.1) percentage points

Our gross margin rate for the three months ended June 30, 2008 decreased to 40.8% from 46.8% when compared to the three months ended June 30, 2007, a decrease of 6.0 percentage points. Our gross margin rate for the six months ended June 30, 2008 decreased to 39.7% from 45.8% when compared to the six months ended June 30, 2007, a decrease of 6.1 percentage points. The decrease is attributable to lower sales when measured as a percentage of our fixed costs.

Operating expenses

(Dollars in thousands)	Three Months Ended

	June 30, 2008		June 30, 2007		Increase / (Decrease)
		% of		% of		% of
		revenue		revenue		revenue

Sales, marketing and support	$2,066	51.8%	$2,479	29.7%	$(413)	22.1%
General and administrative	1,071	26.9%	1,048	12.5%	23	14.4%
Research and development	4,218	105.8%	3,979	47.6%	239	58.2%
Amortization of intangible assets	-	-	51	0.6%	(51)	(0.6%)

	$7,355	184.5%	$7,557	90.4%	$(202)	94.1%

(Dollars in thousands)	Six Months Ended

	June 30, 2008		June 30, 2007		Increase / (Decrease)
		% of		% of		% of
		revenue		revenue		revenue

Sales, marketing and support	$4,226	53.8%	$4,604	29.8%	$(378)	24.0%
General and administrative	2,108	26.8%	2,145	13.9%	(37)	12.9%
Research and development	7,802	99.3%	7,917	51.3%	(115)	48.0%
Amortization of intangible assets	-	-	156	1.0%	(156)	(1.0%)

	$14,136	179.9%	$14,822	96.0%	$(686)	83.9%

Sales, marketing and support

Sales, marketing and support expenses for the three months ended June 30, 2008 were $2.1 million, compared to $2.5 million for the three months ended June 30, 2007. The $413,000 decrease between comparison periods was driven by reduced payroll, trade show and advertising expenses, partly offset by an increase in expenses for stock based compensation as a result of certain of the Company’s employees participating in a salary stock swap program (the “ Stock Swap Program”) to which each participating employee, including each of the Company’s executive officers, will be granted fully vested stock under the Company’s 2004 Stock Incentive Plan in exchange for a fifteen percent (15%) reduction in their gross pay for twenty (20) consecutive pay periods, concluding on December 12, 2008. Each dollar of gross pay that a participating employee foregoes pursuant to the Stock Swap Program will be converted into Focus’ common stock at a predefined exchange rate on a predefined date. For the first five exchange dates, the exchange rates are $0.40, $0.45, $0.50, $0.55 and $0.60, respectively. For the remaining exchange dates, the exchange rate will be the greater of $0.60 or 80% of the trailing 15 day average price immediately preceding the exchange date.

Sales, marketing and support expenses for the six months ended June 30, 2008 were $4.2 million, compared to $4.6 million for the six months ended June 30, 2007. This $378,000 decrease for comparison periods was driven by decreased payroll and trade show expenses, partly offset by an increase in expenses as a result of the Stock Swap Program.

General and administrative

General and administrative expenses for the three months ended June 30, 2008 were $1.1 million compared to $1.0 million for the three months ended June 30, 2007, an increase of $23,000.

General and administrative expenses for the six months ended June 30, 2008 were $2.1 million, consistent with the six months ended June 30, 2007.

Research and development

Research and development expenses for the three months ended June 30, 2008 were $4.2 million, an increase of $239,000, from $4.0 million for the three months ended June 30, 2007. The increase mainly reflects an increase in payroll due to a higher average headcount during the three months ended June 30, 2008 compared to the three months ended June 30, 2007 as well as additional expenses as a result of the Stock Swap Program

Research and development expenses for the six months ended June 30, 2008 were $7.8 million, a decrease of $115,000, from $7.9 million for the six months ended June 30, 2007. The majority of the decrease is due to a reduction in tooling and prototype expense of $552,000 related to our UWB imitative partially offset by increased payroll of $346,000 due to a higher average headcount during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Interest expense, net and Other income, net

	Three Months Ended

(Dollars in thousands)	June 30, 2008	June 30, 2007	Increase

Interest expense, net	$(978)	$(299)	$679

Other income/(expense), net	$1	$(2)	$3

	Six Months Ended

(Dollars in thousands)	June 30, 2008	June 30, 2007	Increase / (Decrease)

Interest expense, net	$(1,665)	$(589)	$1,076

Other income/(expense), net	$(9)	$1	$(10)

Net interest expense for the three months ended June 30, 2008 was $978,000, compared to $299,000 in the three months ended June 30, 2007. The additional interest expense is directly related to increased borrowings, including $9.3 million borrowed on February 11, 2008, an increase of the interest rate on the notes outstanding from 10% to 12% effective February 11, 2008 and interest expense derived from the amortization of note discount of $301,000.

Net interest expense for the six months ended June 30, 2008 was $1.7 million, compared to $589,000 in the six months ended June 30, 2007. The additional interest expense is related to increased borrowings, including $9.3 million borrowed on February 11, 2008, an increase of the interest rate on the notes outstanding from 10% to 12% effective February 11, 2008 and interest expense derived from the amortization of a note discount of $467,000.

Other income (expense) for the three and six months ended June 30, 2008 consists mainly of fluctuations associated with exchange rate differences related to transactions denominated in Euros.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2008 and the year ended December 31, 2007, we incurred net losses of $12.7 million and $17.4 million, respectively, and used cash in operating activities of $8.7 million, and $14.6 million, respectively. Absent continued access to capital from the sale of securities or other sources, we will be unable to continue as a going concern.

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

(Dollars in thousands)	June 30, 2008	December 31, 2007

Cash and cash equivalents	$2,119	$1,841
Working capital	$(3,593)	$(2,034)

	Six Months Ended

	June 30, 2008	June 30, 2007

Net cash used in operating activities	$(8,684)	$(7,881)
Net cash used in investing activities	$(567)	$(490)
Net cash provided by financing activities	$9,521	$6,383

Net cash used in operating activities

(In thousands)	Six Months Ended,

	June 30, 2008	June 30, 2007	Change in
	cash (used)	cash (used)	cash (used)
	provided	provided	provided

Net loss	$(12,713)	$(8,357)	$(4,356)
Non-cash income statement items	2,735	1,609	1,126
Adjusted net loss	(9,978)	(6,748)	(3,230)

Changes in working capital	1,294	(1,133)	2,427

Net cash used in operating activities	$(8,684)	$(7,881)	$(803)

Net cash used in operating activities for the six months ended June 30, 2008 and 2007 was $8.7 million and $7.9 million, respectively. The increase in net cash used in operating activities mainly reflects an increase in the net loss adjusted for non-cash items, an increase in cash used by prepaid expenses and accounts payable, partially offset by an increase in cash provided by accounts receivable and accrued liabilities. The increase in cash provided by accounts receivable reflects our lower sales run rate compared to prior year. The increase in cash used by accounts payable mainly reflects the timing of payments related to our UWB investment and reduced inventory purchases.

One customer had an accounts receivable balance of 14% of our total accounts receivable at June 30, 2008.

We expect that our operating cash flows may fluctuate in future periods as a result of fluctuations in our operating results, shipment timetable, accounts receivable collections, inventory management, and the timing of payments among other factors.

Net cash used in investing activities

Net cash used in investing activities was $567,000 for the six months ended June 30, 2008, compared to $490,000 used in the six months ended June 30, 2007. The increase in cash used in investing activities mainly reflects the timing of purchases of equipment and design tools related to our investment in UWB technology.

Net cash provided by financing activities

Net cash provided by financing activities was $9.5 million for the six months ended June 30, 2008, compared to $6.4 million for the six months ended June 30, 2007. The net cash provided by financing activities in the six months ended June 30, 2008 mainly consists of net proceeds of $9.3 million from the issuance of additional notes payable and an increase in net borrowings of $400,000 associated with our line of credit compared to cash provided from private financing of $6.2 million and $207,000 from the exercise of stock options and warrants.

Capital Resources and Liquidity Outlook

We have incurred losses and used net cash in operating activities for the six months ended June 30, 2008 and each of the two years in the period ended December 31, 2007, as such, we have been dependent upon raising money for short- and long-term cash needs through the issuance of debt, proceeds from the exercise of options and warrants, and the sale of our common stock in private placements.

We received gross proceeds of $9.3 million from the issuance of secured notes and warrants to a group of private investors in February 2008. These notes, along with an additional $11.5 million in previously outstanding notes, initially bear interest at a 12% annual rate, increasing to 15% on October 1, 2008, with interest due on June 30 and December 30 of each year the notes remain outstanding. We may elect to pay interest due on December 30, 2008 in cash or by issuing additional notes in the full amount of such interest payment, if there has been no event of default. We received net proceeds of $6.2 million and $4.9 million from the issuances of common stock and warrants to groups of private investors in February 2007 and September 2007, respectively.

On June 30, 2008, the Company chose to issue additional notes in the amounts of $1,098,371 in lieu of the cash interest payment due on that date. These notes have the same terms and conditions as the $9.3 million secured notes issued on February 11, 2008.

In March 2008, we finalized a line of credit agreement with Heritage Bank of Commerce. Under the line of credit, we may borrow up to $6.5 million in one or more advances through February 21, 2009. At June 30, 2008, we had an outstanding balance of $6.5 million, which is the maximum amount available under this line of credit.

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

Our expense reduction efforts are only part of our overall efforts to reduce our financial risks. We will need to raise additional amounts before September 30, 2008, to continue development and launch commercialization of our next generation products. The amount necessary will depend upon the results and timing of ongoing development efforts and the anticipated growth of our Semiconductor and Systems businesses. Our future capital requirements will remain dependent upon  these and other factors, including cash flow from operations, the ability to increase sales from their recent reduced levels over those of prior years, increasing our gross margins from current levels, continued progress in research and development programs , and our ability to market our new products successfully.

Summary of Certain Contractual Obligations as of June 30, 2008

(In thousands)
	< 1 year	1-3 years	3-5 years	Total

Capital and operating leases (including interest)	$790	$857	$-	$1,647
Inventory purchase commitments	640	-	-	640
Line of credit	6,500	-	-	6,500
Notes payable	-	21,898	-	21,898
Interest on notes payable	3,231	4,810	-	8,041

	$11,161	$27,565	$-	$38,726

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At June 30, 2008, we did not hold any short-term investments that would be exposed to market risk from adverse movements in interest rates.

At June 30, 2008, our outstanding debt obligations consisted of secured notes payable of $21.9 million – see Note 7, “Borrowings”. A fixed interest rate is applicable to these debt obligations of 12.0% per annum through September 30, 2008 after which the rate increases to 15.0% per annum until maturity (January 1, 2011).

Foreign Currency Risk

Gains or losses related to foreign exchange currency transactions were not material for the periods ended June 30, 2008 and 2007.

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

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2008 of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, Focus is a party to certain claims and legal proceedings that arise in the ordinary course of business of which, in the opinion of management, will not have a material adverse effect on Focus’ financial position or results of operations.

Item 1A.	Risk Factors

Except as described below, there have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. You should carefully consider the risks identified therein any of which could materially affect our business, financial condition or future results.

We have a long history of operating losses.

As of June 30, 2008, we had an accumulated deficit of $135.4 million. We incurred net losses of $17.4 million, $15.9 million and $15.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, and we expect to continue to incur net losses for the remainder of 2008. There can be no assurance that we will ever become profitable. Additionally, our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements for the year ended December 31, 2007 with respect to substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

We will need to raise additional capital, which may not be available when we need it.

Historically, we have met our short- and long-term cash needs through debt issuances, the sale of common stock or other convertible securities in private placements, because cash flow from operations has been insufficient to fund our operations. Recent financial market turmoil has exacerbated the capital raising efforts of small technology companies. The Company has sold debt securities on a secured basis when it has been unable to sell its equity securities on acceptable terms, and the inability to provide security to different future lenders may preclude the availability of such capital sources. If the Company cannot access either the debt or capital markets, it would have no choice but to reorganize its operations, either in bankruptcy or other insolvency proceedings.

We received net proceeds of $9.3 million from the issuance of secured notes and warrants to a group of private investors in February 2008. We received net proceeds of $6.2 million and $4.9 million from the issuances of common stock to groups of private investors in February 2007 and September 2007. We believe that we will need to raise additional amounts before September 30, 2008 to continue development and launch commercialization of our next generation UWB products. The amount necessary will depend upon the results of ongoing UWB and other product development efforts and our Semiconductor and Systems businesses. Our future capital requirements will remain dependent upon these and other factors, including cash flow from operations, increasing our gross margins from current  levels, continued progress in research and development programs, competing technological and market developments, and our ability to market our new products successfully. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all. If we are unable to access equity or debt financings when we need it, our business will be substantially harmed.

Our future capital raising activities may dilute the ownership of our existing stockholders.

We will sell securities in the public and private equity markets if and when conditions are favorable.  Raising funds through the issuance of common stock will dilute the ownership of our existing stockholders.  Furthermore, we may issue common stock, or securities convertible into or exercisable for our common stock, at prices that represent a substantial discount to the market price of our common stock, which could result in a decline in the trading price of our common stock.

Currently we do not meet the requirements to remain listed on the Nasdaq Capital Market.  As described below, we have sought a hearing to reverse the delisting notice that we have received, but there can be no assurance that we will meet the criteria required for reversal. If we are delisted, it could, among other things, decrease the liquidity of our common stock, limit our ability to raise additional capital and potentially accelerate the amounts due under our $21.9 million outstanding principal amount of senior secured notes at the option of the holders of such notes.

We may be delisted from the Nasdaq Capital Market.

Our common stock is traded on the Nasdaq Capital Market. There are various quantitative listing requirements for a company to remain listed on the Nasdaq Capital Market, including maintaining a minimum bid price of $1.00 per share of common stock and stockholders’ equity of $2.5 million or market capitalization of at least $35 million.

On June 16, 2008, the Company received a letter from The Nasdaq Stock Market (“Nasdaq”) notifying the Company that it fails to comply with the market value of public listed securities requirement for continued listing set forth in Marketplace Rule 4310(c)(3)(B). Such rule requires that the Company’s market value not be below $35,000,000 for ten consecutive trading days. According to Nasdaq, as of June 13, 2008, the Company's listed securities market value was $30,214,960. The Company had until July 16, 2008, to regain compliance with the rule.

On July 21, 2008, the Company received a letter from Nasdaq notifying the Company that it has not regained compliance in accordance with Marketplace Rule 4310(c)(8)(C). Accordingly, the Company’s securities will be delisted from the Nasdaq Capital Market on July 30, 2008, unless the Company appealed its delisting to the Nasdaq Listing Qualifications Panel.

On July 28, 2008, the Company was notified that its request to appear before the Nasdaq Hearings Panel has been approved and that a hearing has been scheduled for September 4, 2008.  Accordingly, the delisting of the Company’s securities has been stayed pending the Nasdaq Hearings Panel’s decision.  The Company intends to submit materials and attend the hearing in support of its appeal. There can be no assurance, however, that the Nasdaq Hearings Panel will grant a request for continued listing.

In addition to receiving notices that the Company has not been in compliance with Nasdaq’s market capitalization rule for continued listing, the Company also has received notices that it has not been in compliance with Nasdaq’s $1.00 minimum bid price rule for continued listing on the Nasdaq Capital Market.  On August 15, 2007, we were notified that for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share price requirement and we were initially given until February 11, 2008 to regain compliance. But, on February 12, 2008, we were advised that we had an additional six months extension or until August 11, 2008 to attain compliance with this $1.00 minimum bid price rule.

On August 12, 2008, the Company was notified by Nasdaq that the Company has not regained compliance with Nasdaq’s $1.00 minimum bid price rule and that this matter serves as an additional basis for delisting of the Company’s securities from the Nasdaq Capital Market.  Additionally, Nasdaq notified the Company that the Nasdaq Listing Qualifications Panel will consider this matter in rendering its determination regarding the Company’s continued listing on the Nasdaq Capital Market.  Accordingly, the Company also intends to address the minimum bid price rule at the hearing on September 4, 2008.

We may take certain actions in order to regain compliance with Nasdaq’s continued listing requirements.  These actions include, without limitation, a reverse stock split of our shares of common stock.  There can be no assurance, however, that such actions will allow us to regain compliance with any of the Nasdaq’s continued listing requirements.  If we do not regain compliance with the continued listing requirements within the allotted compliance period (including the minimum bid price per share and the market capitalization requirement), including any extensions that may be granted by Nasdaq, Nasdaq would notify us that our common stock will be delisted from the Nasdaq Capital Market.

If we are delisted from the Nasdaq Capital Market, our shares may be quoted on the OTC Electronic Bulletin Board or some other quotation medium, such as the pink sheets, depending on our ability to meet the specific listing requirements of the specific quotation system and market makers’ willingness to quote our shares on either of these mediums. As a result, an investor might find it more difficult to trade, or to obtain accurate price quotations for, such shares. Delisting might also reduce our ability to raise capital as well as the visibility, liquidity, and price of our voting common stock. If our common stock were not listed on the Nasdaq Capital Market or another established automated over-the-counter trading market in the United States, all amounts outstanding under our $21.9 million senior secured notes would become due and payable at the option of the holders. We do not now have such capital, and we may not have sufficient resources or access to additional capital at the time such demand is made, to satisfy those note obligations at the time they would become due, which would have a material adverse impact on our financial condition and results of operations

The exercise price of a significant number of our outstanding warrants will adjust downward in the event we issue equity securities or equity linked securities at an effective price less than $0.80 per share.

The exercise price of the warrants held by our senior secured note holders will be adjusted without any change in the number of securities purchasable under the warrants if the Company issues any equity or equity linked securities in connection with a financing, the primary purpose of which is to raise equity capital, at a net effective price to the Company of less than $0.80 per share of common stock.  If the Company makes such an issuance, then the exercise price of the warrants issued and then outstanding held by our senior secured note holders will be adjusted so that the exercise price to purchase one share of common stock pursuant to the warrant will be the net effective price received by the Company in the financing; provided, however, that such adjustment to the exercise price may not result in the exercise price of the warrant to be less than $0.35 per share.

We have a significant number of outstanding securities that will dilute existing stockholders upon conversion or exercise.

At July 31, 2008, we had 3,161 shares of preferred stock issued and outstanding 32,703,748 warrants and 5,512,529 options outstanding which are all exercisable for or convertible into shares of common stock. The 3,161 shares of preferred stock are convertible into 3,161,000 shares of our voting common stock. Furthermore, at July 31, 2008, 2,235,034 additional shares of common stock were available for grant to our employees, officers, directors and consultants under our current stock option and incentive plans. We also may issue additional shares in acquisitions. Any additional grant of options under existing or future plans or issuance of shares in connection with an acquisition will further dilute existing stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 20, 2008, we issued a warrant to Darren S. Bankston of Piedmont Consulting, to purchase 37,500 shares of our common stock at a purchase price of $0.50 per share for investor relation services. The warrant was issued pursuant to section 4(2) of the Securities Act based on the nature of the investor and certain representations made to us. The warrant was immediately exercisable and expires five years from the date of grant.

On June 20, 2008, we issued a warrant to Keith Fetter of Piedmont Consulting, to purchase 37,500 shares of our common stock at a purchase price of $0.50 per share for investor relation services. The warrant was issued pursuant to section 4(2) of the Securities Act based on the nature of the investor and certain representations made to us. The warrant was immediately exercisable and expires five years from the date of grant

Although we do not have any publicly announced programs or plans to repurchase our securities, during the six months ended June 30, 2008, we repurchased an aggregate of 285,798 shares of our common stock which were originally issued as restricted stock under our stock compensation plans for an aggregate purchase price of $127,000.

Item 3.	Defaults Upon Senior Securities

        None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

4.1	Common Stock Purchase Warrant issued to R. Keith Fetter, dated June 20, 2008
4.2	Common Stock Purchase Warrant issued to Darren S. Bankston, dated June 20, 2008
4.3	Piggyback Registration Rights Agreement between Focus and R. Keith Fetter., dated June 20, 2008
4.4	Piggyback Registration Rights Agreement between Focus and Darren S. Bankston, dated June 20, 2008
10.1	Hallo Asset Purchase agreement, dated April 23, 2008
31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of CFO
32.1	CEO 906 Certification
32.2	CFO 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2008	Focus Enhancements, Inc.
Date	Registrant

By:/s/ Brett A. Moyer
Brett A. Moyer
Chief Executive Officer and President
(Principal Executive Officer)

By:/s/ Gary L. Williams
Gary L. Williams
Executive Vice President of Finance,
Chief Financial Officer
(Principal Accounting Officer)